Form 10-Q
period 1994-12-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1995-02-13
CIK 28630

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               December 31, 1994

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 1-8533

                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-2632319
             --------------                          -------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

 16 Thornton Road, Oakland, New Jersey                    07436
             --------------                          -------------
(Address of principal executive offices)                (Zip Code)

                                  201-337-3800
                                 -------------
              (Registrant's telephone number, including area code)

                                      None
                                 -------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of February 8, 1994 was 3,242,324 and 2,119,534, respectively (exclusive of 432,639 shares of Class A Common Stock and 21,619 shares of Class B Common Stock held in the treasury).

================================================================================

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

PART I.         FINANCIAL INFORMATION
     Item 1.
                Financial Statements
                Condensed Consolidated Balance Sheets - December 31, 1994
                and March 31, 1994 ......................................   3

                Condensed Consolidated Statements of Earnings -
                Three Months and Nine Months Ended December 31, 1994
                and 1993 ................................................   4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended December 31, 1994 and 1993 ............   5

                Notes to Condensed Consolidated Financial Statements ....   6-8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................   9-13

PART II.        OTHER INFORMATION
     Item 1.    Not Applicable

     Item 2.    Not Applicable

     Item 3.    Not Applicable

     Item 4.    Submission of Matters to a Vote of Security Holders .....   14

     Item 5.    Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K ........................   14

SIGNATURES      .........................................................   15

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                      December 31,    March 31,
                      Assets                              1994          1994
                      ------                          -----------   -----------
Current assets:
  Cash .............................................  $10,292,000   $15,465,000
  Accounts receivable ..............................   13,752,000    15,538,000
  Inventories, net of progress payments ............   10,859,000     5,042,000
  Other current assets .............................    2,762,000     2,563,000
                                                      -----------   -----------
    Total current assets ...........................   37,665,000    38,608,000
Property, plant and equipment, less accumulated
  depreciation and amortization of $23,797,000
  and $23,289,000 at December 31, 1994 and
  March 31, 1994, respectively .....................    8,630,000     8,893,000
Intangible assets, less accumulated amortization
  of $3,296,000 and $3,008,000 at December 31,
  1994 and March 31, 1994, respectively ............    8,541,000     8,414,000
Other assets .......................................    3,037,000     2,921,000
                                                      -----------   -----------
                                                      $57,873,000   $58,836,000
                                                      ===========   ===========
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:
  Accounts payable and other .......................  $18,739,000   $18,805,000
                                                      -----------   -----------
    Total current liabilities ......................   18,739,000    18,805,000
Long-term debt, excluding current installments .....   11,953,000    14,515,000
Deferred income taxes ..............................    4,624,000     4,624,000
Other liabilities ..................................    1,204,000     1,133,000
                                                      -----------   -----------
    Total liabilities ..............................   36,520,000    39,077,000
                                                      -----------   -----------
Stockholders' equity:
  Class A Common Stock, $.01 par value per share
   Authorized 10,000,000 shares; issued 3,674,963
   shares at December 31, 1994 and March 31, 1994 ..       37,000        37,000

  Class B Common Stock, $.01 par value per share
   Authorized 20,000,000 shares; issued 2,141,153
   shares at December 31, 1994 and 2,105,528
   shares at March 31, 1994 ........................       21,000        21,000
Additional paid-in capital .........................   13,440,000    12,970,000
Retained earnings ..................................   10,027,000     8,315,000
                                                      -----------   -----------
                                                       23,525,000    21,343,000
Treasury Stock, at cost; 480,139 shares of Class A
  Common Stock and 31,619 shares of Class B Common
  Stock at December 31, 1994; and 423,419 shares of
  Class A Common Stock and 21,440 shares of Class
  B Common Stock at March 31, 1994 .................   (1,853,000)   (1,579,000)
Unamortized restricted stock compensation ..........     (319,000)       (5,000)
                                                      -----------   -----------
  Net stockholders' equity .........................   21,353,000    19,759,000
                                                      -----------   -----------
                                                      $57,873,000   $58,836,000
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   December 31,               December 31,
                             ------------------------  ------------------------
                                1994          1993         1994         1993
                             -----------  -----------  -----------  -----------
Revenues .................   $15,742,000  $15,101,000  $47,404,000  $35,369,000
Costs and expenses .......    14,737,000   14,373,000   44,143,000   33,196,000
                             -----------  -----------  -----------  -----------
  Operating income .......     1,005,000      728,000    3,261,000    2,173,000
Interest and related
  expenses ...............      (343,000)    (397,000)  (1,020,000)  (1,184,000)
Other income, net                397,000      127,000      613,000      689,000
                             -----------  -----------  -----------  -----------
  Earnings before income
   taxes .................     1,059,000      458,000    2,854,000    1,678,000
Income taxes .............       425,000      192,000    1,142,000      680,000
                             -----------  -----------  -----------  -----------
  Net earnings ...........   $   634,000  $   266,000  $ 1,712,000  $   998,000
                             ===========  ===========  ===========  ===========
Earnings per share of
 Class A and Class B
 Common Stock ............   $       .13  $       .05  $       .34  $       .19
                             ===========  ===========  ===========  ===========

Weighted average number
 of shares of Class A
 and Class B Common
 Stock outstanding .......     4,888,662    5,335,170    5,025,586    5,334,121
                             ===========  ===========  ===========  ===========


See accompanying notes to condensed consolidated financial statements.

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Nine Months Ended
                                                            December 31,
                                                   ---------------------------
                                                       1994           1993
                                                   -----------     -----------
Cash flows from operating activities
  Net earnings ..................................  $ 1,712,000     $   998,000
  Adjustments to reconcile net earnings
   to cash flows from operating activities:
    Depreciation and amortization ...............    1,967,000       2,311,000
    Other, net ..................................     (235,000)       (161,000)
  Changes in assets and liabilities:
    Decrease in accounts receivable .............    2,265,000       1,444,000
    (Increase) decrease in inventories ..........   (5,543,000)      1,397,000
    (Increase) in other current assets ..........     (130,000)       (107,000)
    (Decrease) in accounts payable and other ....     (182,000)     (1,110,000)
    Other, net ..................................      160,000         246,000
                                                   -----------     -----------
      Net cash provided by operating
       activities ...............................       14,000       5,018,000
                                                   -----------     -----------
Cash flows from investing activities
  Capital expenditures ..........................   (1,014,000)       (541,000)
  Cash advanced to company to be acquired .......       --          (1,800,000)
  Purchase of businesses, net of cash acquired ..   (1,514,000)       (602,000)
  Other, net ....................................      236,000          14,000
                                                   -----------     -----------
    Net cash used in investing activities .......   (2,292,000)     (2,929,000)
                                                   -----------     -----------
Cash flows from financing activities
  Proceeds from short-term debt .................       75,000          --
  Payments on long-term debt ....................      (56,000)       (51,000)
  Retirement of long-term debt ..................   (2,639,000)    (2,270,000)
  Purchase of treasury stock ....................   (2,900,000)         --
  Sale of treasury stock ........................    2,625,000          --
                                                   -----------     -----------
    Net cash used in financing activities .......   (2,895,000)     (2,321,000)
                                                   -----------     -----------
Net decrease in cash ............................  $(5,173,000)    $  (232,000)
Cash, beginning of period .......................   15,465,000      10,965,000
                                                   -----------     -----------
Cash, end of period .............................  $10,292,000     $10,773,000
                                                   ===========     ===========

See accompanying notes to condensed consolidated financial statements.

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 1994, the results of operations for the three months and nine months ended December 31, 1994 and 1993 and cash flows for the nine months ended December 31, 1994 and 1993.

2) The results of operations for the nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

3) Earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. Options outstanding to purchase shares of common stock were not included in the computation of earnings per share because their effect was not material for all periods presented. Furthermore, additional shares assumed to be outstanding applicable to the Company's convertible subordinated debentures also were not included because their effect on earnings per share was antidilutive for all periods presented.

4) On October 1, 1993, the Company acquired (through TAS Acquisition Corp., a wholly-owned subsidiary) a 95.7% equity interest in Technology Applications and Service Company (TAS), a Maryland corporation, pursuant to a Stock Purchase Agreement dated as of August 6, 1993. On November 1, 1993, Articles of Merger were filed in order to merge TAS into TAS Acquisition Corp. The name TAS Acquisition Corp. was changed to Technology Applications & Service Company (TAS).

     The following unaudited pro forma financial information shows the results of operations for the nine months ended December 31, 1993 as though the acquisition of TAS had occurred at the beginning of the period presented. In addition to combining the historical results of operations of the two companies, the pro forma calculations include: the amortization of the excess of cost over the estimated fair value of net assets acquired; the effect of a reduction in interest expense arising from the assumed repayment by TAS prior to the acquisition date of its outstanding borrowings under a bank line of credit; the effect of a reduction in interest income from the assumed decrease in cash associated with the $1.8 million advanced to TAS prior to the acquisition and the funding of the TAS operating loss for the period presented; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company and TAS on a combined basis for the pro forma period presented.

      ------------------------------------------------------------------
      Nine Months Ended December 31,                            1993
      ------------------------------------------------------------------
      Revenues ...........................................   $43,493,000
      Net earnings before extraordinary item .............   $   209,000
      Earnings per share before extraordinary item .......   $       .04
      ------------------------------------------------------------------

     The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been made at the beginning of the period, or of the future results of operations of the combined companies.

5. Effective July 20, 1994, the Company entered into an Employment, Non-Competition and Termination Agreement (the Employment Agreement) and a Stock Purchase Agreement (the Stock Purchase Agreement) with David E. Gross, its former President and Chief Technical Officer. Under the terms of the Employment Agreement, Mr. Gross will receive a total of $600,000 as compensation for his services under a five-year consulting agreement with the Company and a total of $750,000 as consideration for a five-year non-compete arrangement. The payments will be charged to expense over the term of the Employment Agreement as services are performed and obligations are fulfilled by Mr. Gross. Mr. Gross will also receive at the conclusion of such initial five-year period, an aggregate of approximately $1.3 million payable over a nine-year period as deferred compensation. The approximate present value of the payments to be made to Mr. Gross pursuant to the deferred compensation portion of the Employment Agreement is recorded at July 20, 1994, as the amount and terms are similar to the Company's previous deferred compensation arrangement with Mr. Gross. On July 28, 1994, pursuant to the Stock Purchase Agreement, the Company purchased 659,220 shares of Class A Common Stock and 45,179 shares of Class B Common Stock owned by Mr. Gross for $4.125 and $4.00 per share, respectively, totaling approximately $2.9 million in cash (the Buy-back). The Stock Purchase Agreement also provides that (i) the Company has a right of first refusal with respect to the sale by Mr. Gross of any of the remaining shares of common stock of the Company held by Mr. Gross in excess of 20,000 shares, (ii) any shares of common stock of the Company held by Mr. Gross must be voted pro rata in accordance with the vote of the Company's other stockholders and (iii) in the event of a change in control of the Company within three years from the date of the Stock Purchase Agreement, Mr. Gross will receive a percentage of the difference between the price per share paid to Mr. Gross pursuant to the Buy-back and the price per share received by the stockholders of the Company pursuant to the change of control transaction, less an interest factor, as defined in the Stock Purchase Agreement, on the aggregate amount paid to Mr. Gross pursuant to the Buy-back.

6. On October 18, 1994, the Company filed a Registration Statement on Form S-2 and on November 10, 1994, the Company filed Amendment No. 1 to such Registration Statement (the Registration Statement) with the Securities and Exchange Commission for the purpose of selling shares of its common stock purchased by the Company in the Buy-back, as defined in Footnote 5 above. Pursuant to the Registration Statement, the Company offered to sell 650,000 shares of its Class A Common Stock at a purchase price of between $3.92 per share and $4.33 per share and 45,000 shares of its Class B Common Stock at a purchase price of between $3.80 per share and $4.20 per share. As of December 31, 1994, a total of 602,500 shares of Class A Common Stock were sold at a price of $4.125 per share and 35,000 shares of Class B Common Stock were sold at a price of $4.00 per share. The aggregate proceeds from the sales of the Company's common stock of approximately $2.6 million have been reflected in Treasury Stock, at cost in the Company's Condensed Consolidated Balance Sheet at December 31, 1994.

7. On November 17, 1994, Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired, through its wholly-owned subsidiary, the net assets of Ahead Technology Corporation (Ahead) for approximately $1.5 million. Ahead, located in Los Gatos, California, designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives. Its products include burnish heads, glide heads and specialty test heads. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $403,000 and will be amortized on a straight-line basis over 5 years, or approximately $81,000 annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and the percentage increase or decrease of those items as compared to the prior period.

                           Percent of                    Percent of
                            Revenues                      Revenues
                       ------------------            ------------------
                          Three Months     Percent      Nine Months      Percent
                       Ended December 31,  Changes   Ended December 31,  Changes
                       ------------------  -------   ------------------  -------
                                             1994                          1994
                                              vs.                           vs.
                         1994      1993      1993      1994      1993      1993
                        ------    ------    ------    ------    ------    ------
Revenues .............  100.0%    100.0%      4.2%    100.0%    100.0%     34.0%
Costs and expenses ...   93.6      95.2       2.5      93.1      93.9      33.0
                        ------    ------              ------    ------
Operating income .....    6.4       4.8      38.0       6.9       6.1      50.1
Interest and
 related expenses ....   (2.2)     (2.6)    (13.6)     (2.2)     (3.3)    (13.9)
Other income, net ....    2.5        .8     212.6       1.3       1.9     (11.0)
                        ------    ------              ------    ------
Earnings before
 income taxes ........    6.7       3.0     131.2       6.0       4.7      70.1
Income taxes .........    2.7       1.2     121.4       2.4       1.9      67.9
                        ------    ------              ------    ------
Net earnings .........    4.0%      1.8%    138.3%      3.6%      2.8%     71.5%
                        ======    ======              ======    ======

     Revenues for the three months ended December 31, 1994 were approximately $15.7 million, representing an increase of $.6 million from revenues generated during the same period last year. On a year-to-date basis, revenues of $47.4 million for the nine-month period ended December 31, 1994 were $12.0 million higher than those reported for the comparable period a year ago. The increases in revenues for the three- and nine-month periods were mainly attributable to the Company's increased business base in display systems, manufacturing and technical services and commercial products as a result of acquisitions and a joint venture entered into during the latter part of fiscal 1994 and 1995. Revenues on certain data storage, signal processing, trainer and optical systems programs were also higher during the current fiscal year reflecting shipments under contracts and progress made on programs awarded during fiscal 1994.

     Operating income for the third quarter of fiscal 1995 was $1.0 million, representing an increase of $.3 million from operating income generated during the same period last year. Results for the nine months ended December 31, 1994 of $3.3 million reflected an increase of $1.1 million over those achieved in fiscal 1994. The improvement during the current year was primarily due to the overall increase in revenues as well as improved operating margins from the Company's data storage systems programs due to the completion of certain fixed-price development contracts and the Company's commercial product lines.

     Interest and related expenses for the three- and nine-month periods ended December 31, 1994 decreased approximately $.1 million and $.2 million, respectively, from the comparable periods a year ago. Reductions from fiscal 1994 in the Company's outstanding long-term debt due to the mandatory sinking fund payments made on such debt obligations were substantially responsible for the decreases.

     Other income, net for the third quarter of fiscal 1995 increased by approximately $.3 million from the third quarter a year ago. This increase was primarily due to a $.2 million gain from the sale of certain fixed assets during the current year. Other income, net for the nine months ended December 31, 1994 was $.1 million lower than for the same period in the preceding fiscal year. The results for the nine months ended December 31, 1993 included a gain of $.3 million from the repurchase of the Company's 8 1/2% Convertible Subordinated Debentures (Debentures) at prices lower than par value. The Debentures purchased during the nine months ended December 31, 1994 were at prices approximating par value and were primarily used to satisfy the August 1, 1994 sinking fund obligation.

     The Company's effective tax rates during the three-month periods ended December 31, 1994 and 1993 were 40% and 42%, respectively. The effective tax rate for each of the nine-month periods ended December 31, 1994 and 1993 was 40%. The Company records income tax expense based on an estimated full year effective income tax rate. The effective income tax rate and the components of income tax expense for the nine months ended December 31, 1994 did not significantly change from those at March 31, 1994. The provision for income taxes includes all estimated income taxes payable to federal and state governments as applicable.

Financial Condition and Liquidity

     Cash and Cash Flow: Cash at December 31, 1994 and March 31, 1994 represented approximately 18% and 26%, respectively, of total assets. During the nine-month period ended December 31, 1994, cash decreased $5.2 million. This decrease primarily resulted from the use of approximately $2.6 million for the repurchase of a portion of the Company's outstanding Debentures and $1.5 million for the acquisition of the net assets of Ahead. Approximately $2.4 million of the repurchased Debentures were used to satisfy the August 1, 1994 sinking fund requirement for this obligation.

     Capital expenditures were $1.0 million for the nine months ended December 31, 1994 and are expected to approximate $1.1 million for the fiscal year. The majority of these expenditures are for computer and laboratory-related equipment.

     Accounts Receivable and Inventories: Accounts receivable decreased approximately $1.8 million during the nine months ended December 31, 1994 due to collections on outstanding receivables. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year. The increase in inventories of $5.8 million during the nine months ended December 31, 1994 was primarily due to the build-up in costs to be billed upon delivery and final acceptance of products and those which will result in future progress billings based on contractual provisions.

          ------------------------------------------------------------
                                               December 31,  March 31,
                                                   1994        1994
          ------------------------------------------------------------
          Quick ratio ...........................   1.3         1.6
          Current ratio .........................   2.0         2.1
          Liabilities-to-equity ratio ...........   1.7         2.0
          Long-term debt, excluding current
           installments, to capitalization ......  35.9%       42.3%
          ------------------------------------------------------------


     Backlog: At December 31, 1994, the Company's backlog of orders was $125 million as compared to $135 million at March 31, 1994. The decrease in backlog during the nine months ended December 31, 1994 was due to the net effect of revenues for the period which were partially offset by bookings. New contract awards during the nine months ended December 31, 1994 totalled approximately $38.0 million. Significant awards received to date included a $2.9 million contract from the Naval Air Systems Command to produce additional quantities of A/U36M-1(V) Weapons Boresight Equipment for the Marine Corps' AH-1W Cobra helicopters, $6.0 million from the Government Systems Group of Unisys Corporation to provide portions of the AN/UYQ-70 Advanced Display System and a $4.9 million contract with the U.S. Navy to provide Readiness Trainer Systems for the Mobile In-shore Undersea Warfare System Upgrade (MIUW-SU) program. Also received during the nine months ended December 31, 1994 was a $3.1 million award from the Naval Air Systems Command for WRR-818 8mm video tape recorders which will be deployed on the Navy's F/A-18 Hornet carrier-based aircraft.

Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The Company adopted SFAS 112 during the first quarter of fiscal 1995, and its adoption did not have a material impact on the Company's results of operations or financial position.

Certain Agreements

     Effective July 20, 1994, the Company entered into an Employment, Non-Competition and Termination Agreement (the Employment Agreement) and a Stock Purchase Agreement with David E. Gross, its former President and Chief Technical Officer. Under the terms of the Employment Agreement, Mr. Gross will receive a total of $600,000 as compensation for his services under a five-year consulting agreement with the Company and a total of $750,000 as consideration for a five-year non-compete arrangement. The payments will be charged to expense over the term of the Employment Agreement as services are performed and obligations are fulfilled by Mr. Gross. Mr. Gross will also receive at the conclusion of such initial five-year period, an aggregate of approximately $1.3 million payable over a nine-year period as deferred compensation. The approximate present value of the payments to be made to Mr. Gross pursuant to the deferred compensation portion of the Employment Agreement is recorded at July 20, 1994, as the amount and terms are similar to the Company's previous deferred compensation arrangement with Mr. Gross. On July 28, 1994, pursuant to the Stock Purchase Agreement, the Company purchased 659,220 shares of Class A Common Stock and 45,179 shares of Class B Common Stock owned by Mr. Gross for $4.125 and $4.00 per share, respectively, totaling approximately $2.9 million in cash (the Buy-back). The Stock Purchase Agreement also provides that (i) the Company has a right of first refusal with respect to the sale by Mr. Gross of any of the remaining shares of common stock of the Company held by Mr. Gross in excess of 20,000 shares, (ii) any shares of common stock of the Company held by Mr. Gross must be voted pro rata in accordance with the vote of the Company's other stockholders and (iii) in the event of a change in control of the Company within three years from the date of the Stock Purchase Agreement, Mr. Gross will receive a percentage of the difference between the price per share paid to Mr. Gross pursuant to the Buy-back and the price per share received by the stockholders of the Company pursuant to the change of control transaction, less an interest factor, as defined in the Stock Purchase Agreement, on the aggregate amount paid to Mr. Gross pursuant to the Buy-back.

Stock Registration

     On October 18, 1994, the Company filed a Registration Statement on Form S-2 and on November 10, 1994, the Company filed Amendment No. 1 to such Registration Statement (the Registration Statement) with the Securities and Exchange Commission for the purpose of selling shares of its common stock purchased by the Company in the Buy-back. Pursuant to the Registration Statement, the Company offered to sell 650,000 shares of its Class A Common Stock at a purchase price of between $3.92 per share and $4.33 per share and 45,000 shares of its Class B Common Stock at a purchase price of between $3.80 per share and $4.20 per share. Shares of the Class A Common Stock and Class B Common Stock were sold on a best-efforts basis through (i) certain of the Company's directors and executive officers, none of whom received any commissions or other form of compensation, and each of whom qualified under the safe harbor provisions of Rule 3a4-1 under the Securities Exchange Act of 1934, as amended, and (ii) certain broker-dealers who are members of the National Association of Securities Dealers, Inc. which did not receive a commission from the Company. As of December 31, 1994, a total of 602,500 shares of Class A Common Stock were sold at a price of $4.125 per share and 35,000 shares of Class B Common Stock were sold at a price of $4.00 per share. The aggregate proceeds from the sales of the Company's common stock of approximately $2.6 million have been reflected in Treasury Stock, at cost in the Company's Condensed Consolidated Balance Sheet at December 31, 1994. The shares of Class A and Class B Common Stock were being sold by the Company to replenish working capital and the Company intends to use the net proceeds generated for working capital and general corporate purposes.

Acquisition

     On November 17, 1994, Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired, through its wholly-owned subsidiary, the net assets of Ahead Technology Corporation (Ahead) for approximately $1.5 million. Ahead, located in Los Gatos, California, designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives. Its products include burnish heads, glide heads and specialty test heads. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $403,000 and will be amortized on a straight-line basis over 5 years, or approximately $81,000 annually.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         None
Item 6.  Exhibits and Reports on Form 8-K
         (a)Exhibits
            1. Asset Purchase Agreement, dated October 28, 1994, Acquisition
               By PE Acquisition Corp., a subsidiary of Precision Echo, Inc. Of All Of The Assets Of Ahead Technology Corporation
           27. Financial Data Schedule
         (b) Reports on Form 8-K
             None

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                                    Registrant

Date: February 13, 1995                       /s/ NANCY R. PITEK
                                        ----------------------------------
                                                  Nancy R. Pitek
                                             Controller and Treasurer