Form 10-K
period 1995-03-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1995-06-29
CIK 28630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1995           Commission File Number 1-8533

                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               13-2632319
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  5 Sylvan Way, Parsippany, New Jersey                             07054
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (201) 898-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Class A Common Stock, $.01 par value   American Stock Exchange
Class B Common Stock, $.01 par value   American Stock Exchange
8 1/2% Convertible Subordinated        American Stock Exchange
Debentures due August 1, 1998

Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The aggregate market value of shares of Class A Common Stock and Class B Common Stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 20, 1995, was approximately $27,000,000. The number of shares of Class A Common Stock and Class B Common Stock outstanding as of June 20, 1995 was 3,307,324 and 2,166,134, respectively (exclusive of 432,639 shares of Class A Common Stock and 21,619 shares of Class B Common Stock held in the treasury).

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for the fiscal year ended March 31, 1995), incorporated in Part II.

2. Definitive Proxy Statement, dated July 7, 1995, for the 1995 Annual Meeting of Stockholders, incorporated in Part III.

                                     PART I

Item 1. Business

General

     Diagnostic/Retrieval Systems, Inc. (the "Company" or "DRS") was incorporated in Delaware in 1968. The operating units of the Company conduct their business in both military and commercial markets; however, revenues are derived principally from contracts or subcontracts with domestic and foreign government agencies of which a significant portion is attributed to U.S. Navy ("Navy") procurements. The Company's principal products and services fall within five broad categories: signal processors and display systems, trainer and simulation systems, data storage and playback systems, optics and manufacturing and technical services. Products within these categories include advanced integrated display workstations, sonar trainer systems, simulators, data recording playback systems and aircraft boresight systems. Manufacturing and technical services are provided in both military and commercial environments and encompass a wide range of activities that include field service support for the Navy fleet, refurbishment of video recording products and the manufacture of complex cable and harness assemblies and consumable magnetic head products.

     The Company's growth over the years has been enhanced through the technological development of its products and services, and, since 1984, by the acquisition of several companies. In May 1984, DRS made its first acquisition with the purchase of Precision Echo, Inc. ("Precision Echo"), a company located in Santa Clara, California, engaged in the design and manufacture of magnetic recording devices, including those used in antisubmarine warfare. In August 1988, the Company acquired Photronics Corp. ("Photronics"), located in Hauppauge, New York, a company principally engaged in the design and manufacture of optical components, assemblies and optical systems used in the targeting and fire-control instrumentation of a variety of advanced military weapons. During fiscal 1994, the Company added three new operations. In October 1993, the Company acquired Technology Applications & Service Company ("TAS"), located in Gaithersburg, Maryland. TAS applies state-of-the-art technology to produce inexpensive displays and computer peripheral emulators that can replace more expensive militarized display consoles and computer peripherals used by the military. TAS also produces simulators, stimulators and training products used primarily for testing and training at military land-based sites. The acquisition of TAS provides an enhancement to the Company's display and trainer systems product lines as well as broadens the Company's scope of technical services. In December 1993, through its subsidiary DRS Systems Management Corporation, the Company formed a partnership called Laurel Technologies ("Laurel") in which it has an 80% controlling interest. The partnership operates from a manufacturing facility in Johnstown, Pennsylvania and provides manufacturing services to a variety of customers including the Company's other operating units. Also in December 1993, DRS acquired certain assets of CMC Technology ("CMC"), located in Santa Clara, California, providing the Company with a customer base in the commercial video recording systems industry and an opportunity to diversify from its traditional military and industrial markets. The Company's commercial business base was further expanded in November 1994, with the acquisition of the net assets of Ahead Technology Corporation ("Ahead") located in Los Gatos, California. Ahead designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives.

Products

Signal Processors and Display Systems

     The Company's signal processor and display business has its roots in the area of underwater surveillance with products which were designed initially for the Navy's antisubmarine warfare ("ASW") program. Detection of subsurface targets is an extremely difficult technical task due to a variety of factors, which include wide variations in salinity, temperature, the generally unknown contour of the subsurface floor, and, in the case of submarines, their ability to operate quietly and take evasive actions to avoid detection.

     In 1972, the Company pioneered passive sonar detection with its AN/SQS-54 Spectrum Analyzer Set. This system was deployed on Navy surface combatants and was utilized to detect submarines. The Company then developed the AN/SQR-17, the AN/SQR-17A Sonar Signal Processor systems and the signal processor and display generator of the AN/SQR-18A Tactical Towed Array Sonar System, which totally integrated submarine detection, classification, display and recording capabilities by processing information from the most advanced helicopter-deployed and ship-launched sonobuoys, as well as passive sonar data from hull-mounted and towed array sonars. These systems remain a vital part of the Navy's core, reserve and international program capabilities. Using this technology, the Company produced AN/SQR-17A(V)3 processors for Mobile In-shore Undersea Warfare ("MIUW") systems. The current MIUW systems are electronically equipped vans, which utilize standard issue deployable sonobuoys or anchored passive sonobuoys to conduct underwater surveillance for harbor defense, coastal defense and amphibious-operation surveillance. MIUW also is used to enhance drug interdiction and underwater sonar systems. The system includes radars, radar intercept systems, thermal and visual imaging systems and underwater sonar systems. The Company also provides AN/SQR-17A(V)3 system upgrade units for sonar processing and display for the next generation MIUW system, the MIUW-SU (system upgrade). The AN/SQR-17A(V)3 upgrade system, the seventh generation in the product line, provides improved underwater surveillance capabilities in detection, classification, localization and neutralization of military and paramilitary threats. This is an integrated system which, along with sonobuoys, utilizes retrievable, bottom-mounted acoustic arrays and omni-hydrophone barrier strings as the primary underwater sensors. The Company, through a subcontract with a sensor manufacturer, is responsible for designing and delivery of the underwater sensor for this program. The Company currently is planning delivery of an AN/SQR-17A(V)3-SU for the new MIUW-SU vans in August 1995 and expects to produce an additional 22 systems.

     Backed by years of experience in display technology, DRS provides high-resolution display processing systems. Data are presented in enhanced formats, incorporating alphanumerics and graphics with human-factor considerations to aid military personnel in target analysis and tactical coordination. The Company, under contract with the Navy, has developed AN/UYQ-65 Data Processing and Display Sets. These systems are high-resolution, dual-monitor, color raster display workstations. When deployed on Navy ships, they will support both tactical graphics and acoustic sensor display formats and have been designed to replace the tactical and acoustic sensor displays in the AN/SQQ-89 Combat System. The AN/UYQ-65 is a Commercial-Off-The-Shelf ("COTS")-based workstation that is compliant with the stringent environmental requirements specified for sheltered shipboard systems used on U.S. Navy vessels such as the DDG-51 Aegis ships. With the delivery and acceptance of three engineering development models in April 1995, the Company has transitioned to the production phase of the program. It is expected that up to 148 production units may be manufactured under this contract.

     The Company, through its teammate, the Government Systems Group of Unisys Corporation, now called Loral Corporation Defense Systems-Eagan, was awarded a contract to provide a next-generation tactical workstation-the AN/UYQ-70 Advanced Display System ("ADS"). The Company has developed significant portions of hardware and software for these workstations utilizing commercial and Navy standards and has delivered the first prototypes. The open-system architecture design of both the ADS and the AN/UYQ-65 systems provide built-in growth capabilities for future upgrades and incorporate the latest in commercial processing, graphics, networking and data storage technologies.

     With the acquisition of TAS, DRS expanded into the Military Display Emulator ("MDE") market. TAS applies commercial technology to design, develop and produce MDEs, which are low-cost, microprocessor-based information processing and display workstations that emulate existing military display consoles and computer peripherals. The Company produces a product line that provides plug-compatible emulation of Navy display equipment at a fraction of the military equipment cost. The MDE product line includes commercial grade equivalents of fully militarized tactical and acoustic display equipment, video signal simulator and communication systems. Many fully militarized units have been emulated with MDE products. Applications for emulation products include software development, software maintenance, system test and integration and operator training. Emulators support cost-effective replacement of land-based military display equipment without sacrificing operational requirements. Cost savings on these systems are typically 75% of their military equivalents.

     Under contract with the Navy, the Company has produced display emulators and central data buffers for the Navy's Aegis program. The Company received a multiple year contract to produce complete units and/or components of display emulators for various training facilities.

     Using the MDE concept, the Company, under contract with the Navy, was engaged to demonstrate the feasibility of using MDE equipment in a shipboard environment. The study included a determination of the applicability of replacing fully militarized equipment with ruggedized COTS equipment, as well as the design, development and production of displays for shipboard applications. Three units were delivered in February 1994 and delivery of the remaining eight units and final software development were completed during fiscal 1995.

     Revenues during fiscal 1995, 1994 and 1993 for the Company's signal processors and display systems totalled $20,300,000, $22,800,000 and $17,300,000, respectively.

Trainers and Simulation Systems

     For many years, DRS has emphasized the need for "on-board" training to maintain operator proficiency. The Company's ASW acoustic stimulator systems were developed to train new military personnel as well as to maintain the highly perishable skills of veteran sensor operators. Through technological upgrades, these systems have been adapted for new sensors and a variety of training requirements.

     The Company's AN/SQQ-T1 On-Board Trainer ("OBT") is an acoustic trainer designed and built for the AN/SQR-17A and AN/SQR-18A systems, and has been used on Navy FF-1052 frigates. The OBT, a high-fidelity, modular, acoustic stimulator, is used to sharpen the skills of sonar operators through target identification, analysis and classification. It generates simulated high-fidelity acoustic signals closely resembling those of actual targets under various environmental conditions. As a result of the decommissioning of the FF-1052 frigates, DRS is currently under contract with the Navy to upgrade the three existing OBT units and deliver three additional units. These six units will be portable and will be used at 20 different MIUW van sites around the United States. The newly configured OBT, designated the AN/SQQ-T1A, will be used for training in existing MIUW vans. The AN/SQQ-T1A will furnish training for acoustic sensor operators and radar operators by providing simulated inputs to the AN/SQR-17A and SPS-64, both part of the MIUW van's sensor signal processing equipment.

     As part of the MIUW-SU program, the Company is providing an embedded readiness trainer system for the van. This system provides acoustic proficiency training, Graphical Data Fusion System proficiency training and overall coordinated team training for the operators and supervisors assigned to operate the new MIUW-SU surveillance vans.

     Under a contract award received during fiscal 1994 from the Oceanic Division of Westinghouse Electric Company ("Westinghouse"), DRS has developed and delivered three Sonar Image Display Simulators ("SIDS"). SIDS is a major subsystem of the AN/AQS-14 Mod 2 Side Looking Sonar ("SLS") Trainer. Using a COTS-oriented workstation approach, the high-fidelity software-based display simulator produces realistic, ready-to-display images of typical SLS returns. The SIDS workstation software generates various background textures, bottom features and objects of interest along a search plan as specified by a mission scenario. Integrated as part of the ground-based AN/AQS-14 trainer system, the sonar image display simulators will be utilized to train operators in preparation for critical mine hunting missions.

     Revenues from the Company's trainers and simulation systems during fiscal 1995, 1994 and 1993 amounted to $8,400,000, $4,700,000 and $2,600,000, respectively.

Data Storage and Playback Systems

     The positive feedback of multi-source, time-correlated mission data has become essential to crew operational effectiveness and training. Using magnetic tape recording systems with multiple signal acquisition interfaces, the crew can capture the mission context for verification of target contacts and validation of tactics employment. Using the mission tape during post-mission analysis and reconstruction, the crew can improve tactics and target acquisition/recognition.

     DRS provides a variety of military and security-related recording products. A substantial portion of the military recorders has been related to the Navy's ASW program. The Company's ASW recording products are utilized in ships, aircraft and helicopters and, in some instances, incorporated with its other ASW products. These recorders are used to store processed data gathered during ASW missions. The recorders are more rugged in construction than those used commercially and are suited for application in environments where vibration, temperature or contamination are potential problems.

     The Company's AN/AQH-4A(V)2 recorders/reproducers are used for ASW information gathering on board patrol aircraft, such as the Navy's P-3C. These recorder/reproducer systems record data transmitted from sonobuoys regarding the location of submerged vessels. DRS also produces digital annotation kits, which consist of board sets that enhance post-mission analysis when installed in the AN/AQH-4A(V)2 recorders. The Company is under contract to install digital annotation kits into U.S. Government-owned recorders.

     A variant of the AN/AQH-4A(V)2 recorder/reproducer system records side looking sonar data on board the MH-53E mine hunting helicopter. The Westinghouse AN/AQS-14 mine detection system is used to detect mines in critical areas on the ocean floor, such as ship transit lanes and harbors. Under contract to Westinghouse, the Company is developing a digital cassette recorder, the AN/AQH-12, as a follow-on to the current analog recorder. The new digital recorder, using a low-cost, half-inch tape format to record digitized sensor data, will replace the existing reel-to-reel machine in the mine hunting mission and also will be capable of reproducing the data. The basic design will have many general-purpose instrumentation applications where severe environments are encountered.

     The Company produces the AN/AQH-9 analog mission tape recording systems and the follow-on AN/AQH-11 digital mission recorders. These two systems were developed with the weight and volume constraints of ASW helicopters in mind. Both systems utilize low-cost, VHS style half-inch tape cassettes. The digital technology used in the AN/AQH-11 has improved throughput capacity up to five times that of the AN/AQH-9. The AN/AQH-9 system is employed on the Navy's SH-60F ASW helicopter and the Republic of China Navy's S-70(C)M helicopter. The AN/AQH-11 system is used on the U.S. Navy's SH-2G helicopter.

     The Company produces the AN/GSH-65 mission data playback system to reconstruct mission tapes from both the AN/AQH-9 and AN/AQH-11 mission recorders. The AN/GSH-65 has been configured to accept tapes from both airborne systems in one common ground replay system. The AN/GSH-65 is a transportable and environmentally protected system for use in severe shipboard environments. The AN/GSH-65 is now being deployed to operational squadrons and ships.

     Under contract with the Naval Air Systems Command, DRS has developed the AN/USH-42 Mission Recorder/Reproducer System ("MR/RS"). The AN/USH-42 MR/RS is a military-specification quality, multiple input data recorder using a half-inch, VHS style high-performance tape cassette. The AN/USH-42 has completed flight testing on a Navy A-6E aircraft at the Naval Air Test Center at Patuxent River. The AN/USH-42 can record multiple sensor video channels with full motion frame rates plus digital data and voice. The AN/USH-42 incorporates many user enhancements, such as in-flight replay and freeze frame, and contains embedded digital video scan converters to record radar signals in VHS format.

     The AN/USH-42 architecture has been selected by the Naval Air Systems Command to replace wet film recording in the S-3B Viking carrier-based aircraft. The AN/USH-42 embedded video scan converters will be used to transform the non-standard video formats in the S-3B weapons system into standard television format for rapid replay and radar and infrared dissemination. Several developmental options of the AN/USH-42 architecture are being evaluated for product improvement upgrades.

     For single-channel raster video recording applications, the Company sells the WRR-812 and WRR-818 8mm video cassette recorders. Both of these recorders employ the high band, color video format which yields 400-line horizontal resolution performance. The 8 mm recorders are used where environmental conditions are severe. Currently, these recorders are being installed onto the Canadian Light Armored Vehicle, the U.S. Army OH-58D Kiowa Warrier Scout helicopter and the U.S. Navy's F/A-18 Hornet carrier-based aircraft. Both recorders feature high-performance recording, a flexible control interface and low weight for video recording applications in harsh environments.

     The 8 mm video recording product line is being expanded to include a triple deck video recorder carrying the model designation WRR-833. The same high-performance video recording capability found in the single-channel models is available in a multiple-deck unit. Additionally, a system multiplexer has been designed which can digitally merge multiple video, analog and digital data streams onto one 8 mm tape cassette. With the flexibility of the new multiplex design, recording problems that previously could only be solved by multiple, asynchronous recorders can now be handled by a single recording system.

     Revenues from the Company's data storage and playback systems comprised $14,800,000, $15,900,000 and $18,200,000 of total revenues in fiscal 1995, 1994 and 1993, respectively.

Optics

     The Company's optical products include boresighting systems and missile components. Through the generic boresight technology developed by the Company, named Multiple Platform Boresight Equipment ("MPBE"), DRS produces boresight systems that are adaptable to multiple military platforms, including fixed-wing and rotary-wing aircraft, as well as armored vehicles. This equipment features the Triaxial Measurement System, which is a single beam instrument that simultaneously measures azimuth, elevation and roll. Through the use of airframe-specific mounting adapters, the MPBE can be tailored for boresighting virtually any aircraft's, naval vessel's and ground vehicle's navigation, sensor and weapons systems. By using an off-the-shelf configuration, these products have been designed to address the military's emphasis on cost-effective, expediently produced products that are more readily upgradable to accommodate future technology and military budget objectives.

     The Company has designed and developed boresight support equipment for the U.S. Army's AH-64A Apache Helicopter--the Captive Boresight Harmonization Kit ("CBHK"). CBHK is a portable, ground-support system that aligns the aircraft's navigation, targeting and weapons systems with the pilot's optical gear to assure optimum accuracy in target acquisition.

     The Company is currently under contract to produce 33 Rapid Armament Boresighting Systems ("RABS") for the Marine Corps' AH-1W Cobra helicopter. Similar in scope to the CBHK, RABS provides the ability to harmonize and align the Cobra's weapons, targeting and navigation systems to insure increased accuracy. The Company is also under contract to produce eight units for a boresighting system for Cobra helicopters used by Taiwan, Republic of China.

     Since the early 1970s, DRS has manufactured optical components utilized in the guidance systems of various heat seeking missiles, including the FIM-92 Stinger ("Stinger"), AIM-9 Sidewinder and the RIM-166 RAM missile systems. These missile optics are used to focus incoming infrared energy onto the missile's electronic detector, allowing it to accurately track and destroy its target. The Stinger is a man-portable, infrared homing missile designed to provide air defense coverage. DRS is the manufacturer of the primary assemblies for this missile and has produced over thirty thousand mirrors in support of the Stinger program. The Stinger currently is being produced in the United States and Germany. The AIM-9 Sidewinder is a short-range air-to-air missile in service in at least forty nations. DRS has been producing mirror assemblies in support of the AIM-9 program since 1965.

     The Company also has been active in the development of mirror assemblies for the next generation of missile systems. These advanced new missile systems include the Brilliant Anti-Tank program, the AIM-9X advanced missile and the THAAD missile program.

     DRS also manufactures optical components and assemblies using specialized techniques, such as diamond turning and electron beam deposition coating. These components are utilized on such defense systems as the Avenger sighting system, the Nite-Hawk targeting system and the TOW/Cobra weapon system.

     Revenues for the Company's optics products were $12,600,000, $10,100,000 and $8,800,000 during fiscal 1995, 1994 and 1993, respectively.

Manufacturing and Technical Services

     Through a partnership formed during fiscal 1994 with Laurel Technologies, Inc., the Company has established a manufacturing facility in Johnstown, Pennsylvania to provide high-quality, cost-effective manufacturing services for military and industrial products. These services include manufacturing, integration and testing of military-quality electronic assemblies, complex cables and harnesses and circuit card assemblies. Laurel provides these services to aerospace and industrial companies, as well as to other operating units within the Company.

     DRS also provides a variety of technical services for its own products, as well as those manufactured by other companies. The Company maintains field service operations at locations near the principal Navy shipyards in Norfolk, Virginia and San Diego, California, which provide support services to the Navy and, to a lesser extent, commercial ship repair companies. The scope of technical services includes equipment installation, field changes, configuration audit, repair, testing and integrated logistics support and maintenance of combat system test procedures. The Company also engages in technical service support to foreign governments.

     With the decommissioning of the FF-1052 class frigates, the Navy has started a program of leasing these ships to foreign navies, including the Republic of China, Egypt, Turkey and Greece. In support of this leasing program, DRS has been tasked to provide AN/SQR-17A system grooms and repairs, as well as training for foreign military personnel in the maintenance of this equipment. The Company expects to continue to be involved in the Navy's support plan to provide spare parts and repair services to these foreign navies.

     Through its acquisition of certain assets of CMC in fiscal 1994, and the more recent acquisition of the net assets of Ahead in fiscal 1995, the Company has taken steps toward diversifying beyond its traditional military and industrial product base by exploring opportunities in technologically-related commercial business areas. Through CMC, the Company refurbishes and rebuilds magnetic video recording rotary-head scanner assemblies for post-production facilities and television broadcast stations around the world and also provides upper drum refurbishment services for broadcast-quality video recording products. Through Ahead, the Company designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives. These include burnishing heads, glide heads and speciality test heads. As a result of these acquisitions, the Company's customer base has been expanded to include customers in the commercial video recording systems industry and several prominent manufacturers of computer disk drives.

     Revenues for manufacturing and technical services, as adjusted to eliminate intercompany transactions, were $13,800,000, $4,300,000 and $900,000 in fiscal 1995, 1994 and 1993, respectively.

Customers

     A significant portion of the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. Approximately 84%, 94% and 83% of total consolidated revenues for fiscal 1995, 1994 and 1993, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies.

     For information concerning sales to foreign governments, see "Export Sales" below.

Backlog

     The following table sets forth the Company's backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated:

                           March 31,      March 31,      March 31,
                             1995           1994           1993
                           ---------      ---------      ---------
Government Products:

U.S. Government .......  $115,200,000   $123,700,000   $123,900,000

Foreign Government ....     8,600,000      5,800,000      1,000,000
                         ------------   ------------   ------------
                          123,800,000    129,500,000    124,900,000

Commercial Products ...     2,200,000      5,100,000      1,200,000
                         ------------   ------------   ------------
                         $126,000,000   $134,600,000   $126,100,000
                         ============   ============   ============

     "Backlog" refers to the aggregate revenues remaining to be earned at the specified date under contracts held by the Company, including, for U.S. Government contracts, the extent of the funded amounts thereunder which have been appropriated by Congress and allotted to the contract by the procuring Government agency. Fluctuations in backlog amounts relate principally to the timing and amount of Government contract awards.

     Approximately 54% of the backlog at March 31, 1995 is expected to result in revenues during the fiscal year ending March 31, 1996.

Research and Development

     The Company's technological expertise has been an important factor in its growth. A portion of its research and development activities has taken place in connection with customer-sponsored research and development contracts. All such customer-sponsored activities are the result of contracts directly or indirectly with the U.S. Government. The Company also invests in Company-sponsored research and development.

     Revenues recorded by the Company for customer-sponsored research and development and expenditures for Company-sponsored research and development are as follows during the fiscal years indicated:

                                          Revenues    Expenditures
                                          --------    ------------
Fiscal Year Ended:

     March 31, 1995 .................   $18,800,000     $800,000

     March 31, 1994 .................   $27,500,000     $500,000

     March 31, 1993 .................   $19,200,000     $500,000

     The military electronics industry is subject to rapid technological changes and the Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields.

Contracts

     The Company's contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. Because of their inherent uncertainties and consequent cost overruns, development contracts historically have been less profitable than production contracts.

     Fixed-price contracts may provide for a firm-fixed price or they may be fixed-price-incentive contracts. Under the firm-fixed-price contracts, the Company agrees to perform for an agreed-upon price and, accordingly, derives benefits from cost savings, but bears the entire risk of cost overruns. Under the fixed-price-incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and the Company. However, if actual costs under such a contract exceed estimated costs, excess costs are apportioned between the customer and the Company up to a ceiling. The Company bears all costs that exceed the ceiling.

     Cost-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Unlike fixed-price contracts in which the Company is committed to deliver without regard to performance cost, cost-type contracts normally obligate the Company to use its best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, Government procurement regulations mandate lower profits for cost-type contracts because of the Company's reduced risk. Under cost-plus-incentive-fee contracts, the incentive may be based on cost or performance. When the incentive is based on cost, the contract specifies that the Company is reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee and adjustment formula are agreed upon when the contract is negotiated. In the case of performance-based incentives, the Company is reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, incentive contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, the Company is reimbursed for costs and receives a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits.

     The percentages of revenues during fiscal 1995, 1994 and 1993 attributable to the Company's contracts by contract type were as follows:

                                 Year Ended March 31,
                              ------------------------
                              1995      1994      1993
                              ----      ----      ----

Firm-fixed-price ...........   74%       65%       88%

Fixed-price-incentive ......   --         1%       --

Cost-plus-incentive-fee ....    6%       17%       10%

Cost-plus-fixed-fee ........   20%       17%        2%

     The Company negotiates for and generally receives progress payments from its customers of between 80-100% of allowable costs incurred on the previously described contracts. Included in its reported revenues are certain amounts which the Company has not billed to customers. These amounts, approximately $7,900,000, $5,900,000 and $8,100,000 as of March 31, 1995, 1994 and 1993,
respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations ("FAR"), incorporated by reference in Government contracts, provide that Company-sponsored research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, have been excluded from costs accumulated on Government contracts. General and administrative costs, which include Company-sponsored research and development costs, aggregating $6,600,000 and $3,800,000 at March 31, 1995 and 1994, respectively, are included in work-in-process inventory.

     All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. Multi-year Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the foreign government.

     Companies engaged primarily in supplying defense-related equipment to the Government are subject to certain business risks peculiar to the defense industry. These risks include the ability of the Government to unilaterally suspend the Company from receiving new contracts, pending resolution of alleged violations of procurement laws or regulations. In addition, all defense businesses are subject to risks associated with dependence on Government appropriations, changes in Government procurement policies, uncertain cost factors related to technologically scarce skills and exotic components, the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and/or cost overruns), substantial time and effort required for relatively unproductive design and development, design complexity and rapid obsolescence, and the constant necessity for design improvement.

     Government expenditures for defense products are likely to be flat or reduced during the 1990s. These reductions may or may not have an effect on the Company's programs; however, in the event expenditures for products of the type manufactured by the Company are reduced and not offset by greater foreign sales, commercial sales or other new programs or products, there will be a reduction in the volume of contracts or subcontracts awarded to the Company. Unless offset, such reductions would have an adverse affect on the Company's earnings.

Marketing

     The Company's marketing activities are conducted by its own staff of marketing personnel and engineers. The Company's domestic marketing approach begins with the development of information concerning the present and future requirements of its current and potential customers for defense electronics, as well as those in the security and commercial communities serviced by the Company's products. Such information is gathered in the course of contract performance, research into the enhancement of existing systems and inquiries into advances being made in hardware and software development, and is then evaluated and exchanged among marketing, research and engineering groups within the Company to devise proposals responsive to the perceived needs of customers. The Company markets its products abroad through independent marketing representatives.

Competition

     The Company's products are sold in markets containing a number of competitors which are substantially larger than the Company with greater financial resources. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. The Company believes that it competes on the basis of the performance of its products, its reputation for prompt and responsive contract performance, and its accumulated technical knowledge and expertise.

Patents

     The Company has patents on many of its recording and certain commercial products. The Company does not believe patent protection to be significant to its current operations; however, future programs may generate the need for patent protection.

Manufacturing and Suppliers

     The Company's manufacturing process for its products, excluding optical products, consists primarily of the assembly of purchased components and testing of the product at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors and insulated wire and cables. In addition, many of the Company's products use machined castings and housings, motors and recording and reproducing heads. Many of the purchased components have been fabricated to Company designs and specifications. The manufacturing process for the Company's optics products includes the grinding, polishing and coating of various optical materials and the machining of metal components.

     Although materials and purchased components generally are available from a number of different suppliers, several suppliers are the Company's sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. The Company has not experienced significant production delays attributable to supply shortages, but occasionally experiences procurement problems with respect to certain components, such as semiconductors and connectors. In addition, certain exotic materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

     The Company believes that quality control and testing are essential for manufacturing reliable products. The Company's testing and quality control procedures for products manufactured pursuant to Government contracts follow military specifications and are designed to reduce the likelihood of product failure after delivery.

Export Sales

     DRS currently sells several of its products and services in the international marketplace to countries such as Canada, Germany, Australia and the Republic of China. Foreign sales accounted for approximately 7%, 3% and 17% of the Company's revenues in fiscal 1995, 1994 and 1993, respectively. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. Foreign contracts at March 31, 1995 generally were payable in United States' dollars.

Executive Officers of the Registrant

     The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below:

NAME                POSITIONS WITH THE COMPANY                             AGE
- ----                --------------------------                             ---

Leonard Newman      Chairman of the Board and Secretary of the Company     71

Mark S. Newman      President, Chief Executive Officer and Director of     45
                     the Company

Nancy R. Pitek      Controller and Treasurer of the Company                38

Paul G. Casner, Jr. Vice President of the Company; President of DRS        57
                     Electronic Systems Group; President of Technology Applications & Service Company

Stuart F. Platt     Vice President and Director of the Company;            61
                     President of Precision Echo, Inc.

Richard Ross        Vice President of the Company; President of            40
                     Photronics Corp.

     Leonard Newman has been a Director of the Company since 1968 and Chairman of the Board and Secretary of the Company since 1971. From 1971 until May 1994, Mr. Newman also served as the Company's Chief Executive Officer. Leonard Newman is the father of Mark S. Newman.

     Mark S. Newman has been employed by the Company since 1973, was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of the Company in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of the Company. Mark Newman is the son of Leonard Newman.

     Nancy R. Pitek joined the Company in 1984 as Manager of Accounting. She became Assistant Controller in 1985 and Director of Internal Audit in 1988. Ms. Pitek became Director of Corporate Finance in 1990 and has been the Controller since 1993. In May 1994, she also was appointed to the position of Treasurer.

     Paul G. Casner, Jr. joined the Company in 1993 as President of TAS. In 1994 he also became President of the DRS Electronic Systems Group and a Vice President of the Company. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management. He was the president of TAS prior to its acquisition by the Company.

     Stuart F. Platt has been a Director of the Company since 1991 and became the President of Precision Echo in July 1992. He was named Vice President of the Company in May 1994. Rear Admiral Platt was a co-founder and director of FPBSM Industries, Inc., a holding company and management consulting firm for defense, aerospace and other technology-based companies and the Chairman of Stuart Platt & Partners, a management consulting firm handling principally defense-related issues. He also serves as director for Harding Associates, Inc. None of these companies is a parent, subsidiary or affiliate of the Company. Rear Admiral Platt held various positions as a military officer in the Department of the Navy, retiring as Competition Advocate General of the Navy in 1986.

     Richard Ross was employed by the Company as Assistant Vice President and Director, Sales in 1986 and Assistant Vice President, Corporate Development in 1987. In 1988, he became Vice President of the Company, and in 1990, he became President of Photronics.

Employees

     At March 31, 1995, the Company employed 565 employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages.

     There is a continuing demand for qualified technical personnel, and the Company believes that its future growth and success will depend upon its ability to attract, train and retain such personnel.

Item 2. Properties

     During fiscal 1995, the Company leased administrative and engineering facilities in neighboring buildings at 16 Thornton Road ("Thornton") and 138 Bauer Drive ("Bauer"), Oakland, New Jersey. The Thornton and Bauer facilities contain approximately 45,000 and 25,000 square feet, respectively. Upon expiration of the Thornton lease in March 1995, the Company moved administrative and engineering personnel, excluding the corporate staff, from the Thornton building to the Bauer building. The Company leases the Bauer building from LDR Realty Co., a partnership wholly-owned by Leonard Newman and David E. Gross, the former President and Chief Technical Officer of the Company, under a lease which expires in fiscal 1999. The Company currently leases approximately 6,000 square feet of office space for its corporate headquarters in an office building at 5 Sylvan Way, Parsippany, New Jersey under a lease which expires in fiscal 2001.

     Precision Echo's engineering and principal operations are located in a 55,000 square foot building at 3105 Patrick Henry Drive, Santa Clara, California, under a lease which expires in fiscal 1997. The operations of CMC and Ahead are conducted from leased facilities in Santa Clara, California and Los Gatos, California, respectively. These leased facilities, containing 71,000 square feet and 12,000 square feet, respectively, are covered by leases, which, with respect to the CMC facility, is on a month-to-month basis, and for the Ahead facility, expires in fiscal 1998.

     Photronics' principal and manufacturing facilities are located in a 45,000 square foot building at 270 Motor Parkway, Hauppauge, New York. The building, which is owned by the Company, was built in 1983. See Note 6 of Notes to Consolidated Financial Statements.

     TAS leases 40,000 square feet in a building at 200 Professional Drive, Gaithersburg, Maryland that houses its executive offices and principal engineering and manufacturing facilities. It also conducts field service operations from locations in Virginia Beach and National City, California. These leased facilities, comprising 15,000 square feet and 6,000 square feet, respectively, are covered by leases, which, with respect to the Virginia location, expire in fiscal 1997, and for the California location, is on a month-to-month basis.

     Laurel's manufacturing facilities and administrative offices are located in a 29,000 square-foot building at 423 Walters Avenue in Johnstown, Pennsylvania. The lease for this facility expires in fiscal 1999.

     The Company also leases approximately 2,000 square feet of office space in Arlington, Virginia under a lease which expires in fiscal 1998.

Item 3. Legal Proceedings

     The Company is a party to various legal actions and claims arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this item with respect to the market prices for the Company's common equity securities is incorporated herein by reference to page 31 of the Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for the fiscal year ended March 31, 1995).

     The Company has not paid any cash dividends since 1976. The Company intends to retain future earnings for use in its business and does not expect to declare cash dividends in the foreseeable future. As of June 20, 1995, the Class A Common Stock and Class B Common Stock of the Company was held by 325 and 219 stockholders of record, respectively.

     In July 1994, pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and David E. Gross, its former President and Chief Technical Officer, the Company purchased 659,220 shares of its Class A Common Stock and 45,179 shares of its Class B Common Stock owned by Mr. Gross, at a price of $4.125 and $4.00 per share, respectively, totaling approximately $2.9 million in cash (the "Buy-back"). On October 18, 1994, the Company filed a Registration Statement on Form S-2, and on November 10, 1994, the Company filed Amendment No. 1 to such Registration Statement (the "Registration Statement") with the Securities and Exchange Commission for the purpose of selling shares of its common stock purchased in the Buy-back. Pursuant to the Registration Statement, the Company sold 650,000 shares of its Class A Common Stock and 45,000 shares of its Class B Common Stock at prices of $4.125 and $4.00 per share, respectively, totaling approximately $2.9 million.

Item 6.  Selected Financial Data

     The information required by this item is incorporated herein by reference to page 13 of the Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for the fiscal year ended March 31, 1995).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to pages 14 through 17 of the Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for the fiscal year ended March 31, 1995).

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to pages 18 through 31 of the Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for fiscal year ended March 31, 1995). See Part IV Item 14 herein for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     The information required by this Part is incorporated herein by reference to the Definitive Proxy Statement of the Company, dated July 7, 1995, for the 1995 Annual Meeting of Stockholders. Reference also is made to the information under Executive Officers of the Registrant in Part I of this report.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

          The following financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries have been incorporated herein by reference to the Diagnostic/Retrieval Systems, Inc. 1995 Annual Report (for the fiscal year ended March 31, 1995), pursuant to Item 8 of this report:

                                                                1995 Annual
                                                               Report Page(s)
                                                               --------------

          Independent Auditors' Report .......................       31

          Consolidated Balance Sheets--
           March 31, 1995 and 1994 ............................      18

          Consolidated Statements of Earnings--
           Years ended March 31, 1995, 1994 and 1993 ..........      19

          Consolidated Statements of Stockholders' Equity--
           Years ended March 31, 1995, 1994 and 1993 ..........      19

          Consolidated Statements of Cash Flows--
           Years ended March 31, 1995, 1994 and 1993 ..........      20

          Notes to Consolidated Financial Statements .........    21-30

          2.  Financial Statement Schedules
              See Appendix A hereto.

          3.  Exhibits

          Incorporated by reference to the Exhibit Index at the end of this report.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1995               /s/ MARK S. NEWMAN
                                   -------------------------------------
                                   Mark S. Newman,
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                            Date
- ---------                           -----                            ----

/s/ LEONARD NEWMAN            Chairman of the Board,             June 28, 1995
- ----------------------          Secretary and Director
Leonard Newman

/s/ MARK S. NEWMAN            President, Chief Executive         June 28, 1995
- ----------------------          Officer and Director
Mark S. Newman

/s/ NANCY R. PITEK            Controller and Treasurer           June 28, 1995
- ----------------------
Nancy R. Pitek

/s/ STUART F. PLATT           Vice President, President of       June 28, 1995
- ----------------------          Precision Echo and Director
Stuart F. Platt

/s/ THEODORE COHN             Director                           June 28, 1995
- ----------------------
Theodore Cohn

                              Director                           June   , 1995
- ----------------------
Donald C. Fraser

/s/ MARK N. KAPLAN            Director                           June 28, 1995
- ----------------------
Mark N. Kaplan

/s/ JACK RACHLEFF             Director                           June 28, 1995
- ----------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June   , 1995
                                   -------------------------------------
                                   Mark S. Newman,
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                            Date
- ---------                           -----                            ----

                              Chairman of the Board,             June   , 1995
- ----------------------          Secretary and Director
Leonard Newman

                              President, Chief Executive         June   , 1995
- ----------------------          Officer and Director
Mark S. Newman

                              Controller and Treasurer           June   , 1995
- ----------------------
Nancy R. Pitek

                              Vice President, President of       June   , 1995
- ----------------------          Precision Echo and Director
Stuart F. Platt

                              Director                           June   , 1995
- ----------------------
Theodore Cohn

/s/ DONALD C. FRASER          Director                           June 28, 1995
- ----------------------
Donald C. Fraser

                              Director                           June   , 1995
- ----------------------
Mark N. Kaplan

                              Director                           June   , 1995
- ----------------------
Jack Rachleff

                                                                      Appendix A

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

Independent Auditors' Report

Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts


     All other financial statement schedules have been omitted because they are not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                  Independent Auditors' Report on Consolidated
                          Financial Statement Schedule



The Board of Directors and Stockholders
Diagnostic/Retrieval Systems, Inc.:

     Under date of May 18, 1995, we reported on the consolidated balance sheets of Diagnostic/Retrieval Systems, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995 as contained in the 1995 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG Peat Marwick LLP
                                             KPMG Peat Marwick LLP


Short Hills, New Jersey
May 18, 1995


                                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                          Schedule II. Valuation and Qualifying Accounts
                                            Years Ended March 31, 1995, 1994 and 1993

Col. A                           Col. B                  Col. C                   Col. D                   Col. E
- ------                           ------                  ------                   ------                   ------
Description                    Balance at             Additions (a)            Deductions (b)            Balance at
- -----------                   Beginning of        ----------------------   -----------------------         End of
                                 Period              (1)         (2)          (1)          (2)             Period
                              ------------        Charged to  Charged to  Credited to  Credited to       ----------
                                                  Costs and     Other      Costs and      Other
                                                   Expenses   Accounts-     Expenses    Accounts-
                                                               Describe                  Describe
                                                  ----------  ----------   ----------   ----------

Inventory Reserve

Year ended March 31, 1995     $2,409,000          $  439,000  $    --     $   83,000(d) $1,365,000(c)   $1,400,000

Year ended March 31, 1994     $2,620,000          $  674,000  $    --     $  885,000(e) $      --       $2,409,000

Year ended March 31, 1993     $8,200,000          $2,277,000  $ 33,000(c) $7,648,000(d) $  242,000(c)   $2,620,000

Losses & Future Costs
Accrued on Uncompleted
Contracts

Year ended March 31, 1995     $3,214,000          $2,168,000  $    --     $  291,000    $  536,000(c)   $4,555,000

Year ended March 31, 1994     $3,722,000          $1,735,000  $254,000(g) $2,497,000(f) $      --       $3,214,000

Year ended March 31, 1993     $3,835,000          $2,665,000  $242,000(c) $2,987,000    $   33,000(c)   $3,722,000

(a) Represents, on a full-year basis, net credits to reserve accounts.

(b) Represents, on a full-year basis, net charges to reserve accounts.

(c) Represents amounts reclassified.

(d) Represents amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.

(e) Includes $801,000 representing amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.

(f) Includes $2,302,000 representing amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.

(g) Includes an increase to reserves of $111,000 as a result of business combinations and a charge of $143,000 to revenues.


                                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                     Schedule II. Valuation and Qualifying Accounts (Cont'd.)
                                            Years Ended March 31, 1995, 1994 and 1993

       Col. A                    Col. B                  Col. C                   Col. D                   Col. E
       ------                    ------                  ------                   ------                   ------
     Description               Balance at             Additions (a)            Deductions (b)            Balance at
     -----------              Beginning of        ----------------------   -----------------------         End of
                                 Period              (1)         (2)          (1)          (2)             Period
                              ------------        Charged to  Charged to   Credited to  Credited to      ----------
                                                  Costs and     Other       Costs and      Other
                                                   Expenses   Accounts-     Expenses     Accounts-
                                                               Describe                  Describe
                                                  ----------  ----------   ----------   ----------
Other

Year ended March 31, 1995      $290,000            $ --        $ --         $ --         $ --            $290,000
                               --------            -----       -----        -----        -----           --------
Year ended March 31, 1994      $290,000            $ --        $ --         $ --         $ --            $290,000
                               --------            -----       -----        -----        -----           --------
Year ended March 31, 1993      $290,000            $ --        $ --         $ --         $ --            $290,000
                               --------            -----       -----        -----        -----           --------


                                 EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*), are filed herewith. Certain of the following exhibits, designated with a P, are being filed in paper, pursuant to a hardship exemption Rule 202 of Regulation S-T. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

   3.1       - Restated Certificate of Incorporation of the
               Company [Registration Statement No. 2-70062-NY,
               Amendment No. 1, Exhibit 2(a)]

   3.2       - Certificate of Amendment of the Restated
               Certificate of Incorporation of the Company, as filed July 7, 1983 [Registration Statement on
               Form 8-A of the Company, dated July 13, 1983,
               Exhibit 2.2]

   3.3       - Composite copy of the Restated Certificate of
               Incorporation of the Company, as amended
               [Registration Statement No. 2-85238,
               Exhibit 3.3]

  *3.4       - By-laws of the Company, as amended to November 7, 1994

  *3.5       - Certificate of Amendment of the Certificate of
               Incorporation of Precision Echo Acquisition
               Corp., as filed March 10, 1995

   4.1       - Indenture, dated as of August 1, 1983, between
               the Company and Bankers Trust Company, as Trustee
               [Form 10-Q, quarter ended September 30, 1983, File
               No. 1-8533, Exhibit 4.2]

   4.2       - Indenture of Trust, dated December 1, 1991, among
               Suffolk County Industrial Development Agency, Manufacturers and Traders Trust Company, as Trustee and certain bondholders [Form 10-K, fiscal year ended March 31, 1992, File No. 1-8533, Exhibit 4.2]

   4.3       - Reimbursement Agreement, dated December 1, 1991,
               among Photronics Corp., the Company and Morgan Guaranty Trust Company of New York [Form 10-K, fiscal year ended March 31, 1992, File No. 1-8533,
               Exhibit 4.3]

  10.1       - Stock Purchase Agreement, dated as of August 6,
               1993, among TAS Acquisition Corp., Technology Applications and Service Company, Paul G. Casner, Jr. and Terrence L. DeRosa [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(1)]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

  10.2       - Waiver Letter, dated as of September 30, 1993,
               among TAS Acquisition Corp., Technology
               Applications and Service Company, Paul G. Casner, Jr. and Terrence L. DeRosa [Form 10-Q, quarter ended
               December 31, 1993, File No. 1-8533, Exhibit 6(a)(2)]

  10.3       - Joint Venture Agreement, dated as of November 3, 1993,
               by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(3)]

  10.4       - Waiver Letter, dated as of December 13, 1993, by and
               between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(4)]

  10.5       - Partnership Agreement, dated December 13, 1993, by and
               between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(5)]

  10.6       - Lease, dated as of June 1, 1983, between LDR Realty Co.
               and the Company [Form 10-K, fiscal year ended March 31, 1984, File No. 1-8533, Exhibit 10.7]

  10.7       - Renegotiated Lease, dated June 1, 1988, between LDR
               Realty Co. and the Company [Form 10-K, fiscal year ended March 31, 1989, File No. 1-8533, Exhibit 10.8]

  10.8       - Lease, dated July 20, 1988, between Precision Echo,
               Inc. and Bay 511 Corporation [Form 10-K, fiscal year ended March 31, 1991, File No. 1-8533, Exhibit 10.9]

  10.9       - Amendment to Lease, dated July 1, 1993, between
               Precision Echo, Inc. and Bay 511 Corporation [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.12]

  10.10      - Lease Modification Agreement, dated February 22, 1994,
               between Technology Applications and Service Company and Atlantic Real Estate Partners II [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.13]

 *10.11      - Amendment to Lease Modification, dated June 1, 1994,
               between Technology Applications and Service Company and Atlantic Estate Partners II

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

  10.12      - Triple Net Lease, dated October 22, 1991, between
               Technology Applications and Service Company and Marvin S. Friedberg [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.14]

  10.13      - Lease, dated May 21, 1991, between Technology
               Applications and Service Company and Collins
               Development Company [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.16]

  10.14      - Lease, dated November 10, 1993, between DRS
               Systems Management Corp. and Skateland Roller
               Rink, Inc. [Form 10-K, fiscal year ended March 31,
               1994, File No. 1-8533, Exhibit 10.17]

 *10.15      - Lease, dated March 23, 1992, between Ahead
               Technology Corporation and Vasona Business Park

 P10.16      - Amendment to Lease, dated May 21, 1992, between
               Ahead Technology Corporation and Vasona Business Park      1

 P10.17      - Revision to Lease Modification, dated August 25, 1992,
               between Ahead Technology Corporation and Vasona
               Business Park ........................................     3

 *10.18      - Lease, dated January 13, 1995, between the Company and
               Sammis New Jersey Associates

 *10.19      - Memorandum of Understanding, dated March 23, 1995,
               between Laurel Technologies and West Virginia Air
               Center

  10.20      - 1991 Stock Option Plan of the Company [Registration
               Statement No. 33-42886, Exhibit 28.1]

  10.21      - Contract No. N00024-92-C-6102, dated September 28,
               1992, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533,
               Exhibit 10.45]

 P10.22      - Modification No. P00005, dated August 24, 1994, to
               Contract No. N00024-92-C-6102 ........................    5

 P10.23      - Modification No. P00006, dated September 7, 1994, to
               Contract No. N00024-92-C-6102 ........................    8

  10.24      - Contract No. N00024-92-C-6308, dated April 1, 1992,
               between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.46]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

  10.25      - Modification No. P00001, dated July 30, 1992, to
               Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533,
               Exhibit 10.47]

  10.26      - Modification No. P00002, dated September 25,
               1992, to Contract No. N00024-92-C-6308 [Form 10-K,
               fiscal year ended March 31, 1993, File No. 1-8533,
               Exhibit 10.48]

  10.27      - Modification No. P00003, dated October 22, 1992,
               to Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.49]

  10.28      - Modification No. P00004, dated February 24, 1993,
               to Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.50]

  10.29      - Modification No. P00005, dated June 11, 1993, to
               Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.26]

  10.30      - Modification No. P00006, dated March 26, 1993, to
               Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.51]

  10.31      - Modification No. P00007, dated May 3, 1993, to
               Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.28]

  10.32      - Modification No. PZ0008, dated June 11, 1993, to
               Contract No. N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.29]

  10.33      - Contract No. N39998-94-C-2228, dated November 30,
               1993, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.30]

  10.34      - Order No. 87KA-SG-51484, dated December 10, 1993,
               under Contract No. N00024-93-G-6336, between the Company and Westinghouse Electric Corporation
               Oceanic Division [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.31]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

 P10.35      - Purchase Order Change Notice Order No.
               87KA-SX-51484-P, dated April 21, 1994, under
               Contract No. N00024-93-G-6336, between the Company
               and Westinghouse Electric Corporation Oceanic
               Division.............................................      10

  10.36      - Letter Subcontract No. 483901(L), dated February
               18, 1994, under Contract No. N00024-94-D-5204,
               between the Company and Unisys Government Systems Group [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.32]

 P10.37      - Subcontract No. 483901(D), dated June 24, 1994,
               under Contract No. N00024-94-D-5204, between the
               Company and Unisys Corporation Government Systems
               Group................................................      11

  10.38      - Contract No. N00019-89-G-0223-XR05, dated September
               30, 1992, between Precision Echo and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No.
               1-8533, Exhibit 10.53]

  10.39      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated March 3, 1994, between Precision Echo, Inc. and Westinghouse Electric Corporation [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.34]

 P10.40      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated April 5, 1994, between Precision Echo and
               Westinghouse Electric Corporation....................     308

 P10.41      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated August 16, 1994, between Precision Echo and
               Westinghouse Electric Corporation....................     309

 P10.42      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated September 13, 1994, between Precision Echo and
               Westinghouse Electric Corporation....................     310

 P10.43      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated February 2, 1995, between Precision Echo and
               Westinghouse Electric Corporation....................     311

 P10.44      - Purchase Order Change Notice Order No. 87KA-IX-58687,
               dated February 24, 1995, between Precision Echo and
               Westinghouse Electric Corporation.....................    312

  10.45      - Contract No. N00019-90-G-0051, dated March 1, 1990,
               between Precision Echo, Inc. and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.35]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

  10.46      - Amendment 1A, dated February 26, 1992, to
               Contract No. N00019-90-G-0051 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.36]

  10.47      - Amendment 1B, dated April 23, 1993, to
               Contract No. N00019-90-G-0051 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.37]

  10.48      - Contract No. N00019-93-C-0041, dated January
               29, 1993, between Photronics Corp. and the Navy
               [Form 10-K, fiscal year ended March 31, 1993,
               File No. 1-8533, Exhibit 10.54]

  10.49      - Modification No. P00001, dated March 29, 1993,
               to Contract No. N00019-93-C-0041 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.39]

  10.50      - Modification No. PZ0002, dated November 12,
               1993, to Contract No. N00019-93-C-0041 [Form
               10-K, fiscal year ended March 31, 1994, File
               No. 1-8533, Exhibit 10.40]

  10.51      - Modification No. P00003, dated February 1, 1994,
               to Contract No. N00019-93-C-0041 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.41]

  10.52      - Contract No. N00019-93-C-0202, dated August 30,
               1993, between Photronics Corp. and the Navy
               [Form 10-K, fiscal year ended March 31, 1994,
               File No. 1-8533, Exhibit 10.42]

  10.53      - Modification No. P00001, dated March 30, 1994,
               to Contract No. N00019-93-C-0202 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.43]

  10.54      - Modification No. P00002, dated April 29, 1994,
               to Contract No. N00019-93-C-0202 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.44]

 P10.55      - Modification No. P00003, dated August 9, 1994,
               to Contract No. N00019-93-C-0202...................     313

 P10.56      - Modification No. P00004, dated March 30, 1994,
               to Contract No. N00019-93-C-0202...................     320

  10.57      - Contract No. DAAJ09-93-C-0684, dated September
               28, 1993, between Photronics Corp. and the Army
               [Form 10-K, fiscal year ended March 31, 1994,
               File No. 1-8533, Exhibit 10.45]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            --------------

  10.58      - Modification No. P00001, dated December 28,
               1993, to Contract DAAJ09-93-C-0684 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.46]

  10.59      - Modification No. P00002, dated March 21, 1994,
               to Contract No. DAAJ09-93-C-0684[Form 10-K, fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.47]

  10.60      - Modification No. P00003, dated March 23, 1994,
               to Contract No. DAAJ09-93-C-0684 [Form 10-K, fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.48]

  10.61      - Purchase Order No. 2228, dated September 29,
               1993, between Photronics Corporation and
               International Precision Products N.V. [Form
               10-K, fiscal year ended March 31, 1994, File
               No. 1-8533, Exhibit 10.49]

  10.62      - Amendment No. 1, dated December 30, 1993, to
               Purchase Order No. 2228 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.50]

  10.63      - Amendment No. 2, dated March 17, 1994, to
               Purchase Order No. 2228 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.51]

 P10.64      - Amendment No. 3, dated June 6, 1994, to
               Purchase Order No. 2228...........................     323

  10.65      - Contract No. N00024-93-C-5204, dated November
               18, 1992, between Technology Applications and Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.53]

  10.66      - Modification No. P00001, dated May 6, 1993, to
               Contract No. N00024-93-C-5204 [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.54]

  10.67      - Modification No. P00002, dated August 24, 1993,
               to Contract No. N00024-93-C-5204 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.55]

  10.68      - Modification No. PZ0003, dated September 30,
               1993, to Contract No. N00024-93-C-5204 [Form
               10-K, fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.56]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            ---------------

  10.69      - Contract No. N00174-94-D-0006, dated February
               17, 1994, between Technology Applications &
               Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.57]

  10.70      - Modification No. P00001, dated March 7, 1994,
               to Contract No. N00174-94-D-0006 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.58]

  10.71      - Modification No. P00003, dated May 19, 1994,
               to Contract No. N00174-94-D-0006 [Form 10-K,
               fiscal year ended March 31, 1994, File No.
               1-8533, Exhibit 10.59]

  10.72      - Purchase Order No. N538010, dated March 28,
               1994, between Laurel Technologies, Inc. and
               Short Brothers PLC [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.60]

 P10.73      - Purchase Order No. 2285, dated June 6, 1994,
               between Photronics Corporation and
               International Precision Products N.V. ..........       324

 P10.74      - Amendment No. 1, dated December 1, 1994, to
               Purchase Order No. 2285.........................       325

 P10.75      - Purchase Order No. 2286, dated June 6, 1994,
               between Photronics Corporation and
               International Precision Products N.V. ..........       326

 P10.76      - Purchase Order No. CN74325, dated December
               14, 1994, between Precision Echo and Lockheed
               Aeronautical Systems Company....................       327

 P10.77      - Contract No. N39998-94-C-2239, dated July 26,
               1993, between the Company and the Navy..........       331

 P10.78      - Contract No. N00019-95-C-0057, dated December
               16, 1994, between Precision Echo, Inc. and
               Naval Air Systems Command.......................       369

  10.79      - Employment, Non-Competition and Termination
               Agreement, dated July 20, 1994, between
               Diagnostic/Retrieval Systems, Inc. and David E.
               Gross [Form 10-Q, quarter ended June 30, 1994,
               File No. 1-8533, Exhibit 1]

  10.80      - Stock Purchase Agreement, dated as of July 20,
               1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 2]

                                                                    Page No.
Exhibit No.              Description                            of Paper Filing
- -----------              -----------                            --------------


  10.81      - Asset Purchase Agreement, dated October 28,
               1994, Acquisition by PE Acquisition Corp., a subsidiary of Precision Echo, Inc. Of All Of The Assets of Ahead Technology Corporation [Form 10-Q, quarter ended December 31, 1994, File No. 1-8533, Exhibit 1]

  * 11       - Computation of earnings per share

  * 13       - Portions of Diagnostic/Retrieval Systems, Inc.'s
               1995 Annual Report to Stockholders

  * 21       - List of subsidiaries of the Company

  * 23       - Consent of KPMG Peat Marwick LLP

  * 27       - Financial Data Schedule