Form 10-Q
period 1995-06-30
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1995-08-14
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995
                               -------------

                                       OR

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 1-8533
                       ------

                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-2632319
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


  5 Sylvan Way, Parsippany, New Jersey                         07054
----------------------------------------                    -----------
(Address of principal executive offices)                    (Zip Code)

                                  201-898-1500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 7, 1995 was 3,307,324 and 2,168,134, respectively (exclusive of 432,639 shares of Class A Common Stock and 21,619 shares of
Class B Common Stock held in the treasury).

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

PART 1.                     FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets--June 30, 1995 and
                 March 31, 1995............................................    3

               Condensed Consolidated Statements of Earnings--Three Months
                 Ended June 30, 1995 and 1994..............................    4

               Condensed Consolidated Statements of Cash Flows--Three
                 Months Ended June 30, 1995 and 1994.......................    5

               Notes to Condensed Consolidated Financial Statements........    6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  7-9

PART 2.                     OTHER INFORMATION

       Item 1. Not Applicable

       Item 2. Not Applicable

       Item 3. Not Applicable

       Item 4. Submission of Matters to a Vote of Security Holders.........   10

       Item 5. Not Applicable

       Item 6. Exhibits and Reports on Form 8-K............................   10

SIGNATURES ................................................................   11


              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                Assets                                    June 30, 1995            March 31, 1995
                                ------                                    -------------            --------------

Current Assets:
  Cash and cash equivalents .......................................      $    9,105,000             $  11,197,000
  Accounts receivable .............................................          18,299,000                17,432,000
  Inventories, net of progress payments ...........................           9,040,000                11,724,000
  Other current assets ............................................           2,142,000                 2,445,000
                                                                         --------------             -------------
       Total current assets .......................................          38,586,000                42,798,000

Property, plant and equipment, less accumulated
  depreciation and amortization of
  $24,256,000 and $23,812,000 at June 30, 1995 and
  March 31, 1995, respectively ....................................          10,457,000                 9,849,000

Intangible assets, less accumulated amortization of
  $3,598,000 and $3,457,000 at June 30, 1995
  and March 31, 1995, respectively ................................           8,779,000                 8,920,000
Other assets ......................................................           3,468,000                 3,023,000
                                                                         --------------             -------------
                                                                         $   61,290,000             $  64,590,000
                                                                         ==============             =============
                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable and other ......................................      $   18,193,000             $  22,481,000
                                                                         --------------             -------------
       Total current liabilities ..................................          18,193,000                22,481,000
                                                                         --------------             -------------
Long-term debt, excluding current installments ....................          11,861,000                11,732,000
Deferred income taxes .............................................           4,605,000                 4,605,000
Other liabilities .................................................           3,287,000                 3,263,000
                                                                         --------------             -------------
       Total liabilities ..........................................          37,946,000                42,081,000

Stockholders' equity:
  Class A Common Stock, $.01 par value per share
    Authorized 10,000,000 shares; issued 3,739,963 and
    3,699,963 shares at June 30, 1995 and March 31, 1995,
    respectively ............. ....................................              37,000                    37,000

  Class B Common Stock, $.01 par value per share
    Authorized 20,000,000 shares; issued 2,187,753 and
    2,163,253 shares at June 30, 1995 and March 31, 1995,
    respectively ............. ....................................              22,000                    22,000

Additional paid-in capital ........................................          13,594,000                13,435,000
Retained earnings .................................................          11,575,000                10,919,000
                                                                         --------------             -------------
                                                                             25,228,000                24,413,000

Treasury Stock, at cost;
  432,639 shares of Class A Common Stock and
  21,619 shares of Class B Common Stock ...........................          (1,617,000)               (1,617,000)

Unamortized restricted stock compensation .........................            (267,000)                 (287,000)
                                                                         --------------             -------------
  Net stockholders' equity ........................................          23,344,000                22,509,000
                                                                         --------------             -------------
                                                                         $   61,290,000             $  64,590,000
                                                                         ==============             =============

See accompanying notes to condensed consolidated financial statements.

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1995             1994
                                                    -----------     ------------

Revenues .......................................    $17,279,000     $16,012,000

Costs and expenses .............................     15,965,000      14,936,000
                                                    -----------     ------------
     Operating income ..........................      1,314,000       1,076,000

Interest and related expenses ..................       (325,000)       (342,000)
Other income, net ..............................         87,000         156,000
                                                    -----------     ------------
     Earnings before income taxes ..............      1,076,000         890,000
Income taxes ...................................        420,000         382,000
                                                    -----------     ------------

     Net earnings ..............................    $   656,000     $   508,000
                                                    ===========     ============

Earnings per share of Class A and Class B
  Common Stock .................................    $       .12     $       .10
                                                    ===========     ============

Weighted average number of shares of Class A and
  Class B Common Stock outstanding .............      5,605,867       5,337,688
                                                    ===========     ============

See accompanying notes to condensed consolidated financial statements.


              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                   1995           1994
                                                               -----------    ------------

Cash flows from operating activities

      Net earnings ........................................    $   656,000    $    508,000

Adjustments to reconcile net earnings to cash flows from operating activities:

    Depreciation and amortization .........................        626,000         638,000
    Other, net ............................................        164,000          (3,000)

Changes in assets and liabilities:

   (Increase) decrease in accounts receivable .............       (867,000)      1,107,000
   (Increase) decrease in inventories .....................      2,684,000      (1,685,000)
    Decrease in other current assets ......................        303,000         381,000
   (Decrease) in accounts payable and other ...............     (4,282,000)     (2,158,000)
    Other, net ............................................        186,000           2,000
                                                               -----------     -----------

      Net cash used in operating activities ..............        (530,000)     (1,210,000)
                                             .                 ------------    ------------

Cash flows from investing activities

    Capital expenditures ..................................     (1,057,000)       (392,000)
    Other, net ............................................       (630,000)         (9,000)
                                                               -----------    ------------


      Net cash used in investing activities ...............     (1,687,000)       (401,000)
                                                               -----------    ------------


Cash flows from financing activities

    Payments on long-term debt ............................        (20,000)        (18,000)
    Repurchases of convertible subordinated debentures ....        (61,000)     (2,406,000)
    Other borrowings ......................................        206,000            --
                                                               -----------     -----------

      Net cash provided by (used in) financing activities..        125,000      (2,424,000)
                                                               -----------     -----------

Net decrease in cash ......................................     (2,092,000)     (4,035,000)
Cash and cash equivalents, beginning of period ............     11,197,000      15,465,000
                                                               -----------     -----------

Cash and cash equivalents, end of period ..................    $ 9,105,000     $11,430,000
                                                               ===========     ===========

See accompanying notes to condensed consolidated financial statements.


                                       5

              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 1995, the statements of earnings for the three months ended June 30, 1995 and 1994 and cash flows for the three months ended June 30, 1995 and 1994.

2) The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3) Earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. For the three months ended June 30, 1995, the computation of earnings per share included approximately 172,000 shares from the assumed exercise of dilutive stock options computed using the treasury stock method. Options outstanding to purchase shares of common stock were not included in the computation of earnings per share for the three months ended June 30, 1994, because their effect was not material. Furthermore, additional shares assumed to be outstanding applicable to the Company's convertible subordinated debentures also were not included for any of the periods presented, because their effect on earnings per share was antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and the percentage increase or decrease of those items as compared to the prior period.

                                          Percent of                Percent
                                           Revenues                 Changes
                                      -------------------         -------------
Three months ended June 30,            1995         1994          1995 vs. 1994
---------------------------           ------       ------         -------------
Revenues .........................    100.0%       100.0%             7.9%
Costs and expenses ...............     92.4         93.3              6.9
                                      -----        -----
Operating income .................      7.6          6.7             22.1

Interest and related expenses ....     (1.9)        (2.1)            (5.0)
Other income, net ................       .5          1.0            (44.2)
                                      -----        -----
Earnings before income taxes .....      6.2          5.6             20.9

Income taxes .....................      2.4          2.4              9.9
                                      -----        -----
Net earnings .....................      3.8%         3.2%            29.1%
                                      =====        =====

     Revenues for the three months ended June 30, 1995 were $17.3 million, an increase of 7.9% over revenues for the same period a year ago. The revenue growth was attributable to shipments relating to the Company's data storage system and display workstation product lines, as well as to increases in manufacturing services and commercial product sales, the latter reflecting the impact of an acquisition last year.

     Operating income for the three-month period ended June 30, 1995 was $1.3 million or 22% higher than operating income of $1.1 million during the first quarter of the prior year. The improvement during the current year was mainly attributable to the increase in revenues for the quarter and higher operating margins generated by the Company's display, data storage and electro-optical systems product lines.

     Interest and related expenses was $.3 million for the first quarter of fiscal 1996 and fiscal 1995.

     Other income, net was $.1 million for the three months ended June 30, 1995, a decrease of approximately $.1 million from other income, net for the same three-month period of the prior year. The decrease is due primarily to the reduced cash balance.

     The Company's effective tax rate during the three-month period ended June 30, 1995 and 1994 was 39% and 40%, respectively. The Company records income tax expense based on an estimated full year effective income tax rate. The effective income tax rate and the components of income tax expense for the first quarter of fiscal 1996 did not significantly change from those for the year ended March 31, 1995. The provision for income taxes includes all estimated income taxes payable to federal and state governments as applicable.

Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at June 30, 1995 and March 31, 1995 represented approximately 15% and 17%, respectively, of total assets. During the three-month period ended June 30, 1995, cash decreased $2.1 million. This decrease was primarily the result of capital expenditures during the quarter of approximately $1.1 million and by cash utilized by operations of approximately $.5 million. Capital expenditures are expected to approximate $2.4 million for the fiscal year. The majority of these expenditures will be for computer and laboratory-related equipment. The Company has obtained a $5.0 million unsecured line of credit from NatWest Bank which will be used to supplement working capital needs.

     Accounts Receivable and Inventories: Accounts receivable increased approximately $.9 million during the three months ended June 30, 1995 as a result of shipments made during the quarter. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year. The decrease in inventories of $2.7 million during the first quarter of fiscal 1996 was primarily due to the net effect of the build-up in costs to be billed upon delivery and final acceptance of products and an increase in progress billings based on contractual provisions.

                                             June 30, 1995        March 31, 1995
                                             -------------        --------------

Quick ratio ............................         1.5                   1.3
Current ratio ..........................         2.1                   1.9
Liabilities-to-equity ratio ............         1.6                   1.9
Long-term debt, excluding current
  installments, to capitalization ......        33.7%                 34.3%

     Backlog: At June 30, 1995, the Company's backlog of orders was $118 million as compared to $126 million at March 31, 1995. The decrease in backlog for the first quarter was due to the net effect of revenues for the period which were partially offset by bookings. New contract awards during the three months ended June 30, 1995 totalled $8.8 million.

Acquisition

     On July 5, 1995, Photronics Corp., a wholly-owned subsidiary of the Company, acquired, through its wholly-owned subsidiary (Photronics), substantially all of the assets of Opto Mechanik, Inc. (OMI), pursuant to an Agreement for Acquisition of Assets dated May 24, 1995, as amended July 5, 1995 (the Agreement). Under the terms of the Agreement, Photronics paid, on the date of acquisition, approximately $5,450,000 for the net assets of OMI. OMI, located in Melbourne, Florida, designs and manufactures electro-optical sighting and targeting systems used primarily in military fire control devices and in various weapons systems.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) Exhibits

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

                                              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                              ----------------------------------
                                                         Registrant

                                              /s/   NANCY R. PITEK
Date:  August 11, 1995                        ----------------------------------
                                              Nancy R. Pitek
                                              Controller and Treasurer