Form 10-Q
period 1995-09-30
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1995-11-14
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

    --- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission file number 1-8533
------------------------------

                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         13-2632319
   -------------------------------                         -------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  5 Sylvan Way, Parsippany, New Jersey                            07054
--------------------------------------                     -------------------
(Address of principal executive offices)                       (Zip Code)

                                  201-898-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             --- ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 6, 1995 was 3,307,324 and 2,194,734, respectively (exclusive of 432,639 shares of Class A Common Stock and 21,619 shares of Class B Common Stock held in the treasury).

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX




PART 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets--September 30, 1995
             and March 31, 1995 .........................................    3

             Condensed Consolidated Statements of Earnings--Three and
             Six Months Ended September 30, 1995 and 1994 ...............    4

             Condensed Consolidated Statements of Cash Flows--Six Months
             Ended September 30, 1995 and 1994 ..........................    5

             Notes to Condensed Consolidated Financial Statements .......  6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................  9-12

PART 2.  OTHER INFORMATION

     Item 1. Not Applicable

     Item 2. Not Applicable

     Item 3. Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders ........  13

     Item 5. Not Applicable

     Item 6. Exhibits and Reports on Form 8-K ...........................  13

SIGNATURES ..............................................................  14

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                     September 30,    March 31,
                                                         1995           1995
                                                     -------------    ---------
                                     Assets

 Current Assets:
   Cash and cash equivalents .......................  $20,997,000   $11,197,000
   Accounts receivable .............................   18,923,000    17,432,000
   Inventories, net of progress payments ...........   15,494,000    11,724,000
   Other current assets ............................    2,536,000     2,445,000
                                                      -----------   -----------
      Total current assets                             57,950,000    42,798,000

 Property, plant and equipment, less accumulated
   depreciation and amortization of $24,661,000
   and $23,812,000 at September 30, 1995 and
   March 31, 1995, respectively ....................   13,292,000     9,849,000

 Intangible assets, less accumulated amortization of
   $3,740,000 and $3,457,000 at September 30, 1995
   and March 31, 1995, respectively ................    8,637,000     8,920,000

 Other assets ......................................    3,961,000     3,023,000
                                                      -----------   -----------
                                                      $83,840,000   $64,590,000
                                                      ===========   ===========

                      Liabilities and Stockholders' Equity

 Current liabilities ...............................  $20,749,000   $22,481,000
 Long-term debt, excluding current installments ....   30,690,000    11,732,000
 Deferred income taxes .............................    4,605,000     4,605,000
 Other liabilities .................................    3,544,000     3,263,000
                                                      -----------   -----------
      Total liabilities ............................   59,588,000    42,081,000

 Stockholders' equity:
   Class A Common Stock, $.01 par value per share
     Authorized 10,000,000 shares; issued 3,739,963
     and 3,699,963 shares at September 30, 1995 and
     March 31, 1995, respectively ..................       37,000        37,000

   Class B Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued 2,216,353
     and 2,163,253 shares at September 30, 1995 and
     March 31, 1995, respectively ..................       22,000        22,000

 Additional paid-in capital ........................   13,579,000    13,435,000
 Retained earnings .................................   12,490,000    10,919,000
                                                      -----------   -----------
                                                       26,128,000    24,413,000
 Treasury Stock, at cost;
     432,639 shares of Class A Common Stock and
     21,619 shares of Class B Common Stock .........   (1,617,000)   (1,617,000)

 Unamortized restricted stock compensation .........     (259,000)     (287,000)
                                                      -----------   -----------
        Net stockholders' equity ...................   24,252,000    22,509,000
                                                      -----------   -----------
                                                      $83,840,000   $64,590,000
                                                      ===========   ===========


     See accompanying notes to condensed consolidated financial statements.


               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)


                                                      Three Months Ended September 30,  Six Months Ended September 30,
                                                      -------------------------------   ------------------------------
                                                          1995             1994            1995            1994
                                                          ----             ----            ----            ----
 Revenues ........................................      $22,786,000     $15,650,000     $40,065,000     $31,662,000

 Costs and expenses ..............................       20,942,000      14,470,000      36,907,000      29,406,000
                                                        -----------     -----------     -----------     -----------
        Operating income .........................        1,844,000       1,180,000       3,158,000       2,256,000

 Interest and related expenses ...................         (372,000)       (335,000)       (697,000)       (677,000)

 Other income, net ...............................           27,000          60,000         114,000         216,000
                                                        -----------     -----------     -----------     -----------
        Earnings before income taxes .............        1,499,000         905,000       2,575,000       1,795,000

 Income taxes ....................................          584,000         335,000       1,004,000         717,000
                                                        -----------     -----------     -----------     -----------
        Net earnings .............................     $    915,000     $   570,000     $ 1,571,000     $ 1,078,000
                                                       ============     ===========     ===========    ============

 Earnings per share of Class A and
   Class B Common Stock:
     Primary .....................................     $       0.16     $      0.12     $      0.28     $      0.21
     Fully Diluted ...............................     $       0.16     $      0.12     $      0.28     $      0.21

 Weighted average number of shares of
   Class A and Class B Common Stock outstanding:
     Primary .....................................        5,658,000       4,856,000       5,632,000       5,094,000
     Fully Diluted ...............................        5,721,000       4,856,000       5,672,000       5,094,000


     See accompanying notes to condensed consolidated financial statements.

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                      1995              1994
                                                      ----              ----
 Cash flows from operating activities

   Net earnings .................................  $ 1,571,000      $ 1,078,000

 Adjustments to reconcile net earnings to cash flows from operating activities:

   Depreciation and amortization ................    1,289,000        1,252,000
   Other, net ...................................      171,000           37,000

 Changes in assets and liabilities, net
   of effects from business acquired:

   (Increase) decrease in accounts receivable ...   (1,184,000)       3,516,000
   Increase in inventories ......................     (992,000)      (2,414,000)
   Increase in other current assets .............      (17,000)         (95,000)
   Decrease in accounts payable and other .......   (4,356,000)      (3,462,000)
   Other, net ...................................      268,000          168,000
                                                   -----------       ----------
         Net cash provided by (used in)
            operating activities ................   (3,250,000)          80,000
                                                   -----------       ----------
 Cash flows from investing activities

     Capital expenditures .......................   (1,959,000)        (823,000)
     Sales of fixed assets ......................    2,380,000               --
     Purchase of business, net of cash acquired .   (4,095,000)              --
     Other, net .................................           --           (6,000)
                                                   -----------       ----------
         Net cash used in investing activities ..   (3,674,000)        (829,000)
                                                   -----------       ----------
 Cash flows from financing activities

     Net proceeds from short-term debt ..........      123,000           65,000
     Payments on long-term debt .................     (114,000)         (37,000)
     Repurchases of convertible subordinated
       debentures ...............................   (2,225,000)      (2,527,000)
     Net proceeds from issuance of senior
       subordinated convertible debentures ......   18,900,000               --
     Purchase of treasury stock .................           --       (2,900,000)
     Other, net .................................       40,000               --
                                                   -----------       ----------
         Net cash provided by (used in)
           financing activities .................   16,724,000       (5,399,000)
                                                   -----------       ----------
 Net increase (decrease) in cash ................    9,800,000       (6,148,000)
 Cash and cash equivalents, beginning of period .   11,197,000       15,465,000
                                                   -----------       ----------
 Cash and cash equivalents, end of period .......  $20,997,000      $ 9,317,000
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 1995, the results of operations for the three and six months ended September 30, 1995 and 1994 and cash flows for the six months ended September 30, 1995 and 1994. The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2) Earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of Class A and Class B Common Stock outstanding during each period. For the three and six month periods ended September 30, 1995, the computation of primary earnings per share included approximately 170,000 and 171,000 shares, respectively, from the assumed exercise of dilutive stock options computed using the treasury stock method. For the three and six month periods ended September 30, 1995, the computation of fully diluted earnings per share included approximately 49,000 and 25,000 shares, respectively, from the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures. Options outstanding to purchase shares of common stock were excluded from the computation of earnings per share for the three and six month periods ended September 30, 1994, because their effect was not material. Furthermore, additional shares assumed to be outstanding applicable to the Company's
     8 1/2% Convertible Subordinated Debentures were also excluded from the computations for all periods presented, as their effect on earnings per share was antidilutive.

3) On July 5, 1995 (the "Closing Date"), Photronics Corp, a New York corporation and a wholly-owned subsidiary of the Company ("Photronics"), acquired (through OMI Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of Photronics), substantially all of the assets of Opto Mechanik, Inc. ("OMI"), a Delaware corporation, pursuant to an Agreement for Acquisition of Assets dated May 24, 1995, as amended July 5, 1995, between Photronics and OMI (the "Agreement"), and approved by the United States Bankruptcy Court for the Middle District of Florida on June 23, 1995. OMI, located in Melbourne, Florida, designs and manufactures electro-optical sighting and targeting systems used primarily in military fire control devices and in various weapons systems.

     Pursuant to the Agreement, the Company paid a total of $5,450,000 consisting of i) $1,150,000 in cash to PNC Bank, Kentucky, Inc. ("PNC"),
     ii) a note to PNC in the principal amount of $1,450,000 payable in forty eight (48) equal monthly installments of principal and interest commencing with the first day of the month subsequent to the Closing Date (the "PNC Note"), iii) $2,550,000 in cash to MetLife Capital Corporation and iv) a note in the principal amount of $300,000 to OMI payable in six (6) equal monthly installments of principal and interest commencing on August 5, 1995 (the "OMI Note"). The PNC Note bears interest at a floating rate equal to the lesser of i) PNC's stated prime interest rate plus 0.5% or ii) the prime rate as reported by the Wall Street Journal plus 0.5%. The OMI Note bears interest at a rate of 9.5% per annum. In addition, the Company incurred approximately $585,000 in professional fees and other costs associated with the acquisition. Total cash consideration paid in the acquisition was obtained from the Company's working capital.

     The acquisition of OMI has been accounted for under the purchase method. The operating results of OMI Acquisition Corp., the acquiring corporation, have been included in reported operating results since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the fair market value of net assets over total cost of the acquisition has been recorded as a reduction of long term assets, principally as a reduction to property, plant and equipment, at cost.

4) On September 29, 1995 (the "Debenture Closing Date"), the Company completed a private placement of $20,000,000 in principal amount of 9.0% Senior Subordinated Convertible Debentures (the "Debentures"). Net proceeds from the private placement were approximately $19,000,000. On November 3, 1995, the Company completed the placement of an additional $5,000,000 in principal amount of Debentures, as provided for under the over-allotment option provisions of the Purchase Agreement between the Company and Forum Capital Markets L.P ("Forum") dated September 22, 1995. Net proceeds from this secondary placement were approximately $4,750,000. Pursuant to the related Registration Rights Agreement dated September 22, 1995 between the Company and Forum, acting on behalf of holders of the Debentures (the "Agreement"), the Company has agreed to file a shelf registration statement relating to the Debentures and the shares of Class A Common Stock which are issuable from time to time upon conversion of the Debentures, within ninety
     (90) days after the Debenture Closing Date, and to cause the registration statement to become effective within one hundred fifty (150) days after the Debenture Closing Date. In addition, the Company has agreed to use its reasonable best efforts to keep the registration statement effective until at least the third anniversary of the issuance of the Debentures. The Company expects to complete this registration within the timeframe specified in the Agreement. In connection with these transactions, the Company expects to incur approximately $500,000 of professional fees and other costs. These costs, together with Forum's commissions, will be amortized ratably through the maturity date of the Debentures.

     Interest on the Debentures is payable semi-annually on April 1 and October 1, commencing April 1, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Class A Common Stock, $0.01 par value, at a conversion price of $8.85 per share, subject to adjustment under certain circumstances. The Debentures become due and payable in full on October 1, 2003; there are no sinking fund payments required prior to maturity. The Company may redeem outstanding Debentures, in whole or in part, on or after October 1, 1998, at redemption prices ranging from 100% to 105% of par value, plus accrued interest.

     The related Indenture Agreement between the Company and The Trust Company of New Jersey dated September 29, 1995 (the "Indenture") contains certain restrictions, covenants and agreements with respect to the operations and financial reporting requirements of the Company, including, but not limited to, the maintenance of consolidated net worth, limitations on the amount and types of indebtedness incurred by Company, limitations on liens upon the assets of the Company, limitations on investments, dividends and other distributions, limitations on transactions with related persons and limitations on the sale or transfer of corporate assets. As of September 30, 1995, the Company was in compliance with these covenants. Under the terms of the Indenture, the Debentures are subject to partial mandatory redemption should consolidated net worth (as defined in the Indenture) fall below $18,000,000 for any two (2) consecutive fiscal quarters. The Debentures are also subject to mandatory redemption upon a change in control (as defined in the Indenture).

5) The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At September 30, 1995, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,930,000. The Company has collateralized the letter of credit with accounts receivable and also has agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"),
     (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest (the "Interest Ratio"), and (iii) a certain minimum balance of billed and unbilled accounts receivable ("Eligible Receivables"), all as defined in the related agreements. At September 30, 1995, the covenants required (i) a Debt Ratio of 0.6:1, (ii) an Interest Ratio of 1.5:1, and (iii) Eligible Receivables of $2,500,000. As a result of the issuance of the Debentures as described in Note 4 above, the Debt Ratio at September 30, 1995 was 0.4:1. The Company has obtained a waiver, renewable annually, from the bank of the required debt ratio and is in compliance with all other covenants under the letter of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.

                                     Percent of Revenues                     Percent of Revenues
                                     -------------------                     -------------------
                                      Three Months Ended        Percent        Six Months Ended        Percent
                                          September 30,         Changes           September 30,        Changes
                                     -------------------     -------------   -------------------     -------------
                                        1995       1994      1995 vs. 1994      1995       1994      1995 vs. 1994
                                       ------     ------     -------------     ------     ------     -------------
Revenues ..........................    100.0%     100.0%         45.6%         100.0%     100.0%         26.5%
Costs and expenses ................     91.9%      92.5%         44.7%          92.1%      92.9%         25.5%
                                       ------     ------                       ------     ------
  Operating income ................      8.1%       7.5%         56.3%           7.9%       7.1%         40.0%
Interest and related expenses .....     -1.6%      -2.1%         11.0%          -1.7%      -2.1%          3.0%
Other income, net .................      0.1%       0.4%        -55.0%           0.2%       0.7%        -47.2%
                                       ------     ------                       ------     ------
  Earnings before income taxes ....      6.6%       5.8%         65.6%           6.4%       5.7%         43.5%
Income taxes ......................      2.6%       2.2%         74.3%           2.5%       2.3%         40.0%
                                       ------     ------                       ------     ------
  Net earnings ....................      4.0%       3.6%         60.5%           3.9%       3.4%         45.7%
                                       ======     ======                       ======     ======

                                       8

     Revenues for the three-month period ended September 30, 1995 increased 45.6% to $22.8 million from $15.7 million for the same three-month period in fiscal 1995. On a year-to-date basis, revenues increased 26.5% to $40.1 million from $31.7 million for the same six-month period in fiscal 1995. The growth was due primarily to increased shipments of display workstations coupled with shipments, in the current fiscal year, of magnetic head products by Ahead Technologies, Inc., whose net assets were acquired in November 1994, and revenues from the acquisition of substantially all of the assets of Opto Mechanik, Inc. on July 5, 1995 (the "OMI Acquisition"), which increased the Company's electro-optical sighting systems business.

     Operating income for the three-month period ended September 30, 1995 increased 56.3% to $1.8 million from $1.2 million for the same three-month period in fiscal 1995. On a year-to-date basis, operating income increased 40.0% to $3.2 million from $2.3 million for the same six-month period in fiscal 1995. Operating income as a percentage of revenues was 8.1% and 7.9% for the three-month and six-month periods ended September 30, 1995, respectively, as compared with 7.5% and 7.1%, respectively, for the comparable prior year periods. Higher operating income in both periods was due primarily to the overall increase in revenues, together with higher margins earned on the company's commercial products, display systems product line and manufacturing services.

     Interest and related expenses were $0.4 million and $0.7 million for the second quarter and first half of fiscal 1996, respectively as compared to $0.3 million and $0.7 million for the comparable prior year periods. The increase for the second quarter was primarily due to the increase in debt associated with the OMI Acquisition at the beginning of the second quarter of fiscal 1996, offset in part by a reduction in interest from repurchases of the Company's 8 1/2% Convertible Subordinated Debentures (the "8 1/2% Debentures").

     Other income, net was $27,000 and $0.1 million for the three-month and six-month periods ended September 30, 1995, respectively, representing decreases from comparable prior year periods, primarily due to the lower average cash balances.

     The Company's effective tax rate for the three-month and six-month periods ended September 30, 1995 was 39%, as compared to 37.0% and 40.0% for the comparable prior year periods. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The effective income tax rate and the components of income tax expense for the second quarter and first half of fiscal 1996 did not significantly change from those of the fiscal year ended March 31, 1995. The provision for income taxes includes all estimated income taxes payable to federal and state governments as applicable.

Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at September 30, 1995 and March 31, 1995 represented approximately 25% and 17%, respectively, of total assets. During the six-month period ended September 30, 1995, cash increased $9.8 million. This increase was primarily the result of the private placement of $20,000,000 in principal amount of 9% Senior Subordinated Convertible Debentures (the "Debentures") on September 29, 1995. In addition, approximately $2.4 million was generated from sales of certain fixed assets. These contributions to cash were offset by uses of: i) approximately $4.1 million in the OMI Acquisition; ii) approximately $2.2 million for repurchases of outstanding 8 1/2% Debentures in satisfaction of the August 1, 1995 sinking fund requirement for such debt and iii) approximately $2.0 million for capital expenditures. Additionally, approximately $3.3 million was used in support of operations, primarily to settle accounts payable and other current obligations of the Company.

     Capital expenditures during fiscal 1996 are expected to approximate $4.4 million. The majority of these expenditures will be for computer and laboratory-related equipment, as well as for facilities improvements.

     During the first quarter of fiscal 1996, the Company obtained a $5.0 million unsecured line of credit from NatWest Bank which may be used to supplement its working capital needs. As of September 30, 1995, there were no balances outstanding under this line of credit. The net proceeds from the private placement will be used to repurchase $5.0 million in principal amount of outstanding 8 1/2% Debentures, for working capital requirements and for future acquisition-related transactions. The Company believes that its current working capital position is sufficient to support operational needs as well as its near-term business objectives.

     Accounts Receivable and Inventories: Accounts receivable increased approximately $1.5 million in the six-month period ended September 30, 1995, primarily as a result of the OMI Acquisition, offset in part by decreases in existing account balances. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year. Inventories increased by approximately $3.8 million during the first half of fiscal 1996, also reflecting the effect of the OMI Acquisition. The increase in inventories was also due, in part, to increased material procurement related to the production of certain display workstation programs.

                                     September 30, 1995        March 31, 1995
                                     ------------------        --------------

Quick ratio ........................        1.9                      1.3
Current ratio ......................        2.8                      1.9
Liabilities-to-equity ratio ........        2.5                      1.9
Long-term debt, excluding current
  installments, to capitalization ..       55.9%                    34.3%


     Backlog: At September 30, 1995, the Company's backlog of orders was approximately $160 million as compared to $126 million at March 31, 1995. The increase in backlog for the first half of the year was due to the net effect of bookings, partially offset by revenues, and the addition of approximately $15.5 million of backlog from the OMI Acquisition. New contract awards of approximately $58.7 million were booked during the six-month period ended September 30, 1995.

Acquisition

     On July 5, 1995 (the "Closing Date"), Photronics Corp, a New York corporation and a wholly-owned subsidiary of the Company ("Photronics"), acquired (through OMI Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of Photronics), substantially all of the assets of Opto Mechanik, Inc. ("OMI"), a Delaware corporation, pursuant to an Agreement for Acquisition of Assets dated May 24, 1995, as amended July 5, 1995, between Photronics and OMI (the "Agreement"), and approved by the United States Bankruptcy Court for the Middle District of Florida on June 23, 1995. OMI, located in Melbourne, Florida, designs and manufactures electro-optical sighting and targeting systems used primarily in military fire control devices and in various weapons systems.

     Pursuant to the Agreement, the Company paid a total of $5,450,000 consisting of i) $1,150,000 in cash to PNC Bank, Kentucky, Inc. ("PNC"), ii) a note to PNC in the principal amount of $1,450,000 payable in forty eight (48) equal monthly installments of principal and interest commencing with the first day of the month subsequent to the Closing Date (the "PNC Note"), iii) $2,550,000 in cash to MetLife Capital Corporation and iv) a note in the principal amount of

$300,000 to OMI payable in six (6) equal monthly installments of principal and interest commencing on August 5, 1995 (the "OMI Note"). The PNC Note bears interest at a floating rate equal to the lesser of i) PNC's stated prime interest rate plus 0.5% or ii) the prime rate as reported by the Wall Street Journal plus 0.5%. The OMI Note bears interest at a rate of 9.5% per annum. In addition, the Company incurred approximately $585,000 in professional fees and other costs associated with the acquisition. Total cash consideration paid in the acquisition was obtained from the Company's working capital.

     The acquisition of OMI has been accounted for under the purchase method. The operating results of OMI Acquisition Corp., the acquiring corporation, have been included in reported operating results since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the fair market value of net assets over total cost of the acquisition has been recorded as a reduction of long term assets, principally as a reduction to property, plant and equipment, at cost.

Private Offering of Convertible Debentures

     On September 29, 1995 (the "Debenture Closing Date"), the Company completed a private placement of $20,000,000 in principal amount of Debentures. Net proceeds from the private placement were approximately $19,000,000. On November 3, 1995, the Company completed the placement of an additional $5,000,000 in principal amount of Debentures, as provided for under the over-allotment option provisions of the Purchase Agreement between the Company and Forum Capital Markets L.P ("Forum"). dated September 22, 1995. Net proceeds from this secondary placement were approximately $4,750,000. Pursuant to the related Registration Rights Agreement dated September 22, 1995 between the Company and Forum, acting on behalf of holders of the Debentures (the "Agreement"), the Company has agreed to file, within ninety (90) days after the Debenture Closing Date, a shelf registration statement relating to the Debentures and the shares of Class A Common Stock which are issuable from time to time upon conversion of the Debentures, and to cause the registration statement to become effective within one hundred fifty (150) days after the Debenture Closing Date. In addition, the Company has agreed to use its reasonable best efforts to keep the registration statement effective until at least the third anniversary of the issuance of the Debentures. The Company expects to complete this registration within the timeframe specified in the Agreement. In connection with these transactions, the Company expects to incur approximately $500,000 of professional fees and other costs. These costs, together with Forum's commissions, will be amortized ratably through the maturity date of the Debentures.

     Interest on the Debentures is payable semi-annually on April 1 and October 1, commencing April 1, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Class A Common Stock, $0.01 par value, at a conversion price of $8.85 per share, subject to adjustment under certain circumstances. The Debentures become due and payable in full on October 1, 2003; there are no sinking fund payments required prior to maturity. The Company may redeem outstanding Debentures, in whole or in part, on or after October 1, 1998, at redemption prices ranging from 100% to 105% of par value, plus accrued interest.

     The related Indenture Agreement between the Company and The Trust Company of New Jersey dated September 29, 1995 (the "Indenture") contains certain restrictions, covenants and agreements with respect to the operations and financial reporting requirements of the Company, including, but not limited to, the maintenance of consolidated net worth, limitations on the amount and types of indebtedness incurred by Company, limitations on liens upon the assets of the Company, limitations on investments, dividends and other distributions, limitations on transactions with related persons and limitations on the sale or transfer of corporate assets. As of September 30, 1995, the Company was in compliance with these covenants. Under the terms of the Indenture, the Debentures are subject to partial mandatory redemption should consolidated net worth (as defined in the Indenture) fall below $18,000,000 for any two (2) consecutive fiscal quarters. The Debentures are also subject to mandatory redemption upon a change in control (as defined in the Indenture).

Letter of Credit

     The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At September 30, 1995, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,930,000. The Company has collateralized the letter of credit with accounts receivable and also has agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest (the "Interest Ratio"), and (iii) a certain minimum balance of billed and unbilled accounts receivable ("Eligible Receivables"), all as defined in the related agreements. At September 30, 1995, the covenants required (i) a Debt Ratio of 0.6:1, (ii) an Interest Ratio of 1.5:1, and (iii) Eligible Receivables of $2,500,000. As a result of the issuance of the Debentures as described in Note 4 above, the Debt Ratio at September 30, 1995 was 0.4:1. The Company has obtained a waiver, renewable annually, from the bank of the required debt ratio and is in compliance with all other covenants under the letter of credit.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The following report on Form 8-K and amendment thereto were filed during the fiscal quarter ended September 30, 1995:

               1. Form 8-K, Current Report, dated July 5, 1995, File No. 1-8533, containing Item 2.

               2. Form 8-K, Amendment No. 1, dated August 8, 1995, File No.
                  1-8533, containing Items 7(a), (b) and (c).

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

                                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                       ----------------------------------
                                                  Registrant


Date: November 14, 1995                /s/ Nancy R. Pitek
                                       ----------------------------------
                                           Nancy R. Pitek
                                           Controller, Treasurer and Secretary