Form 10-Q
period 1995-12-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1996-02-15
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  	EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1995

                                  		OR
  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from 	   to


Commission file number	1-8533

DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

13-2632319
(I.R.S. Employer Identification No.)

5 Sylvan Way, Parsippany, New Jersey     	07054
(Address of principal executive offices) (Zip Code)

201-898-150
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of February 12, 1996 was 3,307,324 and 2,154,808, respectively (exclusive of 432,639 shares of Class A Common Stock and 65,795 shares of Class B Common Stock held in the treasury).

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - December 31, 1995 and
March 31, 1995.........................................3

Condensed Consolidated Statements of Earnings - Three and Nine
Months Ended December 31, 1995 and 1994................4

Condensed Consolidated Statements of Cash Flows - Nine Months
Ended December 31, 1995 and 1994.......................5

Notes to Condensed Consolidated Financial Statements...6-8

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations....................9-13

PART 2.	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security
Holders................................................14

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K...............14

SIGNATURES.............................................15

					DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
     							Condensed Consolidated Balance Sheets
					              							(Unaudited)
                                                  December 31, 1995     March 31, 1995
                                          				   	-----------------     --------------
                  Assets
Current Assets:
	Cash and cash equivalents ......................		$23,069,000          $11,197,000
	Accounts receivable ............................   20,594,000           17,432,000
	Inventories, net of progress payments .........    16,558,000           11,724,000
	Other current assets ...........................    2,477,000	           2,445,000
                                          									-----------         	-----------
 		Total current assets							                      62,698,000           42,798,000
 Property, plant and equipment, less accumulated
 	depreciation and amortization of $25,230,000
		and $23,812,000 at December 31, 1995 and
 	March 31, 1995, respectively ..................   14,728,000            9,849,000
 Intangible assets, less accumulated amortization
		of $3,883,000 and $3,457,000 at December 31,199
			and March 31, 1995, respectively .............    8,494,000          	 8,920,000
 Other assets .....................................	 4,850,000            3,023,000
                                                   -----------          -----------
                                                   $90,770,000          $64,590,000
                                                   ===========          ===========
		   	Liabilities and Stockholders' Equity
Current liabilities ..............................	$22,113,000          $22,481,000
 Long-term debt, excluding current installments ... 35,319,000         		11,732,000
 Deferred income taxes ............................ 	4,605,000            4,605,000
 Other liabilities ................................		3,826,000            3,263,000
                                                			-----------            ---------
 Total liabilities ................................ 65,863,000         	 42,081,000
 Stockholders' equity:
		Class A Common Stock, $.01 par value per share
			Authorized 10,000,000 shares; issued 3,739,963
			and 3,699,963 shares at December 31, 1995 and
			March 31, 1995, respectively....................     37,000         	     37,000
		Class B Common Stock, $.01 par value per share
			Authorized 20,000,000 shares; issued 2,216,353
			and 2,163,253 shares at December 31, 1995 and
			March 31, 1995, respectively....................     22,000	              22,000
 Additional paid-in capital ....................... 13,579,000           	13,435,000
 Retained earnings ................................ 13,414,000           	10,919,000
                                           								-----------           -----------
                                   																	27,052,000            24,413,000
 Treasury Stock, at cost;
				432,639 shares of Class A Common Stock and
				65,795 shares of Class B Common Stock ......... (1,918,000)           (1,617,000)
 Unamortized restricted stock compensation ........			(227,000)             (287,000)
                                                 		-----------	          -----------
	Net stockholders' equity ......................... 24,907,000        	   22,509,000
                                                 	 -----------           -----------
                                                   $90,770,000           $64,590,000
                                               				===========	          ===========

		See accompanying notes to condensed consolidated financial statements.

					DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
	  					Condensed Consolidated Statements of Earnings
			                   				(Unaudited
                                      				Three Months Ended December 31,    Nine Months Ended December 31,

									                                        	1995          1994                 1995	         1994
							                                       	----------- 	 -----------          -----------	  -----------
Revenues ....................................		$25,563,000 		$15,742,000          $65,628,000   $47,404,000
Costs and expenses ..........................	  23,382,000    14,737,000           60,289,000    44,143,000
                                    											-----------   -----------          -----------    ----------
      Operating income ...................... 			2,181,000     1,005,000           	5,339,000	    3,261,000
Interest and related expenses ...............	    (978,000)     (343,000)	         (1,675,000)   (1,020,000)
Other income, net ...........................	  			311,000       397,000	             425,000	      613,000
                                     										-----------   -----------          -----------   -----------
      Earnings before income taxes	..........	 		1,514,000     1,059,000            4,089,000	    2,854,000
Income taxes ................................      590,000       425,000            1,594,000     1,142,000
                                       							 -----------	  -----------          -----------  	-----------
		    Net earnings ..........................	 $   924,000   $   634,000          $ 2,495,000   $ 1,712,000
                                       								===========  	===========          ===========	  ============

Earnings per share of Class A and Class B Common Stock:
		 	  Primary ..............................	 	$      0.16   $      0.13          $      0.44   $      0.34
 			  Fully Diluted ........................		 $      0.16   $      0.13          $      0.44   $      0.34

Weighted average number of shares of Class A and Class B
Common Stock outstanding:
   			Primary .............................		    5,677,000     4,889,000	           5,647,000     5,026,000
		   	Fully Diluted .......................		    8,303,000     4,889,000	           6,552,000     5,026,000

See accompanying notes to condensed consolidated financial statements.

                   DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                        Nine Months Ended December 31,
                                                     ---------------------------------
                                                         1995                  1994
                                                     ------------          ------------
Cash flows from operating activities
    	Net earnings	................................   $  2,495,000          $  1,712,000
Adjustments to reconcile net earnings to cash
flows from operating activities:
    	Depreciation and amortization ...............      2,226,000             1,967,000
    	Other, net	..................................        305,000              (235,000)
Changes in assets and liabilities, net of effects
from net assets acquired:
			 	(Increase) decrease in accounts receivable... 	  	(2,859,000)            2,265,000
				 (Increase) in inventories ...................    	(4,141,000)           (5,543,000)
				 (Increase) decrease in other current assets..	       667,000              (130,000)
				 (Decrease) in accounts payable and other .... 	   (2,381,000)             (182,000)
				 Other, net ..................................   	    194,000               160,000
                                             								------------          ------------
     Net cash provided by (used in) operating
  			activities ..................................	    (3,494,000)               14,000
                                         												------------          ------------
Cash flows from investing activities
 				Capital expenditures ........................   		(3,712,000)           (1,014,000)
 				Sales of fixed assets ....................... 	    2,380,000                    --
 				Purchase of net assets.......................  	  (4,140,000)           (1,514,000)
 				Other, net ..................................		           --               236,000
                                                     ------------          ------------
     Net cash used in investing
     activities ..................................	   	(5,472,000)           (2,292,000)
                                                     ------------          ------------
Cash flows from financing activities
 				Net proceeds from short-term debt ...........	        55,000                75,000
 				Payments on long-term debt .................. 	  	  (374,000)              (56,000)
     Repurchases of convertible subordinated
		   debentures	..................................    	(2,242,000)           (2,639,000)
 				Net proceeds from issuance of senior
	   	subordinated convertible debentures .........   		23,360,000                    --
 				Purchase of treasury stock ..................		           --            (2,900,000)
 				Sale of treasury stock ......................   		        --             2,625,000
 				Other, net ..................................   	     39,000                    --
                                             								------------          ------------
     Net cash provided by (used in) financing
			  activities ..................................     20,838,000            (2,895,000)
                                        													------------          ------------
Net increase (decrease) in cash and cash
equivalents .....................................			   11,872,000            (5,173,000)
Cash and cash equivalents, beginning of period ..   			11,197,000            15,465,000
                                           										------------          ------------
Cash and cash equivalents, end of period ........    $ 23,069,000          $ 10,292,000
                                           										============          ============

 See accompanying notes to condensed consolidated financial statements.

DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


1)	In the opinion of Management, the accompanying unaudited
condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994 and cash flows for the nine months ended December 31, 1995 and 1994. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2)	On July 5, 1995 (the "Closing Date"), Photronics Corp., a New
York corporation and a wholly-owned subsidiary of the Company
("Photronics"), acquired (through OMI Acquisition Corp., a
Delaware corporation and a wholly-owned subsidiary of Photronics), substantially all of the assets of Opto Mechanik, Inc. ("OMI"), a Delaware corporation, pursuant to an Agreement for Acquisition of Assets dated May 24, 1995, as amended July
5, 1995, between Photronics and OMI (the "OMI Agreement"), and approved by the United States Bankruptcy Court for the Middle
District of Florida on June 23, 1995.  OMI, now located in
Palm Bay, Florida, designs and manufactures electro-optical sighting and targeting systems used primarily in military fire control devices and in various weapons systems.

Pursuant to the OMI Agreement, the Company paid a total of $5,450,000 consisting of i) $1,150,000 in cash to PNC Bank, Kentucky, Inc. ("PNC"), ii) a note to PNC in the principal amount of $1,450,000 payable in forty eight (48) equal monthly installments of principal and interest commencing with the first day of the month subsequent to the Closing Date (the
"PNC Note"), iii) $2,550,000 in cash to MetLife Capital
Corporation and iv) a note in the principal amount of $300,000 to OMI payable in six (6) equal monthly installments of principal and interest commencing on August 5, 1995 (the "OMI
Note"). The PNC Note bears interest at a floating rate equal to the lesser of i) PNC's stated prime interest rate plus 0.5% or ii) the prime rate as reported by the Wall Street Journal plus 0.5%. The OMI Note bears interest at a rate of 9.5% per annum. Professional fees and other costs associated with the acquisition were capitalized as part of the total purchase price. Total cash consideration paid in the acquisition was obtained from the Company's working capital.

The acquisition of the assets of OMI has been accounted for under the
purchase method. The operating results of OMI Acquisition	Corp., the
acquiring corporation, have been included in	reported operating results since
the date of acquisition.  The cost of the acquisition has been allocated on
the basis of the	estimated fair market value of the assets acquired and the
liabilities assumed.

3)	On September 29, 1995 (the "Debenture Closing Date"), the
Company completed a private placement of $20,000,000 in principal amount of Debentures. Net proceeds from the private placement were approximately $19,000,000. On November 3,
1995, the Company completed the placement of an additional $5,000,000 in principal amount of Debentures, as provided for under the over-allotment option provisions of the Purchase Agreement between the Company and Forum Capital Markets L.P. ("Forum"), dated September 22, 1995. Net proceeds from this secondary placement were approximately $4,750,000. Pursuant to the related Registration Rights Agreement dated September 22, 1995 between the Company and Forum, acting on behalf of holders of the Debentures (the "Agreement"), the Company has agreed to file a shelf registration statement relating to the Debentures and the shares of Class A Common Stock which are issuable from time to time upon conversion of the Debentures, within ninety (90) days after the Debenture Closing Date, and to cause the registration statement to become effective within one hundred fifty (150) days after the Debenture Closing Date.
In addition, the Company has agreed to use its reasonable best efforts to keep the registration statement effective until at least the third anniversary of the issuance of the Debentures.
On November 30, 1995, the Company filed a Registration
Statement on Form S-2 (No. 33-64641) with the Securities and Exchange Commission (the "Commission"), pursuant to the terms of the Agreement. The registration statement has not yet been declared effective by the Commission. In connection with these transactions, the Company expects to incur approximately $500,000 of professional fees and other costs. These costs, together with Forum's commissions, will be amortized ratably through the maturity date of the Debentures.

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

The related Indenture Agreement between the Company and The Trust Company of New Jersey dated September 29, 1995 (the "Indenture") contains certain restrictions, covenants and agreements with respect to the operations and financial reporting requirements of the Company, including, but not limited to, the maintenance of a certain level of consolidated net worth, limitations on the amount and types of indebtedness incurred by the Company, limitations on liens upon the assets of the Company, limitations on investments, dividends and other distributions, limitations on transactions with related persons and limitations on the sale or transfer of corporate assets. As of December 31, 1995, the Company was in compliance with these covenants. Under the terms of the Indenture, the Debentures are subject to partial mandatory redemption should consolidated net worth (as defined in the Indenture) fall below $18,000,000 for any two (2) consecutive fiscal quarters. The Debentures are also subject to mandatory redemption upon a change in control (as defined in the Indenture).

4)	The Company's industrial revenue bonds, due 1998, are
supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At December 31, 1995, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,930,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of:
(i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest (the "Interest Ratio"), and (iii) a certain minimum balance of billed and unbilled accounts receivable ("Eligible Receivables"). At December 31, 1995, the covenants required:
(i) a Debt Ratio of 0.6:1, (ii) an Interest Ratio of 1.5:1 and
(iii) Eligible Receivables of $2,500,000. As a result of the issuance of the Debentures as described in Note 4 above, the Debt Ratio at December 31, 1995 was 0.4:1. The Company has obtained a waiver, renewable quarterly, from the bank of the required debt ratio and is in compliance with all covenants under the letter of credit.

5)	On February 6, 1996, pursuant to a Joint Venture Agreement,
dated February 6 , 1996, by and among DRS/MS, Inc. ("DRS/MS"), a wholly-owned subsidiary of the Company, Universal Sonics Corporation ("Universal Sonics"), a New Jersey corporation,
Ron Hadani, Howard Fidel and Thomas S. Soulos, and a
Partnership Agreement, dated February 6, 1996, by and between DRS/MS and Universal Sonics, the Company entered into a partnership with Universal Sonics (the "Partnership") for the purpose of developing, manufacturing and marketing medical ultrasound imaging equipment. The Company's contribution to the Partnership consisted of $400,000 in cash and certain managerial expertise and manufacturing capabilities, representing a 90% interest in the Partnership.

 6)	On February 9, 1996, Precision Echo, Inc. ("PE"), a wholly-
owned subsidiary of the Company, acquired (through Ahead
Technology Acquisition Corporation ("Ahead"), a Delaware corporation and a wholly-owned subsidiary of PE), certain assets and assumed certain liabilities (principally, obligations under property leases) of Mag-Head Engineering
Company, Inc. ("Mag-Head"), a Minnesota corporation, pursuant to an Asset Purchase Agreement, dated as of February 9, 1996, by and among Mag-Head and Ahead, for approximately $400,000 in cash. Mag-Head produces audio and flight recorder heads.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.


                         Percent of Revenues                    Percent of Revenues
                         -------------------                    -------------------
                              Three Months Ended      Percent        Six Months Ended       Percent
                                  September 30,       Changes          September 30,        Changes
                              -------------------  ------------      -------------------    ------------
                               1995     1994       1995 vs 1994       1995     1994         1995 vs 1994
                               ----     ----       ------------       ----     ----         ------------
Revenues...................    100.0%   100.0%          62.4%         100.0%   100.0%            38.4%
Costs and expenses.........     91.5%    93.6%          58.7%          91.9%    93.1%            36.6%
                              ------   ------                        ------   ------
    Operating Income.......      8.5%     6.4%         117.0%           8.1%     6.9%            63.7%

Interest & Related Expenses     -3.8%    -2.2%         185.1%          -2.5%    -2.2%            64.2%
Other Income, net..........      1.2%     2.5%         -21.7%           0.6%     1.3%           -30.7%
                                 ----     ----                          ----     ----
Earnings before income
taxes......................      5.9%     6.7%          43.0%           6.2%     6.0%             43.3%
Income taxes...............      2.3%     2.7%          38.8%           2.4%     2.4%             39.6%
                                 ----     ----                          ----     ----
    Net Earnings...........      3.6%     4.0%          45.7%           3.8%     3.6%             45.7%
                                 ====     ====                          ====     ====

Revenues for the three-month period ended December 31, 1995 increased 62.4% to $25.6 million from $15.7 million for the same three-month period in fiscal 1995. On a year-to-date basis, revenues increased 38.4% to $65.6 million from $47.4 million for the same nine-month period in fiscal 1995. The revenue growth was due primarily to increased shipments of display work-stations and data storage systems, as well as from higher commercial product sales. In addition, revenue growth during both periods was partialy due to higher sales of electro-optical systems following the acquisition of sub-stantially all of the assets of Opto Mechanik, Inc. on July 5, 1995 (the
"OMI Asset Acquisition").

Operating income for the three-month period ended December 31, 1995 increased 117.0% to $2.2 million from $1.0 million for the same three-month period in fiscal 1995. On a year-to-date basis, operating income increased 63.7% to $5.3 million from $3.3 million for the same nine-month period in fiscal 1995. Operating income as a percentage of revenues was 8.5% and 8.1% for the three-month and nine-month periods ended December 31, 1995, respectively, as compared with 6.4% and 6.9%, respectively, for the comparable prior year periods. Higher operating income in both peiods was due primarily to the overall increase in revenues, together with higher margins on the company's commercial products.

Interest and related expenses were $1.0 million and $1.7 million for the third quarter and nine months ended December 31, 1995, respectively as compared to $0.3 million and $1.0 million for the comparable prior year periods. The increase for both periods was primarily due to the increase in debt associated with the private placement of $25,000,000 in principal amount of 9% Senior Subordinated Convertible Debentures (the "Debentures"), offset in part by a reduction in interest resulting from repurchases of the Company's 8 1/2% Convertible Subordinated Debentures (the"8 1/2% Debentures"), in satisfaction of the August 1, 1995 sinking fund requirement for this debt.

Other income, net was $0.3 million and $0.4 million for the three-month and nine-month periods ended December 31, 1995, respectively, representing decreases from $0.4 million and $0.6 million, respectively, in the comparable prior year periods. These decreases were due to a gain on the sale of fixed assets of approximately $0.2 million in the third quarter of fiscal 1995, offset in part by interest earned on higher average cash balances this fiscal year, primarily resulting from the net proceeds generated from the Debentures.

The Company's effective tax rate for the three-month and nine-month periods ended December 31, 1995 was 39%, as compared to 40% in each of the comparable prior year periods. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The effective income tax rate and the components of income tax expense for the third quarter and the nine months ended December 31, 1995 did not significantly change from those of the fiscal year ended March 31, 1995. The provisions for income taxes includes all estimated income taxes payable to federal and state governments as applicable.


Financial Condition and Liquidity

Cash and Cash Flow: Cash and cash equivalents at December 31, 1995 and March 31, 1995 represented approximately 25% and 17%, respectively, of total assets. During the nine-month period ended December 31, 1995, cash increased by approximately $11.9 million. This increase was primarily the result of the private placement of $20.0 million in principal amount of Debentures on September 29, 1995, and the additional placement of $5.0 million in principal amount of Debentures, pursuant to an over-allotment option, completed on November 3, 1995 (the "private placement transactions"). In addition, approx-imately $2.4 million was generated from sales of certain fixed assets. These contributions to cash were offset by uses of: i) approximately $4.1 million in the OMI Asset Acquisition; ii) approximately $2.2 million for repurchases of outstanding 8 1/2% Debentures, in satisfaction of the August 1, 1995 sinking fund requirement for such debt and iii) approximately $3.7 million for capital expenditures. Additionally, approximately $3.5 million was used in support of operations, primarily for material procurement.

Capital expenditures, excluding assets acquired as a result of the OMI Asset Acquisition, are expected to approximate $4.4 million for the fiscal year ending March 31, 1996. The majority of these expenditures will be for facilities improvements, as well as for computer and laboratory-related equipment.

Working capital as of December 31, 1995 was $41.0 million, as compared to $20.3 million at March 31, 1995. The increase was primarily due to higher cash balances resulting from the private placement transactions. Net proceeds from the private placement transactions will be used to repurchase $5.0 million in principal amount of outstanding 8 1/2% Debentures, for working capital requirements and for future acquisition-related transactions. During the first quarter of fiscal 1996, the Company obtained a $5.0 million un-secured line of credit from NatWest Bank, in order to supplement its working capital needs. This line of credit expired on December 31, 1995 and has not been renewed. The Company believes that its current working capital position is sufficient to support operational needs as well as its near-term business objectives.

Accounts Receivable and Inventories: Accounts receivable increased approx-imately $3.3 million in the nine-month period ended December 31, 1995, primarily resulting from increased billings associated with certain contracts and, to a lesser extent, from the OMI Asset Acquisition. Generally, there are no contract provisions for retainage, and all accounts receivable are
expected to be collected within one year.   Inventories increased by approx-
imately $6.7 million from March 31, 1995, primarily due to increased material procurement related to higher production activity on certain display work-station programs. The increase was also due, in part, to the OMI Acquisition.

The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.

                                     December 31, 1995            March 31, 1995
                                     -----------------            --------------
Quick ratio                                 1.8                         1.3
Current ratio                    	          2.7                	        1.9
Liabilities-to-equity ratio                 2.7                         1.9
Long-term debt, excluding
	current installments, 	to
 capitalization                            58.6%                		     34.3%


Backlog: At December 31, 1995, the Company's backlog of orders was approx-imately $147 million as compared to $126 million at March 31, 1995. The increase in backlog this year was due to the net effect of bookings, partially offset by revenues, and the addition of approximately $16 million of backlog from the OMI Asset Acquisition. New contract awards of approximately $71 million were booked during the nine-month period ended December 31, 1995.


Acquisitions and Related Activities

On July 5, 1995 (the "Closing Date"), Photronics Corp., a New York corpora-tion and a wholly-owned subsidiary of the Company ("Photronics"), acquired (through OMI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Photronics), substantially all of the assets of Opto Mechanik, Inc. ("OMI"), a Delaware corporation, pursuant to an Agreement for Acquisition of Assets dated May 24, 1995, as amended July 5, 1995, between Photronics and OMI (the "OMI Agreement"), and approved by the United States Bankruptcy Court for the Middle District of Florida on June 23, 1995. OMI, now located in Palm Bay, Florida, designs and manufactures electro-optical sighting and targeting systems used primarily in military fire control devices and in various weapons systems.

Pursuant to the OMI Agreement, the Company paid a total of $5,450,000 consisting of i) $1,150,000 in cash to PNC Bank, Kentucky, Inc. ("PNC"),
ii) a note to PNC in the principal amount of $1,450,000 payable in forty eight (48) equal monthly installments of principal and interest commencing with the first day of the month subsequent to the Closing Date (the "PNC Note"), iii) $2,550,000 in cash to MetLife Capital Corporation and iv) a note in the principal amount of $300,000 to OMI payable in six (6) equal monthly installments of principal and interest commencing on August 5, 1995 (the "OMI Note"). The PNC Note bears interest at a floating rate equal to the lesser of i) PNC's stated prime interest rate plus 0.5% or ii) the prime rate as reported by the Wall Street Journal plus 0.5%. The OMI Note bears interest at a rate of 9.5% per annum. Professional fees and other costs associated with the acquisition were capitalized as part of the total purchase price. Total cash consideration paid in the acquisition was obtained from the Company's working capital.

The acquisition of the assets of OMI has been accounted for under the purchase method. The operating results of OMI Acquisition Corp., the acquiring corporation, have been included in reported operating results since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

On February 6, 1996, pursuant to a Joint Venture Agreement, dated February 6, 1996, by and among DRS/MS, Inc. ("DRS/MS"), a wholly-owned subsidiary of the Company, Universal Sonics Corporation ("Universal Sonics"), a New Jersey corporation, Ron Hadani, Howard Fidel and Thomas S. Soulos, and a Partnership Agreement, dated February 6, 1996, by and between DRS/MS and Universal Sonics, the Company entered into a partnership with Universal Sonics (the "Partnership") for the purpose of developing, manufacturing and marketing medical ultrasound imaging equipment. The Company's contribution to the Partnership consisted of $400,000 in cash and certain managerial expertise and manufacturing capabilities, representing a 90% interest in the Partnership.

On February 9, 1996, Precision Echo, Inc. ("PE"), a wholly-owned subsidiary of the Company, acquired (through Ahead Technology Acquisition Corporation ("Ahead"), a Delaware corporation and wholly-owned subsidiary of PE), certain assets and assumed certain liabilities (principally, obligations under property. leases) of Mag-Head Engineering Company, Inc. ("Mag-Head"), a Minnesota corp-oration, pursuant to an Asset Purchase Agreement, dated as of February 9, 1996, by and among Mag-Head and Ahead, for approximately $400,000 in cash. Mag-Head produces audio and flight recorder heads.


Private Offering of Convertible Debentures

On September 29, 1995 (the "Debenture Closing Date"), the Company completed a private placement of $20,000,000 in principal amount of Debentures. Net proceeds from the private placement were approximately $19,000,000. On November 3, 1995, the Company completed the placement of an additional $5,000,000 in principal amount of Debentures, as provided for under the over-allotment option provisions of the Purchase Agreement between the Company and Forum Capital Markets L.P. ("Forum"), dated September 22, 1995. Net proceeds from this secondary placement were approximately $4,750,000. Pursuant to the related Registration Rights Agreement dated September 22, 1995 between the Company and Forum, acting on behalf of holders of the Debentures (the "Agreement"), the Company has agreed to file, within ninety
(90) days after the Debenture Closing Date, a shelf registration statement relating to the Debentures and the shares of Class A Common Stock which are issuable from time to time upon conversion of the Debentures, and to cause the registration statement to become effective within one hundred fifty (150) days after the Debenture Closing Date. In addition, the Company has agreed to use its reasonable best efforts to keep the registration statement effective until at least the third anniversary of the issuance of the Debentures. On November 30, 1995, the Company filed a Registration
Statement on Form S-2 (No. 33-64641) with the Securities and Exchange Commission (the "Commission"), pursuant to the terms of the Agreement. The registration statement has not yet been declared effective by the Commission. In connection with these transactions, the Company expects to incur approx-imately $500,000 in professional fees and other costs. These costs, together with Forum's commissions, will be amortized ratably through the maturity date of the Debentures.

Interest on the Debentures is payable semi-annually on April 1 and October 1, commensing April 1, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Class A Common Stock, $0.01 par value, at a conversion price of $8.85 per share, subject to adjustment under certain circumstances. The Debentures become due and payable in full on October 1, 2003; there are no sinking fund payments required prior to maturity. The Company may redeem outstanding Debentures, in whole or in part, on or after October 1, 1998, at at redemption prices ranging from 100% to 105% of par value, plus accrued interest.

The related Indenture Agreement between the Company and The Trust Company of New Jersey dated September 29, 1995 (the "Indenture") contains certain restrictions, covenants and agreements with respect to the opertions and financial reporting requirements of the Company, including, but not limited to, the maintenance of a certain level of consolidated net worth, limitations on the amount and types of indebtedness incurred by the Company, limitations on leins upon the assets of the Company, limitations on investments, dividends and other distributions, limitations on transactions with related persons and limitations on the sale or transfer of corporate assets. As of December 31, 1995, the Company was in compliance with these covenants. Under the terms of the Indenture, the Debentures are subject to partial mandatory redemption should consoidated net worth (as defined in the Indenture) fall below $18,000,000 for any two (2) consecutive fiscal quarters. The Debentures are also subject to mandatory redemption upon a change in control (as defined in the Indenture).

Letter of Credit

The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At December 31, 1995, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,930,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest (the "Interest Ratio"), and (iii) a certain minimum balance of billed and unbilled accounts receivable ("Eligible Receivables"). At December 31, 1995, the covenants required: (i) a Debt Ratio of 0.6:1, (ii) an Interest Ratio of 1.5:1 and (iii) Eligible Reeceivables of $2,500,000. As a result of the issuance of the Debentures as described in Note 4 above, the Debt Ratio at December 31, 1995 was 0.4:1. The Company has obtained a waiver, renewable quarterly, from the bank of the required debt ratio and is in compliance with all covenants under the letter of credit.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

 	     	None.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits

      3.	 Form of Advance Notice By-Laws of Diagnostic/Retrieval Systems, Inc.

      11.	Schedule of Computations of Per Share Earnings

      27.	Financial Data Schedule

 		(b)	Reports on Form 8-K

       None.

DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
Registrant

Date: February 14, 1996              /s/ Nancy R. Pitek
                                     -----------------------
                                     Nancy R. Pitek
                                     Controller, Treasurer and Secretary