Form 10-K
period 1996-03-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1996-07-01
CIK 28630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996           Commission File Number 1-8533

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
- -------------------                                    ------------------------
Common Stock, $.01 par value                           American Stock Exchange
8 1/2% Convertible Subordinated Debentures             American Stock Exchange
due August 1, 1998
9% Senior Subordinated Convertible Debentures          American Stock Exchange
due October 1, 2003

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                         Yes  [ ]              No [X]

     The market value of shares of Common Stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 24, 1996, was approximately $57,900,000. The number of shares of Common Stock outstanding as of June 24, 1996 was 5,505,207 (exclusive of 463,859 shares of Common Stock held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Diagnostic/Retrieval Systems, Inc. 1996 Annual Report (for the fiscal year ended March 31, 1996), incorporated in Part II.

2. Definitive Proxy Statement, dated June 28, 1996, for the 1996 Annual Meeting of Stockholders, incorporated in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The registrant, Diagnostic/Retrieval Systems, Inc. (hereinafter, the "Company" or "DRS") was incorporated in 1968 and is a diversified, high-technology company serving global government and commercial markets. Principally a developer and manufacturer of a variety of sophisticated, leading edge systems used for the processing, display and storage of data, the Company provides its customers with a broad range of products, including electronic sensor, electronic imaging and electro-optical systems, and offers a full complement of technical support services.

     The Company is organized into three operating groups: the Electronic Systems Group ("ESG"), which primarily designs, manufactures and markets high-technology computer workstations for military customers and also provides technical support services; the Electro-Optical Systems Group ("EOSG") which produces electro-optical sighting and targeting systems for military customers; and the Media Technologies Group ("MTG"), which designs and manufactures data storage and media technology products for both military and commercial customers.

     In response to a 1992 mandate by the Joint Chiefs of Staff, the Company focuses on "Commercial Off-The-Shelf" ("COTS") product designs, whereby commercial electronic components are integrated, adapted, upgraded and "ruggedized" for application in harsh military environments. Using COTS designs, the Company develops and delivers its products with significantly less development time and expense compared to traditional military product cycles, generally resulting in shorter lead times, lower costs and the employment of the latest information and computing technologies. The design and manufacture of COTS-based products is a complex process requiring specific engineering capabilities, extensive knowledge of military platforms to which the equipment will be applied and in-depth understanding of military operating environments and requirements.

STRATEGY

     The Company believes that the nature of modern warfare has changed, dictating increasing reliance on real-time, accurate battlefield information derived from increasingly sophisticated defense systems and electronics. Additionally, the nature of military procurement programs has changed, requiring suppliers to become more efficient and adaptable to current and future market needs. In recent years, the Company has restructured its management team and implemented strategies to exploit the changing nature of military procurement programs brought on by the end of the Cold War, military budget constraints and the COTS mandate. In addition to winning contracts for new programs and supporting existing programs, the Company's strategies include:

     o designing new products and adapting existing products for use by all branches of the military;

     o transferring technologies developed in the defense sector to commercial and industrial markets; and

     o acquiring businesses that will further strengthen and complement the technology, product and market reach in the electronic systems, data storage systems and electro-optical systems segments of the marketplaces targeted by the Company.

     To effect these strategies, the Company has (i) acquired several businesses with complementary military and commercial products and technologies over the last three years; (ii) entered into strategic relationships with other defense suppliers such as Lockheed-Martin Tactical Defense Systems (formerly, Loral Corporation) and Northrop-Grumman (formerly, Westinghouse Electric Corporation), among others; (iii) emphasized the development of COTS-based products, as well as products and systems that are easily adapted to similar weapons platforms used by all branches of the military; and (iv) implemented cost reduction initiatives to reduce its fixed-cost base, to allow for growth and to maintain the flexibility of its operations. The implementation of these strategies has resulted in increasing revenues and profits over the last three fiscal years.

      Acquisitions. In October 1993, the Company acquired Technology Applications & Service Company ("TAS"), a designer and supplier of advanced command and control software and hardware. TAS' business, which focuses primarily on radar displays, augments the Company's core expertise in sonar signal processing, allowing the Company to offer complete command and control system solutions to its naval customers. In December 1993, the Company purchased its 80% interest in Laurel Technologies ("Laurel"), then primarily an assembler of wire harness products for aerospace customers. The addition of Laurel provided the Company with the opportunity to consolidate the manufacturing operations of ESG and has enabled the Company to solicit and bid effectively for long-term system development and manufacturing contracts. Also in December 1993, the Company acquired the assets of CMC Technology ("CMC") which provided the Company with a key customer base in the commercial video recording systems industry. In November 1994, the Company acquired Ahead Technology Corporation ("Ahead"), now located with CMC in San Jose, California. Ahead designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives.

     In July 1995, the Company acquired substantially all of the assets of Opto Mechanik, Inc., which now constitute OMI Corp. ("OMI"). This acquisition enables EOSG to expand its electro-optical targeting products and consolidate certain manufacturing activities in a lower cost facility while adding backlog in complementary product areas.

     In February 1996, the Company acquired substantially all of the assets of Mag-Head Engineering Company, Inc. ("MEC"), a manufacturer of audio and flight recorder heads. This acquisition provides the Company with an established manufacturing capability in the area of magnetic recorder heads and, when coupled with CMC and Ahead, allows the Company to apply its expertise in high-technology recorder head products in select commercial markets.

     In furtherance of its strategic plan, in February 1996, the Company acquired a 90% interest in DRS Medical Systems, a partnership formed to develop, manufacture and market medical ultrasound imaging equipment. The DRS Medical Systems partnership provides a means for the Company to apply its expertise in sonar and image processing technology to related commercial applications.

     Adaptable Product Designs. The Company's recent focus has been on the design and development of products that can be used by all branches of the military. This enables the Company to increase revenues, reduce product costs and decrease reliance on U.S. Navy procurement programs. The Company's display systems, originally designed under a U.S. Navy development contract, are open-architecture information processing workstations that can be adapted for use in other branches of the military. Similarly, the Company's boresight products, originally designed for use with the U.S. Army's Apache attack helicopter, were specifically designed to be adaptable to other air, sea or land-based weapons platforms. The boresight system has been successfully applied to the U.S. Marine Corps' Cobra helicopter and to the U.S. Air Force's AC-130 Spectre gunship platforms; recently, proposals have been submitted for its use on F-15 fixed-wing aircraft.

     Cost-Reduction Initiatives. The Company continues to focus on streamlining its operations and, during fiscal 1996, the Company consolidated several of its manufacturing facilities.


COMMERCIAL OFF-THE-SHELF (COTS) PRODUCT DESIGNS

     The concept of designing and manufacturing military products and systems through the integration and adaptation of existing commercial and military products was developed in response to both decreasing military budgets and the increasing pace of technology. The use of COTS designs entails the purchasing, refitting, upgrading and "ruggedization" (repackaging, remounting and stress testing to withstand harsh military environments) of available commercial components. The Company strives to apply COTS designs to most of its new products. Management believes that the adaptation of available commercial components to existing as well as to new military systems and applications offers two primary advantages over traditional military systems development and procurement cycles: (i) it has the potential to save significant amounts of time and expenditures in the area of research and development and (ii) as commercial product development and production cycles become shorter than their military equivalents, the adaptation of commercial technology to battlefield systems has the potential to shorten military product cycles.

MARKET OVERVIEW

     The Company believes that the market for military electronics and related equipment will be influenced by two primary factors:

     First, the nature of modern warfare dictates increasing reliance on timely and accurate battlefield information to ensure that increasingly costly assets are deployed efficiently and to minimize destruction of nonmilitary targets. In general, military engagements have evolved from large-scale undertakings, where numerical superiority was the key to dominance, to "surgical strikes" where the ability to observe and strike accurately and at will from afar has become a major means of both deterrence and loss minimization. Advancing technology has been a major factor in increasing the precision strike capability of the U.S. military and has increased the "per shot" cost of arms. These factors combine to produce a military, economic and political environment requiring increased weapons efficiency and accuracy. In addition, real time data is needed for in-theater evaluation, damage assessment and training, as well as to reduce and minimize incidents of U.S. casualties due to friendly fire.

     Second, it is often more cost-effective to refit and upgrade existing weapons platforms than to replace them. With the development and unit costs of new platforms increasing rapidly amid a political and economic environment demanding decreasing overall military expenditures, Congress and the military have delayed or canceled the implementation of many proposed weapons systems, opting instead to improve the performance, and extend the life, of existing weapons through improved battlefield intelligence and equipment enhancements. This increasing focus on cost efficiencies has manifested itself in the military's COTS program.


COMPANY ORGANIZATION AND PRODUCTS

     The Company is organized into three operating groups: ESG, EOSG and MTG. A description of the groups and their products follows below:

     ELECTRONIC SYSTEMS GROUP

     ESG consists of DRS Military Systems ("Military Systems"), located in Oakland, New Jersey, TAS, located in Gaithersburg, Maryland, Laurel, located in Johnstown, Pennsylvania, and DRS Medical Systems, located in Mahwah, New Jersey. Also, under the direction of TAS is the Technical Services Division ("TSD"), located in Virginia Beach, Virginia and San Diego, California.

     Military Systems designs, manufactures and markets signal processors and display workstations which are installed on naval ships for antisubmarine warfare ("ASW") purposes and in land-based surveillance systems used for underwater surveillance of harbors and coastal locations. These workstations receive signals from a variety of sonar-type sensors, processing the information and arranging it in a display format enabling operators to quickly interpret the data and inform command personnel of potential threats. Major product lines and contracts include:

     o AN/UYQ-65: The AN/UYQ-65 is the first COTS-based tactical workstation to be qualified by the U.S. Navy and was designed to comply with the stringent requirements of the Aegis (DDG-51) shipbuilding program. Replacing the sensor displays in the SQQ-89 ASW Combat Suite, it employs dual processors enabling simultaneous I/O and graphics processing. This new approach allows for required high bandwidth processing, while maintaining response times for opera tor/machine interfaces. The system architecture can be adapted to meet various interface, cooling, memory, storage and processing requirements.

     o AN/SQR-17A(V)3: The Mobile In-Shore Undersea Warfare (MIUW) system is deployed in land-based vans, utilizing sonobuoys and anchored passive detectors for harbor defense, coastal defense and amphibious operations surveillance, as well as to enhance drug interdiction efforts. This system currently is being procured for utilization in 22 field installations. Military Systems is under contract to provide various upgrades to these field installations.

     o AN/SQQ-TIA: This portable training system is used on board MIUW vans to simulate actual sonar signal processing sets currently used by the U.S. Navy and is employed primarily for Naval Reserve training.

     o Airborne Separation Video Systems ("ASVS"): In fiscal 1996, Military Systems was selected as the prime contractor on this tri-service (Army, Navy and Air Force) program to develop ASVS for the test and evaluation of weapons separation events on board various fixed- and rotary-wing military aircraft. The systems include an electronically-shuttered, fast-frame, high-resolution, digital imaging camera and a high-density, digital data storage device. Military Systems is also incorporating a color readiness capability and is miniaturizing the system's high-speed, electronic camera to assure compatibility with air platforms, such as the Air Force's F-16.

     TAS produces tactical (e.g., combat/attack) information systems and training systems. Major product lines and contracts include:

     o AN/UYQ-70: The AN/UYQ-70 is an advanced, open-architecture display system designed for widespread application through software modification, and is to be deployed on Aegis and other surface ships, submarines and airborne platforms. This system was developed for the U.S. Navy under subcontract with the Government Systems Group of Loral Corporation (currently, Lockheed- Martin Tactical Defense Systems). The AN/UYQ-70 is a self-contained, microprocessor-based unit complete with mainframe interface software offering advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard mainframe computer at approximately 25% of the cost of the older units. This program is currently in the production phase. Based upon the size of the naval surface fleet and the average number of workstations to be deployed on each ship, the Company believes that the potential market for this workstation product may be in excess of 5,000 units over the next decade.

     o Military Display Emulators: These workstations are functionally identical to existing U.S. Navy shipboard display consoles built to military specifications, but are manufactured using low cost COTS components suitable for land-based laboratory environments. These Military Display Emulators are used in U.S. Navy development, test and training sites as plug-compatible replacements for the more expensive shipboard qualified units. The Company is currently delivering these Military Display Emulators for use in the Aegis and other U.S. Navy programs.

     Laurel, which is 80% owned by DRS through a partnership with Laurel Technologies, Inc. formed in December 1993, functions as a cost efficient manufacturing facility and focuses on two areas. First, Laurel provides manufacturing and product integration services for Military Systems, TAS and Photronics Corp. ESG's workstation and simulator systems, among other products, are manufactured in this facility. In addition, in fiscal 1996, Laurel was awarded a subcontract to manufacture AN/UYQ-70 workstations for Lockheed-Martin Tactical Defense Systems. Second, Laurel manufactures complex cable and wire harness assemblies for large industrial customers that are involved in the military and commercial aerospace industry. These products are then installed by the customers in a wide variety of rotary-blade and fixed-wing aerial platforms.

     DRS Medical Systems is 90% owned by the Company through a partnership with Universal Sonics Corporation and was formed to develop, manufacture and market high-quality, low-cost medical ultrasound equipment. DRS Medical Systems currently manufactures ultrasound and sonographic systems principally for original equipment manufacturers.

     TSD performs field service and depot level repairs for ESG products, as well as other manufacturers' systems. Principal locations are in close proximity to U.S. Naval yards in Norfolk, Virginia and San Diego, California. Services, including equipment and field change installation, configuration audit, repair, testing and maintenance, are performed for the U.S. Navy and, to a lesser extent, commercial customers. TSD also has performed work for foreign navies, including those of Australia, the Republic of China, Egypt, Turkey and Greece.


     ELECTRO-OPTICAL SYSTEMS GROUP

     EOSG consists of Photronics Corp. ("Photronics"), located in Hauppauge, New York and OMI located in Palm Bay, Florida.

      Photronics produces boresighting equipment used to align and harmonize the navigation, targeting, and weapons systems on rotary- and fixed-wing aircraft and armored vehicles. Multiple Platform Boresighting Equipment (MPBE) is Photronics' main product line. These products can be used on both rotary- and fixed-wing aircraft, as well as on armored vehicles. MPBE currently is used on the Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters and on the Air Force's AC-130 Spectre gunship, the Company's first award for this equipment involving fixed-wing aircraft. Proposals have been submitted to employ the system on the F-15 fighter. This technology is proprietary to the Company.

     Until the latter part of fiscal 1996, Photronics also produced electro-optical components used in Sidewinder, Stinger and new generation air-to-air and surface-to-air missiles in its Hauppauge facility. In order to reduce its production costs, Photronics consolidated its missile component manufacturing operations to OMI's new facility in Palm Bay, Florida. In addition, the move created space for the expansion of Photronics' MPBE programs in Hauppauge.

     OMI designs and manufactures electro-optical targeting and sighting systems and missile components. Major product programs at OMI include:

     o Night Vision Binoculars: OMI is currently under contract to develop and manufacture 1,182 units for the Israeli military. The Night Vision Binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser rangefinder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. The Night Vision Binocular displays range and azimuth data in the soldier's eyepieces, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

     o Gunners Auxiliary Sight: This is an electro-optical device used as a primary or backup sight on M-1 Abrams battle tanks and contains a very sophisticated electro-optical train and a laser protective filter. OMI has produced more than 2,000 of these instruments and continues to operate as a repair and retrofit facility for the M-1A2 upgrade program, which will continue through 1997, with options through 1999.

     o TOW Optical Sight: OMI is currently the only U.S. qualified producer of this device. This complex electro-optical system is the main component of the U.S.'s premier antitank weapons system.

     o TOW Traversing Unit: This unit provides target tracking accuracy for the TOW antitank weapon, acting as the mount for the TOW Optical Sight and the associated missile launch tube. OMI is currently the only qualified manufacturer of this tightly toleranced assembly, and is currently working on modification and retrofit programs. OMI has also been contracted to modify a version for use by an overseas customer.

     o Improved TOW Acquisition System: Working with the primary contractor for the TOW sighting system, this antitank system was developed for the U.S. Army's HMVE vehicle.

     o Day/Night Tank Sighting System: This system was developed in concert with a major primary contractor. OMI is a major subcontractor, currently supplying three of the major assemblies.

     o Eyesafe Laser Rangefinder: OMI competed against the U.S. Army's historical primary laser supplier for this contract and was awarded an initial contract for preproduction units.

     o Missile Components: The components originally consisted of primary mirrors used in the nose-mounted infrared seeker of Sidewinder and Stinger missiles. Development efforts have resulted in the ability to provide increased content to include the secondary, tertiary and fold mirrors, housing and nose dome. The Company is currently under contract to produce infrared components and subassemblies on many of the next-generation infrared missile systems.

     MEDIA TECHNOLOGIES GROUP

     MTG consists of Precision Echo, Inc. ("PE"), located in Santa Clara, California, Ahead and CMC, located in San Jose, California and MEC, located in Golden Valley, Minnesota.

     PE manufactures a variety of digital and analog recording systems utilized for military applications including reconnaissance, ASW and other information warfare data storage requirements and is a predominant U.S. manufacturer of 8 millimeter military recorders supplied to the U.S. armed forces. PE's products include:

     o AN/USH-42: This system was developed originally for deployment in the U.S. Navy's A-6E aircraft. PE is currently under contract to modify the USH-42 for use on the Navy's S-3B ASW aircraft to record radar, infrared, data bus, navigation and voice data.

     o WRR-818: This ruggedized video recorder has been selected for use in U.S. F/A-18 aircraft and several foreign military aircraft. It also has been selected by the U.S. Army for use in its Kiowa Warrior reconnaissance helicopters. A similar recorder, the WRR-812, has been adapted for use in the Canadian Army's light armored reconnaissance vehicles. These recorders provide a high-resolution video record of missing data, operators' displays and external imagery.

     o AN/AQH-9 and AN/AQH-12: These products are high quality helicopter mission recording systems utilized to record sonar and mine hunting information and other intelligence data.

     Ahead manufactures burnish, glide and test heads used in the production of computer disk drives. These consumable products are used by many U.S. disk drive manufacturers to hone the surface and ensure the quality of magnetic disks used in computer hard drives. Customers include most major computer disc drive manufacturers.

     CMC manufactures and refurbishes commercial video recording products for broadcasters operating worldwide. CMC can refurbish pre-1993 head assemblies located on these machines at a significant cost savings compared to replacement. CMC is developing, in conjunction with Ahead, the ability to refurbish post-1993 recorders used by its customer base. Ahead also has the capability to manufacture recording heads for CMC. In order to foster operational synergies and to allow space for growth, Ahead and CMC moved into a new joint facility in fiscal 1996.

     MEC designs, manufactures and refurbishes magnetic broadcast audio heads, magnetic flight recorder heads and magnetic strip card readers for the U.S. Government, defense and commercial markets.

CUSTOMERS

     A significant portion of the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. Approximately 78%, 84% and 94% of total consolidated revenues for fiscal 1996, 1995 and 1994, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies. See "Export Sales" below for information concerning sales to foreign governments.

BACKLOG

     The following table sets forth the Company's backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated:

                                 March 31,      March 31,     March 31,
                                   1996          1995           1995
                              -------------  -------------  -------------
Government Products:
      U.S. Government.......   $120,000,000   $115,200,000   $123,700,000
      Foreign Government....     21,200,000      8,600,000      5,800,000
                               ------------   ------------   ------------
                                141,200,000    123,800,000    129,500,000
Commercial Products.........      4,400,000      2,200,000      5,100,000
                               ------------   ------------   ------------
                               $145,600,000   $126,000,000   $134,600,000
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

     At March 31, 1996, the Company's backlog of orders was approximately $145.6 million compared with $126.0 million at March 31, 1995. The increase in backlog for the fiscal year was due to the net effect of bookings, partially offset by revenues, and the addition of approximately $17 million of backlog from the OMI asset acquisition. New contract awards of approximately $104.3 million were booked during the fiscal year ended March 31, 1996.

     Approximately 60% of the backlog at March 31, 1996 is expected to result in revenues during the fiscal year ending March 31, 1997.

RESEARCH AND DEVELOPMENT

     The military electronics industry is subject to rapid technological changes, and the Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, the Company's technological expertise has been an important factor in its growth. A portion of its research and development activities has taken place in connection with customer-sponsored research and development contracts. All such customer-sponsored activities are the result of contracts directly or indirectly with the U.S. Government. The Company also invests in Company-sponsored research and development. Such expenditures were $600,000, $800,000 and $500,000 for fiscal 1996, 1995 and
1994, respectively. Revenues recorded by the Company for customer-sponsored research and development were $12,100,000, $18,800,000 and $27,500,000 for fiscal 1996, 1995 and 1994, respectively.

CONTRACTS

     The Company's contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. Because of their inherent uncertainties and consequent cost overruns, development contracts historically have been less profitable than production contracts.

     Fixed-price contracts may provide for a firm-fixed-price or they may be fixed-price-incentive contracts. Under the firm-fixed-price contracts, the Company agrees to perform for an agreed-upon price and, accordingly, derives benefits from cost savings, but bears the entire risk of cost overruns. Under the fixed-price-incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and the Company. However, if actual costs under such a contract exceed estimated costs, excess costs are apportioned between the customer and the Company up to a ceiling. The Company bears all costs that exceed the ceiling.

     Cost-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Unlike fixed-price contracts in which the Company is committed to deliver without regard to performance cost, cost-type contracts normally obligate the Company to use its best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. Government procurement regulations mandate lower profits for cost-type contracts because of the Company's reduced risk. Under cost-plus-incentive-fee contracts, the incentive may be based on cost or performance. When the incentive is based on cost, the contract specifies that the Company is reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee and adjustment formula are agreed upon when the contract is negotiated. In the case of performance-based incentives, the Company is reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, incentive contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, the Company is reimbursed for costs and receives a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits.

     The percentages of revenues during fiscal 1996, 1995 and 1994 attributable to the Company's contracts by contract type were as follows:

                                   Year Ended March 31,
                              ----------------------------
                              1996        1995        1994
                              ----        ----        ----
Firm-fixed-price ...........  87%         74%         65%

Fixed-price-incentive ......   -           -           1%

Cost-plus-incentive-fee ....   -           6%         17%

Cost-plus-fixed-fee ........  13%         20%         17%


     The increased percentage and continued predominance of fixed-price contracts is reflective of the fact that production contracts comprise a significant portion of the Company's U.S. Government contract portfolio.

      The Company negotiates for, and generally receives, progress payments from its customers of between 80-100% of allowable costs incurred on the previously described contracts. Included in its reported revenues are certain amounts which the Company has not billed to customers. These amounts, approximately $8.7 million, $7.9 million and $5.9 million as of March 31, 1996, 1995 and 1994, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations ("FAR"), incorporated by reference in U.S. Government contracts, provide that Company-sponsored research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, have been excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include Company-sponsored research and development costs) of $9.9 million and $6.6 million at March 31, 1996 and 1995, respectively.

     All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the foreign government.

COMPETITION

     The military electronics defense industry is characterized by rapid technological change. The Company's products are sold in markets containing a number of competitors which are substantially larger than the Company, devote substantially greater resources to research and development and generally have greater financial resources. Certain of such competitors are also suppliers to the Company. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. The Company believes that it competes on the basis of the performance of its products, its reputation for prompt and responsive contract performance, and its accumulated technical knowledge and expertise. The Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields.

     In the military sector, the Company competes with many first- and second-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, there has been an increase in the number of consolidations and mergers of defense suppliers, and this trend is expected to continue. As the industry consolidates, the large (first-tier) defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic second- and third-tier suppliers, and in the process are becoming oriented more toward system integration and assembly.


PATENTS

     The Company has patents on many of its recording products and certain commercial products. The Company does not believe patent protection to be significant to its current operations; however, future programs may generate the need for patent protection. Similarly, the Company and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing process for its products, excluding optical products, consists primarily of the assembly of purchased components and testing of the product at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors and insulated wire and cables. In addition, many of the Company's products use machined castings and housings, motors and recording and reproducing heads. Many of the purchased components are fabricated to Company designs and specifications. The manufacturing process for the Company's optics products includes the grinding, polishing and coating of various optical materials and machining of metal components.

     Although materials and purchased components generally are available from a number of different suppliers, several suppliers are the Company's sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. The Company has not experienced significant production delays attributable to supply shortages, but occasionally experiences procurement problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to the Company's optical products, certain exotic materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.


EXPORT SALES

     The Company currently sells several of its products and services in the international marketplace to countries such as Canada, Germany, Australia and the Republic of China. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. The Company's foreign contracts are generally payable in United States dollars.

Executive Officers of the Registrant

     The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below:


NAME                         POSITIONS WITH THE COMPANY                                       AGE
- ----                         --------------------------                                       ---
Mark S. Newman.............. Chairman of the Board, President, Chief Executive Officer        46
                             and Director

Nancy R. Pitek.............. Vice President, Finance, Treasurer and Secretary                  39

Paul G. Casner, Jr.......... Vice President; President of DRS Electronic Systems Group         58

Stuart F. Platt............. Vice President and Director; President of DRS Media               62
                             Technologies Group

Richard Ross............... Vice President; President of DRS Electro-Optical Systems           41
                            Group

     Mark S. Newman has been employed by the Company since 1973, was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of the Company in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of the Company and in August 1995 became Chairman of the Board.

     Nancy R. Pitek joined the Company in 1984 as Manager of Accounting. She became Assistant Controller in 1985 and Director of Internal Audit in 1988. Ms. Pitek became Director of Corporate Finance in 1990 and Controller in 1993. In May 1994, she was appointed to the position of Treasurer and in August 1995 became Secretary. Ms. Pitek was named Vice President, Finance in May 1996.

     Paul G. Casner, Jr. joined the Company in 1993 as President of TAS. In 1994, he also became President of DRS Electronic Systems Group and a Vice President of the Company. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management. He was the president of TAS prior to its acquisition by the Company.

     Stuart F. Platt has been a Director of the Company since 1991 and became the President of Precision Echo in July 1992. He was named Vice President of the Company in May 1994. Rear Admiral Platt also serves as President of DRS Media Technologies Group. He is a co-founder and director of FPBSM Industries, Inc., a holding company and management consulting firm for defense, aerospace and other technology-based companies. He also serves as director for Harding Associates, Inc. None of these companies is a parent, subsidiary or affiliate of the Company. Rear Admiral Platt held various positions as a military officer in the Department of the Navy, retiring as Competition Advocate General of the Navy in 1986.

     Richard Ross was employed by the Company as Assistant Vice President and Director of Sales in 1986 and Assistant Vice President, Corporate Development in 1987. In 1988, he became Vice President of the Company, and in 1990, he became President of Photronics. Mr. Ross also serves as President of the DRS Electro-Optical Systems Group.

Employees

     As of March 31, 1996, the Company employed 809 employees. None of the Company's employees are represented by labor unions, and the Company has experienced no work stoppages.

     There is a continuing demand for qualified technical personnel, and the Company believes that its future growth and success will depend upon its ability to attract, train and retain such personnel.

Item 2. Properties

     The Company leases approximately 6,000 square feet of office space for its corporate headquarters in an office building at 5 Sylvan Way, Parsippany, New Jersey under a lease that expires in fiscal 2001. The Company leases approximately 25,000 square feet of space for administrative and engineering facilities at 138 Bauer Drive, Oakland, New Jersey. The Company leases the Oakland building from LDR Realty Co., a partnership wholly-owned by Leonard Newman and David E. Gross, co-founders and former executive officers of the Company, under a lease which expires in fiscal 1999. The Company believes that this lease was consummated on terms no less favorable than those that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arms-length basis.

     TAS leases 40,000 square feet in a building at 200 Professional Drive, Gaithersburg, Maryland that houses its executive offices and principal engineering and manufacturing facilities under a lease which expires in fiscal 2000. It also conducts field service operations from locations in Virginia Beach and Chesapeake, Virginia and National City, California. These leased facilities, comprising approximately 15,000 square feet and 1,500 square feet, respectively, are covered by leases, which, with respect to the Virginia location, expires in fiscal 1997, and for the California location, expires in fiscal 1999.

     Laurel's manufacturing facilities and administrative offices are located in a 38,000 square foot building at 423 Walters Avenue in Johnstown, Pennsylvania. The lease for this facility expires in fiscal 1999. DRS Medical Systems operates from an 8,400 square foot facility in Mahwah, New Jersey, under a month-to-month lease expiring in April 1997. The Company also leases approximately 2,000 square feet of office space in Arlington, Virginia under a lease which expires in fiscal 1998.

     Photronics Corp.'s principal facilities are located in a 45,000 square foot building at 270 Motor Parkway, Hauppauge, New York. The building, which is owned by the Company, was built in 1983. See Note 10 of Notes to Consolidated Financial Statements. OMI leases approximately 54,000 square feet in a building at 2330 Commerce Park Drive, Palm Bay, Florida, for its operations and administration offices. The related leases expire in fiscal 2006.

     Precision Echo's engineering and principal operations are located in a 55,000 square foot building at 3105 Patrick Henry Drive, Santa Clara, California, under a lease which expires in fiscal 2001. The operations of CMC and Ahead recently have been consolidated and relocated to a new facility in San Jose, California, comprising 32,000 square feet pursuant to a five year lease expiring in fiscal 2001. MEC operates from a 7,000 square foot leased facility in Golden Valley, Minnesota. This lease expires in January 1997.

Environmental Protection

     The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment or otherwise protect the environment. Such compliance has been achieved without material effect on the Company's earnings or competitive position.

Item 3. Legal Proceedings

     The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     On February 7, 1996, the Board of Directors of the Company approved and recommended for submission to the stockholders of the Company by a majority vote the consideration and approval of an Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which amended and restated the Company's certificate to (i) effect a reclassification (the "Reclassification") of each share of Class A Common Stock, $.01 par value per share, and each share of Class B Common Stock, $.01 par value per share, into one share of Common Stock, $.01 par value per share, of the Company, (ii) provide that action by the stockholders may be taken only at a duly called annual or special meeting and not by written consent, and (iii) provide that the stockholders of the Company would have the right to make, adopt, alter, amend, change or repeal the by-laws of the Company only upon the affirmative vote of not less than 66 2/3% of the outstanding capital stock of the Company entitled to vote thereon. On March 26, 1996, the stockholders approved the Restated Certificate. The Restated Certificate was filed with the Secretary of State of the State of Delaware and became effective on April 1, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company has not paid any cash dividends since 1976. The Company intends to retain future earnings for use in its business and does not expect to declare cash dividends in the foreseeable future on the Common Stock. The indentures relating to the Company's 8 1/2% Convertible Subordinated Debentures and 9% Senior Subordinated Convertible Debentures limit the Company's ability to pay dividends or make other distributions on its Common Stock. See Note 6 of Notes to Consolidated Financial Statements for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of any future dividends will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference herein to page 19 of the Diagnostic/Retrieval Systems, Inc. 1996 Annual Report (for the fiscal year ended March 31, 1996).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated by reference herein to pages 20 through 23 of the Diagnostic/Retrieval Systems, Inc. 1996 Annual Report (for the fiscal year ended March 31, 1996).

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference herein to pages 24 through 39 of the Diagnostic/Retrieval Systems, Inc. 1996 Annual Report (for the fiscal year ended March 31, 1996).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     The information required by this Part is incorporated herein by reference to the Definitive Proxy Statement of the Company, dated June 28, 1996, for the 1996 Annual Meeting of Stockholders. Reference is also made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report

     1.   Financial Statements

          The following financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries have been incorporated by reference to the Diagnostic/Retrieval Systems, Inc. 1996 Annual Report (for the fiscal year ended March 31, 1996), pursuant to Item 8 of this report:

                                                                   1996 Annual
                                                                  Report Page(s)
                                                                  --------------
                  Independent Auditors' Report .......................    39

                  Consolidated Balance Sheets --

                  March 31, 1996 and 1995 ............................    24

                  Consolidated Statements of Earnings --
                  Years Ended March 31, 1996, 1995 and 1994 ..........    25

                  Consolidated Statements of Stockholders' Equity --
                  Years Ended March 31, 1996, 1995 and 1994 ..........    25

                  Consolidated Statements of Cash Flows --
                  Years Ended March 31, 1996, 1995 and 1994 ..........    26

                  Notes to Consolidated Financial Statements .........  27-38

     2.   Financial Statement Schedules

          See Appendix A hereto.

     3.   Exhibits

          Incorporated by reference to the Exhibit Index at the end of this report.

(b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the fiscal quarter ended March 31, 1996:

     Form 8-K, Amendment No. 2, dated February 6, 1996, File No. 1-8533, containing Item 7(a).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996                     /s/ MARK S. NEWMAN
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
/s/ MARK S. NEWMAN                      Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

/s/ NANCY R. PITEK                      Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

/s/ STUART F. PLATT                     Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

/s/ THEODORE COHN                       Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

/s/ DONALD C. FRASER                    Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

/s/ MARK N. KAPLAN                      Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

/s/ LEONARD NEWMAN                      Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

                                        Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.

Dated: June 28, 1996
                                         ------------------
                                         Mark S. Newman, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
- ---------                                   -----                                      ----
                                        Chairman of the Board, President,           June 28, 1996
- ------------------------------------    Chief Executive Officer and Director
Mark S. Newman

                                        Vice President, Finance,                    June 28, 1996
- ------------------------------------    Treasurer and Secretary
Nancy R. Pitek

                                        Vice President, President of DRS Media      June 28, 1996
- ------------------------------------    Technologies Group and Director
Stuart F. Platt

                                        Director                                    June 28, 1996
- ------------------------------------
Theodore Cohn

                                        Director                                    June 28, 1996
- ------------------------------------
Donald C. Fraser

                                        Director                                    June 28, 1996
- ------------------------------------
Mark N. Kaplan

                                        Director                                    June 28, 1996
- ------------------------------------
Leonard Newman

/s/ JACK RACHLEFF                       Director                                    June 28, 1996
- ------------------------------------
Jack Rachleff


                                             DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                               Schedule II. Valuation and Qualifying Accounts
                                                  Years Ended March 31, 1996, 1995 and 1994

- ---------------------------------------------------------------------------------------------------------------------
        Col. A                   Col. B               Col. C                       Col. D                Col. E
- ---------------------------------------------------------------------------------------------------------------------
        Description             Balance at        Additions (a)                 Deductions (b)             Balance at
                               Beginning of ------------------------    ----------------------------         End of
                                 Period        (1)           (2)            (1)                              Period
                                            Charged to    Charged to    Credited to       Credited to
                                            Costs and       Other        Costs and          Other
                                             Expenses      Accounts-      Expenses         Accounts-
                                                           Describe                        Describe
- -----------------------------------------   -------------------------------------------------------------------------

Inventory Reserve
Year ended March 31, 1996 ..   $1,400,000   $  670,000   $    --         $    8,000       $  993,000 (c)   $1,069,000
Year ended March 31, 1995 ..   $2,409,000   $  439,000   $    --         $   83,000 (d)   $1,365,000 (c)   $1,400,000
Year ended March 31, 1994 ..   $2,620,000   $  674,000   $    --         $  885,000 (e)   $     --         $2,409,000

Losses & Future Costs
Accrued on Uncompleted
Contracts
Year ended March 31, 1996 ..   $4,555,000   $2,026,000   $ 353,000 (c)   $  945,000       $2,139,000 (c)   $3,850,000
Year ended March 31, 1995 ..   $3,214,000   $2,168,000   $    --         $  291,000       $  536,000 (c)   $4,555,000
Year ended March 31, 1994 ..   $3,722,000   $1,735,000   $ 254,000 (g)   $2,497,000 (f)   $     --         $3,214,000

Other
Year ended March 31, 1996 ..   $  290,000   $     --     $    --         $  290,000       $     --         $        0
Year ended March 31, 1995 ..   $  290,000   $     --     $    --         $     --         $     --         $  290,000
Year ended March 31, 1994 ..   $  290,000   $     --     $    --         $     --         $     --         $  290,000


(a) Represents, on a full-year basis, net credits to reserve accounts.
(b) Represents, on a full-year basis, net charges to reserve accounts.
(c) Represents amounts reclassified and credited to related asset accounts.
(d) Represents amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.
(e) Includes $801,000 representing amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.
(f) Includes $2,302,000 representing amounts credited to costs and expenses associated with the corresponding write-off of related inventory costs.
(g) Includes an increase to reserves of $111,000 as a result of business combinations and a charge of $143,000 to revenues.

                                  EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*)are filed herewith. Certain of the following exhibits, designated with a "P", are being filed on paper, pursuant to a hardship exemption under Rule 202 of Regulation S-T. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.


  Exhibit                                                            Page No.
    No.                        Description                      Of Paper Filing
    ---                        -----------                      ---------------
    3.1 - Restated Certificate of Incorporation of the Company [Registration Statement No. 2-
                   70062-NY, Amendment No. 1, Exhibit 2(a)]

    3.2 - Certificate of Amendment of the Restated Certificate of Incorporation of the Compa-ny, as filed July 7, 1983 [Registration Statement on Form 8-A of the Company, dat-ed July 13, 1983, Exhibit 2.2]

    3.3 - Composite copy of the Restated Certificate of Incorporation of the Company, as amend-ed [Registration Statement No. 2-85238,
                   Exhibit 3.3]

    3.4 - Amended and Restated Certificate of Incor-poration of the Company, as filed April 1, 1996 [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 3.4]

    3.5 - By-laws of the Company, as amended to No-vember 7, 1994 [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533,
                   Exhibit 3.4]

    3.6 - Certificate of Amendment of the Certifi-cate of Incorporation of Precision Echo Acquisition Corp., as filed March 10, 1995 [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 3.5]

    3.7 - Form of Advance Notice By-Laws of the Com-pany [Form 10-Q, quarter ended December
                   31, 1995, File No. 1-8533, Exhibit 3]

    3.8 - Amended and Restated By-Laws of the Compa-ny, as of April 1, 1996 [Registration
                   Statement No. 33-64641, Post-Effective
                   Amendment No. 1, Exhibit 3.8]

    4.1 - Indenture, dated as of September 22, 1995, between the Company and The Trust Company of New Jersey, as Trustee, in respect of the Company's 9% Senior Subordinated Con-vertible Debentures Due 2003 [Registration Statement No.33-64641, Amendment No. 1,
                   Exhibit 4.1]

    4.2 - Form of 9% Senior Subordinated Convertible Debenture Due 2003 (included as part of
                   Exhibit 4.1)[Registration Statement No.33-
                   64641, Amendment No. 1, Exhibit 4.2]

    4.3 - Registration Rights Agreement, dated as of September 22, 1995 between the Company and Forum Capital Markets L.P.[Registration Statement No.33-64641, Amendment No. 1,
                   Exhibit 4.3]

    4.4 - Indenture, dated as of August 1, 1983, between the Company and Bankers Trust Com-pany, as Trustee [Form 10-Q, quarter ended September 30, 1983, File No. 1-8533, Ex-hibit 4.2]

    4.5 - Indenture of Trust, dated December 1, 1991, among Suffolk County Industrial De-velopment Agency, Manufacturers and Trad-ers Trust Company, as Trustee and certain bondholders [Form 10-K, fiscal year ended March 31, 1992, File No. 1-8533, Exhibit 4.2]

    4.6 - Reimbursement Agreement, dated December 1, 1991, among Photronics Corp., the Company and Morgan Guaranty Trust Company of New York [Form 10-K, fiscal year ended March 31, 1992, File No. 1-8533, Exhibit 4.3]

    4.7 - Registration Rights Agreement, dated as of March 27, 1996, by and between the Company and Palisade Capital Management L.L.C., acting as investment adviser to the ac-counts named therein [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 4.7]

    4.8 - First Supplemental Indenture, dated as of April 1, 1996, to Indenture, dated as of September 22, 1995, between the Company and The Trust Company of New Jersey, as Trustee [Registration Statement No. 33-64641, Post-Effective Amendment No. 1,
                   Exhibit 4.8]

    4.9 - First Supplemental Indenture, dated as of April 1, 1996, to Indenture, dated as of August 1, 1983, between the Company and Bankers Trust Company, as Trustee [Registration Statement No. 33-04929,
                   Exhibit 4.9]

   10.1 - Stock Purchase Agreement, dated as of Au-gust 6, 1993, among TAS Acquisition Corp., Technology Applications and Service Compa-ny, Paul G. Casner, Jr. and Terrence L. DeRosa [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit
                   6(a)(1)]

   10.2 - Waiver Letter, dated as of September 30, 1993, among TAS Acquisition Corp., Tech-nology Applications and Service Company, Paul G. Casner, Jr. and Terrence L. DeRosa [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(2)]

   10.3 - Joint Venture Agreement, dated as of No-vember 3, 1993, by and between DRS Systems Management Corporation and Laurel Technol-ogies, Inc. [Form 10-Q, quarter ended De-cember 31, 1993, File No. 1-8533, Exhibit 6(a)(3)]

   10.4 - Waiver Letter, dated as of December 13, 1993, by and between DRS Systems Manage-ment Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit
                   6(a)(4)]

   10.5 - Partnership Agreement, dated December 13, 1993, by and between DRS Systems Manage-ment Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit
                   6(a)(5)]

   10.6 -          Lease, dated June 28, 1979, between the
                   Company and J.L. Williams & Co., Inc.
                   ("Williams") [Registration Statement No.
                   2-70062-NY, Exhibit 9(b)(4)(i)]

   10.7 -          Lease, dated as of June 1, 1983, between
                   LDR Realty Co. and the Company [Form 10-K, fiscal year ended March 31, 1984, File No.
                   1-8533, Exhibit 10.7]

   10.8 -          Renegotiated Lease, dated June 1, 1988,
                   between LDR Realty Co. and the Company
                   [Form 10-K, fiscal year ended March 31,
                   1989, File No. 1-8533, Exhibit 10.8]

   10.9 - Lease, dated July 20, 1988, between Preci-sion Echo, Inc. and Bay 511 Corporation [Form 10-K, fiscal year ended March 31, 1991, File No. 1-8533, Exhibit 10.9]

   10.10- Amendment to Lease, dated July 1, 1993, between Precision Echo, Inc. and Bay 511 Corporation [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.12]

   10.11-          Second Amendment to Lease, dated October
                   17, 1995 between Precision Echo, Inc. and
                   Bay 511 Corporation [Registration
                   Statement No.33-64641, Amendment No. 1,
                   Exhibit 10.11]

   10.12- Lease Modification Agreement, dated Febru-ary 22, 1994, between Technology Applica-tions and Service Company and Atlantic Real Estate Partners II [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.13]

   10.13- Amendment to Lease Modification, dated June 1, 1994, between Technology Applica-tions and Service Company and Atlantic Estate Partners II [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533,
                   Exhibit 10.11]

   10.14- Triple Net Lease, dated October 22, 1991, between Technology Applications and Ser-vice Company and Marvin S. Friedberg [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.14]

   10.15- Lease, dated November 10, 1993, between DRS Systems Management Corp. and Skateland Roller Rink, Inc. [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
                   Exhibit 10.17]

   10.16- Lease, dated March 23, 1992, between Ahead Technology Corporation and Vasona Business Park [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.15]

   10.17-          Amendment to Lease, dated May 21, 1992,
                   between Ahead Technology Corporation and
                   Vasona Business Park [Form 10-K, fiscal
                   year ended March 31, 1995, File No. 1-
                   8533, Exhibit 10.16]

   10.18- Revision to Lease Modification, dated Au-gust 25, 1992, between Ahead Technology Corporation and Vasona Business Park [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.17]

   10.19-          Lease, dated January 13, 1995, between the
                   Company and Sammis New Jersey Associates
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No.-8533, Exhibit 10.18]

  *10.20- Lease, dated April 3, 1996, by and between the Company and Los Alamos Economic
                   Development Corporation

   10.21-          1991 Stock Option Plan of the Company
                   [Registration Statement No. 33-42886, Ex-hibit 28.1]

   10.22-          Contract No. N00024-92-C-6102, dated Sep-
                   tember 28, 1992, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.45]

   10.23- Modification No. P00005, dated August 24, 1994, to Contract No. N00024-92-C-6102
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No. 1-8533, Exhibit 10.22]

   10.24-          Modification No. P00006, dated September
                   7, 1994, to Contract No. N00024-92-C6102
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No. 1-8533, Exhibit 10.23]

   10.25- Contract No. N00024-92-C-6308, dated April 1, 1992, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.46]

   10.26-          Modification No. P00001, dated July 30,
                   1992, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1993, File No. 1-8533, Exhibit 10.47]

   10.27- Modification No. P00002, dated September 25, 1992, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1993, File No. 1-8533, Exhibit 10.48]

   10.28- Modification No. P00003, dated October 22, 1992, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1993, File No. 1-8533, Exhibit 10.49]

   10.29- Modification No. P00004, dated February 24, 1993, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1993, File No. 1-8533, Exhibit 10.50]

   10.30-          Modification No. P00005, dated June 11,
                   1993, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.26]

   10.31-          Modification No. P00006, dated March 26,
                   1993, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1993, File No. 1-8533, Exhibit 10.51]

   10.32-          Modification No. P00007, dated May 3,
                   1993, to Contract No. N00024-92-C-6308
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.28]

   10.33-          Modification No. PZ0008, dated June 11,
                   1993, to Contract No. N00024-92-C-6302
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.29]

   10.34-          Contract No. N39998-94-C-2228, dated No-
                   vember 30, 1993, between the Company and the Navy [Form 10-K, fiscal year ended
                   March 31, 1994, File No. 1-8533, Exhibit
                   10.30]

   10.35- Order No. 87KA-SG-51484, dated December 10, 1993, under Contract No. N00024-93-G-
                   6336, between the Company and Westinghouse
                   Electric Corporation Oceanic Division
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.31]

   10.36-          Purchase Order Change Notice Order No.
                   87KA-SX-51484-P, dated April 21, 1994,
                   under Contract No. N00024-93-G-6336, be-tween the Company and Westinghouse Elec-tric Corporation Oceanic Division [Form
                   10-K, fiscal year ended March 31, 1995,
                   File No. 1-8533, Exhibit 10.35]

   10.37- Letter Subcontract No. 483901(L), dated February 18, 1994, under Contract No. N00024-94-D-5204, between the Company and Unisys Government Systems Group [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.32]

   10.38- Subcontract No. 483901(D), dated June 24, 1994, under Contract No. N00024-94-D-5204, between the Company and Unisys Corporation
                   Government Systems Group [Form 10-K, fis-cal year ended March 31, 1995, File No. 1-8533, Exhibit 10.37]

   10.39- Contract No. N00019-90-G-0051, dated March 1, 1990, between Precision Echo, Inc. and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.35]

   10.40-          Amendment 1A, dated February 26, 1992, to
                   Contract No. N00019-90-G-0051 [Form 10-K,
                   fiscal year ended March 31, 1994, File No.
                   1-8533, Exhibit 10.36]

   10.41-          Amendment 1B, dated April 23, 1993, to
                   Contract No. N00019-90-G-0051 [Form 10-K,
                   fiscal year ended March 31, 1994, File No.
                   1-8533, Exhibit 10.37]

   10.42-          Contract No. N00019-93-C-0041, dated Janu-
                   ary 29, 1993, between Photronics Corp. and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533, Exhibit 10.54]

   10.43-          Modification No. P00001, dated March 29,
                   1993, to Contract No. N00019-93-C-0041
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.39]

   10.44- Modification No. PZ0002, dated November 12, 1993, to Contract No. N00019-93-C-0041
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.40]

   10.45- Modification No. P00003, dated February 1, 1994, to Contract No. N00019-93-C-0041
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.41]

   10.46-          Modification No. P00004, dated January 29,
                   1993, to Contract No. N00019-93-C-0041
                   [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.46]

   10.47-          Modification No. P00005, dated January 29,
                   1993, to Contract No. N00019-93-C-0041
                   [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.47]

  P10.48-          Modification No. P00006, dated March 20,
                   1996, to Contract No. N00019-93-C-0041

   10.49-          Contract No. N00019-93-C-0202, dated Au-
                   gust 30, 1993, between Photronics Corp.
                   and the Navy [Form 10-K, fiscal year ended
                   March 31, 1994, File No. 1-8533, Exhibit
                   10.42]

   10.50-          Modification No. P00001, dated March 30,
                   1994, to Contract No. N00019-93-C-0202
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.43]

   10.51-          Modification No. P00002, dated April 29,
                   1994, to Contract No. N00019-93-C-0202
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.44]
   10.52-          Modification No. P00003, dated August 9,
                   1994, to Contract No. N00019-93-C-0202
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No. 1-8533, Exhibit 10.55]

   10.53-          Modification No. P00004, dated March 30,
                   1994, to Contract No. N00019-93-C-0202
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No. 1-8533, Exhibit 10.56]

   10.54-          Modification No. P00005, dated August 30,
                   1993, to Contract No. N00019-93-C-0202
                   [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.53]

   10.55-          Modification No. P00006, dated August 30,
                   1993, to Contract No. N00019-93-C-0202
                   [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.54]

   10.56-          Contract No. N00024-93-C-5204, dated No-
                   vember 18, 1992, between Technology Appli-cations and Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.53]

   10.57-          Modification No. P00001, dated May 6,
                   1993, to Contract No. N00024-93-C-5204
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.54]

   10.58- Modification No. P00002, dated August 24, 1993, to Contract No. N00024-93-C-5204
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.55]

   10.59- Modification No. PZ0003, dated September 30, 1993, to Contract No. N00024-93-C-5204
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.56]

   10.60-          Contract No. N00174-94-D-0006, dated Feb-
                   ruary 17, 1994, between Technology Appli-cations & Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.57]

   10.61-          Modification No. P00001, dated March 7,
                   1994, to Contract No. N00174-94-D-0006
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.58]

   10.62-          Modification No. P00003, dated May 19,
                   1994, to Contract No. N00174-94-D-0006
                   [Form 10-K, fiscal year ended March 31,
                   1994, File No. 1-8533, Exhibit 10.59]

   10.63- Purchase Order No. 2285, dated June 6, 1994, between Photronics Corp. and Inter-national Precision Products N.V. [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.73]

  P10.64- Amendment No. 1, dated January 30, 1996, to Purchase Order No. 2285

   10.65- Purchase Order No. 2286, dated June 6, 1994, between Photronics Corp. and Inter-national Precision Products N.V. [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.75]

   10.66- Purchaser Order No. CN74325, dated Decem-ber 14, 1994, between Precision Echo and Lockheed Aeronautical Systems Company [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.76]

   10.67- Amendment, dated February 14, 1995, to Purchase Order No. CN74325, between Preci-sion Echo and Lockheed Aeronautical Sys-tems Company [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.67]

   10.68- Amendment, dated April 4, 1995, to Pur-chase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.68]

   10.69- Amendment, dated June 20, 1995, to Pur-chase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.69]

   10.70- Amendment, dated September 28, 1995, to Purchase Order No. CN74325, between Preci - sion Echo and Lockheed Aeronautical Sys-tems Company [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.70]

   10.71- Amendment, dated November 7, 1995, to Pur-chase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.71]

   10.72-          Contract No. N39998-94-C-2239, dated July
                   26, 1993, between the Company and the Navy
                   [Form 10-K, fiscal year ended March 31,
                   1995, File No. 1-8533, Exhibit 10.77]

   10.73-          Contract No. N00019-95-C-0057, dated De-
                   cember 16, 1994, between Precision Echo,
                   Inc. and Naval Air Systems Command [Form
                   10-K, fiscal year ended March 31, 1995,
                   File No. 1-8533, Exhibit 10.78]

   10.74- Employment, Non-Competition and Termina-tion Agreement, dated July 20, 1994, be tween Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Ex-hibit 1]

   10.75- Stock Purchase Agreement, dated as of July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 2]

   10.76- Asset Purchase Agreement, dated October 28, 1994, Acquisition by PE Acquisition Corp., a subsidiary of Precision Echo, Inc. of all of the Assets of Ahead Tech-nology Corporation [Form 10-Q, quarter ended December 31, 1994, File No. 1-8533,
                   Exhibit 1]

   10.77- Amendment to Agreement for Acquisition of Assets, dated July 5, 1995, between Photronics Corp. and Opto Mechanik, Inc. [Form 8-K, Amendment No. 1, July 5, 1995, File No. 1-8533, Exhibit 1]

   10.78-          Contract No. N00421-95-D-1067, dated Sep-
                   tember 30, 1995, between the Company and the Navy [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.78]

   10.79- Lease, dated August 17, 1995, between Ahead Technology, Inc. and South San Jose Interests [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.79]

   10.80-          Contract No. DAAH01-95-C-0308, dated July
                   21, 1995, between Photronics Corp. and the
                   Army [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.80]

  P10.81-          Modification No. PZ0001, dated January 24,
                   1996, to Contract No. DAAH01-95-C-0308

  P10.82-          Modification No. P00002, dated February
                   24, 1996, to Contract No. DAAH01-95-C-0308

  P10.83-          Modification No. P00003, dated March 28,
                   1996, to Contract No. DAAH01-95-C-0308

   10.84- Lease, dated May 25, 1995, between Tech-nology Applications and Service Company and Sports Arena Village, Ltd., L.P.
                   [Registration Statement No.33-64641,

   10.85- Contract No. 2025, dated December 20, 1993, between Opto Mechanik, Inc. and the Government of Israel, Ministry of Defense [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.82]

   10.86- Amendment to Contract No. 2025, dated Au-gust 31, 1995 between Opto Mechanik, Inc. and the Government of Israel, Ministry of Defense [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.83]

   10.87- Lease, dated August, 1995, by and between OMI Acquisition Corp. and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Proper-ties [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.84]

   10.88- Lease, dated August, 1995, by and between OMI Acquisition Corp. and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Proper-ties [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.85]

   10.89- Lease, dated August, 1995, by and between OMI Acquisition Corp. and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Proper-ties [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.86]

   10.90- Memorandum of Lease, dated August, 1995, by and between OMI Acquisition Corp. and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.87]

   10.91- Master Lease, dated August 31, 1995, be-tween OMI Acquisition Corp. and General
                   Electric Capital Corp. [Registration
                   Statement No. 33-64641, Post-Effective
                   Amendment No. 1, Exhibit 10.88]

   10.92- Schedule No. 001, dated September 1, 1995, to Master Lease between OMI Acquisition Corp. and General Electric Capital Corp. [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.89]

   10.93- Schedule No. 002, dated October 20, 1995, to Master Lease between OMI Acquisition Corp. and General Electric Capital Corp. [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.90]

   10.94- Joint Venture Agreement, dated as of Feb-ruary 6, 1996, by and among DRS/MS, Inc., Universal Sonics Corporation, Ron Hadani, Howard Fidel and Thomas S. Soulos [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.91]

   10.95- Partnership Agreement, dated as of Febru-ary 6, 1996, by and between DRS/MS, Inc.
                   and Universal Sonics Corporation
                   [Registration Statement No.33-64641,
                   Amendment No. 1, Exhibit 10.92]

   10.96- Asset Purchase Agreement, dated as of Feb-ruary 9, 1996, by and among Mag-Head Engi-neering, Company, Inc. and Ahead Technolo-gy Acquisition Corporation, a subsidiary of Precision Echo, Inc. [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.93]

   10.97- Employment, Non-Competition and Termina-tion Agreement, dated March 28, 1996, be-tween the Company and Leonard Newman [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.94]

  P10.89-          Contract No. N00024-95-G-5609, dated
                   January 25, 1996, between Technology
                   Applications and Service Company and the Navy

  *11   -          Computation of earnings per share

  *13   -          Portions of the 1996 Annual Report to
                   Stockholders of the Company

  *21   -          List of subsidiaries of the Company as of
                   March 31, 1996

  *23.1   -        Consent of KPMG Peat Marwick LLP

  *23.2 -          Independant Auditors' Report Consolidated Financial
                   Statement schedule.