Form 10-Q
period 1996-06-30
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1996-08-14
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES
       EXCHANGE ACT OF 1934


 For the quarterly      June 30, 1996
 period ended

                               OR

       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES
       EXCHANGE ACT OF 1934

 For the transition              to
 period from


 Commission file  1-8533
 number

                DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

 Delaware                                            13-2632319
 (State or other                                     (I.R.S.
 jurisdiction of                                     Employer
 incorporation or                                    Identificati
 organization)                                       on No.)

 5 Sylvan Way, Parsippany,                           07054
 New Jersey
 (Address of principal                               (Zip Code)
 executive offices)

         201-898-1500
 (Registrant's telephone number, including area code)

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

     As  of  August 7, 1996, 5,509,824 shares of the registrant's
Common Stock, $.01 par value were outstanding (exclusive of 463,942 shares of held in treasury).


       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX

PART I.        FINANCIAL
               INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - June
               30, 1996 and                                   3
               March 31, 1996

               Condensed Consolidated Statements of Earnings
               - Three Months Ended June 30, 1996 and 1995    4

               Condensed Consolidated Statements of Cash
               Flows - Three Months Ended June 30, 1996 and   5
               1995

               Notes to Condensed Consolidated Financial      6-7
               Statements

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8-10

PART II.       OTHER INFORMATION

      Item 1.  Not Applicable

      Item 2.  Not Applicable

      Item 3.  Not Applicable

      Item 4.  Submission of Matters to a Vote of Security    11
               Holders

      Item 5.  Not Applicable

      Item 6.  Exhibits and Reports on Form 8-K               11

SIGNATURES                                                    12


 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets
 (Unaudited)

                                                 June 30, 1996      March 31, 1996
 Assets

 Current Assets:
     Cash and cash equivalents                       $ 10,057,000      $ 22,785,000
     Accounts receivable                               23,065,000        22,942,000
     Inventories, net of progress payments             21,055,000        19,449,000
     Other current assets                               1,474,000         1,464,000
                                                     ------------      ------------
         Total current assets                          55,651,000        66,640,000

 Property, plant and equipment, less accumulated
     depreciation and amortization of $25,861,000 and
     $25,744,000 at June 30, 1996 and March 31, 1996,
     respectively                                      17,723,000        16,191,000

 Intangible assets, less accumulated amortization of
     $4,169,000 and $4,027,000 at June 30, 1996 and
     March 31, 1996, respectively                      10,347,000         8,498,000

 Other assets                                           5,749,000         5,922,000
                                                      -----------      ------------
                                                     $ 89,470,000      $ 97,251,000

 Liabilities and Stockholders' Equity

 Current liabilities                                 $ 23,917,000       $ 32,650,000

 Long-term debt, excluding current installments        32,577,000         32,608,000
 Deferred income taxes                                  2,607,000          2,607,000
 Other liabilities                                      2,643,000          2,820,000
                                                     ------------       ------------
         Total liabilities                             61,744,000         70,685,000

 Stockholders' equity:
   Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued 5,969,066
     shares at June 30, 1996                               60,000                  -

   Class A Common Stock, $.01 par value per share
      Authorized 10,000,000 shares; issued 3,739,963
      at March 31, 1996                                                      37,000

   Class B Common Stock, $.01 par value per share
      Authorized 20,000,000 shares; issued 2,223,603
      at March 31, 1996                                                      22,000

 Additional paid-in capital                            13,788,000         13,639,000
 Retained earnings                                     16,142,000         15,022,000
                                                      -----------         ----------
                                                       29,990,000         28,720,000
 Treasury Stock, at cost:
    463,859 shares of Common Stock at June 30, 1996;
    432,639 shares of Class A Common Stock and 65,795
    shares of Class B Common Stock at March 31, 199    (1,785,000)        (1,918,000)

 Unamortized restricted stock compensation               (479,000)          (236,000)
                                                       -----------         ----------
     Net stockholders' equity                           27,726,000         26,566,000

 Commitments and Contingencies

                                                      $ 89,470,000       $ 97,251,000


 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Earnings
 (Unaudited)

                                                    Three Months Ended June 30,
                                                       1996              1995

 Revenues                                              $ 27,423,000      $ 17,279,000

 Costs and expenses                                      24,955,000        15,965,000
                                                       ------------      ------------
           Operating income                               2,468,000         1,314,000

 Interest and related expenses                             (832,000)         (325,000)
                                                       -------------     -------------
 Other income, net                                          200,000            87,000

           Earnings before income taxes                   1,836,000         1,076,000

 Income taxes                                               716,000           420,000
                                                       ------------      ------------
           Net earnings                               $   1,120,000     $     656,000


 Earnings per share:
           Primary                                    $        0.20     $        0.12
           Fully Diluted                              $        0.18     $        0.12

 Weighted average number of shares outstanding:
           Primary                                        5,680,000         5,606,000
           Fully Diluted                                  8,877,000         5,621,000



 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

                                                        Three Months Ended June 30,
                                                            1996           1995
                                                        ---------------------------
 Cash flows from operating activities

     Net earnings                                       $   1,120,000     $  656,000

 Adjustments to reconcile net earnings to cash flows from operating activities:

     Depreciation and amortization                          1,022,000        626,000
     Other, net                                               498,000        164,000

 Changes in assets and liabilities, net of effects from net assets acquired:

     (Increase) decrease in accounts receivable               377,000       (867,000)
     (Increase) decrease in inventories                    (1,454,000)     2,684,000
     Decrease in other current assets                         193,000        303,000
     (Decrease) in current and other liabilities           (8,271,000)    (4,282,000)
     Other, net                                                93,000        186,000
                                                          ------------    -----------
     Net cash used in operating activities                 (6,422,000)      (530,000)

 Cash flows from investing activities

     Capital expenditures                                  (1,093,000)    (1,057,000)
     Payments pursuant to business combinations,
         net of cash acquired                              (3,892,000)      (450,000)
     Other, net                                                     -       (180,000)
                                                          ------------    -----------
     Net cash used in investing activities                 (4,985,000)    (1,687,000)

 Cash flows from financing activities

     Net (repayments of) proceeds from short-term deb      (1,093,000)        55,000
     Payments on long-term debt                              (239,000)       (20,000)
     Repurchases of convertible subordinated debenture              -        (61,000)
     Other, net                                                11,000        151,000
                                                          ------------    -----------
     Net cash provided by (used in) financing activities   (1,321,000)       125,000

 Net decrease in cash and cash equivalents                (12,728,000)     (2,092,000)
 Cash and cash equivalents, beginning of period            22,785,000      11,197,000
                                                          ------------    ------------
 Cash and cash equivalents, end of period                $ 10,057,000     $ 9,105,000


       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)



1)In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 1996, the results of operations for the three months ended June 30, 1996 and 1995 and cash flows for the three months ended June 30, 1996 and 1995. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2)The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At June 30, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of:
  (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at June 30, 1996 was below the required minimum ratio. The Company has obtained a waiver, renewable quarterly, from the issuing bank of the required debt ratio and accordingly is in compliance with all covenants under the letter of credit.

3)Until March 31, 1996, the Company had three authorized classes of stock: a class consisting of 10,000,000 shares of Class A Common Stock, a class consisting of 20,000,000 shares of Class B Common Stock, a class consisting of 2,000,000 shares of Preferred Stock (none of which has been issued). The holders of the Class A and Class B Common Stock were entitled to one vote per share and one-tenth vote per share, respectively.

  On February 7, 1996, the Board of Directors of the Company approved and recommended for submission to the stockholders of the Company by a majority vote the consideration and approval of an Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which amended and restated the Company's certificate to (i) effect a reclassification of each share of Class A Common Stock and each share of Class B Common Stock into one share of Common Stock of the Company, (ii) provide that action by the stockholders may be taken only at a duly called annual or special meeting and not by written consent and (iii) provide that the stockholders of the Company would have the right to make, adopt, alter, amend or repeal the by-laws of the Company only upon the affirmative vote of not less than 66 2/3% of the outstanding capital stock entitled to vote thereon. On March 26, 1996, the stockholders approved the Restated Certificate. The Restated Certificate was filed with the Secretary of State of the State of Delaware and became effective April 1, 1996. Accordingly, the Condensed Consolidated Balance Sheet as of March 31, 1996 presents Class A and Class B Common Stock: the Condensed Consolidated Balance Sheet as of June 30, 1996 presents the new, single class of Common Stock.

4)   On June 18, 1996, a second-tier subsidiary of Precision
Echo, Inc., a wholly-owned subsidiary of     the Company,
acquired substantially all the assets of Vikron, Inc. ("Vikron")
for approximately   $3.7 million.  Vikron, located in St. Croix
Falls, Wisconsin, manufacturers data and recording     heads.


  The acquisition has been accounted for using the purchase
method of accounting.  The operating    results of the acquiring
company have been included in the Company's reported operating results since April 1, 1996, the effective date of the
acquisition.  The excess of cost over the    estimated fair value
of net assets acquired was approximately $2.0 million and will be
amortized      on a straight-line basis over 15 years.

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The  following  table  sets forth  items  in  the  Condensed
Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.



     Revenues for the three-month period ended June 30, 1996 increased 58.7% to $27.4 million from $17.3 million for the same three-month period in fiscal 1996. The revenue growth was due primarily to increased shipments associated with the Company's display workstations and electro-optical system product lines, as well as to increases in commercial product sales.

     Operating income for the three-month period ended June 30, 1996 increased 87.8% to $2.5 million from $1.3 million for the same three-month period in fiscal 1996. Operating income as a percentage of revenues was 9.0% for the three-month period ended June 30, 1996, as compared with 7.6% in the comparable prior year period. Higher operating income was due primarily to the overall increase in revenues, together with higher margins on the Company's commercial products.

     Interest and related expenses were $0.8 million for the three-month period ended June 30, 1996, as compared to $0.3 million in the prior year. The increase was primarily due to the increase in long-term debt associated with the private placement in fiscal 1996 of $25.0 million aggregate principal amount of 9% Senior Subordinated Convertible Debentures due 2003, offset in part by a reduction in interest resulting from repurchases of the Company's 8% Convertible Subordinated Debentures, mainly in the second and fourth quarters of fiscal 1996.

     Other  income,  net  was $0.2 million  for  the  three-month period  ended  June 30, 1996, respectively, as compared  to  $0.1 million in the first quarter of fiscal 1996, primarily due to interest earned on higher average cash balances.

     The Company's effective tax rate for the three-month periods ended June 30, 1996 and 1995 was 39%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The effective income tax rate and the components of income tax expense for the fiscal quarter ended June 30, 1996 did not significantly change from those of the fiscal year ended March 31, 1996. The provision for income taxes includes all estimated income taxes payable to federal and state governments, as applicable.


Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at June 30, 1996 and March 31, 1996 represented approximately 11% and 23%, respectively, of total assets. During the three-month period ended June 30, 1996, cash decreased by approximately $12.7 million. This decrease resulted from the use of: i) approximately $3.9 million in the Vikron acquisition; ii) approximately $1.3 million for repayment of balances due under an existing line of credit and certain long-term debt obligations and iii) approximately $1.1 million for capital expenditures. Additionally, approximately $6.4 million was used in support of operations, primarily in settlement of accounts payable balances associated with increased material procurement in the fourth quarter of fiscal 1996.

     Capital expenditures, excluding assets acquired as a result of business combinations or other similar transactions, are expected to approximate $5 million for the fiscal year ending March 31, 1997. The majority of these expenditures will be for computer and production-related equipment.

     Working capital as of June 30, 1996 was $31.7 million, as compared to $34.0 million at March 31, 1996. The decrease was primarily due to lower cash balances, offset by lower accounts payable balances.

     On May 31, 1996, the Company entered into a revolving line of credit loan agreement with Mellon Bank, N.A. for a three-year $15 million unsecured revolving line of credit (the "Line of Credit"). The Line of Credit was used to refinance approximately $1.3 million of existing debt obligations of the Company at more favorable interest rates; the remaining unused credit line is available for working capital and for letters of credit. Interest on borrowings under the Line of Credit is charged at the prime rate or at the London Interbank Offered Rate plus 175 basis points.

     The Company believes that its current working capital position and available financing are sufficient to support operational needs, as well as its near-term business objectives.

     Accounts Receivable and Inventories: Accounts receivable increased approximately $0.2 million in the three-month period ended June 30, 1996. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year. Inventories increased by approximately $1.6 million from March 31, 1996, primarily due to increased material procurement and production activity on certain electro-optical, data recording and commercial products. The increase was also due, in part, to the Vikron acquisition.


                          June 30, 1996     March 31, 1996

Quick ratio                    1.4               1.4
Current ratio                  2.3               2.0
Liabilities-to-equity          2.2               2.7
ratio
Long-term debt,
excluding current             54.0%             55.1%
installments, to
capitalization



     Backlog: At June 30, 1996, the Company's backlog of orders was approximately $138.6 million as compared to $145.6 million at March 31, 1996. The decrease in backlog was due to the net effect of revenues, partially offset by bookings. New contract awards of approximately $19 million were booked during the three-month period ended June 30, 1996.


Acquisitions and Related Activities

     On June 18, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets of Vikron, Inc. ("Vikron") for approximately $3.7 million. Vikron, located in St. Croix Falls, Wisconsin, manufacturers data and recording heads.

     The acquisition has been accounted for using the purchase method of accounting. The operating results of the acquiring company have been included in the Company's reported operating results since April 1, 1996, the effective date of the acquisition. The excess of cost over the estimated fair value of net assets acquired was approximately $2.0 million and will be amortized on a straight-line basis over 15 years.


Letter of Credit

     The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At June 30, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at June 30, 1996 was below the required minimum ratio. The Company has obtained a waiver, renewable quarterly, from the issuing bank of the required debt ratio and accordingly is in compliance with all covenants under the letter of credit.

     PART II.  OTHER INFORMATION

Item  4.         Submission  of Matters to  a  Vote  of  Security
Holders

          None.

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.Schedule of Computations of Per Share Earnings

               27.Financial Data Schedule

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

                              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                        Registrant


Date: August 14, 1996         /s/ Nancy R. Pitek
                              Nancy R. Pitek
                              Vice President, Finance
                               Treasurer and Secretary