Form 10-Q
period 1996-09-30
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1996-11-14
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES
       EXCHANGE ACT OF 1934


 For the quarterly      September 30, 1996
 period ended

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
 jurisdiction of                                      Employer
 incorporation or                                     Identifica
 organization)                                        tion No.)

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

     As of November 4, 1996, 5,512,424 shares of the registrant's Common Stock, $.01 par value, were outstanding (exclusive of 463,942 shares held in treasury).

       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX
                                2




PART 1.        FINANCIAL
               INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
               September 30, 1996 and                         3
               March 31, 1996

               Condensed Consolidated Statements of Earnings
               - Three and Six Months Ended September 30,     4
               1996 and 1995

               Condensed Consolidated Statements of Cash
               Flows - Six Months Ended September 30, 1996    5
               and 1995

               Notes to Condensed Consolidated Financial      6-7
               Statements

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8-11

PART 2.        OTHER INFORMATION

      Item 1.  Not Applicable

      Item 2.  Not Applicable

      Item 3.  Not Applicable

      Item 4.  Submission of Matters to a Vote of Security    12
               Holders

      Item 5.  Not Applicable

      Item 6.  Exhibits and Reports on Form 8-K               12

SIGNATURES                                                    13

 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets
 (Unaudited)

                                             September 30, 1996 March 31, 1996

 Assets

 Current Assets:
     Cash and cash equivalents                       $   8,496,000  $ 22,785,000
     Accounts receivable                                28,660,000    22,942,000
     Inventories, net of progress payments              19,752,000    19,449,000
     Other current assets                                 1,941,000    1,464,000
         Total current assets                           58,849,000    66,640,000

 Property, plant and equipment, less accumulated
     depreciation and amortization of $26,707,000
     and $25,744,000 at September 30, 1996 and
     March 31, 1996, respectively                       17,770,000    16,191,000

 Intangible assets, less accumulated amortization of
     $4,379,000 and $4,027,000 at September 30, 1996
     and March 31, 1996, respectively                   10,537,000     8,498,000

 Other assets                                             5,666,000    5,922,000

                                                     $ 92,822,000   $ 97,251,000

 Liabilities and Stockholders' Equity

 Current liabilities                                 $ 25,771,000   $ 32,650,000

 Long-term debt, excluding current installments         32,524,000    32,608,000
 Deferred income taxes                                   2,607,000     2,607,000
 Other liabilities                                       2,717,000     2,820,000
         Total liabilities                              63,619,000    70,685,000

 Stockholders' equity:

     Common Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 5,976,366
         shares at September 30, 1996                       60,000             -

     Class A Common Stock, $.01 par value per share
         Authorized 10,000,000 shares; issued 3,739,963
         shares at March 31, 1996                               -         37,000

     Class B Common Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 2,223,603
         shares at March 31, 1996                               -         22,000

 Additional paid-in capital                             13,825,000    13,639,000
 Retained earnings                                      17,538,000    15,022,000
                                                        31,423,000    28,720,000
 Treasury Stock, at cost;
     463,942 shares of Common Stock at September 30, 1996;
     432,639 shares of Class A Common Stock and
     65,795 shares of Class B Common Stock              (1,786,000)  (1,918,000)

 Unamortized restricted stock compensation                (434,000)    (236,000)
     Net stockholders' equity                           29,203,000   26,566,000

                                                     $ 92,822,000  $ 97,251,000

 See accompanying notes to condensed consolidated financial statements.

DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.  AND SUBSIDIARIES

Condensed ConsolIdated Statements of Earnings
(Unaudited)

                                          Three Months                     Six Months
                                        Ended September 30               Ended September 30
                                           1996               1995               1996           1995

Revenues                                     33,440,000       22,786,000       60,863,000     40,065,000

  Costs and expenses                         30,408,000       20,942,000      55,363,000     36,907,000

         Operating income                     3,032,000        1,844,000       5,500,000      3,158,000

Interest and related expenses                  (903,000)        (372,000)     (1,735,000)      (697,000)

Other income, net                               160,000           27,000         360,000        114,0000

         Earnings before income taxes         2,289,000        1,499,000       4,125,000      2,575,000

 Income taxes                                   893,000          584,000       1,609,000      1,004,000

         Net earnings                        $1,396,000       $  915,000      $2,516,000     $1,571,000

Earnings per share:

         Primary                             $     0.24       $     0.16      $     0.44     $     0.28
         Fully Diluted                       $     0.21       $     0.16      $     0.38     $     0.28



Weighted average number of shares outstanding:

         Primary                              5,743,000        5,658,000       5,712,000      5,632,000
         Fully Diluted                        8,907,000        5,721,000       8,892,000      5,672,000

  See accompanying notes to condensed consolidated financial statements.

   4

 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

                                                Six Months Ended September 30,
                                                    1996               1995
 Cash flows from operating activities
     Net earnings                             $   2,516,000      $ 1,571,000
 Adjustments to reconcile net earnings to cash flows from operating activities:

     Depreciation and amortization                2,235,000        1,289,000
     Other, net                                    (188,000)         171,000
 Changes in assets and liabilities, net of effects from business combinations:

     (Increase) in accounts receivable           (5,219,000)      (1,184,000)
     (Increase) in inventories                     (751,000)        (992,000)
     (Increase) decrease in other current assets     74,000          (17,000)
     (Decrease) in accounts payable and other    (7,901,000)      (4,356,000)
     Other, net                                      85,000          268,000

     Net cash used in operating activities       (9,149,000)      (3,250,000)

 Cash flows from investing activities

     Capital expenditures                        (1,619,000)      (1,959,000)
     Sales of fixed assets                          122,000        2,380,000
     Payments pursuant to business combinations,
         net of cash acquired                    (3,892,000)      (4,095,000)
     Net cash used in investing activities       (5,389,000)      (3,674,000)
 Cash flows from financing activities
 Net proceeds from short-term debt                  667,000          123,000
     Payments on long-term debt                    (465,000)        (114,000)
     Repurchases of convertible subordinated debentur     -       (2,225,000)
     Net proceeds from issuance of senior subordinated
         convertible debentures                           -       18,900,000
     Other, net                                      47,000           40,000

     Net cash provided by financing activities      249,000       16,724,000

 Net increase (decrease) in cash and cash
     equivalents                                (14,289,000)       9,800,000
Cash and cash equivalents, beginning of period   22,785,000       11,197,000

Cash and cash equivalents, end of period     $    8,496,000  $    20,997,000


 See accompanying notes to condensed consolidated financial statements.

1)In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and cash flows for the six months ended September 30, 1996 and 1995. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2)The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At September 30, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at September 30, 1996 was below the required minimum ratio. The Company has obtained a waiver from the issuing bank, expiring as of October 1, 1997, of the required debt ratio and, accordingly, is in compliance with all covenants under the letter of credit.

3)Until March 31, 1996, the Company had three authorized classes of stock: a class consisting of 10,000,000 shares of Class A Common Stock, a class consisting of 20,000,000 shares of Class B Common Stock, and a class consisting of 2,000,000 shares of Preferred Stock (none of which has been issued). The holders of the Class A and Class B Common Stock were entitled to one vote per share and one-tenth vote per share, respectively.

  On February 7, 1996, the Board of Directors of the Company approved and recommended for submission to the stockholders of the Company by a majority vote the consideration and approval of an Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which amended and restated the Company's certificate to (i) effect a reclassification of each share of Class A Common Stock and each share of Class B Common Stock into one share of Common Stock of the Company, (ii) provide that action by the stockholders may be taken only at a duly called annual or special meeting and not by written consent and (iii) provide that the stockholders of the Company would have the right to make, adopt, alter, amend or repeal the by-laws of the Company only upon the affirmative vote of not less than 66 2/3% of the outstanding capital stock entitled to vote thereon. On March 26, 1996, the stockholders approved the Restated Certificate. The Restated Certificate was filed with the Secretary of State of the State of Delaware and became effective April 1, 1996. Accordingly, the Condensed Consolidated Balance Sheet as of March 31, 1996 presents Class A and Class B Common Stock; the Condensed Consolidated Balance Sheet as of September 30, 1996 presents the new, single class of Common Stock.

4)   On June 18, 1996, a second-tier subsidiary of Precision Echo, Inc., a
wholly-owned subsidiary of    the Company, acquired substantially all the assets
of Vikron, Inc. ("Vikron") for approximately      $3.7 million.  Vikron, located
in St. Croix Falls, Wisconsin, manufactures data and recording   heads.

  The acquisition has been accounted for using the purchase method of accounting. Accordingly, related results of operations have been included in the Company's reported operating results since April 1, 1996, the effective date of the acquisition. The excess of cost over the estimated fair value of net assets acquired was approximately $2.0 million and will be amortized on a straight-line basis over 15 years.

5) On October 24, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets
of Nortronics Company, Inc.   ("Nortronics"), a Minnesota corporation, for
approximately $2.4 million.  Nortronics      manufactures magnetic data
recording head products.

   Effective October 31, 1996, Pacific Technologies, Inc. ("PTI"), a California corporation, merged with and into a subsidiary of the Company, for stock and cash valued at approximately $0.5 million. Based in San Diego, California,
PTI provides systems and software engineering   support  to  the  U.S.
Navy for the testing of shipboard combat systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.


                    Percent of Revenues                   Percent of Revenues
                    Three Months Ended    Percent         Six Months Ended       Percent
                     September 30,        Changes         September 30,          Changes
                  1996        1995       1996 vs. 1995     1996      1995        1996 vs.1995

Revenues           100.0 %    100.0 %       46.8%        100.0 %   100.0 %           51.9%

Cost and expenses   90.9       91.9         45.2%         91.0      92.1             50.0%

   Operating income  9.1        8.1         64.4%          9.0       7.9             74.2%

Interest and related
   expenses         (2.7)      (1.6)       142.7%         (2.9)     (1.7)           148.9%

Other income, net    0.5        0.1        492.6%          0.6       0.3            215.8%

   Earnings before
    income taxes     6.9        6.6         52.7%          6.7       6.5             60.2%

Income taxes         2.7        2.6         52.9%          2.6       2.5             60.3%


    Net earnings     4.2 %      4.0 %       52.6%          4.1 %     4.0 %           60.2%

     Revenues for the three-month period ended September 30, 1996 increased 46.8% to $33.4 million from $22.8 million for the same three-month period in fiscal 1996. On a year-to-date basis, revenues increased 51.9% to $60.9 million from $40.1 million for the same six-month period in fiscal 1996. The revenue growth was due primarily to increased shipments associated with the Company's display workstations and electro-optical system product lines, as well as to increases in commercial product sales, which include revenues from businesses acquired within the last nine months.

     Operating income for the three-month period ended September 30, 1996 increased 64.4% to $3.0 million from $1.8 million for the same three-month period in fiscal 1996. On a year-to-date basis, operating income increased 74.2% to $5.5 million from $3.2 million for the same six-month period in fiscal 1996. Operating income as a percentage of revenue was 9.1% and 9.0% for the three-month and six-month periods ended September 30, 1996, respectively, as compared with 8.1% and 7.9%, respectively, for the comparable prior year periods. The increase in operating income was due primarily to the overall increase in revenues, together with higher margins on the Company's commercial products.

     Interest and related expenses were $0.9 million and $1.7 million for the three-month and six-month periods ended September 30, 1996, as compared to $0.4 million and $0.7 million in the prior year. The increase was primarily due to the increase in long-term debt associated with the private placement on September 29, 1995, and November 3, 1995, of $25.0 million aggregate principal amount of 9% Senior Subordinated Convertible Debentures due 2003, offset in part by a reduction in interest resulting from repurchases of the Company's 8% Convertible Subordinated Debentures, mainly in the second and fourth quarters of fiscal 1996.

     Other income, net was $0.2 million and $0.4 million for the three-month and six-month periods ended September 30, 1996, respectively, as compared to $27,000 and $0.1 million in the comparable periods of fiscal 1996. The increase was primarily due to interest earned on higher average cash balances, in addition to a gain of approximately $0.1 million on the sale of certain fixed assets in the second quarter of fiscal 1997.

     The Company's effective tax rate for the three-month and six-month periods ended September 30, 1996 and 1995 was 39%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The effective income tax rate and the components of income tax expense for the fiscal quarter ended September 30, 1996 did not significantly change from those of the fiscal year ended March 31, 1996. The provision for income taxes includes all estimated income taxes payable to federal and state governments, as applicable.


Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at September 30, 1996 and March 31, 1996 represented approximately 9% and 23%, respectively, of total assets. During the six-month period ended September 30, 1996, cash decreased by approximately $14.3 million. This decrease resulted from the use of approximately $3.9 million in the Vikron acquisition and approximately $1.6 million for capital expenditures. Additionally, approximately $9.1 million was used in support of operations, primarily in settlement of accounts payable balances associated with material procurement in the fourth quarter of fiscal
1996.   This  material  was purchased in anticipation of production activity, primarily for display workstations, scheduled for fiscal 1997.

     Capital expenditures, excluding assets acquired as a result of business combinations are expected to approximate $3 million for the fiscal year ending March 31, 1997. The majority of these expenditures will be for computer and production-related equipment.

     Working capital as of September 30, 1996 was $33.1 million, as compared to $34.0 million at March 31, 1996. The decrease was primarily due to lower cash and accounts payable balances, partially offset by higher accounts receivable balances.

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

     The Company believes that its current working capital position and available financing are sufficient to support its current operational needs.

     Accounts Receivable and Inventories: Accounts receivable increased by approximately $5.2 million in the six-month period ended September 30, 1996, net of the effect of assets acquired pursuant to business combinations. The increase was primarily the result of a cumulative adjustment to the progress payment percentage associated with one of the Company's display workstation contracts, billed at the end of the second quarter. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year.

     Inventories increased by approximately $0.8 million from March 31, 1996, net of the effect of assets acquired pursuant to business combinations. The increase was due primarily to increased material procurement and production activity on certain electro-optical, data recording and commercial products.

                          September 30,     March 31, 1996
                               1996

Quick ratio                    1.5               1.4
Current ratio                  2.3               2.0
Liabilities-to-equity          2.2               2.7
ratio
Long-term debt,
excluding current             52.7%             55.1%
installments, to
capitalization


     Backlog: At September 30, 1996, the Company's backlog of orders was approximately $130.2 million as compared to $145.6 million at March 31, 1996. The decrease in backlog was due to the net effect of revenues, partially offset by bookings. New contract awards of approximately $44 million were booked during the six-month period ended September 30, 1996.


Acquisitions and Related Activities

     On June 18, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets of Vikron, Inc. ("Vikron") for approximately $3.7 million. Vikron, located in St. Croix Falls, Wisconsin, manufactures data and recording heads.

     The  acquisition  has  been  accounted for using  the  purchase  method  of
accounting.   Accordingly, related results of operations have been  included in the Company's reported operating results since April 1, 1996, the effective date of the acquisition. The excess of cost over the estimated fair value of net assets acquired was approximately $2.0 million and will be amortized on a straight-line basis over 15 years.

      On October 24, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Nortronics Company, Inc. ("Nortronics"), a Minnesota corporation, for approximately $2.4 million. Nortronics manufactures magnetic data recording head products.

       Effective October 31, 1996, Pacific Technologies, Inc. ("PTI"), a California corporation, merged with and into a subsidiary of the Company, for stock and cash valued at approximately $0.5 million. Based in San Diego, California, PTI provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems.

Letter of Credit

     The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At September 30, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at September 30, 1996 was below the required minimum ratio. The Company has obtained a waiver from the issuing bank, expiring as of October 1, 1997, of the required debt ratio and accordingly is in compliance with all covenants under the letter of credit.

     PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

          On August 7, 1996, the Company held its Annual Meeting of Stockholders at the offices of Skadden, Arps, Slate, Meagher & Flom, 919 Third Avenue, New York, New York. The following matters were submitted for a vote of stockholders:

          (i) to elect three Class I directors, each to hold office for a term of three years;
          (ii) to consider and act upon a proposal to adopt the 1996 Omnibus Plan; and
          (iii)     to ratify the grant of options to non-employee directors  of
          the Company    pursuant to the 1991 Stock option plan.

          With respect to the aforementioned matters, votes were tabulated and all three proposals were approved by the stockholders of the Company as follows:

                                For           Against       Withheld
          Proposal (i):
            Mark S. Newman       4,952,929         0        17,450
            Theodore Cohn        4,932,279         0        38,100
            Donald C. Fraser     4,950,135         0        20,244
          Proposal (ii)          3,641,565   294,066        279,780
          Proposal (iii)         4,558,525   113,098        284,786

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.95      Modification  No. PZ0020, dated as  of  September  19,
                    1996, to Contract No. N00024-92-C-6308 [P]

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

                              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                        Registrant


Date: November 14, 1996       /s/ Nancy R. Pitek
                              Nancy R. Pitek
                              Vice President, Finance
                              Treasurer and Secretary