Form 10-Q
period 1996-12-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1997-02-14
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES
       EXCHANGE ACT OF 1934


 For the quarterly      December 31, 1996
 period ended

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

     As of February 4, 1997, 5,584,093 shares of the registrant's Common Stock, $.01 par value, were outstanding (exclusive of 420,893 shares held in treasury).

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.        FINANCIAL
               INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
               December 31, 1996 and                          3
               March 31, 1996

               Condensed Consolidated Statements of Earnings
               - Three and Nine Months Ended December 31,     4
               1996 and 1995

               Condensed Consolidated Statements of Cash
               Flows - Nine Months Ended December 31, 1996    5
               and 1995

               Notes to Condensed Consolidated Financial      6-7
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

 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets
 (Unaudited)

                                           December 31, 1996      March 31, 1996

 Assets

 Current Assets:
  Cash and cash equivalents                 $   8,616,000          $ 22,785,000
  Accounts receivable                          22,224,000            22,942,000
  Inventories, net of progress
        payments                               23,297,000            19,449,000
 Other current assets                           1,918,000             1,464,000
 Total current assets                          56,055,000            66,640,000

 Property, plant and equipment, less accumulated
  depreciation and amortization of $27,480,000
  and $25,744,000 at December 31, 1996 and
  March 31, 1996, respectively                 19,667,000            16,191,000

 Intangible assets, less accumulated amortization of
  $4,555,000 and $4,027,000 at December 31, 1996
  and March 31, 1996, respectively             10,173,000             8,498,000

 Other assets                                   6,180,000             5,922,000

                                             $ 92,075,000          $ 97,251,000

 Liabilities and Stockholders' Equity

 Current liabilities                         $ 23,095,000          $ 32,650,000

 Long-term debt, excluding current
    installments                               32,309,000            32,608,000
 Deferred income taxes                          2,607,000             2,607,000
 Other liabilities                              2,909,000             2,820,000
         Total liabilities                     60,920,000            70,685,000

 Stockholders' equity:

     Common Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 5,987,986
         shares at December 31, 1996               60,000                     -

     Class A Common Stock, $.01 par value per share
         Authorized 10,000,000 shares; issued 3,739,963
         shares at March 31, 1996                       -                37,000

     Class B Common Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 2,223,603
         shares at March 31, 1996                       -                22,000

 Additional paid-in capital                    14,159,000            13,639,000
 Retained earnings                             18,944,000            15,022,000
                                               33,163,000            28,720,000
 Treasury Stock, at cost;
     420,893 shares of Common Stock at December 31, 1996;
     432,639 shares of Class A Common Stock and 65,795
     shares of Class B Common Stock at March 31, 1996
                                               (1,619,000)           (1,918,000)

 Unamortized restricted stock
     compensation                                (389,000)             (236,000)
     Net stockholders' equity                  31,155,000            26,566,000

                                             $ 92,075,000          $ 97,251,000

 See accompanying notes to condensed consolidated financial statements.

 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Earnings
 (Unaudited)

                            Three Months Ended December 31, Nine Months Ended December 31,
                                1996              1995             1996            1995
 Revenues                   $ 38,379,000       $ 25,563,000   $ 99,242,000   $65,628,000

 Costs and expenses           35,125,000         23,382,000     90,488,000    60,289,000

  Operating income             3,254,000          2,181,000      8,754,000     5,339,000

 Interest and related expenses  (914,000)          (978,000)    (2,649,000)    1,675,000)

 Other, net                      (36,000)           311,000        324,000       425,000

  Earnings before income taxes 2,304,000          1,514,000      6,429,000     4,089,000

 Income taxes                    898,000            590,000      2,507,000     1,594,000

  Net earnings             $   1,406,000       $    924,000   $  3,922,000   $ 2,495,000


 Earnings per share:
           Primary         $        0.24       $       0.16   $       0.68   $      0.44
           Fully Diluted   $        0.21       $       0.16   $       0.59   $      0.44

 Weighted average number of shares outstanding:
           Primary             5,774,000          5,677,000      5,733,000      5,647,000
           Fully Diluted       8,970,000          8,303,000      8,918,000      6,552,000

 See accompanying notes to condensed consolidated financial statements.

 DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

                                                  Nine Months Ended December 31,
                                                     1996               1995

 Cash flows from operating activities

     Net earnings                                 $ 3,922,000       $ 2,495,000

 Adjustments to reconcile net earnings to cash flows from operating activities:

     Depreciation and amortization                  3,560,000         2,226,000
     Other, net                                       (24,000)          305,000

 Changes in assets and liabilities, net of effects from business combinations:

     (Increase) decrease in accounts receivable     1,919,000        (2,859,000)
     (Increase) in inventories                     (3,748,000)       (4,141,000)
     Decrease in other current assets                 283,000           667,000
     (Decrease) in accounts payable and other      (9,664,000)       (2,381,000)
     Other, net                                      (353,000)          194,000

     Net cash used in operating activities         (4,105,000)       (3,494,000)

 Cash flows from investing activities

     Capital expenditures                          (2,461,000)       (3,712,000)
     Sales of fixed assets                            122,000         2,380,000
     Payments pursuant to business combinations,
         net of cash acquired                      (6,226,000)       (4,140,000)

     Net cash used in investing activities         (8,565,000)       (5,472,000)

 Cash flows from financing activities

     Net proceeds from (repayments of)
         short-term debt                             (899,000)           55,000
     Payments on long-term debt                      (651,000)         (374,000)
     Repurchases of convertible subordinated debenture      -        (2,242,000)
     Net proceeds from issuance of senior subordinated
         convertible debentures                             -        23,360,000
     Other, net                                        51,000            39,000

     Net cash provided by (used in) financing
          activities                               (1,499,000)       20,838,000

 Net increase (decrease) in cash and cash
          equivalents                             (14,169,000)       11,872,000
 Cash and cash equivalents, beginning of period    22,785,000        11,197,000

 Cash and cash equivalents, end of period         $ 8,616,000       $23,069,000


 See accompanying notes to condensed consolidated financial statements.

1)In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and cash flows for the nine months ended December 31, 1996 and 1995. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2)The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At December 31, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at December 31, 1996 was below the required minimum ratio. The Company has obtained a waiver from the issuing bank, expiring as of January 2, 1998 (the final redemption date), of the required debt ratio and, accordingly, is in compliance with all covenants under the letter of credit.

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

  On February 7, 1996, the Board of Directors of the Company approved and recommended for submission to the stockholders of the Company by a majority vote the consideration and approval of an Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which amended and restated the Company's certificate to (i) effect a reclassification of each share of Class A Common Stock and each share of Class B Common Stock into one share of Common Stock of the Company, (ii) provide that action by the stockholders may be taken only at a duly called annual or special meeting and not by written consent and (iii) provide that the stockholders of the Company would have the right to make, adopt, alter, amend or repeal the by-laws of the Company only upon the affirmative vote of not less than 66 2/3% of the outstanding capital stock entitled to vote thereon. On March 26, 1996, the stockholders approved the Restated Certificate. The Restated Certificate was filed with the Secretary of State of the State of Delaware and became effective April 1, 1996. Accordingly, the Condensed Consolidated Balance Sheet as of March 31, 1996 presents Class A and Class B Common Stock; the Condensed Consolidated Balance Sheet as of December 31, 1996 presents the new, single class of Common Stock.

4)On June 18, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets of Vikron, Inc. ("Vikron") for approximately $3.7 million. Vikron, located in St. Croix Falls, Wisconsin, manufactures data and recording heads.

  The acquisition has been accounted for using the purchase method of accounting. Accordingly, Vikron's results of operations from April 1, 1996 (the effective date of the acquisition) have been included in the Company's reported operating results. The excess of cost over the estimated fair value of net assets acquired was approximately $1.6 million and is being amortized on a straight-line basis over 15 years.

5)On October 24, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Nortronics Company, Inc. ("Nortronics"), a Minnesota corporation, for approx-imately $2.4 million. Nortronics manufactures magnetic data recording head products.

  The acquisition has been accounted for using the purchase method of accounting. Accordingly, Nortronics' results of operations from July 1, 1996 (the effective date of the acquisition) have been included in the Company's reported operating results.

6)On October 30, 1996, Pacific Technologies, Inc. ("PTI"), a California corporation, merged with and into a subsidiary of the Company, for stock and cash valued at approximately $0.5 million. Based in San Diego, California, PTI provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems.

  The merger has been accounted for using the purchase method of accounting. Accordingly, PTI's results of operations from July 1, 1996 (the effective date of the merger) have been included in the Company's reported operating results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.

                              Percent of Revenues                        Percent of Revenues
                              Three Months Ended         Percent         Nine Months Ended         Percent
                                  December 31            Changes             December 31           Changes
                              1996         1995        1996 vs. 1995     1996          1995      1996 vs. 1995

Revenues                      100.0        100.0            50.1          100.0        100.0          51.2

Cost and expenses              91.5         91.5            50.2           91.2         91.1          50.1

  Operating income              8.5          8.5            49.2            8.8          8.1          64.0

Interest and related expenses  (2.4)        (3.8)           -6.5           (2.7)        (2.5)         58.1

Other, net                     (0.1)         1.2          -111.6            0.3          0.6         -23.8

   Earnings before income taxes 6.0          5.9            52.2            6.4          6.2          57.2

Income taxes                    2.3          2.3            52.2            2.4          2.4          57.3

   Net Earnings                 3.7          3.6            52.2            4.0          3.8          57.2


  Revenues for the three-month period ended December 31, 1996 increased 50.1% to $38.4 million from $25.6 million for the same three-month period in fiscal 1996. On a year-to-date basis, revenues increased 51.2% to $99.2 million from $65.6 million for the same nine-month period in fiscal 1996. The revenue growth was due primarily to increased shipments associated with the Company's display workstation and electro-optical system product lines, as well as to increases in commercial product sales, which include revenues from businesses acquired within the last year.

  Operating income for the three-month period ended December 31, 1996 increased 49.2% to $3.3 million from $2.2 million for the same three-month period in fiscal 1996. On a year-to-date basis, operating income increased 64% to $8.8 million from $5.3 million for the same nine-month period in fiscal 1996. Operating income as a percentage of revenue was 8.5% and 8.8% for the three-month and nine-month periods ended December 31, 1996, respectively, as compared with 8.5% and 8.1%, respectively, for the comparable prior year periods. The increase in operating income was due primarily to the overall increase in revenues, together with higher profits generated by certain of the Company's commercial products.

  Interest and related expenses were $0.9 million and $2.6 million for the three-month and nine-month periods ended December 31, 1996, as compared to $1.0 million and $1.7 million in the prior year. The decrease in the third quarter of fiscal 1997 was due primarily to the redemption of approximately $5.0 million aggregate principal amount of the Company's 8.5% Convertible Subordinated Debentures (the "8.5% Debentures") in the fourth quarter of fiscal 1996. These debentures were redeemed using a portion of the proceeds from the private placement on September 29, 1995, and November 3, 1995, of $25.0 million aggregate principal amount of 9% Senior Subordinated Convertible Debentures due 2003 (the "9% Debentures"). The increase in interest expense for the nine-month period ended December 31, 1996 is due primarily to the overall increase in interest expense associated with the issuance of the 9% Debentures, offset in part by reductions in interest resulting from redemptions of approximately $2.3 million and $5.0 million aggregate principal amount of the Company's 8.5% Debentures in the second and fourth quarters of fiscal 1996, respectively.

  Other, net was a charge of $36,000 and income of $0.3 million for the three-month and nine-month periods ended December 31, 1996, respectively, as compared to income of $0.3 million and $0.4 million in the comparable periods of fiscal 1996. The decreases were primarily due to an increase in minority interest resulting from higher earnings generated by Laurel Technologies, a partnership in which the Company has an 80% controlling interest.

  The Company's effective tax rate for the three-month and nine-month periods ended December 31, 1996 and 1995 was 39%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The effective income tax rate and the components of income tax expense for the fiscal quarter ended December 31, 1996 have not significantly changed from those of the fiscal year ended March 31, 1996. The provision for income taxes includes all estimated income taxes payable to federal and state governments, as applicable.

Financial Condition and Liquidity

  Cash and Cash Flow:  Cash and cash equivalents at December 31, 1996 and
  March 31, 1996 represented approximately 9% and 23%, respectively, of total assets. During the nine-month period ended December 31, 1996, cash decreased by approximately $14.2 million. This decrease resulted from the use of approximately $6.2 million in the Vikron and Nortronics acquisitions, approximately $2.5 million for capital expenditures and approximately $1.6 million for debt repayments. Additionally, approximately $4.1 million was used in support of operations, primarily in settlement of accounts payable balances associated with material procurement in the fourth quarter of fiscal 1996. This material was purchased in anticipation of production activity, primarily for display workstations, scheduled for fiscal 1997.

  Capital expenditures, excluding assets acquired as a result of business combinations are expected to approximate $3 million for the fiscal year ending March 31, 1997. The majority of these expenditures will be for computer and production-related equipment.

  Working capital as of December 31, 1996 was $33.0 million, as compared to $34.0 million at March 31, 1996. The decrease was primarily due to the uses of cash for acquisitions and capital expenditures, partially offset by the net effect of lower accounts payable and higher inventory balances.

  On May 31, 1996, the Company entered into a revolving line of credit loan agreement with Mellon Bank, N.A. ("Mellon Bank") for a three-year $15 million unsecured revolving line of credit (the "line of credit"), available for working capital and letters of credit. As of December 31, 1996, approximately $4.1 million was outstanding against the line of credit. On December 6, 1996, the Company entered into a $5 million secured equipment line of credit/term loan agreement with Mellon Bank (the "equipment facility"). The equipment facility is available for equipment purchases made through June 30, 1999. At December 31, 1996, there were no outstanding borrowings against the equipment facility.

  The Company believes that its current working capital position and available financing are sufficient to support its current operational needs.

  Accounts Receivable and Inventories: Accounts receivable decreased by approximately $1.9 million in the nine-month period ended December 31, 1996,
  net of the effect of assets acquired pursuant to business combinations.   The
  net decrease was due primarily to the collection of an outstanding balance associated with one of the Company's display workstation contracts, billed at the end of the second quarter. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year.

  Inventories increased by approximately $3.7 million from March 31, 1996, net of the effect of assets acquired pursuant to business combinations. The increase was due primarily to increased material procurement and production activity on certain data recording and commercial products.

                           December 31,     March 31, 1996
                               1996

Quick ratio                    1.3               1.4
Current ratio                  2.4               2.0
Liabilities-to-equity
ratio                          2.0               2.7
Long-term debt,
excluding current
installments, to
capitalization                50.9%             55.1%


  Backlog:   At December 31, 1996, the Company's backlog of orders was
  approximately $118.6 million as compared to $145.6 million at March 31, 1996. The decrease in backlog was due to the net effect of revenues, partially offset by bookings. New contract awards of approximately $69 million were booked during the nine-month period ended December 31, 1996.

Acquisitions and Related Activities

  On June 18, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets of Vikron, Inc. ("Vikron") for approximately $3.7 million. Vikron, located in St. Croix Falls, Wisconsin, manufactures data and recording heads.

  The acquisition has been accounted for using the purchase method of accounting. Accordingly, Vikron's results of operations from April 1, 1996 (the effective date of the acquisition) have been included in the Company's reported operating results. The excess of cost over the estimated fair value of net assets acquired was approximately $1.6 million and is being amortized on a straight-line basis over 15 years.

  On October 24, 1996, a second-tier subsidiary of Precision Echo, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Nortronics Company, Inc. ("Nortronics"), a Minnesota corporation, for approximately $2.4 million. Nortronics manufactures magnetic data recording head products.

  The acquisition has been accounted for using the purchase method of accounting. Accordingly, Nortronics' results of operations from July 1, 1996 (the effective date of the acquisition) have been included in the Company's reported operating results.

  On October 30, 1996, Pacific Technologies, Inc. ("PTI"), a California corporation, merged with and into a subsidiary of the Company, for stock and cash valued at approximately $0.5 million. Based in San Diego, California, PTI provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems.

  The merger has been accounted for using the purchase method of accounting. Accordingly, PTI's results of operations from July 1, 1996 (the effective date of the merger) have been included in the Company's reported operating results.

Letter of Credit

 The Company's industrial revenue bonds, due 1998, are supported by an irrevocable, direct-pay letter of credit in an amount equal to the principal balance plus interest thereon for 45 days. At December 31, 1996, the contingent liability of the Company as guarantor under the letter of credit was approximately $1,726,000. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants, including the maintenance of: (i) a certain minimum ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), (ii) a certain minimum quarterly ratio of earnings before interest and taxes to interest, and (iii) a certain minimum balance of billed and unbilled accounts receivable. As a result of the issuance of the Company's 9% Senior Subordinated Convertible Debentures, the Debt Ratio at December 31, 1996 was below the required minimum ratio. The Company has obtained a waiver from the issuing bank, expiring as of January 2, 1998, (the final redemption date) of the required debt ratio and accordingly is in compliance with all covenants under the letter of credit.


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

                              DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                        Registrant


Date: February 14, 1997       /s/ Nancy R. Pitek
                              Nancy R. Pitek
                              Vice President, Finance
                              Treasurer and Secretary