Form 10-K
period 1997-03-31
DIAGNOSTIC RETRIEVAL SYSTEMS INC
filed 1997-06-30
CIK 28630

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997
                          Commission file number 1-8533

                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                         (D.B.A. DRS TECHNOLOGIES, INC.)

          DELAWARE                                               13-2632319
 ------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   5 SYLVAN WAY, PARSIPPANY, NEW JERSEY 07054
                                 (201) 898-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.01 par value                             American Stock Exchange
8-1/2% Convertible Subordinated Debentures
   due August 1, 1998                                    American Stock Exchange
9% Senior Subordinated Convertible Debentures
   due October 1, 2003                                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes |X|   No |_|

 The market value of shares of Common Stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 23, 1997, was approximately $53,000,000. The number of shares of Common Stock outstanding as of June 23, 1997 was 5,588,349 (exclusive of 421,117 shares of Common Stock held in the treasury.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. 1997 Annual Report (for the fiscal year ended March 31, 1997), incorporated in Part II.

2. Definitive Proxy Statement, dated June 27, 1997, for the Annual Meeting of Stockholders, incorporated in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The registrant, Diagnostic/Retrieval Systems, Inc. d.b.a. DRS Technologies, Inc. (hereinafter the "Company" or "DRS") was incorporated in 1968 and is a diversified, high-technology company serving government and commercial niche markets worldwide. Principally a developer and manufacturer of a variety of sophisticated, leading edge systems used for the processing, display and storage of data, the Company provides its customers with a broad range of products, including electronic sensor, electronic imaging and electro-optical systems, and offers a full complement of technical support services. The Company's defense electronics products serve all branches of the armed forces. Its commercial and industrial products are used mainly by the airline, banking, computer disk drive, security, transportation, retail sales and broadcast industries.

     The Company is organized into three groups: the Electronic Systems Group ("ESG"), which designs, manufactures and markets high-technology electronic signal processors, display workstations and trainer and combat emulation systems and provides field service, software engineering and systems support primarily to the military; the Electro-Optical Systems Group ("EOSG"), which produces electro-optical sighting, targeting and optical alignment systems primarily for military customers; and the Data Systems Group ("DSG"), which designs and manufactures data storage products for both military and commercial customers.

     In response to a 1992 mandate by the Joint Chiefs of Staff, the Company focuses on "Commercial Off-The-Shelf" ("COTS") product designs, whereby commercial electronic components are integrated, adapted, upgraded and "ruggedized" for application in harsh military environments. Using COTS designs, the Company develops and delivers its products with significantly less development time and expense compared with traditional military product cycles, generally resulting in shorter lead times, lower costs and the employment of the latest information and computing technologies.

STRATEGY

     The Company believes that the nature of modern warfare has changed, dictating increasing reliance on real-time, accurate battlefield information derived from increasingly sophisticated defense systems and electronics. Additionally, the nature of military procurement programs has changed, requiring suppliers to become more efficient and adaptable to current and future market needs. In recent years, the Company has implemented strategies to exploit the changing nature of military procurement programs brought on by the end of the Cold War, military budget constraints and the COTS mandate. In addition to winning contracts for new programs and supporting existing military programs, the Company's strategies include:

     o designing new products and adapting existing products for use by all branches of the military;

     o transferring technologies developed in the defense sector to commercial and industrial markets; and

     o acquiring businesses that provide a strategic complement to the Company's existing products, services and technological capabilities in both the defense and commercial marketplaces.

     To effect these strategies, the Company has (i) made several acquisitions over the last four years, adding complementary military and commercial products and technologies; (ii) entered into strategic relationships with other defense suppliers such as Lockheed Martin Tactical Defense Systems and Northrop-Grumman, among others; (iii) emphasized the development of COTS-based products, as well as products and systems that easily are adapted to similar weapons platforms used by all branches of the military; and (iv) implemented cost reduction initiatives to reduce its fixed-cost base, to allow for growth and to maintain the flexibility of its operations. The implementation of these strategies has resulted in increasing revenues and profits over the last five fiscal years.

     Acquisitions and Related Activities. In November 1994, the Company acquired Ahead Technology Corporation. Now located in San Jose, California, and operating as DRS Ahead Technology, Inc., the company designs and manufactures a variety of consumable magnetic head products used in the production of computer disk drives.

     In July 1995, the Company acquired substantially all of the assets of Opto-Mechanik, Inc, now located in Palm Bay, Florida and operating as DRS Optronics, Inc. ("Optronics"). This acquisition enabled EOSG to expand its electro-optical targeting products and consolidate certain manufacturing activities in a lower cost facility, while adding backlog in complementary product areas.

     In February 1996, the Company acquired a 90% interest in DRS Medical Systems, a partnership formed to develop, manufacture and market medical ultrasound imaging equipment. The DRS Medical Systems partnership provides a means for the Company to apply its expertise in sonar and image processing technology to related commercial applications.

     As part of the Company's strategy to diversify into non-defense markets, the Company recently made three acquisitions which expanded its presence and existing capabilities in the magnetic head marketplace. In February 1996, the Company acquired substantially all of the assets of Mag-Head Engineering Company, Inc. ("MEC"), a manufacturer of audio and flight recorder heads. In addition, in June 1996, the Company acquired substantially all of the assets of Vikron, Inc. ("Vikron"). Located in St. Croix Falls, Wisconsin, Vikron manufactures data and recording heads. In October 1996, the Company acquired certain assets of Nortronics Company, Inc. ("Nortronics"), which also manufactures magnetic data recording head products. Nortronics is located in Dassel, Minnesota. Effective February 26, 1997, these operations were merged with and into DRS Ahead Technology, Inc. to form a single legal entity. The Company currently is integrating these operations to further streamline its manufacturing operations.

     In October 1996, Pacific Technologies, Inc. ("PTI") merged with and into a subsidiary of the Company. Based in San Diego, California, PTI provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. PTI was renamed DRS Technical Services, Inc. ("TSI") in March, 1997, and is the Company's primary West Coast support services unit.

     Adaptable Product Designs. The Company has focused on the design and development of new products and the redesign of existing products for use by all branches of the military. This has enabled the Company to increase revenues using its existing product and technology base, reduce overall product development costs and decrease reliance on U.S. Navy procurement programs. The Company's display systems, originally designed under a U.S. Navy development contract, are open-architecture information processing workstations that can be adapted for use in other branches of the military. Similarly, the Company's boresight products, originally designed for use with the U.S. Army's Apache attack helicopter, were designed to be adaptable to other air, sea or land-based weapons platforms. The boresight system has been applied successfully to the U.S. Marine Corps' Cobra helicopter and to the U.S. Air Force's AC-130 Spectre Gunship platforms.

     Cost-Reduction and Other Initiatives. The Company currently is integrating the administrative and support functions of its magnetic head manufacturing facilities, and continues to focus on streamlining its operations. During fiscal 1996, the Company consolidated several of its manufacturing facilities. Also, in fiscal 1997, two of the Company's primary manufacturing and assembly facilities received ISO-9000 certification.

COTS PRODUCT DESIGNS

     The COTS concept was developed and mandated in response to both decreasing military budgets and the increasing pace of technology. The use of COTS designs entails the purchasing, refitting, upgrading and "ruggedization" (repackaging, remounting and stress testing to ensure readiness for use in harsh military environments) of available commercial components. The Company strives to apply COTS designs to most of its new products. Management believes that the adaptation of available commercial components to existing and newly developed military systems offers three primary advantages over traditional military systems development and procurement cycles: (i) it has the potential to save significant amounts of time and cost with respect to product research and development, (ii) as commercial product development and production cycles become shorter than their military equivalents, the adaptation of commercial technology to battlefield systems has the potential to shorten military product cycles; and
(iii), use of COTS designs
should ensure that the latest information and computing technologies are employed in the design and manufacture of defense electronics systems.

MARKET OVERVIEW

     The Company believes that the current market for defense electronics systems and related equipment has been influenced by two primary factors:

     Firstly, the nature of modern warfare dictates increasing reliance on timely and accurate battlefield information to ensure that increasingly costly assets are deployed efficiently and to minimize destruction of non-military targets. In general, military engagements have evolved from large-scale undertakings, where numerical superiority was the key to dominance, to "surgical strikes", where the ability to observe and strike accurately at will from afar has become a major means of both deterrence and loss minimization. Advancing technology has been a major factor in increasing the precision strike capability of the U.S. military and has increased the "per shot" cost of arms. These factors combine to produce a military, economic and political environment requiring increased weapons efficiency and accuracy. In addition, real-time data is needed for in-theater evaluation, damage assessment and training, as well as to reduce and minimize incidents of U.S. casualties due to friendly fire.

     Secondly, it is often more cost-effective to retrofit and upgrade existing weapons platforms than to replace them. With development and unit costs of new platforms increasing rapidly amid a political and economic environment demanding decreasing overall military expenditures, Congress and the military have delayed or canceled the implementation of many proposed new weapons systems, opting instead to improve the performance and extend the life of existing weapons through improved battlefield intelligence and equipment enhancements. This increasing focus on cost efficiencies has manifested itself in the military's COTS program.

COMPANY ORGANIZATION AND PRODUCTS

     The Company is organized into three groups: ESG, EOSG and DSG. A description of the groups and their primary products follows below:

     ELECTRONIC SYSTEMS GROUP

     ESG consists of DRS Electronic Systems, Inc. ("ESI"), located in Gaithersburg, Maryland, DRS Laurel Technologies ("Laurel"), located in Johnstown, Pennsylvania, TSI, based in San Diego, California and the DRS Technical Services Division ("TSD"), now located in Chesapeake, Virginia. The group also includes DRS Medical Systems, located in Mahwah, New Jersey.

     ESI designs, manufactures and markets electronic signal processors and display workstations which are installed in mobile land-based units and used for underwater surveillance of harbors and coastal locations and on naval ships for antisubmarine warfare ("ASW") purposes, respectively. These workstations receive signals from a variety of sonar-type sensors, processing the information and arranging it in a display format enabling operators to quickly interpret the data and inform command personnel of potential threats. Major products and contracts include:

     o AN/UYQ-65: The AN/UYQ-65 is the first COTS-based tactical workstation to be qualified by the U.S. Navy and was designed to comply with the stringent requirements of the Aegis (DDG-51) shipbuilding program. Replacing the sensor displays in the SQQ-89 ASW combat suite, it employs dual processors enabling simultaneous I/O and graphics processing. This new approach allows for required high bandwidth processing, while maintaining response times for operator/machine interfaces. The system architecture can be adapted to meet various interface, cooling, memory, storage and processing requirements.

     o AN/SQR-17A(V)3: The Mobile In-shore Undersea Warfare (MIUW) system is deployed in land-based vans, utilizing sonobuoys and anchored passive detectors for harbor defense, coastal defense and amphibious operations surveillance, as well as for the enhancement of drug interdiction efforts.

          This system currently is being procured for utilization in 22 field installations. The Company is under contract to provide various upgrades to these field installations.

     ESI also produces tactical (e.g., combat/attack) information systems and training systems. Major products and contracts include:

     o AN/UYQ-70: The AN/UYQ-70 is an advanced, open-architecture display system designed for widespread application through software modification, and is to be deployed on Aegis and other surface ships, submarines and airborne platforms. This system was developed for the U.S. Navy under subcontract with Lockheed Martin Tactical Defense Systems. The AN/UYQ-70 is a self-contained, microprocessor-based unit complete with mainframe interface software offering advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard mainframe computer at approximately 25% of the cost of the older units. Based upon the size of the Naval surface fleet and the average number of workstations to be deployed on each ship, the Company believes that the potential market for this workstation product may be in excess of 5,000 units over the next decade.

     o Military Display Emulators: These workstations are functionally identical to existing U.S. Navy shipboard display consoles built to military specifications, but are manufactured using low-cost COTS components suitable for land-based laboratory environments. These Military Display Emulators are used in U.S. Navy development, test and training sites as plug-compatible replacements for the more expensive shipboard qualified units. The Company currently is delivering these Military Display Emulators for use at land-based training sites for the Aegis and other U.S. Navy programs.

     Laurel, which is 80% owned by DRS through a partnership formed in December 1993 with Sunburst Management, Inc., serves as a cost-efficient manufacturing operation for the Company. Laurel primarily manufactures and integrates electronic systems, providing turn-key production, and performs related electronic and electromechanical assembly and associated test services. In addition, Laurel specializes in cable and wire harness interconnect products, primarily for large industrial customers that are involved in the military and commercial aerospace industries. Laurel currently produces both the AN/UYQ-65 and AN/UYQ-70 workstations.

     TSI and TSD perform field service and depot level repairs for ESG products, as well as other manufacturers' systems, and also provide systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. TSI and TSD facilities are located in close proximity to U.S. Naval bases in Norfolk, Virginia and San Diego, California. Services, including equipment and field change installation, configuration audit, repair, testing and maintenance, are performed for the U.S. Navy and, to a lesser extent, commercial customers. TSD also has performed work for foreign navies, including those of Australia, Egypt, Greece, the Republic of China and Turkey.

     DRS Medical Systems is 90% owned by the Company through a partnership with Universal Sonics Corporation and was formed to develop, manufacture and market high-quality, low-cost medical ultrasound imaging equipment. DRS Medical Systems currently manufactures ultrasound and sonographic systems principally for original equipment manufacturers.

     ELECTRO-OPTICAL SYSTEMS GROUP

     EOSG consists of DRS Photronics, Inc. ("Photronics"), located in Hauppauge, New York and Optronics, located in Palm Bay, Florida. EOSG is currently headquartered in Oakland, New Jersey.

     Photronics produces boresighting equipment used to align and harmonize the navigation, targeting and weapons systems on rotary- and fixed-wing aircraft and armored vehicles. Multiple Platform Boresighting Equipment (MPBE) is Photronics' main product line. MPBE currently is used on the Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, and the Air Force's AC-130 Spectre gunship. This technology is proprietary to the Company.

     In fiscal 1996, the Company was selected as the prime contractor on a tri-service (Army, Navy and Air Force) program to develop the Airborne Separation Video System ("ASVS"), to be used for the test and evaluation of weapons separation events on board various fixed- and rotary-wing military aircraft. The systems include an electronically-shuttered, fast-frame, high-resolution, digital imaging camera and a high-density, digital data storage device. Upon completion of development, the ASVS will incorporate a color readiness capability and will include a miniaturized high-speed, electronic camera to assure compatibility with air platforms, such as the Air Force's F-16.

     Until the latter part of fiscal 1996, Photronics manufactured electro-optical components used in Sidewinder, Stinger and new generation air-to-air and surface-to-air missiles in its Hauppauge, New York facility. In order to reduce its production costs, Photronics consolidated its missile component manufacturing operations to Optronics' new facility in Palm Bay, Florida. The move allowed for the expansion of Photronics' MPBE programs in Hauppauge.

     Optronics designs and manufactures electro-optical targeting and sighting systems and various missile components. Major programs of Optronics include:

     o Night Vision Binoculars: Optronics is currently under contract to develop and manufacture these units for the Israeli military. The Night Vision Binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser range finder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. The Night Vision Binocular displays range and azimuth data in the soldier's eyepiece, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

     o Gunners' Auxiliary Sight: This is an electro-optical device used as a primary or backup sighting system on M-1 Abrams battle tanks and contains a very sophisticated electro-optical train and a laser protective filter. Optronics has produced more than 2,000 of these instruments and continues to operate as a repair and retrofit facility for the M-1A2 upgrade program, which will continue through fiscal 1998, with options through fiscal 2000.

     o TOW Optical Sight: Optronics is currently the only U.S. qualified producer of two of the three critical assemblies in this device. This complex electro-optical system is the main component of the U.S.'s premier antitank weapons system.

     o TOW Traversing Unit: This unit provides target tracking accuracy for the TOW antitank weapon, acting as the mount for the TOW Optical Sight and the associated missile launch tube. Optronics currently is the only qualified manufacturer of this tightly toleranced assembly, and currently is working on modification and retrofit programs. Optronics also has been contracted to modify a version for use by an overseas customer.

     o Day/Night Thermal Sighting System: This system was developed jointly with the primary contractor. Optronics is a major subcontractor on the program, currently supplying three of the major assemblies.

     o Eye-Safe Laser Range Finder: Optronics competed against the U.S. Army's historical primary laser supplier for this contract and was awarded an initial contract for preproduction units. Optronics also is currently manufacturing a laser range finder/target designator for airborne use in the MILES AGES program. This effort includes redesigning the target designator unit to accomodate Optronics' laser components.

     o Missile Components: EOSG originally provided only the primary mirrors used in the nose-mounted infrared seeker of Sidewinder and Stinger missiles. Development efforts have resulted in the ability to provide increased content to include the secondary, tertiary and fold mirrors, housing and nose dome. The Company is currently under contract to produce infrared components and subassemblies on many of the next-generation infrared missile systems.

DATA SYSTEMS GROUP

     DSG consists of DRS Precision Echo, Inc. ("PE"), located in Santa Clara, California, and DRS Ahead Technology, Inc. ("Ahead Technology"), with locations in San Jose, California, Plymouth, Minnesota, St. Croix Falls, Wisconsin and Dassel, Minnesota.

     PE manufactures a variety of digital and analog recording systems utilized for military applications including reconnaissance, ASW and other information warfare data storage requirements and is a predominant U.S. manufacturer of Hi-8 millimeter military recorders supplied to the U.S. armed forces. PE's products include:

     o AN/USH-42: PE is currently under contract to manufacture these recording systems for use on the Navy's S-3B ASW aircraft. The AN/USH-42 will be used to record radar, infrared, bus, navigation and voice data.

     o WRR-818: This ruggedized video recorder uses certain components from commercial video recording equipment and has been selected for use on the U.S. Navy's F/A-18 and on the U.S. Air Force's A/OA-10 aircraft. It also has been selected by the U.S. Army for use in its Kiowa warrior reconnaissance helicopters. A similar recorder, the WRR-812, has been adapted for use in the Canadian Army's light armored reconnaissance vehicles.

     Ahead Technology manufactures burnish, glide and test heads used in the production of computer disk drives. These consumable products are used by many U.S. disk drive manufacturers to hone the surface and ensure the quality of magnetic disks used in computer hard drives. In addition, Ahead Technology specializes in the manufacture and refurbishment of broadcast video and audio heads, heads used in commercial flight data recorders and heads used in a variety of industries for reading, writing and verifying data on magnetic cards, tapes and inks.

CUSTOMERS

     A significant portion of the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. Approximately 71%, 78% and 84% of total consolidated revenues for fiscal 1997, 1996 and 1995, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies, principally the U.S. Navy. See "Export Sales" below for information concerning sales to foreign governments.

BACKLOG

     The following table sets forth the Company's backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated:

                                  March 31,        March 31,        March 31,
                                     1997            1996             1995
                                  --------         ---------        ---------
Government Products:

   U.S. Government ........    $ 85,900,000     $120,000,000      $115,200,000
   Foreign Government .....      23,000,000       21,200,000         8,600,000
                               ------------     ------------      ------------
                                108,900,000      141,200,000       123,800,000
Commercial Products .......       9,500,000        4,400,000         2,200,000
                               ------------     ------------      ------------
                               $118,400,000     $145,600,000      $126,000,000
                               ============     ============      ============

     "Backlog" refers to the aggregate revenues remaining to be earned at a specified date under contracts held by the Company, including, for U.S. Government contracts, the extent of the funded amounts thereunder which have been appropriated by Congress and allotted to the contract by the procuring Government agency. Backlog also includes all firm orders for commercial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

      At March 31, 1997, the Company's backlog of orders was approximately $118.4 million compared with $145.6 million at March 31, 1996. The decrease in backlog was due primarily to shipments of the Company's AN/UYQ-65 display workstations under a long-term production contract that had been carried in backlog for the past four years. In addition, there has been a recent shift in the Company's backlog to include a higher percentage of commercial product orders and defense contracts for COTS-based systems, both of which favor shorter lead times. New contract awards of approximately $113.2 million were booked during the fiscal year ended March 31, 1997. Approximately 80% of the backlog at March 31, 1997 is expected to result in revenues during fiscal 1998.

RESEARCH AND DEVELOPMENT

      The defense electronics sector is subject to rapid technological changes, and the Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, the Company's technological expertise is an important factor affecting its growth. A portion of its research and development activities has taken place in connection with customer-sponsored research and development contracts. Revenues recorded by the Company for customer-sponsored research and development were approximately $13,000,000, $12,100,000 and $18,800,000 for fiscal 1997, 1996 and 1995, respectively. All such customer-sponsored activities are the result of contracts directly or indirectly with the U.S. Government. The Company also invests in internal research and development ("IR&D"). Such expenditures were approximately $3,900,000, $600,000 and $800,000 for fiscal 1997, 1996 and 1995, respectively. The increase in IR&D expenditures in fiscal 1997 reflects the Company's investment in new technology and the diversification of its products.

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

      The percentages of revenues during fiscal 1997, 1996 and 1995 attributable to the Company's contracts by contract type were as follows:

                                                Fiscal Years Ended March 31,
                                         ---------------------------------------
                                         1997              1996             1995
                                         ----              ----             ----

Firm-fixed-price...............           85%               87%              74%

Cost-plus-incentive-fee........            5%               --                6%

Cost-plus-fixed-fee............           10%               13%              20%

     The consistent percentage and continued predominance of firm-fixed-price contracts is reflective of the fact that production contracts comprise a significant portion of the Company's U.S. Government contract portfolio.

     The Company negotiates for, and generally receives, progress payments from its customers of between 75-100% of allowable costs incurred on the previously described contracts. Included in its reported revenues are certain amounts which the Company has not billed to customers. These amounts, approximately $3.8 million, $8.7 million and $7.9 million as of March 31, 1997, 1996 and 1995, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations ("FAR"), incorporated by reference in U.S. Government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, have been excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $9.4 million and $9.9 million at March 31, 1997 and 1996, respectively.

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

COMPETITION

     The defense electronics sector is characterized by rapid technological change. The Company's products are sold in markets containing a number of competitors which are substantially larger than the Company, devote substantially greater resources to research and development and generally have greater financial resources. Certain of such competitors also are customers of and suppliers to the Company. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. The Company believes that it competes on the basis of the performance of its products, its reputation for prompt and responsive contract performance, and its accumulated technical knowledge and expertise. The Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields.

     In the military sector, the Company competes with many large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, there has been an increase in the number of consolidations and mergers of defense suppliers, and this trend is expected to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward system integration and assembly. Management believes that the Company has benefitted from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

PATENTS

     The Company has patents on certain of its commercial and data recording products. The Company does not believe patent protection to be significant to its current operations; however, future products and programs may generate the need for patent protection. Similarly, the Company and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations. Further, the Company does not believe that the loss or impairment, or expiration of any existing patents would have a material effect on the Company's financial position or future results of operations.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing process for its products, excluding optical products, consists primarily of the assembly of purchased components and testing of the product at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, insulated wire and cables. In addition, many of the Company's products use machined castings and housings, motors and recording and reproducing heads. Many of the purchased components are fabricated to Company designs and specifications. The manufacturing process for the Company's optics products includes the grinding, polishing and coating of various optical materials and machining of metal components.

     Although materials and purchased components generally are available from a number of different suppliers, several suppliers are the Company's sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. The Company has not experienced significant production delays attributable to supply shortages, but occasionally experiences quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to the Company's optical products, certain exotic materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

EXPORT SALES

     The Company currently sells several of its products and services in the international marketplace to countries such as Canada, Germany, Israel, Norway, the Republic of China and Spain. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. The Company's foreign contracts generally are payable in United States dollars. Export sales were less than 10% of total revenues in each of the fiscal years in the three-year period ended March 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below:



NAME                             POSITIONS WITH THE COMPANY                                                  AGE
----                             --------------------------                                                  ---
Mark S. Newman ................  Chairman of the Board, President, Chief Executive Officer                    47
                                 and Director

Nancy R. Pitek ................  Vice President, Finance, Treasurer and Secretary                             40

Paul G. Casner, Jr. ...........  Vice President; President of DRS Electronic Systems Group                    59




NAME                             POSITIONS WITH THE COMPANY                                                  AGE
----                             --------------------------                                                  ---
Stuart F. Platt ...............  Vice President and Director; President of DRS Data Systems Group             63

Richard Ross ..................  Vice President; President of DRS Electro-Optical Systems Group               42


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

     Paul G. Casner, Jr. joined the Company in 1993 as President of Technology Applications and Service Company ("TAS", now DRS Electronic Systems, Inc.). In 1994, he also became President of the DRS Electronic Systems Group and a Vice President of the Company. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management. He was the president of TAS prior to its acquisition by the Company.

     Stuart F. Platt has been a Director of the Company since 1991 and became the President of DRS Precision Echo, Inc. in July 1992. He was named Vice President of the Company in May 1994 and also serves as President of the DRS Data Systems Group. Rear Admiral Platt held various high level positions as a military officer in the Department of the Navy, retiring as Competition Advocate General of the Navy in 1987.

     Richard Ross was employed by the Company as Assistant Vice President and Director of Sales in 1986 and Assistant Vice President, Corporate Development in 1987. In 1988, he became a Vice President of the Company, and in 1990, he became President of DRS Photronics, Inc. Mr. Ross also serves as President of the DRS Electro-Optical Systems Group.

EMPLOYEES

     As of March 31, 1997, the Company employed 1,107 employees. None of the Company's employees are represented by labor unions, and the Company has experienced no work stoppages. There is a continuing demand for qualified technical personnel, and the Company believes that its future growth and success will depend upon its ability to attract, train and retain such personnel.


ITEM 2. PROPERTIES

     The Company leases the following properties:


   Subsidiary
      or                                                                            Approximate
    Division                       Location                   Activities           Square footage   Expiration
   ------------                    --------                   ----------           --------------   ----------
Corporate
---------
DRS Technologies, Inc.       Parsippany, New Jersey         Corporate Headquarters   6,000          Fiscal 2001

DRS Technologies, Inc.       Arlington, Virginia            Administrative and       2,000          Fiscal 2000
                                                            Marketing

ESG
----
DRS Electronic Systems,      Gaithersburg, Maryland         Administrative,          40,000         Fiscal 2000
   Inc.                                                     Engineering and
                                                            Manufacturing

DRS Laurel Technologies      Johnstown, Pennsylvania        Administrative and       38,000         Fiscal 1999
                                                            Manufacturing

DRS Laurel Technologies      North Davidsville,             Manufacturing            28,000         Fiscal 1998
                               Pennsylvania

DRS Technical Services,      San Diego, California          Engineering Support      5,000          Fiscal 2000
  Inc.                                                            Services

DRS Technical Services       Chesapeake, Virginia           Field Service and        15,000         Fiscal 2005
  Division                                                  Engineering Support

DRS Medical Systems          Mahwah, New Jersey             Administrative,          8,400          Fiscal 1998
                                                            Engineering and
                                                            Manufacturing
EOSG
----
DRS Photronics, Inc.         Oakland, New Jersey            Administrative and       25,400         Fiscal 1999
                                                            Engineering

DRS Optronics, Inc.          Palm Bay, Florida              Administrative,          54,000         Fiscal 2006
                                                            Engineering and
                                                            Manufacturing

DSG
---
DRS Precision Echo, Inc.     Santa Clara, California        Administrative,          55,000         Fiscal 2001
                                                            Engineering and
                                                            Manufacturing

DRS Ahead Technology, Inc.   San Jose, California           Administrative,          32,000         Fiscal 2001
                                                            Product Development and
                                                            Manufacturing

DRS Ahead Technology, Inc.   Plymouth, Minnesota            Administrative and       13,700         Fiscal 2003
                                                            Manufacturing

DRS Ahead Technology, Inc.   St. Croix Falls, Wisconsin     Administrative and       24,000         Fiscal 2000
                                                            Manufacturing

DRS Ahead Technology, Inc.   Dassel, Minnesota              Administrative and       23,100         Fiscal 2002
                                                            Manufacturing

DRS Ahead Technology, Inc.   Bloomington, Illinois          Manufacturing            5,400          Fiscal 2000


     The Company leases the Oakland, New Jersey building from LDR Realty Co., a partnership wholly-owned by Leonard Newman and David E. Gross, co-founders of the Company. The Company believes that this lease was consummated on terms no less favorable than those that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arms-length basis.

     The Company owns a 45,000 square foot building at 270 Motor Parkway, Hauppauge, New York, which currently houses a portion of Photronics' administrative, engineering and manufacturing operations. See Note 6 of Notes to Consolidated Financial Statements.

     Management believes that all of the Company's facilities are in good condition, adequate for their intended use and sufficient for the Company's immediate needs. It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time. Further, the Company believes that it can obtain additional space, if necessary, based on prior experience and current real estate market conditions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has not paid any cash dividends since 1976. The Company intends to retain future earnings for use in its business and does not expect to declare cash dividends on its Common Stock in the foreseeable future. The indentures relating to the Company's 8 1/2% Convertible Subordinated Debentures and 9% Senior Subordinated Convertible Debentures and the Company's bank lines of credit restrict the Company's ability to pay dividends or make other distributions on its Common Stock. See Note 6 of Notes to Consolidated Financial Statements for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of any future dividends will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by the Board of Directors.

     The information required by this item with respect to the market prices for the Company's common equity securities is incorporated herein by reference to page 38 of the DRS 1997 Annual Report (for the fiscal year ended March 31, 1997.)

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference herein to page 16 of the DRS 1997 Annual Report (for the fiscal year ended March 31, 1997).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference herein to pages 17 through 21 of the DRS 1997 Annual Report (for the fiscal year ended March 31, 1997).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference herein to pages 22 through 38 of the DRS 1997 Annual Report (for the fiscal year ended March 31, 1997).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     The information required by Items 10. thorough 13. of this Part is incorporated herein by reference to the Definitive Proxy Statement of the Company, dated June 27, 1997, for the 1997 Annual Meeting of Stockholders. Reference also is made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     Documents filed as part of this report

      1.  Financial Statements

          The following financial statements of Diagnostic/Retrieval Systems, Inc. and subsidiaries d.b.a. DRS Technologies, Inc. have been incorporated by reference to the DRS 1997 Annual Report (for the fiscal year ended March 31, 1997), pursuant to Item 8 of this report:

                                                                   1997 Annual
                                                                  Report Page(s)
                                                                  --------------
          Independent Auditors' Report ...........................     38

          Consolidated Balance Sheets -
          March 31, 1997 and 1996 ................................     22

          Consolidated Statements of Earnings -
          Years Ended March 31, 1997, 1996 and 1995  .............     23

          Consolidated Statements of Stockholders' Equity -
          Years Ended March 31, 1997, 1996 and 1995  .............     23

          Consolidated Statements of Cash Flows -
          Years Ended March 31, 1997, 1996 and 1995  .............     24

          Notes to Consolidated Financial Statements..............     25

      2.  Financial Statement Schedules

          See Appendix A hereto.

      3.  Exhibits

          Incorporated by reference to the Exhibit Index at the end of this report.

  (b)     Reports on Form 8-K

          There were no Form 8-K's filed during the fourth quarter of the fiscal year ending March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
                                       (d.b.a. DRS Technologies, Inc.)

Dated: June 27, 1997

                                       /s/ MARK S. NEWMAN
                                       -----------------------------------------
                                       Mark S. Newman, Chairman of the Board,
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                                    Date
---------                                   -----                                                    ----
/s/ MARK S. NEWMAN                          Chairman of the Board, President,                    June 27, 1997
------------------------------------        Chief Executive Officer and Director
Mark S. Newman


/s/ NANCY R. PITEK                          Vice President, Finance,                             June 27, 1997
------------------------------------        Treasurer and Secretary
Nancy R. Pitek


/s/ STUART F. PLATT                         Vice President, President of DRS Data                June 27, 1997
------------------------------------        Systems Group and Director
Stuart F. Platt


/s/ IRA ALBOM
------------------------------------        Director                                             June 27, 1997
Ira Albom


/s/ THEODORE COHN
------------------------------------        Director                                             June 27, 1997
Theodore Cohn


/s/ DONALD C. FRASER
------------------------------------        Director                                             June 27, 1997
Donald C. Fraser


/s/ WILLIAM F. HEITMANN
------------------------------------        Director                                             June 27, 1997
William F. Heitmann


/s/ MARK N. KAPLAN
------------------------------------        Director                                             June 27, 1997
Mark N. Kaplan


/s/ JACK RACHLEFF
------------------------------------        Director                                             June 27, 1997
Jack Rachleff


                                                                     Appendix A

               DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                          D.B.A. DRS TECHNOLOGIES, INC.
                                      INDEX

Independent Auditors Report

Financial Statement Schedules

     Schedule II    --     Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                  INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Diagnostic/Retrieval Systems, Inc. d.b.a. DRS Technologies, Inc.:


Under date of May 9, 1997, we reported on the consolidated balance sheets of Diagnostic/Retrieval Systems, Inc. and subsidiaries d.b.a. DRS Technologies, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG Peat Marwick LLP

Short Hills, New Jersey
May 9, 1997



                                             DIAGNOSTIC/RETRIEVAL SYSTEMS, INC. AND SUBSIDIARIES
                                                       d.b.a. DRS Technologies, Inc.

                                               Schedule II. Valuation and Qualifying Accounts
                                                  Years Ended March 31, 1997, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------
        Col. A                Col. B                    Col. C                               Col. D                      Col. E
------------------------------------------------------------------------------------------------------------------------------------
      Description           Balance at              Additions (a) (f)                  Deductions (b) (f)              Balance at
                            Beginning of     ------------------------------       -------------------------------        End of
                              Period            (1)                 (2)              (1)                 (2)             Period
                                             Charged to          Charged to       Credited to         Credited to
                                             Costs and             Other          Costs and             Other
                                              Expenses           Accounts-         Expenses           Accounts-
                                                                  Describe                             Describe
----------------------------------------------------------------------------------------------------------------------------------
INVENTORY RESERVE
Year ended March 31, 1997    $1,069,000      $   44,000        $2,166,000 (c)     $  400,000         $2,138,000 (e)    $  741,000
                             ----------      ----------        ----------         ----------         ----------        ----------
Year ended March 31, 1996    $1,400,000      $  670,000        $2,139,000 (c)     $    8,000         $3,132,000 (e)    $1,069,000
                             ----------      ----------        ----------         ----------         ----------        ----------
Year ended March 31, 1995    $2,409,000      $  439,000        $  536,000 (c)     $   83,000         $1,901,000 (e)    $1,400,000
                             ----------      ----------        ----------         ----------         ----------        ----------
LOSSES & FUTURE COSTS
ACCRUED ON UNCOMPLETED
CONTRACTS
Year ended March 31, 1997    $3,850,000      $1,564,000        $   16,000 (c)     $1,060,000         $2,166,000 (d)    $2,204,000
                             ----------      ----------        ----------         ----------         ----------        ----------
Year ended March 31, 1996    $4,555,000      $2,026,000        $  353,000 (c)     $  945,000         $2,139,000 (d)    $3,850,000
                             ----------      ----------        ----------         ----------         ----------        ----------
Year ended March 31, 1995    $3,214,000      $2,168,000        $  --              $  291,000         $  536,000 (d)    $4,555,000
                             ----------      ----------        ---------          ----------         ----------        ----------
OTHER
Year ended March 31, 1997    $        0      $    --           $  --              $    --            $   --            $        0
                             ----------      ----------        ---------          ----------         ----------        ----------
Year ended March 31, 1996    $  290,000      $    --           $  --              $  290,000         $   --            $        0
                             ----------      ----------        ---------          ----------         ----------        ----------
Year ended March 31, 1995    $  290,000      $    --           $  --              $     --           $   --            $  290,000
                             ----------      ----------        ---------          ----------         ----------        ----------

(a) Represents, on a full-year basis, net credits to reserve accounts.
(b) Represents, on a full-year basis, net charges to reserve accounts.
(c) Represents amounts reclassified from related reserve accounts.
(d) Represents amounts reclassified to related reserve accounts.
(e) Represents amounts utilized and credited to related asset accounts.
(f) Certain items in fiscal 1996 and 1995 have been reclassified to conform to the fiscal 1997 presentation.

                                      -18-

                                  EXHIBIT INDEX

    Certain of the following exhibits, designated with an asterisk (*) are filed herewith. Certain of the following exhibits, designated with a "P", are being filed on paper, pursuant to a hardship exemption under Rule 202 of Regulation S-T. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.




                                                                                            Page No.
Exhibit No.                           Description                                       Of Paper Filing
----------                            -----------                                       ---------------
   3.1  -- Restated Certificate of Incorporation of the Company [Registration
           Statement No. 2-70062-NY, Amendment No. 1, Exhibit 2(a)]

   3.2  -- Certificate of Amendment of the Restated Certificate of Incorporation of
           the Company, as filed July 7, 1983 [Registration Statement on Form 8-A of the Company, dated July 13, 1983, Exhibit 2.2]

   3.3 -- Composite copy of the Restated Certificate of Incorporation of the Company, as amended [Registration Statement No. 2-85238, Exhibit 3.3]

   3.4  -- Amended and Restated Certificate of Incorporation of the Company, as
           filed April 1, 1996 [Registration Statement No. 33-64641, Post-Effective
           Amendment No. 1, Exhibit 3.4]

   3.5  -- By-laws of the Company, as amended to November 7, 1994 [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 3.4]

   3.6  -- Certificate of Amendment of the Certificate of Incorporation of
           Precision Echo Acquisition Corp., as filed March 10, 1995 [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 3.5]

   3.7  -- Form of Advance Notice By-Laws of the Company [Form 10-Q, quarter ended
           December 31, 1995, File No. 1-8533, Exhibit 3]

   3.8  -- Amended and Restated By-Laws of the Company, as of April 1, 1996
           [Registration Statement No. 33-64641, Post-Effective Amendment No. 1,
           Exhibit 3.8]

   4.1  -- Indenture, dated as of September 22, 1995, between the Company and The
           Trust Company of New Jersey, as Trustee, in respect of the Company's 9%
           Senior Subordinated Convertible Debentures Due 2003 [Registration Statement
           No.33-64641, Amendment No. 1, Exhibit 4.1]

   4.2  -- Form of 9% Senior Subordinated Convertible Debenture Due 2003 (included as part of Exhibit 4.1)[Registration Statement No.33-64641, Amendment No.
           1, Exhibit 4.2]

   4.3  -- Registration Rights Agreement, dated as of September 22, 1995 between the
           Company and Forum Capital Markets L.P.[Registration Statement No.33-64641,
           Amendment No. 1, Exhibit 4.3]

   4.4  -- Indenture, dated as of August 1, 1983, between the Company and Bankers
           Trust Company, as Trustee [Form 10-Q, quarter ended September 30, 1983,
           File No. 1-8533, Exhibit 4.2]

   4.5  -- Indenture of Trust, dated December 1, 1991, among Suffolk County
           Industrial Development Agency, Manufacturers and Traders Trust Company, as
           Trustee and certain bondholders [Form 10-K, fiscal year ended March 31,
           1992, File No. 1-8533, Exhibit 4.2]

   4.6  -- Reimbursement Agreement, dated December 1, 1991, among Photronics Corp., the Company and Morgan Guaranty Trust Company of New York [Form 10-K,
           fiscal year ended March 31, 1992, File No. 1-8533, Exhibit 4.3]

   4.7  -- Registration Rights Agreement, dated as of March 27, 1996, by and between the Company and Palisade Capital Management L.L.C., acting as investment adviser to the accounts named therein [Registration Statement
           No. 33-64641, Post-Effective Amendment No. 1, Exhibit 4.7]

   4.8  -- First Supplemental Indenture, dated as of April 1, 1996, to Indenture, dated as of September 22, 1995, between the Company and The Trust Company of New Jersey, as Trustee [Registration Statement No. 33-64641,
           Post-Effective Amendment No. 1, Exhibit 4.8]

   4.9  -- First Supplemental Indenture, dated as of April 1, 1996, to Indenture, dated as of August 1, 1983, between the Company and Bankers Trust Company, as Trustee [Registration Statement No. 33-04929, Exhibit 4.9]

  10.1  -- Stock Purchase Agreement, dated as of August 6, 1993, among TAS
           Acquisition Corp., Technology Applications and Service Company, Paul G.
           Casner, Jr. and Terrence L. DeRosa [Form 10-Q, quarter ended December 31,
           1993, File No. 1-8533, Exhibit 6(a)(1)]

  10.2  -- Waiver Letter, dated as of September 30, 1993, among TAS Acquisition
           Corp., Technology Applications and Service Company, Paul G. Casner, Jr. and
           Terrence L. DeRosa [Form 10-Q, quarter ended December 31, 1993, File No.
           1-8533, Exhibit 6(a)(2)]

  10.3  -- Joint Venture Agreement, dated as of November 3, 1993, by and between
           DRS Systems Management Corporation and Laurel Technologies, Inc. [Form
           10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit
           6(a)(3)]

  10.4  -- Waiver Letter, dated as of December 13, 1993, by and between DRS Systems
           Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(4)]

  10.5  -- Partnership Agreement, dated December 13, 1993, by and between DRS
           Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q,
           quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(5)]

  10.6  -- Lease, dated June 28, 1979, between the Company and J.L. Williams & Co.,
           Inc. ("Williams") [Registration Statement No. 2-70062-NY, Exhibit
           9(b)(4)(i)]

  10.7  -- Lease, dated as of June 1, 1983, between LDR Realty Co. and the Company
           [Form 10-K, fiscal year ended March 31, 1984, File No. 1-8533, Exhibit 10.7]

  10.8  -- Renegotiated Lease, dated June 1, 1988, between LDR Realty Co. and the
           Company [Form 10-K, fiscal year ended March 31, 1989, File No. 1-8533,
           Exhibit 10.8]

  10.9  -- Lease, dated July 20, 1988, between Precision Echo, Inc. and Bay 511
           Corporation [Form 10-K, fiscal year ended March 31, 1991, File No. 1-8533,
           Exhibit 10.9]

  10.10 -- Amendment to Lease, dated July 1, 1993, between Precision Echo, Inc.
           and Bay 511 Corporation [Form 10-K, fiscal year ended March 31, 1994, File
           No. 1-8533, Exhibit 10.12]

  10.11 -- Second Amendment to Lease, dated October 17, 1995 between Precision
           Echo, Inc. and Bay 511 Corporation [Registration Statement No.33-64641,
           Amendment No. 1, Exhibit 10.11]

  10.12 -- Lease Modification Agreement, dated February 22, 1994, between
           Technology Applications and Service Company and Atlantic Real Estate
           Partners II [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533,
           Exhibit 10.13]

  10.13 -- Amendment to Lease Modification, dated June 1, 1994, between Technology
           Applications and Service Company and Atlantic Estate Partners II [Form
           10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.11]

  10.14 -- Triple Net Lease, dated October 22, 1991, between Technology
           Applications and Service Company and Marvin S. Friedberg [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.14]

  10.15 -- Lease, dated November 10, 1993, between DRS Systems Management Corp.
           and Skateland Roller Rink, Inc. [Form 10-K, fiscal year ended March 31,
           1994, File No. 1-8533, Exhibit 10.17]

  10.16 -- Lease, dated March 23, 1992, between Ahead Technology Corporation and
           Vasona Business Park [Form 10-K, fiscal year ended March 31, 1995, File No.
           1-8533, Exhibit 10.15]


 10.17 -- Amendment to Lease, dated May 21, 1992, between Ahead Technology
          Corporation and Vasona Business Park [Form 10-K, fiscal year ended March
          31, 1995, File No. 1-8533, Exhibit 10.16]

 10.18 -- Revision to Lease Modification, dated August 25, 1992, between Ahead
          Technology Corporation and Vasona Business Park [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.17]

 10.19 -- Lease, dated January 13, 1995, between the Company and Sammis New
          Jersey Associates [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.18]

 10.20 -- Lease, dated April 3, 1996, by and between the Company and Los Alamos
          Economic Development Corporation [Form 10-K, fiscal year ended March 31,
          1996, File No. 1-8533, Exhibit 10.20]

 10.21 -- 1991 Stock Option Plan of the Company [Registration Statement No.
          33-42886, Exhibit 28.1]

 10.22 -- Contract No. N00024-92-C-6102, dated September 28, 1992, between the
          Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.45]

 10.23 -- Modification No. P00005, dated August 24, 1994, to Contract No.
          N00024-92-C-6102 [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.22]

 10.24 -- Modification No. P00006, dated September 7, 1994, to Contract No.
          N00024-92-C6102 [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.23]

 10.25 -- Contract No. N00024-92-C-6308, dated April 1, 1992, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1993, File No. 1-8533,
          Exhibit 10.46]

 10.26 -- Modification No. P00001, dated July 30, 1992, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.47]

 10.27 -- Modification No. P00002, dated September 25, 1992, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.48]

 10.28 -- Modification No. P00003, dated October 22, 1992, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.49]

 10.29 -- Modification No. P00004, dated February 24, 1993, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.50]

 10.30 -- Modification No. P00005, dated June 11, 1993, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.26]

 10.31 -- Modification No. P00006, dated March 26, 1993, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1993, File No.
          1-8533, Exhibit 10.51]

 10.32 -- Modification No. P00007, dated May 3, 1993, to Contract No.
          N00024-92-C-6308 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.28]

 10.33 -- Modification No. PZ0008, dated June 11, 1993, to Contract No.
          N00024-92-C-6302 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.29]

 10.34 -- Contract No. N39998-94-C-2228, dated November 30, 1993, between the
          Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.30]

 10.35 -- Order No. 87KA-SG-51484, dated December 10, 1993, under Contract No.
          N00024-93-G-6336, between the Company and Westinghouse Electric Corporation
          Oceanic Division [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.31]

 10.36 -- Purchase Order Change Notice Order No. 87KA-SX-51484-P, dated April 21,
          1994, under Contract No. N00024-93-G-6336, between the Company and
          Westinghouse Electric Corporation Oceanic Division [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.35]

 10.37 -- Letter Subcontract No. 483901(L), dated February 18, 1994, under
          Contract No. N00024-94-D-5204, between the Company and Unisys Government
          Systems Group [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.32]

 10.38 -- Subcontract No. 483901(D), dated June 24, 1994, under Contract No.
          N00024-94-D-5204, between the Company and Unisys Corporation Government
          Systems Group [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.37]

 10.39 -- Contract No. N00019-90-G-0051, dated March 1, 1990, between Precision
          Echo, Inc. and the Navy [Form 10-K, fiscal year ended March 31, 1994, File
          No. 1-8533, Exhibit 10.35]

 10.40 -- Amendment 1A, dated February 26, 1992, to Contract No. N00019-90-G-0051
          [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.36]

 10.41 -- Amendment 1B, dated April 23, 1993, to Contract No. N00019-90-G-0051
          [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.37]

 10.42 -- Contract No. N00019-93-C-0041, dated January 29, 1993, between
          Photronics Corp. and the Navy [Form 10-K, fiscal year ended March 31, 1993,
          File No. 1-8533, Exhibit 10.54]

 10.43 -- Modification No. P00001, dated March 29, 1993, to Contract No.
          N00019-93-C-0041 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.39]

 10.44 -- Modification No. PZ0002, dated November 12, 1993, to Contract No.
          N00019-93-C-0041 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.40]

 10.45 -- Modification No. P00003, dated February 1, 1994, to Contract No.
          N00019-93-C-0041 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.41]

 10.46 -- Modification No. P00004, dated January 29, 1993, to Contract No.
          N00019-93-C-0041 [Registration Statement No.33-64641, Amendment
          No. 1, Exhibit 10.46]

 10.47 -- Modification No. P00005, dated January 29, 1993, to Contract No.
          N00019-93-C-0041 [Registration Statement No.33-64641, Amendment
          No. 1, Exhibit 10.47]

 10.48 -- Modification No. P00006, dated March 20, 1996, to Contract No.
          N00019-93-C-0041 [Form 10-K, fiscal year ended March 31, 1996, File No.
          1-8533, Exhibit 10.48]

 10.49 -- Contract No. N00019-93-C-0202, dated August 30, 1993, between
          Photronics Corp. and the Navy [Form 10-K, fiscal year ended March 31, 1994,
          File No. 1-8533, Exhibit 10.42]

 10.50 -- Modification No. P00001, dated March 30, 1994, to Contract No.
          N00019-93-C-0202 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.43]

 10.51 -- Modification No. P00002, dated April 29, 1994, to Contract No.
          N00019-93-C-0202 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.44]

 10.52 -- Modification No. P00003, dated August 9, 1994, to Contract No.
          N00019-93-C-0202 [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.55]

 10.53 -- Modification No. P00004, dated March 30, 1994, to Contract No.
          N00019-93-C-0202 [Form 10-K, fiscal year ended March 31, 1995, File No.
          1-8533, Exhibit 10.56]

 10.54 -- Modification No. P00005, dated August 30, 1993, to Contract No.
          N00019-93-C-0202 [Registration Statement No.33-64641, Amendment
          No. 1, Exhibit 10.53]

 10.55 -- Modification No. P00006, dated August 30, 1993, to Contract No.
          N00019-93-C-0202 [Registration Statement No.33-64641, Amendment
          No. 1, Exhibit 10.54]

 10.56 -- Contract No. N00024-93-C-5204, dated November 18, 1992, between
          Technology Applications and Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.53]

 10.57 -- Modification No. P00001, dated May 6, 1993, to Contract No.
          N00024-93-C-5204 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.54]

 10.58 -- Modification No. P00002, dated August 24, 1993, to Contract No.
          N00024-93-C-5204 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.55]

 10.59 -- Modification No. PZ0003, dated September 30, 1993, to Contract No.
          N00024-93-C-5204 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.56]

 10.60 -- Contract No. N00174-94-D-0006, dated February 17, 1994, between
          Technology Applications & Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.57]

 10.61 -- Modification No. P00001, dated March 7, 1994, to Contract No.
          N00174-94-D-0006 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.58]

 10.62 -- Modification No. P00003, dated May 19, 1994, to Contract No.
          N00174-94-D-0006 [Form 10-K, fiscal year ended March 31, 1994, File No.
          1-8533, Exhibit 10.59]

 10.63 -- Purchase Order No. 2285, dated June 6, 1994, between Photronics Corp.
          and International Precision Products N.V. [Form 10-K, fiscal year ended
          March 31, 1995, File No. 1-8533, Exhibit 10.73]

 10.64 -- Amendment No. 1, dated January 30, 1996, to Purchase Order No. 2285
          [Form 10-K, fiscal year ended March 31, 1996, File No. 1-8533, Exhibit
          10.64]

 10.65 -- Purchase Order No. 2286, dated June 6, 1994, between Photronics Corp.
          and International Precision Products N.V. [Form 10-K, fiscal year ended
          March 31, 1995, File No. 1-8533, Exhibit 10.75]

 10.66 -- Purchaser Order No. CN74325, dated December 14, 1994, between Precision
          Echo and Lockheed Aeronautical Systems Company [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.76]

 10.67 -- Amendment, dated February 14, 1995, to Purchase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company
          [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.67]

 10.68 -- Amendment, dated April 4, 1995, to Purchase Order No. CN74325, between
          Precision Echo and Lockheed Aeronautical Systems Company [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.68]

 10.69 -- Amendment, dated June 20, 1995, to Purchase Order No. CN74325, between
          Precision Echo and Lockheed Aeronautical Systems Company [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.69]

 10.70 -- Amendment, dated September 28, 1995, to Purchase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company
          [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.70]

 10.71 -- Amendment, dated November 7, 1995, to Purchase Order No. CN74325, between Precision Echo and Lockheed Aeronautical Systems Company
          [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.71]

 10.72 -- Contract No. N39998-94-C-2239, dated July 26, 1993, between the Company and the Navy [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533,
          Exhibit 10.77]

 10.73 -- Contract No. N00019-95-C-0057, dated December 16, 1994, between
          Precision Echo, Inc. and Naval Air Systems Command [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.78]

 10.74 -- Employment, Non-Competition and Termination Agreement, dated July 20,
          1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form
          10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 1]

 10.75 -- Stock Purchase Agreement, dated as of July 20, 1994, between
          Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 2]

 10.76 -- Asset Purchase Agreement, dated October 28, 1994, Acquisition by PE
          Acquisition Corp., a subsidiary of Precision Echo, Inc. of all of the
          Assets of Ahead Technology Corporation [Form 10-Q, quarter ended December
          31, 1994, File No. 1-8533, Exhibit 1]

 10.77 -- Amendment to Agreement for Acquisition of Assets, dated July 5, 1995, between Photronics Corp. and Opto Mechanik, Inc. [Form 8-K, Amendment No.
          1, July 5, 1995, File No. 1-8533, Exhibit 1]

 10.78 -- Contract No. N00421-95-D-1067, dated September 30, 1995, between the
          Company and the Navy [Registration Statement No.33-64641, Amendment No. 1,
          Exhibit 10.78]

 10.79 -- Lease, dated August 17, 1995, between Ahead Technology, Inc. and South
          San Jose Interests [Registration Statement No.33-64641, Amendment
          No. 1, Exhibit 10.79]

 10.80 -- Contract No. DAAH01-95-C-0308, dated July 21, 1995, between Photronics
          Corp. and the Army [Registration Statement No.33-64641, Amendment No. 1,
          Exhibit 10.80]

 10.81 -- Modification No. PZ0001, dated January 24, 1996, to Contract No.
          DAAH01-95-C-0308 [Form 10-K, fiscal year ended March 31, 1996, File No.
          1-8533, Exhibit 10.81]

 10.82 -- Modification No. P00002, dated February 24, 1996, to Contract No.
          DAAH01-95-C-0308 [Form 10-K, fiscal year ended March 31, 1996, File No.
          1-8533, Exhibit 10.82]

 10.83 -- Modification No. P00003, dated March 28, 1996, to Contract No.
          DAAH01-95-C-0308 [Form 10-K, fiscal year ended March 31, 1996, File No.
          1-8533, Exhibit 10.83]

 10.84 -- Lease, dated May 25, 1995, between Technology Applications and Service
          Company and Sports Arena Village, Ltd., L.P. [Registration Statement
          No.33-64641, Amendment No. 1, Exhibit 10.81]

 10.85 -- Contract No. 2025, dated December 20, 1993, between Opto Mechanik, Inc.
          and the Government of Israel, Ministry of Defense [Registration Statement
          No.33-64641, Amendment No. 1, Exhibit 10.82]

 10.86 -- Amendment to Contract No. 2025, dated August 31, 1995 between Opto
          Mechanik, Inc. and the Government of Israel, Ministry of Defense
          [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.83]

 10.87 -- Lease, dated August, 1995, by and between OMI Acquisition Corp. and
          Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.84]

 10.88 -- Lease, dated August, 1995, by and between OMI Acquisition Corp. and
          Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.85]

 10.89 -- Lease, dated August, 1995, by and between OMI Acquisition Corp. and
          Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.86]

 10.90 -- Memorandum of Lease, dated August, 1995, by and between OMI Acquisition
          Corp. and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties
          [Registration Statement No.33-64641, Amendment No. 1, Exhibit 10.87]

 10.91 -- Master Lease, dated August 31, 1995, between OMI Acquisition Corp. and
          General Electric Capital Corp. [Registration Statement No. 33-64641,
          Post-Effective Amendment No. 1, Exhibit 10.88]

 10.92 -- Schedule No. 001, dated September 1, 1995, to Master Lease between OMI
          Acquisition Corp. and General Electric Capital Corp. [Registration
          Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.89]

 10.93 -- Schedule No. 002, dated October 20, 1995, to Master Lease between OMI
          Acquisition Corp. and General Electric Capital Corp. [Registration
          Statement No.33-64641, Amendment No. 1, Exhibit 10.90]

  10.94 -- Joint Venture Agreement, dated as of February 6, 1996, by and among
           DRS/MS, Inc., Universal Sonics Corporation, Ron Hadani, Howard Fidel and
           Thomas S. Soulos [Registration Statement No.33-64641, Amendment
           No. 1, Exhibit 10.91]

  10.95 -- Partnership Agreement, dated as of February 6, 1996, by and between
           DRS/MS, Inc. and Universal Sonics Corporation [Registration Statement
           No.33-64641, Amendment No. 1, Exhibit 10.92]

  10.96 -- Asset Purchase Agreement, dated as of February 9, 1996, by and among
           Mag-Head Engineering, Company, Inc. and Ahead Technology Acquisition
           Corporation, a subsidiary of Precision Echo, Inc. [Registration Statement
           No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.93]

  10.97 -- Employment, Non-Competition and Termination Agreement, dated March 28,
           1996, between the Company and Leonard Newman [Registration Statement No.
           33-64641, Post-Effective Amendment No. 1, Exhibit 10.94]

  10.98 -- Contract No. N00024-95-G-5609, dated January 25, 1996, between
           Technology Applications and Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1996, File No. 1- 8533, Exhibit 10.98]

 *10.99 -- Asset Purchase Agreement, dated June 17, 1996, by and among Vikron,
           Inc., Northland Aluminum, Inc., Ahead Wisconsin Acquisition Corporation, a
           third-tier subsidiary of the Company, and Ahead Technology, Inc., a second-tier subsidiary of the Company

*10.100 -- Revolving Line of Credit Loan Agreement, dated May 31, 1996, between the Company and Mellon Bank, N.A.

*10.101 -- Agreement and Plan of Merger, dated September 30, 1996, by and among
           PTI Acquisition Corp., a subsidiary of the Company, Pacific Technologies,
           Inc., David A. Leedom, Karen A. Mason, Robert T. Miller, Carl S. Ito and
           Barry S. Kindig

*10.102 -- Asset Purchase Agreement, dated October 22, 1996, by and among Ahead
           Technology, Inc., a second-tier subsidiary of the Company, Nortronics
           Acquisition Corporation, a third-tier subsidiary of the Company, Nortronics
           Company, Inc., Alan Kronfeld, Thomas Philipich and Robert Liston

*10.103 -- First Amendment and Modification, dated December 6, 1996, by and among the Company, its Subsidiaries and Affiliates as Guarantors and Mellon Bank, N.A.

*10.104 -- Equipment Line of Credit/Term Loan Agreement, dated December 6,
           1996, by and between the Company and Mellon Bank, N.A.

*11     -- Computation of earnings per share

*13     -- Portions of the 1997 Annual Report to Stockholders of the Company

*21     -- List of subsidiaries of the Company as of March 31, 1997

*23.1   -- Consent of KPMG Peat Marwick LLP

*27     -- Financial Data Schedule
