Form 10-Q
period 1997-06-30
DRS TECHNOLOGIES INC
filed 1997-08-14
CIK 28630

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1997
                                ----------------------

                                       OR

          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

  Commission file number     1-8533
                        ----------------

                             DRS TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            DELAWARE                                         13-2632319
---------------------------------                     --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  5 Sylvan Way, Parsippany, New Jersey                         07054
------------------------------------------            --------------------------
  (Address of principal executive offices)                   (Zip Code)

                 (973) 898-1500
----------------------------------------------------
(Registrant's telephone number, including area code)

         DIAGNOSTIC/RETRIEVAL SYSTEMS, INC.
----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      As of August 8, 1997, 5,589,149 shares of the registrant's Common Stock, $.01 par value were outstanding (exclusive of 421,117 shares held in treasury).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q


PART 1.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets - June 30, 1997
                   and March 31, 1997....................................  3

                   Condensed Consolidated Statements of Earnings - Three
                   Months Ended June 30, 1997 and 1996...................  4

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended June 30, 1997 and 1996.............  5

                   Notes to Condensed Consolidated Financial Statements..  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................  7-10

PART 2.            OTHER INFORMATION

         Item 1.   Not Applicable

         Item 2.   Not Applicable

         Item 3.   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders...  11

         Item 5.   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K......................  11

SIGNATURES         ......................................................  12

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30, 1997         March 31, 1997
                                                                      -------------         --------------
                                     ASSETS
                                     ------
 Current Assets:
     Cash and cash equivalents ....................................  $ 7,383,000            $ 9,455,000
     Accounts receivable, net .....................................   25,130,000             24,343,000
     Inventories, net of progress payments ........................   24,195,000             25,169,000
     Prepaid expenses and other current assets ....................    1,416,000              1,389,000
                                                                     -----------            -----------
         Total current assets .....................................   58,124,000             60,356,000

 Property, plant and equipment, less accumulated
     depreciation and amortization of $29,322,000 and
     $28,299,000 at June 30, 1997 and March 31, 1997,
     respectively .................................................   20,461,000             19,987,000

 Intangible assets, less accumulated amortization of
     $5,080,000 and $4,827,000 at June 30, 1997 and
     March 31, 1997, respectively .................................   10,711,000             10,915,000

 Other assets .....................................................    6,379,000              6,415,000
                                                                     -----------            -----------
                                                                     $95,675,000            $97,673,000
                                                                     ===========            ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 Current liabilities ..............................................  $24,194,000            $27,518,000

 Long-term debt, excluding current installments ...................   30,650,000             30,801,000
 Deferred income taxes ............................................    3,367,000              3,367,000
 Other liabilities ................................................    3,021,000              3,000,000
                                                                     -----------            -----------
         Total liabilities ........................................   61,232,000             64,686,000

 Stockholders' equity:
 Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued 6,010,266
     and 6,007,786 shares at June 30, 1997 and
     March 31, 1997, respectively .................................       60,000                 60,000

 Additional paid-in capital .......................................   14,473,000             14,208,000
 Retained earnings ................................................   22,028,000             20,685,000
                                                                     -----------            -----------
                                                                      36,561,000             34,953,000
 Treasury Stock, at cost:
     421,117 and 420,893 shares of Common Stock at
     June 30, 1997 and March 31, 1997, respectively ...............   (1,624,000)            (1,622,000)

 Unamortized restricted stock compensation ........................     (494,000)              (344,000)
                                                                     -----------            -----------
     Net stockholders' equity .....................................   34,443,000             32,987,000
                                                                     -----------            -----------

 Commitments and contingencies

                                                                     $95,675,000            $97,673,000
                                                                     ===========            ===========


 See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)


                                                                                      Three Months Ended June 30,
                                                                                      ---------------------------
                                                                                      1997                  1996
                                                                                      ----                  ----

 Revenues .....................................................................   $38,997,000           $27,423,000

 Costs and expenses ...........................................................    36,098,000            24,955,000
                                                                                  -----------           -----------

           Operating income ...................................................     2,899,000             2,468,000

 Interest and related expenses ................................................      (903,000)             (832,000)

 Interest and other income, net ...............................................       243,000               238,000

 Minority interest ............................................................      (108,000)              (38,000)
                                                                                  -----------           -----------

           Earnings before income taxes .......................................     2,131,000             1,836,000

 Income taxes .................................................................       788,000               716,000
                                                                                  -----------           -----------

           Net earnings .......................................................   $ 1,343,000           $ 1,120,000
                                                                                  ===========           ===========


 Earnings per share of common stock:
           Primary ............................................................   $      0.23           $      0.20
           Fully Diluted ......................................................   $      0.20           $      0.18

 Weighted average number of shares of common stock outstanding:
           Primary ............................................................     5,809,000             5,680,000
           Fully Diluted ......................................................     8,978,000             8,877,000








 See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended June 30,
                                                                         ----------------------------
                                                                              1997           1996
                                                                         ------------    ------------
Cash flows from operating activities
    Net earnings .....................................................   $  1,343,000    $  1,120,000

Adjustments to reconcile net earnings to cash flows from operating activities:

    Depreciation and amortization ....................................      1,495,000       1,022,000
    Other, net .......................................................        516,000         498,000

Changes in assets and liabilities, net of effects from business combinations:

    (Increase) decrease in accounts receivable .......................       (787,000)        377,000
    (Increase) decrease in inventories ...............................        566,000      (1,454,000)
    (Increase) decrease in prepaid expenses and
       other current assets ..........................................        (27,000)        193,000
    (Decrease) in current and other liabilities ......................     (3,023,000)     (8,271,000)
    Other, net .......................................................       (135,000)         93,000
                                                                         ------------    ------------
    Net cash used in operating activities ............................        (52,000)     (6,422,000)
                                                                         ------------    ------------
Cash flows from investing activities

    Capital expenditures .............................................     (1,101,000)     (1,093,000)
    Payments pursuant to business combinations,
       net of cash acquired ..........................................       (290,000)     (3,892,000)
    Other, net .......................................................        (50,000)           --
                                                                         ------------    ------------
    Net cash used in investing activities ............................     (1,441,000)     (4,985,000)
                                                                         ------------    ------------
Cash flows from financing activities

    Net repayments of short-term debt ................................       (441,000)     (1,093,000)
    Payments on long-term debt .......................................       (142,000)       (239,000)
    Other, net .......................................................          4,000          11,000
                                                                         ------------    ------------
    Net cash used in financing activities ............................       (579,000)     (1,321,000)
                                                                         ------------    ------------
Net decrease in cash and cash equivalents ............................     (2,072,000)    (12,728,000)
Cash and cash equivalents, beginning of period .......................      9,455,000      22,785,000
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $  7,383,000    $ 10,057,000
                                                                         ============    ============


      See accompanying notes to condensed consolidated financial statements

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 1997, and the results of operations and cash flows for the three-month periods ended June 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated. Certain items in the June 30, 1996 and March 31, 1997 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1998 presentation. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2) Inventories are summarized as follows:

                                                June 30, 1997    March 31, 1997
                                                -------------    --------------
    Work-in-process ...........................  $33,043,000      $38,740,000
    Raw material, unallocated stock and
      finished goods ..........................    5,404,000        3,874,000
                                                 -----------      -----------
                                                  38,447,000       42,614,000
    Less progress payments ....................  (14,252,000)     (17,445,000)
                                                 -----------      -----------
    Total .....................................  $24,195,000      $25,169,000
                                                 ===========      ===========

   General and administrative costs included in work-in-process were approximately $9.5 million and $9.4 million at June 30, 1997 and March 31, 1997, respectively. General and administrative expenses included in costs and expenses amounted to approximately $9.4 million and $5.5 million for the three months ended June 30, 1997 and 1996, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $1.0 million and $.6 million for the fiscal quarters ended June 30, 1997 and 1996, respectively.

3) The Company's industrial revenue bonds due January 1, 1998 (the "Bonds") are supported by an irrevocable, direct-pay letter of credit. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. As of June 30, 1997, the Debt Ratio was above the required minimum ratio. The Company has obtained a waiver, expiring on the maturity date of the Bonds, from the issuing bank of the required Debt Ratio and is in compliance with all covenants under the letter of credit.

4) On May 13, 1997, DRS Ahead Technology, Inc., a second-tier subsidiary of the Company ("Ahead"), acquired approximately 80 percent of the outstanding equity of Magnetic Heads Company, Ltd. ("MHC") for approximately $.3 million. Located in Razlog, Bulgaria, MHC is a manufacturer and supplier of magnetic recording heads used primarily for commercial applications. In connection with this acquisition, Ahead has agreed to make additional investments in MHC totaling approximately $2.3 million over a five-year period. For purposes of this agreement, investments include transfer of technology and related intangible assets, transfer of inventory and other productive assets, employee training and other similar transfers and expenditures. The acquisition of the equity of MHC has been accounted for using the purchase method of accounting. Accordingly, the results of operations of MHC have been included in the Company's reported operating results as of the effective date of the acquisition. The financial position and results of operations of MHC were not significant to those of the Company as of the effective date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and subsidiaries (hereinafter, the "Company") as of June 30, 1997 and for the three-month periods ended June 30, 1997 and 1996. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

      The following discussion and analysis includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ from the results suggested by these forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.

ACQUISITIONS AND RELATED ACTIVITIES

      On May 13, 1997, DRS Ahead Technology, Inc., a second-tier subsidiary of the Company ("Ahead"), acquired approximately 80 percent of the outstanding equity of Magnetic Heads Company, Ltd. ("MHC") for approximately $.3 million. Located in Razlog, Bulgaria, MHC is a manufacturer and supplier of magnetic recording heads used primarily for commercial applications. In connection with this acquisition, Ahead has agreed to make additional investments in MHC totaling approximately $2.3 million over a five-year period. For purposes of this agreement, investments include transfer of technology and related intangible assets, transfer of inventory and other productive assets, employee training and other similar transfers and expenditures. The acquisition of the equity of MHC has been accounted for using the purchase method of accounting. Accordingly, the results of operations of MHC have been included in the Company's reported operating results as of the effective date of the acquisition. The financial position and results of operations of MHC were not significant to those of the Company as of the effective date of acquisition.

REORGANIZATION PLAN

      During the first quarter of fiscal 1998, the Company moved certain of its military display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland. The costs associated with this relocation were not significant to the Company's consolidated operating results for the three-month period ended June 30, 1997.

      It is currently anticipated that in the second half of this fiscal year, the Company will relocate its multi-platform boresighting equipment product lines, presently located and operating in Hauppauge, New York, to Oakland, New Jersey. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. Due to the uncertainty associated with specific aspects of this proposed relocation, a potential range of costs to be incurred is not currently estimable. Although costs associated with this proposed relocation may impact operating results for the fiscal quarter ending September 30, 1997, the Company believes that the overall reduction in its infrastructure resulting from this reorganization plan will have a positive effect on the Company's operating results for the fiscal year.

RESULTS OF OPERATIONS

      The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period.

--------------------------------------------------------------------------------

                                   Percent of Revenues
                                   -------------------
                                   Three Months Ended           Percent
                                        June 30,                Changes
                                   -------------------        -------------
                                     1997      1996           1997 vs. 1996
                                   --------  --------         -------------

Revenues ..........................  100.0%    100.0%             42.2%

Costs and expenses ................   92.6      91.0              44.7%
                                     -----     -----
  Operating income ................    7.4       9.0              17.5%

Interest and related expenses .....   (2.3)     (3.0)              8.5%

Interest and other income, net ....    0.6       0.8               2.1%

Minority interest .................   (0.3)     (0.1)            184.2%
                                     -----     -----

  Earnings before income taxes ....    5.4       6.7              16.1%

Income taxes ......................    2.0       2.6              10.1%
                                     -----     -----
  Net earnings ....................    3.4%      4.1%             19.9%
                                     =====     =====

--------------------------------------------------------------------------------

      Revenues for the three-month period ended June 30, 1997 increased 42.2% to $39.0 million from $27.4 million for the same three-month period in fiscal 1997. The revenue growth in the first quarter was attributable primarily to shipments associated with the Company's military display workstation product lines, increased commercial product sales, which include revenues from businesses acquired in fiscal 1997, and product shipments relating to the Company's electro-optical system product lines.

      Operating income for the three-month period ended June 30, 1997 increased 17.5% to $2.9 million from $2.5 million for the same three-month period in fiscal 1997. Operating income as a percentage of revenue was 7.4% for the three-month period ended June 30, 1997, as compared with 9.0% in the comparable prior year period. The increase in operating income was due to the overall increase in revenues and to higher income generated primarily by certain of the Company's military display workstation and data storage system product lines. The decrease in operating income as a percentage of revenue was primarily attributable to an increase in military revenues from development contracts, which typically yield lower margins than production contracts. In addition, margins on revenues from commercial product line sales declined, due to a seasonal downturn effecting the specialty magnetic head market.

      Interest and related expenses were $.9 million and $.8 million for the three-month periods ended June 30, 1997 and 1996, respectively. The increase was primarily due to a net increase in financing for capital expenditures in the second half of fiscal 1997.

      Interest and other income, net was $.2 million for the three-month periods ended June 30, 1997 and 1996, respectively. Minority interest increased to $.1 million for the three-month period ended June 30, 1997 from $38,000 in the comparable prior year period. The increase was due to the growth of the DRS Laurel Technologies partnership ("Laurel"), in which the Company has an 80% interest. Laurel manufactures many of the Company's military display workstations.

      The Company's effective tax rates for the three-month periods ended June 30, 1997 and 1996 were 37% and 39%, respectively. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The lower effective income tax rate for the fiscal quarter ended June 30, 1997 reflects the anticipated benefit of certain transactions to be completed by the Company this fiscal year in connection with a reorganization plan (see "Reorganization Plan"). The provision for income taxes includes all estimated income taxes payable to federal and state governments, as applicable.

FINANCIAL CONDITION AND LIQUIDITY

      CASH AND CASH FLOW: Cash and cash equivalents at June 30, 1997 and March 31, 1997 represented approximately 8% and 10%, respectively, of total assets. During the three-month period ended June 30, 1997, cash decreased by approximately $2.1 million. This decrease resulted from the uses of approximately $1.1 million for capital expenditures, $.6 million for debt repayments and $.3 million for acquisitions. In addition, approximately $.1 million was used in support of operations.

      Capital expenditures, excluding assets acquired as a result of business combinations, are expected to approximate $4 million for the fiscal year ending March 31, 1998. The majority of these expenditures will be for computer and production-related equipment.

      Working capital as of June 30, 1997 was $33.9 million, as compared to $32.8 million at March 31, 1997. The increase was primarily due to a reduction in accounts payable, offset in part by lower cash balances resulting from net uses of cash for investing and financing activities, as outlined above.

      On May 31, 1996, the Company entered into a revolving line of credit loan agreement with Mellon Bank, N.A. ("Mellon Bank") for a three-year $15 million unsecured revolving line of credit (the "Line of Credit"), available for working capital borrowings and letters of credit. On December 6, 1997, the Company entered into a $5 million secured equipment line of credit/term loan agreement with Mellon Bank (the "Equipment Facility"). The Equipment Facility is available for equipment purchases made through June 30, 1999.

      As of June 30, 1997, approximately $2.9 million was outstanding against the Line of Credit, of which $2.0 million was contingently payable under letters of credit, as compared with $5.3 million and $2.3 million, respectively, at March 31, 1997. The net decrease was attributable to the transfer of approximately $1.6 million to the Equipment Facility, together with repayments of $.5 million and the expiration of a previously outstanding letter of credit for $.3 million. Approximately $.4 million and $.6 million of debt outstanding on the Line of Credit was classified as long-term debt at June 30, 1997 and March 31, 1997, respectively. Approximately $1.6 million was outstanding against the equipment facility at June 30, 1997; there were no outstanding borrowings as of March 31, 1997.

      The Company believes that its current working capital position and available bank financing are sufficient to support its current operational needs, as well as its near-term business objectives.

      ACCOUNTS RECEIVABLE AND INVENTORIES: Accounts receivable increased by approximately $.8 million in the three-month period ended June 30, 1997, primarily due to the timing of shipments of the Company's military display workstations this quarter, offset in part by the collection of certain progress billings billed in the prior year. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year.

      Inventories decreased by approximately $1.0 million from March 31, 1997, due primarily to the shipments of the Company's display workstation products this fiscal quarter, offset in part by higher commercial product line inventories and the effect of increased material procurement relating to certain of the Company's mission data recording products.

--------------------------------------------------------------------------------
                                  June 30, 1997        March 31, 1997
--------------------------------------------------------------------------------

Quick ratio ......................      1.3                  1.2
Current ratio ....................      2.4                  2.2
Liabilities-to-equity ratio ......      1.8                  2.0
Long-term debt, excluding
current installments, to
capitalization ...................     47.1%                48.3%

--------------------------------------------------------------------------------

      BACKLOG: Backlog at June 30, 1997 was approximately $116.0 million as compared to $118.4 million at March 31, 1997. The decrease in backlog was due to the net effect of revenues, partially offset by bookings. New contract awards of approximately $37 million were booked in the three-month period ended June 30, 1997.

LETTER OF CREDIT

      The Company's industrial revenue bonds due January 1, 1998 (the "Bonds") are supported by an irrevocable, direct-pay letter of credit. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. As of June 30, 1997, the Debt Ratio was above the required minimum ratio. The Company has obtained a waiver, expiring on the maturity date of the Bonds, from the issuing bank of the required Debt Ratio and is in compliance with all covenants under the letter of credit.

ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplifies the current standards for computing earnings per share ("EPS"), as specified in Accounting Principals Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. The Company will adopt this standard in the current fiscal year, beginning with the fiscal quarter ending December 31, 1997. Had the Company adopted this standard in the first quarter of fiscal 1998, basic EPS would have been $0.24 and $0.20 and diluted EPS would have been $0.20 and $0.18 for the three-month periods ended June 30, 1997 and 1996, respectively.

      PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11.   Schedule of Computations of Per Share Earnings

                  27.   Financial Data Schedule

            (b)   Reports on Form 8-K

                  None.

                   DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DRS TECHNOLOGIES, INC.
                                    ----------------------
                                         Registrant


Date: August 14, 1997                /s/ NANCY R. PITEK
                                     -------------------------------------
                                     Nancy R. Pitek
                                     Vice President, Finance and Treasurer