Form 10-Q
period 1997-09-30
DRS TECHNOLOGIES INC
filed 1997-11-14
CIK 28630

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [ ]         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                          Commission file number 1-8533


                             DRS TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                          13-2632319
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


  5 SYLVAN WAY, PARSIPPANY, NEW JERSEY                               07054
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (973) 898-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ---

     As of November 10, 1997, 5,613,605 shares of the registrant's Common Stock, $.01 par value were outstanding (exclusive of 402,461 shares held in treasury).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                            Page
                                                                            ----
PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -- September 30, 1997
               and March 31, 1997..........................................   3

             Condensed Consolidated Statements of Earnings -- Three and
               Six Months Ended September 30, 1997 and 1996................   4

             Condensed Consolidated Statements of Cash Flows -- Three and
               Six Months Ended September 30, 1997 and 1996................   5

             Notes to Condensed Consolidated Financial Statements..........  6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 9-14

PART 2. OTHER INFORMATION

     Item 1. Not Applicable

     Item 2. Not Applicable

     Item 3. Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders............ 15

     Item 5. Not Applicable

     Item 6. Exhibits and Reports on Form 8-K............................... 15

SIGNATURES ................................................................. 16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                                September 30,     March 31,
                                                                    1997             1997
                                                                ------------     -----------
                             ASSETS
Current Assets:
    Cash and cash equivalents ..............................    $  7,435,000     $ 9,455,000
    Accounts receivable, net ...............................      29,747,000      24,343,000
    Inventories, net of progress payments ..................      27,901,000      25,169,000
    Prepaid expenses and other current assets ..............       1,369,000       1,389,000
                                                                ------------     -----------
         TOTAL CURRENT ASSETS ..............................      66,452,000      60,356,000

Property, plant and equipment, less accumulated
    depreciation and amortization of $30,342,000
    and $28,299,000 at September 30, 1997 and
    March 31, 1997, respectively ...........................      20,573,000      19,987,000
Intangible assets, less accumulated amortization of
    $5,286,000 and $4,827,000 at September 30, 1997
    and March 31, 1997, respectively .......................       9,961,000      10,915,000
Other assets ...............................................       6,190,000       6,415,000
                                                                ------------     -----------
                                                                $103,176,000     $97,673,000
                                                                ============     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt .................    $  7,256,000     $ 2,255,000
    Other current liabilities ..............................      27,710,000      25,263,000
                                                                ------------     -----------
         TOTAL CURRENT LIABILITIES .........................      34,966,000      27,518,000

Long-term debt, excluding current installments .............      25,507,000      30,801,000
Deferred income taxes ......................................       3,367,000       3,367,000
Other liabilities ..........................................       3,337,000       3,000,000
                                                                ------------     -----------
         TOTAL LIABILITIES .................................      67,177,000      64,686,000

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value per share
    Authorized 20,000,000 shares; issued 6,015,066
    and 6,007,786 shares at September 30, 1997 and
    March 31, 1997, respectively ...........................          60,000          60,000
Additional paid-in capital .................................      14,629,000      14,208,000
Retained earnings ..........................................      23,495,000      20,685,000
                                                                ------------     -----------
                                                                  38,184,000      34,953,000
Treasury Stock, at cost:
    402,461 and 420,893 shares of Common Stock at
    September 30, 1997 and March 31, 1997, respectively ....      (1,561,000)     (1,622,000)
Unamortized restricted stock compensation ..................        (624,000)       (344,000)
                                                                ------------     -----------
    NET STOCKHOLDERS' EQUITY ...............................      35,999,000      32,987,000
                                                                ------------     -----------
Commitments and contingencies ..............................    $103,176,000     $97,673,000
                                                                ============     ===========


           See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                           September 30,                  September 30,
                                                   ---------------------------     ---------------------------
                                                       1997            1996           1997            1996
                                                   -----------     -----------     -----------     -----------
Revenues ......................................    $38,738,000     $33,440,000     $77,735,000     $60,863,000
Costs and expenses ............................     34,853,000      30,408,000      70,917,000      55,363,000
Restructuring Charge ..........................        600,000            --           634,000            --
                                                   -----------     -----------     -----------     -----------
          Operating income ....................      3,285,000       3,032,000       6,184,000       5,500,000
Interest and related expenses .................       (899,000)       (903,000)     (1,802,000)     (1,735,000)
Interest and other income, net ................        448,000         226,000         691,000         464,000
Minority interest .............................       (504,000)        (66,000)       (612,000)       (104,000)
                                                   -----------     -----------     -----------     -----------
          Earnings before income taxes ........      2,330,000       2,289,000       4,461,000       4,125,000
Income taxes ..................................        863,000         893,000       1,651,000       1,609,000
                                                   -----------     -----------     -----------     -----------
          Net earnings ........................    $ 1,467,000     $ 1,396,000     $ 2,810,000     $ 2,516,000
                                                   ===========     ===========     ===========     ===========
Earnings per share of common stock:
          Primary .............................    $      0.25     $      0.24     $      0.48     $      0.44
          Fully Diluted .......................    $      0.21     $      0.21     $      0.41     $      0.38

Weighted average number of shares of
  common stock outstanding:
          Primary .............................      5,887,000       5,743,000       5,848,000       5,712,000
          Fully Diluted .......................      9,111,000       8,907,000       9,044,000       8,892,000


                    See accompanying notes to condensed consolidated financial statements.

                           DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                      Six Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                    1997            1996
                                                                -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ...........................................    $ 2,810,000     $  2,516,000

Adjustments to reconcile net earnings to cash
  flows from operating activities:
    Depreciation and amortization ..........................      3,094,000        2,235,000
    Other, net .............................................        464,000         (188,000)
Changes in assets and liabilities, net of effects from
  business combinations and divestitures:
    (Increase) decrease in accounts receivable .............     (5,917,000)      (5,219,000)
    (Increase) decrease in inventories .....................     (4,571,000)        (751,000)
    (Increase) decrease in prepaid expenses and
       other current assets ................................        (41,000)          74,000
    Increase (decrease) in current and other liabilities ...      2,399,000       (7,901,000)
    Other, net .............................................       (125,000)          85,000
                                                                -----------     ------------
    NET CASH USED IN OPERATING ACTIVITIES ..................     (1,887,000)      (9,149,000)
                                                                -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...................................     (2,440,000)      (1,619,000)
    Sale of fixed assets ...................................          1,000          122,000
    Payments pursuant to business combinations,
       net of cash acquired ................................       (290,000)      (3,892,000)
    Proceeds from sale of partnership net assets ...........      1,890,000             --
    Other, net .............................................        (53,000)            --
                                                                -----------     ------------
    Net cash used in investing activities ..................       (892,000)      (5,389,000)
                                                                -----------     ------------
Cash flows from financing activities
    Net proceeds from short-term borrowings ................      1,032,000          667,000
    Payments on long-term debt .............................       (293,000)        (465,000)
    Other, net .............................................         20,000           47,000
                                                                -----------     ------------
    NET CASH USED IN FINANCING ACTIVITIES ..................        759,000          249,000
                                                                -----------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................     (2,020,000)     (14,289,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............      9,455,000       22,785,000
                                                                -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................    $ 7,435,000     $  8,496,000
                                                                ===========     ============


           See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1) In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and subsidiaries (hereinafter, "DRS" or the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 1997, the results of operations for the three- and six-month periods ended September 30, 1997 and 1996, and cash flows for the six-month periods ended September 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated. Certain items in the September 30, 1996 and March 31, 1997 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1998 presentation. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2)   Inventories are summarized as follows:

                                                 September 30,       March 31,
                                                     1997              1997
                                                 ------------      ------------
     Work-in-process .........................   $ 40,599,000      $ 38,740,000
     Raw material, unallocated stock and
       finished goods ........................      7,084,000         3,874,000
                                                 ------------      ------------
                                                   47,683,000        42,614,000
     Less progress payments ..................    (19,782,000)      (17,445,000)
                                                 ============      ============
         Total ...............................   $ 27,901,000      $ 25,169,000
                                                 ============      ============

     General and administrative costs included in work-in-process were approximately $8.8 million and $9.4 million at September 30, 1997 and March 31, 1997, respectively. General and administrative expenses included in costs and expenses amounted to approximately $6.1 million and $7.5 million, respectively, for the three-month periods ended September 30, 1997 and 1996, and approximately $15.4 million and $13.0 million, respectively, for the six-month periods then ended.


3) The Company's industrial revenue bonds due January 1, 1998 (the "Bonds") are supported by an irrevocable, direct-pay letter of credit. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. As of September 30, 1997, the Debt Ratio was above the required minimum ratio. The Company has obtained a waiver, expiring on the maturity date of the Bonds, from the issuing bank of the required Debt Ratio and is in compliance with all covenants under the letter of credit.

4) On May 13, 1997, DRS Ahead Technology, Inc., a second-tier subsidiary of the Company ("Ahead"), acquired approximately 80 percent of the outstanding equity of Magnetic Heads Company, Ltd. ("MHC") for approximately $.3 million. Located in Razlog, Bulgaria, MHC is a manufacturer and supplier of magnetic recording heads used primarily for commercial applications. In connection with this acquisition. Ahead has agreed to make additional investments in MHC totaling approximately $2.3 million over a five-year period. For purposes of this agreement, investments include transfer of technology and related intangible assets, transfer of inventory and other productive assets, employee training and other similar transfers and expenditures. The acquisition of the equity of MHC has been accounted for using the purchase method of accounting. Accordingly, the results of operations of MHC have been included in the Company's reported operating results as of the effective date of the acquisition. The financial position and results of operations of MHC were not significant to those of the Company as of the effective date of acquisition.

5) On September 12, 1997, the Company sold substantially all of the net assets of DRS Medical Systems to United States Surgical Corporation for approximately $1.9 million in cash. DRS Medical Systems was formed February 6, 1996, when a wholly-owned subsidiary of DRS entered into a partnership with Universal Sonics Corporation, a privately-held company. The sale resulted in a gain of approximately $149,000 and the reversal of accrued obligations of $324,000. DRS Medical Systems accounted for approximately 2 percent of DRS' fiscal 1997 revenues.

6) During the second quarter of fiscal 1998, the Company completed the move of certain of its military display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland.

     The Company expects to complete the relocation of its multi-platform boresighting equipment product lines, presently located and operating in Hauppauge, New York, to Oakland, New Jersey in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $600,000 and $634,000 in the three- and six-month periods ended September 30, 1997, respectively, in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the cost of leasehold improvements for the Oakland, NJ production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The following table reconciles the restructuring charge to the related reserve account balance as of September 30, 1997:


                                              Total
                                            ---------
     Fiscal 1998 Restructuring
       Charge ..........................    $ 634,000
     Cash outflows for severance
       payments* .......................     (253,000)
                                            ---------
     Balance at September 30, 1997 .....    $ 381,000
                                            =========
     ----------

     * Cash outflows for idle plant costs are expected to occur in the third and fourth quarters of fiscal 1998.

     The Company believes that the overall reduction in its infrastructure resulting from this reorganization plan will have a positive effect on the Company's operating results for the fiscal year.

7) On October 29, 1997 (the "Closing Date"), DRS acquired, through certain of its subsidiaries, the assets of the Applied Systems Division of Spar Aerospace Limited ("Spar"), a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Limited, incorporated under the laws of England and Wales (the "Acquisition"), pursuant to a Purchase Agreement (the "Agreement") dated as of September 19, 1997, between DRS and Spar. The Company paid approximately $29 million in cash for the Acquisition.

     Headquartered in Kanata, Ontario, Canada, and now operating under the name DRS Flight Safety and Communications, Spar Applied Systems Division has been an international provider of aviation and defense systems for over 30 years. It designs, manufactures and markets sophisticated flight safety systems, naval communications systems and other advanced electronics for government and commercial customers around the world. It also provides custom manufacturing services for complex electronic assemblies and systems.

     The Acquisition will be accounted for using the purchase method of accounting. Accordingly, the results of operations of DRS Flight Safety and Communications will be included in the Company's reported operating results subsequent to the Closing Date.

8) In connection with the Acquisition, on October 29, 1997, the Company entered into a $60 million secured credit facility (the "Secured Credit Facility") with Mellon Bank, N.A., consisting of a $20 million term loan (the "Term Loan") and a $40 million revolving line of credit (the "Line of Credit"). The Secured Credit Facility expires on March 31, 2003 and replaces the Company's existing $15 million unsecured revolving line of credit and $5 million secured equipment line of credit/term loan facility. The Term Loan was used to finance a portion of the Acquisition. The Line of Credit was used to finance the remaining balance due in connection with the Acquisition and to repay outstanding borrowings on the $15 million unsecured revolving line of credit and the $5 million secured equipment line of credit/term loan facility. The Line of Credit is available for working capital, general corporate purposes and acquisitions, and contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions.

                     DRS TECHNOLOGIES, INC AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and subsidiaries (hereinafter, "DRS" or the "Company") as of September 30, 1997 and for the three- and six-month periods ended September 30, 1997 and 1996. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     The following discussion and analysis includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ from the results suggested by these forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy as they may relate to the Company's products and services; competition and other matters referred to in this report.

ACQUISITIONS, DIVESTITURES AND RELATED ACTIVITIES

     On May 13, 1997, DRS Ahead Technology, Inc., a second-tier subsidiary of the Company ("Ahead"), acquired approximately 80 percent of the outstanding equity of Magnetic Heads Company, Ltd. ("MHC") for approximately $0.3 million in cash. Located in Razlog, Bulgaria, MHC is a manufacturer and supplier of magnetic recording heads used primarily for commercial applications. In connection with this acquisition, Ahead has agreed to make additional investments in MHC totaling approximately $2.3 million over a five-year period. For purposes of this agreement, investments include transfer of technology and related intangible assets, transfer of inventory and other productive assets, employee training and other similar transfers and expenditures. The acquisition of the equity of MHC has been accounted for using the purchase method of accounting. Accordingly, the results of operations of MHC have been included in the Company's reported operating results as of the effective date of the acquisition. The financial position and results of operations of MHC were not significant to those of the Company as of the effective date of acquisition.

     On September 12, 1997, the Company sold substantially all of the net assets of DRS Medical Systems to United States Surgical Corporation for approximately $1.9 million. DRS Medical Systems was formed February 6, 1996, when a wholly-owned subsidiary of DRS entered into a partnership with Universal Sonics Corporation, a privately-held company. The sale resulted in a gain of approximately $149,000 and the reversal of accrued obligations of $324,000. DRS Medical Systems accounted for approximately 2 percent of DRS's fiscal 1997 revenues.

     On October 29, 1997 (the "Closing Date"), DRS acquired, through certain of its subsidiaries, the assets of the Applied Systems Division of Spar Aerospace Limited ("Spar"), a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Limited, incorporated under the laws of England and Wales (the "Acquisition"), pursuant to a Purchase Agreement (the "Agreement") dated as of September 19, 1997, between DRS and Spar. The Company paid approximately $29 million in cash for the Acquisition. (see "Financial Condition and Liquidity").

     Headquartered in Kanata, Ontario, Canada, and now operating under the name DRS Flight Safety and Communications, Spar Applied Systems Division has been an international provider of aviation and defense systems for over 30 years. It designs, manufactures and markets sophisticated flight safety systems, naval communications systems and other advanced electronics for government and commercial customers around the world. It also provides custom manufacturing services for complex electronic assemblies and systems.

     The Acquisition will be accounted for using the purchase method of accounting. Accordingly, the results of operations of DRS Flight Safety and Communications will be included in the Company's reported operating results subsequent to the Closing Date.

REORGANIZATION PLAN

     During the second quarter of fiscal 1998, the Company completed the move of certain of its military display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland.

     The Company expects to complete the relocation of its multi-platform boresighting equipment product lines, presently located and operating in Hauppauge, New York, to Oakland, New Jersey in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $600,000 and $634,000 in the three- and six-month periods ended September 30, 1997, respectively, in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the costs of leasehold improvements for the Oakland, NJ production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

The following table reconciles the restructuring charge to the related reserve account balance as of September 30, 1997:


                                                       Total
                                                     ---------
        Fiscal 1998 Restructuring Charge ........    $ 634,000
        Cash outflows for severance payments* ...     (253,000)
                                                     ---------
        Balance at September 30, 1997 ...........    $ 381,000
                                                     =========
----------

* Cash outflows for idle plant costs are expected to occur in the third and fourth quarters of fiscal 1998.

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


                             Percent of Revenues                     Percent of Revenues
                             -------------------                     -------------------
                             Three Months Ended         Percent        Six Months Ended        Percent
                                September 30,           Changes          September 30,         Changes
                             -------------------        -------      -------------------       -------
                               1997        1996      1997 vs. 1996    1997         1996      1997 vs. 1996
                             -------     -------     -------------   -------      -------    -------------
Revenues .................    100.0%      100.0%        015.8%       100.0%       100.0%        27.7%
Costs and expenses .......     90.0        90.9          14,4         91.2         91.0         28.1
Restructuring Charge .....      1.5         0.0            NA          0.8          0.0           NA
                              -----       -----                      -----        -----
    Operating income .....      8.5         9.1           8.3          8.0          9.0         12.4
Interest and related
  expenses ...............     (2.3)       (2.7)         (0.4)        (2.3)        (2.9)         3.9
Interest and other
  income, net ............      1.1         0.7          98.2          0.8          0.8         48.9
Minority interest ........     (1.3)       (0.2)        663.6         (0.8)        (0.2)       488.5
                              -----       -----                      -----        -----
    Earnings before
      income taxes .......      6.0         6.9           1.8          5.7          6.7          8.1
Income taxes .............      2.2         2.7          (3.4)         2.1          2.6          2.6
                              -----       -----                      -----        -----
    Net earnings .........      3.8%        4.2%          5.1%         3.6%         4.1%        11.7%
                              =====       =====                      =====        =====


     Revenues for the three-month period ended September 30, 1997 increased 15.8% to $38.7 million from $33.4 million for the same three-month period in fiscal 1997. Revenues were $77.7 million and $60.9 million for the six-month periods ended September 30, 1997 and 1996, respectively. The revenue growth during the second quarter was attributable primarily to shipments associated with the Company's military display workstation product lines; increases over last year in commercial product sales, which include revenues from businesses acquired during fiscal 1997; and product shipments relating to the Company's electro-optical system product lines. Higher revenues for the six-month period were due primarily to shipments relating to the company's military display workstation, data recording and electro-optical systems product lines, as well as to increases in commercial product sales.

     Operating income for the three-month period ended September 30, 1997 increased 8.3% to $3.3 million from $3.0 million for the same three-month period in fiscal 1997. Operating income was $6.2 million and $5.5 million for the six-month periods ended September 30, 1997 and 1996, respectively. Operating income, as a percentage of revenue was 8.5% and 8.0% for the three and six-month periods ended September 30, 1997, respectively, as compared with 9.1% and 9.0% in the comparable prior year periods. The increase in operating income was due to the overall increase in revenues and to higher income generated by certain of the Company's military display workstation and data storage system product lines. The decrease in operating income as a percentage of revenue in the second quarter was primarily due to the effect of the restructuring charge (see "Reorganization Plan"), offset, in part, by the reversal of approximately $0.3 million of accrued obligations associated with the sale of the net assets of DSR Medical Systems. Operating income as a percentage of revenue was also lower in the six-month period ended September 30, 1997 as a result of lower margins on revenues from commercial product line sales, due to a seasonal downturn effecting the specialty magnetic head market.

     Interest and related expenses were approximately $0.9 million for each of the three-month periods ended September 30, 1997 and 1996, and $1.8 million and $1.7 million for the six-month periods ended September 30, 1997 and 1996, respectively.

     Interest and other income, net was $0.4 million and $0.2 million, respectively, for the three month periods ended September 30, 1997 and 1996, and $0.7 million and $0.5 million, respectively, for the six-month periods then ended. This increase was primarily due to the gain on the sale of the net assets of DRS Medical Systems.

     Minority interest increased to $0.5 million and $0.6 million for the three and six-month periods ended September 30, 1997 from $66,000 and $0.1 million in the comparable prior year periods. The increase was due to the growth of the DRS Laurel Technologies partnership ("Laurel"), in which the Company has an 80% interest. Laurel manufactures many of the Company's military display workstations.

     The Company's effective tax rates for both the three and six-month periods ended September 30, 1997 and 1996 were 37% and 39%, respectively. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The lower effective income tax rate for the fiscal periods ended September 30, 1997 reflects the anticipated benefit of certain transactions to be completed by the Company this fiscal year in connection with a reorganization plan (see "Reorganization Plan"). The provision for income taxes includes all estimated income taxes payable to federal and state governments, as applicable.

FINANCIAL CONDITION AND LIQUIDITY

     CASH AND CASH FLOW: Cash and cash equivalents at September 30, 1997 and March 31, 1997 represented approximately 7% and 10%, respectively, of total assets. During the six-month period ended September 30, 1997, cash decreased by approximately $2.0 million. This decrease resulted from the uses of approximately $2.4 million and $0.3 million for capital expenditures and acquisitions, respectively, offset by $1.9 million provided from the divestiture of DRS Medical Systems and $0.7 million in net borrowings. In addition, approximately $1.9 million was used in support of operations.

     Capital expenditures, excluding assets acquired as a result of business combinations, are expected to approximate $4.8 million for the fiscal year ending March 31, 1998. The majority of these expenditures will be for computer and production-related equipment, as well as leasehold improvements.

     Working capital as of September 30, 1997 was $31.5 million, as compared to $32.8 million at March 31, 1997. The decrease was primarily due to an increase in current installments of long term debt and accounts payables, offset in part by higher accounts receivable and inventory balances resulting from the growth of the company.

     As of September 30, 1997, approximately $6.8 million was outstanding against the Company's $15 million unsecured revolving line of credit facility (the "Unsecured Facility"), of which $4.1 million was contingently payable under letters of credit, as compared with $5.3 million and $2.3 million, respectively, at March 31, 1997. The net increase was primarily attributable to the issuance of additional letters of credit for $1.8 million, partially offset by net repayments of $0.3 million. Approximately $0.8 million and $0.6 million of debt outstanding on the Unsecured Facility was classified as long-term debt at September 30, 1997 and March 31, 1997, respectively. Approximately $1.2 million was outstanding against the Company's $5 million secured equipment line of credit/term loan agreement (the "Equipment Facility") at September 30, 1997; there were no outstanding borrowings as of March 31, 1997.

     In connection with the Acquisition, on October 29, 1997, the Company entered into a $60 million secured credit facility (the "Secured Credit Facility") with Mellon Bank, N.A., consisting of a $20 million term loan (the "Term Loan") and a $40 million revolving line of credit (the "Secured Line of Credit"). The Secured Credit Facility expires on March 31, 2003 and replaces the Company's Unsecured Facility and Equipment Facility. The Term Loan was used to finance a portion of the Acquisition. The Secured Line of Credit was used to finance the remaining balance due in connection with the Acquisition and to repay outstanding borrowings on the Unsecured Facility and Equipment Facility. The Secured Line of Credit is available for working capital, general corporate purposes and acquisitions. The Secured Credit Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions.

     The Company believes that its current working capital position and available bank financing are sufficient to support its current operational needs, as well as its near-term business objectives.

     ACCOUNTS RECEIVABLE AND INVENTORIES: Accounts receivable increased by approximately $5.4 million in the six-month period ended September 30, 1997, primarily due to an increase in unbilled accounts receivable related to the AN/UYQ-65 display workstations. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year.

     Inventories increased by approximately $2.7 million from March 31, 1997, due primarily to increased material procurement associated with production activity.

                                           September 30, 1997     March 31, 1997
                                           ------------------     --------------

Quick ratio ..............................         1.1                 1.2
Current ratio ............................         1.9                 2.2
Liabilities-to-equity ratio ..............         1.9                 2.0
Long-term debt, excluding current
  installments, to capitalization ........        41.5%               48.3%


     BACKLOG: Backlog at September 30, 1997 was approximately $157.6 million as compared to $118.4 million at March 31, 1997. The increase in backlog was due to the increase in bookings, partially offset by revenues. New contract awards of approximately $83.4 million and $119.9 million were booked in the three and six month periods ended September 30, 1997, respectively. Included in second quarter awards was a contract valued at approximately $64 million to manufacture AN/UYQ-70 Advanced Display System tactical workstations for the U.S. Navy.

LETTER OF CREDIT

      The Company's industrial revenue bonds due January 1, 1998 (the "Bonds") are supported by an irrevocable, direct-pay letter of credit. The Company has collateralized the letter of credit with accounts receivable and has also agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible

Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. The Company has obtained a waiver, expiring on the maturity date of the Bonds, from the issuing bank of the required Debt Ratio and is in compliance with all covenants under the letter of credit. As of September 30, 1997, the Debt Ratio was above the required minimum ratio.

ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the current standards for computing earnings per share ("EPS"), as specified in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. The Company will adopt this standard in the current fiscal year, beginning with the fiscal quarter ending December 31, 1997. Had the Company adopted this standard in the second quarter of fiscal 1998, basic EPS would have been $0.26 and $0.25, respectively, for the three-month periods ended September 30, 1997 and 1996, and $0.50 and $0.46, respectively, for the six-month periods then ended. Diluted EPS would have been $0.21 for the three-month periods ended September 30, 1997 and 1996, and $0.42 and $0.39 for the six-month periods ended September 30, 1997 and 1996, respectively.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 6, 1997, the Company held its Annual Meeting of Stockholders at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, 919 Third Avenue, New York, New York. The following matters were submitted to a vote of stockholders:

         (i) to elect two Class II directors, each to hold office for a term of three years;

        (ii) to consider and act upon a proposal to change the Company's name to DRS Technologies, Inc.

        With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

                                               For        Against    Withheld
                                            ---------     -------    --------
        Proposal (i):
           Mark N. Kaplan ..............    4,722,251          0       25,980
           Ira Albom ...................    4,724,398          0       23,833
        Proposal (ii): .................    4,494,433      2,643      251,155


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                11. Schedule of Computations of Per Share Earnings

                27. Financial Data Schedule

        (b) Reports on Form 8-K

                Filed as of August 14, 1997: At the annual meeting of stockholders held on August 6, 1997, the stockholders of Diagnostic/Retrieval Systems, Inc. d.b.a. DRS Technologies, Inc. (the "Company" or the "Registrant") approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation (the "Certificate") changing the name of the corporation to DRS Technologies, Inc. A Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on August 8, 1997.

                The Registrant  is now referred to as DRS
                Technologies, Inc. in all subsequent filings.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DRS TECHNOLOGIES, INC.
                                               Registrant


Date: November 14, 1997                   /s/ NANCY R. PITEK
                                          --------------------------------------
                                          Nancy R. Pitek
                                          Vice President, Finance and Treasurer