Form 10-Q/A
period 1997-09-30
DRS TECHNOLOGIES INC
filed 1997-11-21
CIK 28630

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q/A

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

     The Company expects to complete the relocation of its multi-platform boresighting equipment product lines, presently located and operating in Hauppauge, New York, to Oakland, New Jersey in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $600,000 and $634,000 in the three- and six-month periods ended September 30, 1997, respectively, in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the cost of leasehold improvements for the Oakland, New Jersey production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The following table reconciles the restructuring charge to the related reserve account balance as of September 30, 1997:


                                                                      Total
                                                                    ---------
     Fiscal 1998 Restructuring Charge ..........................    $ 634,000
     Cash outflows for severance payments* .....................     (253,000)
                                                                    ---------
     Balance at September 30, 1997 .............................    $ 381,000
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

The Company expects to complete the relocation of its multi-platform boresighting equipment product lines, presently located in Hauppauge, New York, to Oakland, New Jersey in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $600,000 and $634,000 in the three- and six-month periods ended September 30, 1997, respectively, in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the costs of leasehold improvements for the Oakland, New Jersey production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

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


                             Percent of Revenues                     Percent of Revenues
                             -------------------                     -------------------
                             Three Months Ended         Percent        Six Months Ended        Percent
                                September 30,           Changes          September 30,         Changes
                             -------------------        -------      -------------------       -------
                               1997        1996      1997 vs. 1996    1997         1996      1997 vs. 1996
                             -------     -------     -------------   -------      -------    -------------
Revenues .................    100.0%      100.0%         15.8%       100.0%       100.0%        27.7%
Costs and expenses .......     90.0        90.9          14.6         91.2         91.0         28.1
Restructuring Charge .....      1.5         0.0           --           0.8          0.0          --
                              -----       -----                      -----        -----
    Operating income .....      8.5         9.1           8.3          8.0          9.0         12.4
Interest and related
  expenses ...............     (2.3)       (2.7)         (0.4)        (2.3)        (2.9)         3.9
Interest and other
  income, net ............      1.1         0.7          98.2          0.8          0.8         48.9
Minority interest ........     (1.3)       (0.2)        663.6         (0.8)        (0.2)       488.5
                              -----       -----                      -----        -----
    Earnings before
      income taxes .......      6.0         6.9           1.8          5.7          6.7          8.1
Income taxes .............      2.2         2.7          (3.4)         2.1          2.6          2.6
                              -----       -----                      -----        -----
    Net earnings .........      3.8%        4.2%          5.1%         3.6%         4.1%        11.7%
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

     Working capital as of September 30, 1997 was $31.5 million, as compared to $32.8 million at March 31, 1997. The decrease was primarily due to an increase in current installments of long term debt and accounts payable balances, offset in part, by higher accounts receivable and inventory balances resulting from the growth of the Company.

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

     ACCOUNTS RECEIVABLE AND INVENTORIES: Accounts receivable increased by approximately $5.4 million in the six-month period ended September 30, 1997, primarily due to amounts due for final shipments and completion of the AN/UYQ-65 display workstation program. Generally, there are no contract provisions for retainage, and all accounts receivable are expected to be collected within one year.

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


     BACKLOG: Backlog at September 30, 1997 was approximately $157.6 million as compared to $118.4 million at March 31, 1997. The increase in backlog was due to the increase in bookings, partially offset by revenues. New contract awards of approximately $83.4 million and $119.9 million were received in the three- and six-month periods ended September 30, 1997, respectively. Included in second quarter awards was a contract valued at approximately $64 million to manufacture AN/UYQ-70 Advanced Display System tactical workstations for the U.S. Navy.

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

ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplifies the current standards for computing earnings per share ("EPS"), as specified in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS, pursuant to APB 15. The Company will adopt this standard in the current fiscal year, beginning with the fiscal quarter ending December 31, 1997. Had the Company adopted this standard in the second quarter of fiscal 1998, basic EPS would have been $0.26 and $0.25, respectively, for the three-month periods ended September 30, 1997 and 1996, and $0.50 and $0.46, respectively, for the six-month periods then ended. Diluted EPS would have been $0.21 for the three-month periods ended September 30, 1997 and 1996, and $0.42 and $0.39 for the six-month periods ended September 30, 1997 and 1996, respectively.

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

                The Registrant is now referred to as DRS
                Technologies, Inc. in all public filings.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DRS TECHNOLOGIES, INC.
                                               Registrant


Date: November 20, 1997                   /s/ NANCY R. PITEK
                                          --------------------------------------
                                          Nancy R. Pitek
                                          Vice President, Finance and Treasurer