Form 10-Q
period 1997-12-31
DRS TECHNOLOGIES INC
filed 1998-02-13
CIK 28630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----
           EXCHANGE ACT OF 1934

   For the quarterly period ended  December 31, 1997
                                   -------------------------------

                                       OR

           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----
           EXCHANGE ACT OF 1934

   For the transition period from                       to
                                  -------------------        -------------------

   Commission file number         1-8533
                                  ----------------------------------------------

                             DRS TECHNOLOGIES, INC.
   -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                13-2632319
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

5 Sylvan Way, Parsippany, New Jersey                    07054
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

               (973) 898-1500
----------------------------------------------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

         As of February 5, 1998, 5,618,605 shares of the registrant's Common Stock, $.01 par value, were outstanding (exclusive of 402,461 shares held in treasury).

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q



PART 1.               FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets - December 31, 1997
                      and March 31, 1997........................................     3

                      Condensed Consolidated Statements of Earnings - Three and
                      Nine Months Ended December 31, 1997 and 1996..............     4

                      Condensed Consolidated Statements of Cash Flows - Three
                      and Nine Months Ended December 31, 1997 and 1996..........     5

                      Notes to Condensed Consolidated Financial Statements......     6-9

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................     10-15

PART 2.               OTHER INFORMATION

             Item 1.  Not Applicable

             Item 2.  Not Applicable

             Item 3.  Not Applicable

             Item 4.  Submission of Matters to a Vote of Security Holders.......     16

             Item 5.  Not Applicable

             Item 6.  Exhibits and Reports on Form 8-K..........................     16

SIGNATURES            ..........................................................     17

                                    2

 PART I. FINANCIAL INFORMATION

 Item 1.       Financial Statements

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    DECEMBER 31, 1997   March 31, 1997
                                                                    -----------------   --------------
                               ASSETS
                               ------
 Current Assets:
        Cash and cash equivalents                                     $ 17,078,000       $   9,455,000
        Accounts receivable, net                                        37,134,000          24,343,000
        Inventories, net of progress payments                           32,038,000          25,169,000
        Prepaid expenses and other current assets                        1,842,000           1,389,000
                                                                      ------------       -------------
               TOTAL CURRENT ASSETS                                     88,092,000          60,356,000

 Property, plant and equipment,  less accumulated
        depreciation and amortization of $31,687,000
        and $28,299,000 at December 31, 1997 and
        March 31, 1997, respectively                                    23,431,000          19,987,000

 Intangible assets, less accumulated amortization of
        $5,596,000 and $4,827,000 at December 31, 1997
        and March 31, 1997, respectively                                29,242,000          10,915,000

 Other assets                                                            9,061,000           6,415,000
                                                                      -------------       ------------
                                                                      $149,826,000        $ 97,673,000
                                                                      =============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

 Current liabilities:
        Short term debt                                               $  7,200,000        $  2,117,000
        Current installments of long-term debt                           8,313,000           2,255,000
        Other current liabilities                                       29,813,000          23,146,000
                                                                      -------------       ------------
               TOTAL CURRENT LIABILITIES                                45,326,000          27,518,000

 Long-term debt, excluding current installments                         60,187,000          30,801,000
 Deferred income taxes                                                   3,663,000           3,367,000
 Other liabilities                                                       3,290,000           3,000,000
                                                                      -------------       ------------
               TOTAL LIABILITIES                                       112,466,000          64,686,000

 STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value per share
        Authorized 20,000,000 shares; issued 6,021,066
        and 6,007,786 shares at December 31, 1997 and
        March 31, 1997, respectively                                        60,000              60,000

 Additional paid-in capital                                             14,651,000          14,208,000
 Retained earnings                                                      25,055,000          20,685,000
 Cumulative translation adjustment                                        (288,000)                 -
                                                                      -------------       ------------
                                                                        39,478,000          34,953,000
 Treasury Stock, at cost:
        402,461 and 420,893 shares of Common Stock at
        December 31, 1997 and March 31, 1997, respectively              (1,560,000)         (1,622,000)

 Unamortized restricted stock compensation                                (558,000)           (344,000)
                                                                      -------------      -------------
        NET STOCKHOLDERS' EQUITY                                        37,360,000          32,987,000
                                                                      -------------      -------------

 Commitments and contingencies

                                                                      $149,826,000        $ 97,673,000
                                                                      =============       ============


     See accompanying notes to condensed consolidated financial statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)



                                                   Three Months Ended December 31,           Nine Months Ended December 31,
                                                   -------------------------------           ------------------------------
                                                     1997                 1996                1997                 1996
                                                     ----                 ----                ----                 ----

 Revenues                                         $ 49,915,000        $ 38,379,000        $ 127,650,000         $ 99,242,000

 Costs and expenses                                 46,200,000          35,125,000          117,117,000           90,488,000
 Restructuring Charge                                        -                   -              634,000                    -
                                               ----------------   -----------------   ------------------    -----------------

         Operating income                            3,715,000           3,254,000            9,899,000            8,754,000

 Interest and related expenses                      (1,337,000)           (914,000)          (3,139,000)          (2,649,000)

 Interest and other income, net                        337,000             101,000            1,028,000              565,000

 Minority interest                                    (239,000)           (137,000)            (851,000)            (241,000)
                                               ----------------   -----------------   ------------------    -----------------

         Earnings before income taxes                2,476,000           2,304,000            6,937,000            6,429,000

 Income taxes                                          916,000             898,000            2,567,000            2,507,000
                                               ----------------   -----------------   ------------------    -----------------

         Net earnings                             $  1,560,000        $  1,406,000        $   4,370,000         $  3,922,000
                                               ================   =================   ==================    =================

 Earnings per share of common stock:
         Basic                                    $       0.28        $       0.25        $        0.78         $       0.71
         Diluted                                  $       0.22        $       0.21        $        0.64         $       0.59

 Weighted average number of shares of
  common stock outstanding:
         Basic                                       5,614,000           5,538,000            5,598,000            5,507,000
         Diluted                                     9,102,000           8,932,000            9,026,000            8,891,000


     See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended December 31,
                                                                   ------------------------------
                                                                      1997                1996
                                                                      ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES

        Net earnings                                              $ 4,370,000          $ 3,922,000

 Adjustments to reconcile net earnings to cash
 flows from operating activities:
        Depreciation and amortization                               5,022,000            3,560,000
        Other, net                                                    137,000              (24,000)

 Changes in assets and liabilities, net of effects from business combinations and divestitures:

        (Increase) decrease in accounts receivable                 (6,789,000)           1,919,000
        (Increase) in inventories                                  (5,925,000)          (3,748,000)
        (Increase) decrease in prepaid expenses and
           other current assets                                      (386,000)             283,000
        Increase (decrease) in current and other liabilities        2,668,000           (9,664,000)
        Other, net                                                   (213,000)            (353,000)
                                                                 -------------         ------------

        NET CASH USED IN OPERATING ACTIVITIES                      (1,116,000)          (4,105,000)
                                                                 -------------         ------------

 CASH FLOWS FROM INVESTING ACTIVITIES

        Capital expenditures                                       (4,666,000)          (2,461,000)
        Payments pursuant to business combinations,
           net of cash acquired                                   (28,468,000)          (6,226,000)
        Proceeds from sale of partnership net assets                1,890,000                    -
        Other, net                                                    228,000              122,000
                                                                 -------------         ------------

        NET CASH USED IN INVESTING ACTIVITIES                     (31,016,000)          (8,565,000)
                                                                 -------------         ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

        Net proceeds from short-term borrowings                     5,083,000             (899,000)
        Proceeds from acquisition-related borrowings               35,704,000                    -
        Payments on long-term debt                                   (473,000)            (651,000)
        Other, net                                                   (424,000)              51,000
                                                                 -------------         ------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        39,890,000           (1,499,000)
                                                                 -------------         ------------

 EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS               (135,000)                   -
                                                                 -------------         ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               7,623,000          (14,169,000)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     9,455,000           22,785,000
                                                                 -------------         ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 17,078,000          $ 8,616,000
                                                                 =============         ===========


     See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and subsidiaries (hereinafter, "DRS" or the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 1997, the results of operations for the three- and nine-month periods ended December 31, 1997 and 1996, and cash flows for the nine-month periods ended December 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated. Certain items in the December 31, 1996 and March 31, 1997 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1998 presentation. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2) Inventories are summarized as follows:

                                                                  DECEMBER 31,            MARCH 31,
                                                                     1997                   1997
                                                              -------------------     -----------------
       Work-in-process                                             $55,329,000            $38,740,000
       Raw material, unallocated stock and finished goods            6,547,000              3,874,000
                                                              -------------------     -----------------
                                                                    61,876,000             42,614,000
       Less progress payments                                      (29,838,000)          ( 17,445,000)
                                                              ===================     =================
       Total                                                       $32,038,000            $25,169,000
                                                              ===================     =================

     General and administrative costs included in work-in-process were approximately $10.9 million and $9.4 million at December 31, 1997 and March 31, 1997, respectively. General and administrative expenses included in costs and expenses amounted to approximately $7.4 million and $6.9 million, respectively, for the three-month periods ended December 31, 1997 and 1996, and approximately $22.8 million and $20.0 million, respectively, for the nine-month periods then ended.

3) The Company's industrial revenue bonds due January 1, 1998 (the "Bonds") were supported by an irrevocable, direct-pay letter of credit. The Company had collateralized the letter of credit with accounts receivable and had also agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. The Company obtained a waiver of the required Debt Ratio, expiring on the maturity date of the Bonds, from the issuing bank and is in compliance with all covenants under the letter of credit. The Bonds were redeemed at maturity in January 1998, and are no longer outstanding.

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

6) During the second quarter of fiscal 1998, the Company completed the move of certain of its military display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland. The Company completed the relocation of its multi-platform boresighting equipment product lines, formerly located in Hauppauge, New York, to Oakland, New Jersey, in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $634,000 in the nine-month period ended December 31, 1997 in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the cost of leasehold improvements for the Oakland, New Jersey production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

     The following table reconciles the restructuring charge to the related reserve account balance as of December 31, 1997:

                                                                    Total
                                                               -----------------
         Fiscal 1998 Restructuring Charge                         $634,000
         Cash outflows for severance payments                     (519,000)
         Cash outflows for idle plant costs*                       (46,000)
                                                               -----------------
         Balance at December 31, 1997                              $69,000
                                                               =================

       * Remaining cash outflows for idle plant costs will occur in the fourth quarter of fiscal 1998.

     The Company believes that the overall reduction in its infrastructure resulting from this reorganization plan will have a positive effect on the Company's operating results for the fiscal year.

7) On October 29, 1997 (the "Closing Date"), DRS acquired, through certain of its subsidiaries, the assets of the Applied Systems Division of Spar Aerospace Limited ("Spar"), a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Limited, incorporated under the laws of England and Wales (the "Acquisition"), pursuant to a Purchase Agreement (the
     "Agreement") dated as of September 19, 1997, between DRS and Spar. The Company paid approximately $35.4 million in cash for the Acquisition(which includes $6.9 million for cash acquired in connection with the transaction), subject to certain working capital adjustments as provided for in the Agreement.

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

     The Acquisition was accounted for using the purchase method of accounting.
     Accordingly,   the
     results of operations of DRS Flight Safety and Communications were included in the Company's reported operating results subsequent to the Closing Date. DRS has incurred professional fees and other costs related to the Acquisition of approximately $1.5 million. The excess of cost over the estimated fair value of net assets acquired was approximately $20 million and is being amortized on a straight line basis over thirty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used for purposes of these Interim Financial Statements.

     The following unaudited pro forma financial information shows the results of operations for the nine months ended December 31, 1997 and 1996, as though the Acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma calculations include: the amortization of the excess of cost over the estimated fair value of net assets acquired; the reversal of revenue in connection with a certain contract which will not be included in reported results of operations subsequent to the Closing Date; interest expense on the debt associated with the Acquisition; and the adjustment to income taxes to reflect the effective income tax rate assumed for the companies on a combined basis for each pro forma period presented. For purposes of this pro forma financial information, adjustments to conform the revenue recognition method, and the treatment of general and administrative expenses between DRS and the acquired companies, prior to the Closing Date, have not been made as it was not practicable to conform the revenue recognition method and management believes that the effect of any adjustment to conform the treatment of general and administrative expenses would be immaterial.


       ------------------------------------------------------------------------------------------
       Nine Months Ended December 31,                       1997                    1996
       ------------------------------------------------------------------------------------------

       Revenues                                    $        142,024,000     $        119,574,000
       Net earnings before extraordinary items     $          3,666,000     $          4,177,000
       Earnings per share:

            Basic                                  $                .65     $                .76
            Diluted                                $                .56     $                .62
       ------------------------------------------- --- ----------------- ----- ------------------

     The pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been made at the beginning of the period, or of the future results of operations of the combined companies.

8) In connection with the Acquisition, on October 29, 1997, the Company entered into a $60 million secured credit facility (the "Secured Credit Facility") with Mellon Bank, N.A., consisting of a $20 million term loan (the "Term Loan") and a $40 million revolving line of credit (the "Secured Line of Credit"). The Secured Credit Facility expires on March 31, 2003 and replaced the Company's existing $15 million unsecured revolving line of credit and $5 million secured equipment line of credit/term loan facility. The Term Loan was used to finance a portion of the Acquisition. The Secured Line of Credit was used to finance the remaining balance due in connection with the Acquisition and to repay outstanding borrowings on the $15 million unsecured revolving line of credit and the $5 million secured equipment line of credit/term loan facility. The Secured Line of Credit is available for working capital, general corporate purposes and acquisitions. The Secured Credit Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions.

     9) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplified the current standards for computing earnings per share ("EPS"), as specified in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Under SFAS 128, the
               presentation of primary EPS was replaced by the presentation of basic EPS and the presentation of fully diluted EPS was replaced by diluted EPS. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the periods. The computation of diluted EPS includes the effect of shares from the assumed exercise of dilutive stock options and the assumed conversion of the Company's 9% senior subordinated convertible debentures and the 8 1/2% convertible subordinated debentures. The Company adopted this standard in the quarter ended December 31, 1997 and, accordingly, has restated its earnings per share calculation for all prior periods.

10) Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. The operations of the Company's Canadian and U.K. subsidiaries are translated from the local (functional) currencies into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The rates of exchange at each balance sheet date are used for translating the balance sheets and an average rate of exchange is used for translating the statement of earnings. Gains or losses resulting from these translation adjustments are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity. The functional currency of the Company's Bulgarian subsidiary is considered to be the U.S. dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and subsidiaries (hereinafter, "DRS" or the "Company") as of December 31, 1997 and for the three- and nine-month periods ended December 31, 1997 and 1996. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

         On October 29, 1997 (the "Closing Date"), DRS acquired, through certain of its subsidiaries, the assets of the Applied Systems Division of Spar Aerospace Limited ("Spar"), a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Limited, incorporated under the laws of England and Wales (the "Acquisition"), pursuant to a Purchase Agreement (the "Agreement") dated as of September 19, 1997, between DRS and Spar. The Company paid approximately $35.4 million in cash for the Acquisition (which includes $6.9 million for cash acquired in connection with the transaction), subject to certain working capital adjustments as provided for in the Agreement.

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

         The  Acquisition  was  accounted  for  using  the  purchase  method  of accounting. Accordingly, the results of operations of DRS Flight Safety and Communications are included in the Company's reported operating results subsequent to the Closing Date. DRS has incurred professional fees and other costs related to the Acquisition of approximately $1.5 million. The excess of cost over the estimated fair value of net assets acquired was approximately $20 million and is being amortized on a straight line basis over thirty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used for purposes of these Interim Financial Statements.

REORGANIZATION PLAN

         During the second quarter of fiscal 1998, the Company completed the move of certain of its military display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland. The Company completed the relocation of its multi-platform boresighting equipment product lines, formerly located in Hauppauge, New York, to Oakland, New Jersey in the third quarter of fiscal 1998. In connection with this relocation, the Company also plans to sell the land and building owned in Hauppauge, New York. The Company recorded a restructuring charge of $634,000 in the nine-month period ended December 31, 1997 in connection with these relocations. This restructuring charge does not include costs associated with the relocation of employees, equipment and inventory, nor does it include retraining costs for new personnel and the cost of leasehold improvements for the Oakland, New Jersey production facility. These costs will be charged to operations or capitalized, as appropriate, when incurred.

The following table reconciles the restructuring charge to the related reserve account balance as of December 31, 1997:

                                                                  Total
                                                            -----------------
         Fiscal 1998 Restructuring Charge                        $634,000
         Cash outflows for severance payments                    (519,000)
         Cash outflows for idle plant costs*                      (46,000)
                                                            -----------------
         Balance at September 30, 1997                           $ 69,000
                                                            =================

        * Remaining cash outflows for idle plant costs are expected to occur in the fourth quarter of fiscal 1998.

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

--------------------------------------------------------------------------------

                                   Percent of Revenues                          Percent of Revenues
                                   -------------------      ---------------     -------------------      ---------------
                                   Three Months Ended           Percent          Nine Months Ended           Percent
                                      December 31,              Changes             December 31,             Changes
                                   -------------------      ---------------     -------------------      ---------------
                                    1997         1996        1997 vs. 1996       1997         1996        1997 vs. 1996
                                    ----         ----        -------------       ----         ----        -------------
Revenues                            100.0 %      100.0 %          30.1 %         100.0 %      100.0 %          28.6 %

Costs and expenses                   92.6         91.5            31.5            91.7         91.2            29.4
Restructuring Charge                  0.0          0.0              -              0.5          0.0              -
                                   -------      -------                         -------      -------

   Operating income                   7.4          8.5            14.2             7.8          8.8            18.1

Interest and related expenses        (2.7)        (2.4)           46.3            (2.5)        (2.7)           18.5

Interest and other income, net        0.7          0.3           233.7             0.8          0.6            31.9

Minority interest                    (0.6)        (0.4)           74.5            (0.7)        (0.2)          253.1
                                   -------      -------                         -------      -------

   Earnings before income taxes       4.9          6.0             7.5             5.4          6.5             7.9

Income taxes                          1.8          2.3             2.0             2.0          2.5             2.4
                                   -------      -------                         -------      -------

    Net earnings                      3.1 %        3.7 %          11.0 %           3.4 %        4.0 %          11.4 %
                                   =======      =======                         =======      =======

--------------------------------------------------------------------------------

         Revenues for the three-month period ended December 31, 1997 increased 30.1% to $49.9 million from $38.4 million for the same three-month period in fiscal 1997. Revenues were $127.7 million and $99.2 million for the nine-month periods ended December 31, 1997 and 1996, respectively. The revenue growth during the third quarter was attributable primarily to shipments associated with the Company's data recording product lines and to revenues from the recent acquisition of Flight Safety and Communications. Higher revenues for the nine-month period were due primarily to shipments relating to the company's military display workstation, data recording and electro-optical systems product lines, as well as to increases in commercial product sales. Revenues from Flight Safety and Communications also contributed to the increase for the nine months.

          Operating income for the three-month period ended December 31, 1997 increased 14.2% to $3.7 million from $3.3 million for the same three-month period in fiscal 1997. Operating income was $9.9 million and $8.8 million for the nine-month periods ended December 31, 1997 and 1996, respectively. Operating income as a percentage of revenues was 7.4% and 7.8% for the three- and nine-month periods ended December 31, 1997, respectively, as compared with 8.5% and 8.8% in the comparable prior-year periods. The increase in operating income was due to the overall increase in revenues. The decrease in operating income as a percentage of revenue for the fiscal 1998 third quarter and nine-month period was primarily attributable to revenue mix. Additionally, the Company began to experience margin pressure during the third quarter from its commercial magnetic head business, resulting from business consolidation in the disk drive industry and a reduction in orders toward the end of the quarter as customers reacted to over supply in the market. The situation has continued to effect the Company's magnetic head business during the fourth quarter. While a reduction in commercial revenues is expected to have an impact on margins during the fourth quarter, the Company cannot quantify, at this time, the extent or duration of such impact.

         Interest and related expenses were approximately $1.3 million and $.9 million for the three-month periods ended December 31, 1997 and 1996, respectively, and $3.1 million and $2.6 million for the nine-month periods ended December 31, 1997 and 1996, respectively. The increase in both the three and nine months ended December 31, 1997 was attributable primarily to the increase in debt associated with the acquisition of Flight Safety and Communications.

         Interest and other income, net was $0.3 million and $0.1 million, respectively, for the three-month periods ended December 31, 1997 and 1996, and $1.0 million and $0.6 million, respectively, for the nine-month periods then ended. The increase for the three-month period was primarily due to additional interest income earned on invested cash. The increase for the nine-month period was primarily due to the gain on the sale of the net assets of DRS Medical Systems.

         Minority interest increased to $0.2 million and $0.9 million, respectively for the three- and nine-month periods ended December 31, 1997 from $.1 million and $0.2 million in the comparable prior-year periods. The increase was due to the growth of the DRS Laurel Technologies partnership ("Laurel"), in which the Company has an 80% interest. Laurel manufactures many of the Company's military display workstations.

         The Company's effective tax rates for both the three- and nine-month periods ended December 31, 1997 and 1996 were 37% and 39%, respectively. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The lower effective income tax rate for the fiscal periods ended December 31, 1997 reflects the anticipated benefit of certain transactions to be completed by the Company this fiscal year in connection with the reorganization plan (see "Reorganization Plan"). The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

FINANCIAL CONDITION AND LIQUIDITY

         CASH AND CASH FLOW: Cash and cash equivalents at December 31, 1997 and March 31, 1997 represented approximately 11% and 10%, respectively, of total assets. During the nine-month period ended December 31, 1997, cash increased by approximately $7.6 million. This increase resulted primarily from the addition of cash acquired in conjunction with the acquisition of Flight Safety and Communications. Uses of cash for the period of approximately $4.7 million and $29.1 million for capital expenditures and acquisitions and related expenses, respectively, were offset by $1.9 million provided from the divestiture of DRS Medical Systems and $35.4 million in acquisition-related borrowings. In addition, approximately $1.1 million was used in support of operations and $6.1 million was borrowed against the Company's line of credit for short-term working capital requirements and to satisfy the outstanding principal balance of approximately $1.6 million on the variable rate industrial revenue bonds due January 1, 1998. The Company expects to repay the short-term borrowings with positive cash flow from operations in the fourth quarter of fiscal 1998 and with the proceeds from the expected sale of the Company's Hauppauge, New York facility.

         Capital expenditures, excluding assets acquired as a result of business combinations, are expected to approximate $5.5 million for the fiscal year ending March 31, 1998. The majority of these expenditures will be for computer and production-related equipment, as well as leasehold improvements.

         Working capital as of December 31, 1997 was $38.0 million, as compared to $32.8 million at March 31, 1997. The increase was primarily due to the Acquisition.

         In connection with the Acquisition, on October 29, 1997, the Company entered into a $60 million secured credit facility (the "Secured Credit Facility") with Mellon Bank, N.A., consisting of a $20 million term loan (the "Term Loan") and a $40 million revolving line of credit (the "Secured Line of Credit"). The Secured Credit Facility expires on March 31, 2003 and replaced the Company's $15 million unsecured revolving line of credit facility (the "Unsecured Facility") and a $5 million secured equipment line of credit/term loan agreement (the "Equipment Facility"). The Term Loan was used to finance a portion of the Acquisition. The Secured Line of Credit was used to finance the remaining balance due in connection with the Acquisition and to repay outstanding borrowings on the Unsecured Facility and the Equipment Facility. The Secured Line of Credit is available for working capital, general corporate purposes and acquisitions. The Secured Credit Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. As of December 31, 1997, approximately $31.2 million was outstanding against the Secured Credit Facility, of which $6.4 million was contingently payable under letters of credit, as compared with amounts outstanding under the Unsecured Facility at March 31, 1997 of $5.3 million and $2.3 million, respectively.

         The Company believes that its current working capital position and available bank financing are sufficient to support its current operational needs, as well as its near-term business objectives.

         ACCOUNTS RECEIVABLE AND INVENTORIES: Accounts receivable increased by approximately $12.8 million in the nine-month period ended December 31, 1997, primarily due to the Acquisition and to balances due from program revenues recorded in December 1997. Generally, there are no contract provisions for retainage, and accounts receivable are expected to be collected within one year.

         Inventories increased by approximately $6.9 million from March 31, 1997, due primarily to the Acquisition and to increased material procurement associated with production activity.

--------------------------------------------------------------------------------
                                      DECEMBER 31, 1997           March 31, 1997
--------------------------------------------------------------------------------

Quick ratio                                   1.2                       1.2
Current ratio                                 1.9                       2.2
Liabilities-to-equity ratio                   3.0                       2.0
Long-term debt, excluding current
installments, to capitalization              61.7%                     48.3%

--------------------------------------------------------------------------------

         BACKLOG: Backlog at December 31, 1997 was approximately $170.3 million, as compared with $118.4 million at March 31, 1997. The increase in backlog was due to the addition of approximately $23 million from the Acquisition and to the increase in bookings, partially offset by revenues. New contract awards of approximately $39.7 million and $159.7 million were received in the three- and nine-month periods ended December 31, 1997, respectively. Year to date awards include amounts totaling approximately $69 million for the manufacture of AN/UYQ-70 Advanced Display System tactical workstations for the U.S. Navy.

LETTER OF CREDIT

         The  Company's  industrial  revenue  bonds  due  January  1,  1998 (the
"Bonds") are supported by an irrevocable, direct-pay letter of credit. The Company has collateralized the letter of credit with accounts receivable and also has agreed to certain financial covenants. As a result of the issuance of the Company's $25,000,000 aggregate principal amount of 9% Senior Subordinated Convertible Debentures (the "9% Debentures") in fiscal 1996, the ratio of consolidated tangible net worth to total debt (the "Debt Ratio"), as defined under the related letter of credit agreement, was below the required minimum ratio at March 31, 1997. The Company has obtained a waiver, expiring on the maturity date of the Bonds, of the required Debt Ratio from the issuing bank and is in compliance with all covenants under the letter of credit. The Bonds were redeemed at maturity in January 1998, and are no longer outstanding.

ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplified the current standards for computing earnings per share ("EPS"), as specified in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Under SFAS 128, the presentation of primary EPS was replaced by the presentation of basic EPS and the presentation of fully diluted EPS was replaced by diluted EPS. The Company has adopted this standard in the quarter ending December 31, 1997 and, accordingly, has restated its earnings per share calculation for all prior periods.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

                   11.      Schedule of Computations of Per Share Earnings

                   27.      Financial Data Schedule

          (b)      Reports on Form 8-K

                             The following  report on Form 8-K was filed
                               during the quarter ended December 31, 1997:

                   1. Form 8-K, Current Report, dated November 13, 1997, File No. 1-8533, containing Item 2 and Item 7(c).

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

                                    DRS TECHNOLOGIES, INC.
                                    ----------------------
                                         Registrant

Date: February 13, 1998             /s/ Nancy R. Pitek
                                    --------------------------------------------
                                     Nancy R. Pitek
                                     Vice President, Finance and Treasurer