Form 10-K
period 1998-03-31
DRS TECHNOLOGIES INC
filed 1998-06-29
CIK 28630

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                   ----------

                          COMMISSION FILE NUMBER 1-8533

                             DRS TECHNOLOGIES, INC.

           DELAWARE                                              13-2632319
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   5 SYLVAN WAY, PARSIPPANY, NEW JERSEY 07054
                                 (973) 898-1500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                    ON WHICH REGISTERED
Common Stock, $.01 par value                             American Stock Exchange
8-1/2% Convertible Subordinated Debentures
  due August 1, 1998                                     American Stock Exchange
9% Senior Subordinated Convertible Debentures
  due October 1, 2003                                    American Stock Exchange

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE MARKET VALUE OF SHARES OF COMMON STOCK HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICES FOR SUCH STOCK ON THE AMERICAN STOCK EXCHANGE ON JUNE 22, 1998, WAS APPROXIMATELY $78,000,000. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 22, 1998 WAS 6,201,976 (EXCLUSIVE OF 402,461 SHARES OF COMMON STOCK HELD IN THE TREASURY.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. 1998 Annual Report (for the fiscal year ended March 31, 1998), incorporated in Part II.

2. Definitive Proxy Statement, dated July 2, 1998, for the Annual Meeting of Stockholders, incorporated in Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The registrant, DRS Technologies, Inc. (hereinafter the "Company" or "DRS") was incorporated in 1968 and is a diversified, high-technology company serving government and commercial niche markets worldwide. DRS develops and manufactures a variety of leading edge systems and components used for the processing, display and storage of data. These include combat display workstations, electronic sensor systems, mission recording systems, digital imaging systems, electro-optical systems, ship communications and flight safety systems. The Company also provides a wide range of technical support and depot level services. DRS's defense electronics products serve all branches of the U.S. Armed Services and certain international military forces. The Company's commercial and industrial products are used by the airline, banking, computer disk drive, security, transportation, retail sales and broadcast industries.

STRATEGY

     The Company believes that the nature of modern warfare has changed, dictating increasing reliance on real-time, accurate battlefield information derived from increasingly sophisticated defense systems and electronics. Additionally, the nature of military procurement programs has changed, requiring suppliers to become more efficient and adaptable to current and future market needs. In recent years, the Company has implemented strategies to exploit the changing nature of military procurement programs brought on by the end of the Cold War and military budget constraints. In response to a 1992 mandate by the Joint Chiefs of Staff, the Company focuses on "Commercial Off-The-Shelf" ("COTS") product designs, whereby commercial electronic components are integrated, adapted, upgraded and "ruggedized "for application in harsh military environments. In addition to winning contracts for new programs and supporting existing military programs, the Company's strategies include:

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

     To effect these strategies, the Company has (i) made several acquisitions in recent years, adding complementary military and commercial products and technologies; (ii) entered into strategic relationships with other defense suppliers, such as Lockheed Martin Tactical Defense Systems and Northrop-Grumman, among others; (iii) emphasized the development of COTS-based products, as well as products and systems that are easily adapted to similar weapons platforms used by all branches of the military; and (iv) implemented cost reduction initiatives to reduce its fixed-cost base to allow for growth and to maintain the flexibility of its operations. The implementation of these strategies has resulted in increased revenues and profits over the last five fiscal years. Acquisitions and Related Activities: In July 1995, the Company acquired substantially all of the assets of Opto-Mechanik, Inc., now known as DRS Optronics, Inc. ("DRS Optronics"), located in Palm Bay, Florida. This acquisition enabled the Company to expand its electro-optical targeting products, add backlog in complementary product areas and consolidate certain manufacturing activities in a lower-cost facility.

     In February 1996, the Company acquired a 90% interest in DRS Medical Systems, a partnership formed to develop, manufacture and market medical ultrasound imaging equipment. Due to the fact that DRS Medical Systems did not complement the Company's on-going strategies, on September 12, 1997, the Company sold substantially all the net assets of DRS Medical Systems to United States Surgical Corporation.

     As part of the Company's strategy to diversify into non-defense markets, the Company made four acquisitions that expanded its presence and existing capabilities in the magnetic head marketplace. In February 1996, the Company acquired substantially all of the assets of Mag-Head Engineering Company, Inc., a manufacturer of audio and flight recorder heads. In addition, in June 1996, the Company acquired substantially all of the assets of Vikron, Inc. ("Vikron"). Located in St. Croix Falls, Wisconsin, Vikron manufactures data and recording heads. In October 1996, the Company acquired certain assets of Nortronics Company, Inc. ("Nortronics"), which also manufactures magnetic data recording head products. Nortronics is located in Dassel, Minnesota. Effective February 26, 1997, these operations were merged with and into DRS Ahead Technology, Inc. to form a single legal entity. In May 1997, the Company acquired 80% of the outstanding equity of Magnetic Heads Company Ltd. ("MHC"). Located in Razlog, Bulgaria, MHC, now known as DRS Ahead Technology--Bulgaria, is a manufacturer and supplier of magnetic recording heads used primarily for commercial applications. The Company currently is integrating these operations to further streamline its manufacturing operations.

     In October 1996, Pacific Technologies, Inc. merged with and into a subsidiary of the Company. Based in San Diego, California, and renamed DRS Technical Services, Inc., it provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems.

     In October 1997, the Company acquired the assets of the Applied Systems Division of Spar Aerospace Limited, a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Limited, incorporated under the laws of England and Wales. Headquartered in Carleton Place, Ontario, Canada, and operating under the name DRS Flight Safety and Communications, the Applied Systems Division has been an international provider of aviation and defense systems for over 30 years. It designs, manufactures and markets sophisticated flight safety systems, naval communications systems and other advanced electronics for government and commercial customers around the world. It also provides custom manufacturing services for complex electronic assemblies and systems.

     In March 1998, the Company acquired Hadland Photonics Ltd., headquartered in Tring, Hertfordshire, the United Kingdom, currently known as DRS Hadland Ltd. ("DRS Hadland"). The company has been a leader in ultra high-speed image capture and analysis for over 40 years. It designs, manufactures and markets ultra high-speed digital imaging cameras and avionics systems, including airborne video recording and ground replay systems, for government and commercial customers worldwide.

Cost-Reduction and Other Initiatives. During fiscal 1998 the Company integrated the administrative and support functions of its magnetic head manufacturing facilities into an operation in Plymouth, Minnesota. In addition, the Company restructured certain operations by moving various display workstation product lines from the Company's facility in Oakland, New Jersey to its operation in Gaithersburg, Maryland and by relocating its multi-platform boresighting equipment product lines, formerly located in Hauppauge, New York, to Oakland, New Jersey. In connection with this restructuring, the Company sold the land and building owned in Hauppauge, New York. The Company continues to focus on opportunities to streamline its operations.

COTS Designs. The COTS concept was developed and mandated in response to both decreasing military budgets and the increasing pace of technology. The use of COTS designs entails the purchasing, refitting, upgrading and "ruggedization" (repackaging, remounting and stress testing to ensure readiness for use in harsh military environments) of available commercial components. Using COTS designs, the Company develops and delivers its products with significantly less development time and expense compared with traditional military product cycles, generally resulting in shorter lead times, lower costs and the employment of the latest information and computing technologies. The Company strives to apply COTS designs to most of its new products. Management believes that the adaptation of available commercial components to existing and newly developed military systems offers three primary advantages over traditional military systems development and procurement cycles: (i) it has the potential to save significant amounts of time and cost with respect to product research and development; (ii) the adaption of commercial technology to battlefield systems has the potential to shorten military product cycles, as commercial product development and production cycles are shorter than their military equivalents; and (iii) use of COTS designs should ensure that the latest information and computing technologies are employed in the design and manufacture of defense electronics systems.

Adaptable Product Designs. The Company has focused on the design and development of new products and the redesign of existing products for use by all branches of the military. This has enabled the Company to increase revenues using its existing product and technology base, reduce overall product development costs and decrease reliance on U.S. Navy procurement programs. For instance, the Company's display systems, originally designed under a U.S. Navy development contract, are open-architecture information processing workstations that can be adapted for use in other branches of the military. Similarly, the Company's boresight products, originally designed for use with the U.S. Army's Apache attack helicopter, were designed to be adaptable to other air, sea or land-based weapons platforms. The boresight system has been applied successfully to the U.S. Marine Corps' Cobra helicopter and to the U.S. Air Force's AC-130 Spectre Gunship platforms.

COMPANY ORGANIZATION

     DRS is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group ("ESG"), the Data Systems Group ("DSG"), the Electro-Optical Systems Group ("EOSG"), and Flight Safety and Communications ("FS&C"). See Note 12 of Notes to Consolidated Financial Statements for selected financial information by segment.

     Electronic Systems Group

     ESG consists of DRS Electronic Systems, Inc. ("DRS ESI"), located in Gaithersburg, Maryland, DRS Laurel Technologies ("DRS Laurel"), located in Johnstown, Pennsylvania, DRS Technical Services, Inc., based in San Diego, California and a division of DRS ESI known as DRS Technical Services, located in Chesapeake, Virginia.

     ESI designs, manufactures and integrates complex systems using advanced commercial technology to meet the performance and environmental requirements of military customers. Current products include tactical processing and display systems for military ships and aircraft, surveillance systems for coastal and harbor regions, radar and acoustic sensor systems, and low-cost emulators of legacy military systems for test and training support. ESG also provides manufacturing services and technical support services for both DRS products and those of other suppliers. Major products and contracts include:

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

     DRS ESI also produces tactical (e.g., combat/attack) information systems and training systems. Major products and contracts include:

     o AN/UYQ-70: The AN/UYQ-70 is an advanced, open-architecture display system designed for widespread application through software and hardware modification, and for deployment on Aegis and other surface ships, submarines and airborne platforms. This system was developed for the U.S. Navy under subcontract with Lockheed Martin Tactical Defense Systems. The AN/UYQ-70 is a self-contained, microprocessor-based unit complete with mainframe interface software and offers advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard mainframe computer at approximately 25% of the cost of the older units. Based upon the size of the Naval surface fleet and the average number of workstations to be deployed on each ship, the Company believes that the potential market for this workstation product may be in excess of 5,000 units over the next decade.

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

     o AN/SPS-67: The AN/SPS-67 Radar Systems are deployed on the U.S. Navy's new DDG-51 Aegis class ships and provide ocean surveillance and navigation data, including detection and tracking of low flying aircraft and other targets. An integral part of the ships' command and control combat system, the AN/SPS-67 is a below-deck system which the Company believes has a potential market application on other surface ships in the Navy's fleet, as well as on aircraft carriers and amphibious operation assault ship platforms.

     DRS ESI also produces a line of Lightweight Portable Display Workstations for the collection, display, storage and communication of data in the field, Replacement Data Storage Systems for program loading and data archiving on P-3C aircraft, and Flat Panel Display products, display subsystems and other computer peripherals for integration primarily with military tactical display workstations.

     DRS Laurel, which is 80% owned by DRS through a partnership formed in December 1993 with Sunburst Management, Inc., serves as a cost-efficient manufacturing operation for the Company. DRS Laurel primarily manufactures and integrates electronic systems, providing turn-key production, and performs related electronic and electromechanical assembly and associated test services. In addition, DRS Laurel specializes in cable and wire harness interconnect products, primarily for large industrial customers that are involved in the military and commercial aerospace industries. DRS Laurel currently produces both the AN/UYQ-65 and AN/UYQ-70 workstations.

     DRS Technical Services, Inc. and DRS Technical Services perform field service and depot level repairs for ESG products, as well as other manufacturers' systems, and also provide systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. Both facilities are located in close proximity to U.S. Naval bases in Norfolk, Virginia and San Diego, California. Services, including equipment and field change installation, configuration audit, repair, testing and maintenance, are performed for the U.S. Navy and, to a lesser extent, commercial customers. DRS Technical Services also has performed work for foreign navies, including those of Australia, Egypt, Greece, the Republic of China and Turkey.

     Data Systems Group

     DSG consists of DRS Precision Echo, Inc. ("DRS Precision Echo"), located in Santa Clara, California, and DRS Ahead Technology, Inc. ("DRS Ahead Technology"), with locations in San Jose, California, Plymouth, Minnesota, St. Croix Falls, Wisconsin, Dassel, Minnesota, and Razlog, Bulgaria.

     DSG utilizes advanced commercial technology to design and manufacture multisensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for the harsh environments of aerospace and defense applications. Through its commercial operations, DSG also provides a variety of magnetic head products and services used in the commercial aviation, airline, television and audio broadcast, computer disk drive, security, transportation and retail sales industries that test or write and read information on magnetic data storage media.

     DRS Precision Echo manufactures a variety of digital and analog recording systems utilized for military applications, including reconnaissance, antisubmarine warfare (ASW) and other information warfare data storage requirements and is a predominant U.S. manufacturer of Hi-8 millimeter military recorders supplied to the U.S. armed forces. DRS Precision Echo's products include:

     o AN/USH-42: DRS Precision Echo is currently under contract to manufacture these recording systems for use on the Navy's S-3B ASW aircraft. The AN/USH-42 are used to record radar, infrared, bus, navigation and voice data.

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

     DRS Precision Echo also provides a line of high-capacity digital tape drives and automated library systems for the archiving and back-up of very large amounts of digital data, ranging from 378 GigaBytes to 2.6 PetaBytes of uncompressed data.

     DRS Ahead Technology manufactures burnish, glide and test heads used in the production of computer disk drives. These consumable products are used by many U.S. disk drive manufacturers to hone the surface and ensure the quality of magnetic disks used in computer hard drives. In addition, DRS Ahead Technology specializes in the manufacture and refurbishment of broadcast video and audio heads, heads used in commercial flight data recorders and in a variety of industries for reading, writing and verifying data on magnetic cards, tapes and inks.

     Electro-Optical Systems Group

     EOSG consists of DRS Photronics, Inc. ("DRS Photronics"), located in Oakland, New Jersey, DRS Optronics, located in Palm Bay, Florida, and DRS Hadland, based in Tring, Hertfordshire, the United Kingdom.

     EOSG integrates advanced commercial technology with military requirements to design and manufacture advanced electro-optical sighting, targeting, weapons and aircraft optical alignment systems, assemblies and components used primarily in the aerospace and defense industries. The Group is a leader in aircraft boresighting equipment and high-speed digital imaging systems. EOSG also produces night vision and directional devices, as well as eye-safe, laser-based products for military applications.

     DRS Photronics produces boresighting equipment used to align and harmonize the navigation, targeting and weapons systems on rotary- and fixed-wing aircraft. Multiple Platform Boresighting Equipment (MPBE) is DRS Photronics' main product line. MPBE currently is used on the Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, and the Air Force's AC-130 Spectre gunship radar. This technology is proprietary to the Company.

     In fiscal 1996, the Company was selected as the prime contractor on a tri-service (Army, Navy and Air Force) program to develop the Advanced Digital Imaging System ("ADIS") for the test and evaluation of weapons separation events on board various fixed- and rotary-wing military aircraft. The system includes an electronically-shuttered, fast-frame, high-resolution, digital imaging camera and a high-density, digital data storage device. Upon completion of development, the ADIS will incorporate a color readiness capability and will include a miniaturized high-speed electronic camera to assure compatibility with multiple air platforms, such as the Air Force's F-16.

     DRS Optronics designs and manufactures electro-optical targeting and sighting systems and various missile components. Major programs of DRS Optronics include:

     o Night Vision Binoculars: DRS Optronics is currently under contract to develop and manufacture these units for the Israeli military. The Night Vision Binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser range finder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. The Night Vision Binocular displays range and azimuth data in the soldier's eyepiece, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

     o Gunners' Auxiliary Sight: This is an electro-optical device used as a primary or back-up sighting system on M-1 Abrams battle tanks and contains a very sophisticated electro-optical train and a laser protective filter. DRS Optronics has produced more than 2,000 of these instruments and continues to operate as a repair and retrofit facility for the M-1A2 upgrade program. Options for additional units under this program may be exercised through fiscal 2000.

     o TOW Optical Sight: DRS Optronics is currently the only U.S. qualified producer of two of the three critical assemblies in this device. This complex electro-optical system is the main component of the U.S.'s premier antitank weapons system.

     o TOW Traversing Unit: This unit provides target tracking accuracy for the TOW antitank weapon, acting as the mount for the TOW Optical Sight and the associated missile launch tube. DRS Optronics currently is the only qualified manufacturer of this tightly toleranced assembly, and currently is working on modification and retrofit programs. DRS Optronics also has been contracted to modify a version for use by an overseas customer.

     o Eye-Safe Laser Range Finder: DRS Optronics competed against the U.S. Army's historical primary laser supplier for this contract and was awarded an initial contract for preproduction units. DRS Optronics also is currently manufacturing a laser range finder/target designator for airborne use in the MILES AGES program. This effort includes redesigning the target designator unit to accommodate DRS Optronics' laser components.

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

     DRS Hadland designs, manufactures and markets products for high-speed image capture and analysis. Products include a comprehensive range of equipment for the visual analysis of events lasting from hundreds of femtoseconds to milliseconds. Many of these systems are used for multiple applications by international military forces, ballistic test ranges, university and other research institutes, laboratories and large corporations. DRS Hadland also provides qualified airborne monitors, CCD cameras and airborne video tape recording devices. Major products include:

     o Framing Cameras: Framing cameras have the ability to take a sequence of pictures at the same location at very high speeds. These cameras are designed to produce images at equivalent speeds of several million pictures per second, although in practice 4-8 frames are taken. Framing cameras are used primarily for research in the areas of electrical breakdown/discharge, ballistics, detonics and combustion.

     o Electronic Ballistic Range Cameras: These cameras use digital imaging to capture a single picture of a projectile in flight. Slower than framing cameras but with better resolution, these cameras are used in the development and proof testing of ballistics.

     o Streak Cameras: These cameras are designed to capture quick events analyzed over a very short, continuous period. Faster than framing or range cameras, streak cameras are used to produce continuous cross section images in one dimension, rather than full images, and are used for such applications as laser development and testing.

     Flight Safety and Communications

     FS&C is headquartered in Carleton Place, Ontario, Canada, with locations in Nepean, Ontario, Canada and Hayes, Middlesex, the United Kingdom. FS&C designs and manufactures advanced flight safety systems, naval communications systems and other advanced electronics primarily for defense and commercial aerospace applications. Major products and services include:

     o Aircraft Flight Incident Recorders: Designed to withstand the intense destructive forces associated with an aircraft crash, deployable flight incident recorders are flush-mounted to or located beneath the airframe skin. Deployment commands provided by switch activation trigger release of the unit and activation of the recorder. These systems have been installed successfully on fighter aircraft such as the German Tornado and the U.S. Navy F/A-18 Hornet and are used to record both flight and voice data.

     o Aircraft Crash Locator Beacons: Consisting of a composite airfoil which encloses a radio transmitter and power source, crash locator beacons are designed to deploy and activate either before or upon impact. Used primarily on fixed-wing military aircraft, these crash position locators enable rapid location of downed aircraft and the timely rescue of survivors. FS&C also produces complete emergency avionics systems, combining the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis.

     o Integrated Shipboard Communications Systems: Using the latest available technology and COTS-based designs, FS&C produces integrated digital shipboard communications systems which provide single-button access to tactical interior, exterior and secured channels for joint operations. These Shipboard Integrated Communications ("SHINCOM") systems improve communication efficiency by eliminating the need for multiple single-purpose communications systems, thus providing a comprehensive system solution. FS&C's SHINCOM systems are capable of handling shipboard interior communications; communications with other aircraft, surface and undersea vessels; and satellite, UHF/VF, HF and broadband communications with shore stations and cooperating units.

     o Electronic Manufacturing and Systems Integration Services: FS&C is an experienced provider of manufacturing, test and product support services and currently performs contract manufacturing services for various aerospace and military applications. FS&C's manufacturing expertise and capabilities include: surface mount and through-hole multi-layer CCA assembly; harness fabrication; power supply assembly and testing; motherboard assembly and testing; and systems integration services.

CUSTOMERS

     A significant portion of the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. Approximately 74%, 71% and 78% of total consolidated revenues for fiscal 1998, 1997 and 1996, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies, principally the U.S. Navy. See "Foreign Operations and Export Sales" below for information concerning sales to foreign governments.

BACKLOG

     The following table sets forth the Company's backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated:

                              MARCH 31, 1998    MARCH 31, 1997    MARCH 31, 1996
                              --------------    --------------    --------------
Government Products:
 U.S. Government ............  $141,500,000      $ 85,900,000      $120,000,000
 Foreign Government .........    24,900,000        23,000,000        21,200,000
                               ------------      ------------      ------------
                                166,400,000       108,900,000       141,200,000
Commercial Products .........    11,000,000         9,500,000         4,400,000
                               ------------      ------------      ------------
                               $177,400,000      $118,400,000      $145,600,000
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

     At March 31, 1998, the Company's backlog of orders was approximately $177.4 million compared with $118.4 million at March 31, 1997. The increase in backlog was due primarily to a significant increase in bookings, most notably for display workstations, offset, in part, by the effect of increased revenues. The change in backlog also reflects approximately $23.4 million of acquired backlog from the FS&C and DRS Hadland acquisitions. New contract awards of approximately $228.6 million were booked during the fiscal year ended March 31, 1998. Approximately 80% of backlog as of March 31, 1998 is expected to result in revenues during fiscal 1999.

RESEARCH AND DEVELOPMENT

     The defense electronics sector is subject to rapid technological changes, and the Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, the Company's technological expertise is an important factor affecting its growth. A portion of its research and development activities has taken place in connection with customer-sponsored research and development contracts. Revenues recorded by the Company for customer-sponsored research and development were approximately $12,000,000, $13,000,000 and $12,100,000 for fiscal 1998, 1997 and 1996, respectively. All such customer-sponsored activities are the result of contracts directly or indirectly with the U.S. Government. The Company also invests in internal research and development ("IR&D"). Such expenditures were approximately $4,000,000, $3,900,000 and $600,000 for fiscal 1998, 1997 and 1996, respectively. The increase in IR&D expenditures in fiscal 1998 and 1997 reflects the Company's investment in new technology and the diversification of its products.

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

     The percentages of revenues during fiscal 1998, 1997 and 1996 attributable to the Company's contracts by contract type were as follows:

                                           FISCAL YEARS ENDED MARCH 31,
                                     ------------------------------------------
                                      1998              1997               1996
                                     ------            ------             -----
Firm-fixed-price ...................   85%               85%                87%
Cost-plus-incentive-fee ............    4%                5%                --
Cost-plus-fixed-fee ................   11%               10%                13%

     The consistent percentage and continued predominance of firm-fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of the Company's U.S. Government contract portfolio.

     The Company negotiates for and generally receives progress payments from its customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in its reported revenues are certain amounts which the Company has not billed to customers. These amounts, approximately $7.6 million, $3.8 million and $8.7 million as of March 31, 1998, 1997 and 1996, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations ("FAR"), incorporated by reference in U.S. Government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, have been excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $10.1 million and $9.4 million at March 31, 1998 and 1997, respectively.

     Defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed.

COMPETITION

     The defense electronics sector is characterized by rapid technological change. The Company's products are sold in markets containing a number of competitors which are substantially larger than the Company, devote substantially greater resources to research and development and generally have greater financial resources. Certain competitors also are customers of and suppliers to the Company. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. The Company believes that it competes on the basis of the performance of its products, its reputation for prompt and responsive contract performance, and its accumulated technical knowledge and expertise. The Company's future success will depend in large part upon its ability to improve existing product lines and to develop new products and technologies in the same or related fields.

     In the military sector, the Company competes with many large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, there has been an increase in the number of consolidations and mergers of defense suppliers, and this trend is expected to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward system integration and assembly. Management believes that the Company has benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

PATENTS

     The Company has patents on certain of its commercial and data recording products. The Company does not believe patent protection to be significant to its current operations; however, future products and programs may generate the need for patent protection. Similarly, the Company and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations. Further, the Company does not believe that the loss, impairment or expiration of any existing patents would have a material effect on the Company's financial position or future results of operations.

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

FOREIGN OPERATIONS AND EXPORT SALES

     The Company currently sells several of its products and services in the international marketplace to countries such as Canada, Israel, the Republic of China and Spain. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. The Company's foreign contracts generally are payable in United States dollars. Export sales were 10% or less of total revenues in each of the fiscal years in the three-year period ended March 31, 1998.

     Through the FS&C, the Company operates outside the United States, primarily in Canada. Information on revenues, operating income and identifiable assets is presented in Note 12 of Notes to Consolidated Financial Statements. Foreign operations other than those of FS&C are not material to the financial position or results of operations of the Company.

     The addition of international businesses involve additional risks for the Company, such as exposure to currency fluctuations, future investment obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries (see Management's Discussion & Analysis of Financial Condition and Results of Operations--Business Considerations).

EXECUTIVE OFFICERS OF THE REGISTRANT

           The names of the executive officers of the Company, their positions and offices with the Company, and their ages are set forth below:

     NAME                           POSITIONS WITH THE COMPANY               AGE
     ----                           --------------------------               ---

Mark S. Newman ........ Chairman of the Board, President, Chief Executive    48
                          Officer and Director

Nina L. Dunn .......... Executive Vice President, General Counsel            51
                          and Secretary

Nancy R. Pitek ........ Vice President, Finance and Treasurer                41

Paul G. Casner, Jr. ... Vice President; President of DRS Electronic          60
                          Systems Group

Stuart F. Platt ....... Vice President and Director; President of DRS Data   64
                          Systems Group

Richard Ross .......... Vice President; President of DRS Electro-Optical     43
                          Systems Group

     Mark S. Newman has been employed by the Company since 1973, was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of the Company in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of the Company and in August 1995 became Chairman of the Board.

     Nina L. Dunn joined the Company as Executive Vice President, General Counsel and Secretary in July 1997. Prior to joining DRS, Ms. Dunn was a director in the corporate law department of Hannoch Weisman, a Professional Corporation, since 1993, where she served as the Company's outside legal counsel. Ms. Dunn is admitted to practice law in New York and New Jersey and is a member of the American, New York State and New Jersey State Bar Associations.

     Nancy R. Pitek joined the Company in 1984 as Manager of Accounting. She became Assistant Controller in 1985 and Director of Internal Audit in 1988. Ms. Pitek became Director of Corporate Finance in 1990 and Controller in 1993. In May 1994, she was appointed to the position of Treasurer and in May 1996 was named Vice President, Finance.

     Paul G. Casner, Jr. joined the Company in 1993 as President of Technology Applications and Service Company ("TAS"), now DRS Electronic Systems, Inc. In 1994, he also became President of the DRS Electronic Systems Group and a Vice President of the Company. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management.

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

     Richard Ross joined the Company as Assistant Vice President and Director of Sales in 1986 and Assistant Vice President, Corporate Development in 1987. In 1988, he became a Vice President of the Company, and in 1990, he became President of DRS Photronics, Inc. Mr. Ross also serves as President of the DRS Electro-Optical Systems Group.

EMPLOYEES

     As of March 31, 1998, the Company had approximately 1,470 employees, 1,045 of which were located in the United States. None of the Company's employees are represented by labor unions, and the Company has experienced no work stoppages. There is a continuing demand for qualified technical personnel, and the Company believes that its future growth and success will depend upon its ability to attract, train and retain such personnel.

ITEM 2. PROPERTIES

     The Company leases the following properties:

         SUBSIDIARY                                                                                     APPROXIMATE
             OR                                                                                           SQUARE
          DIVISION                             LOCATION                         ACTIVITIES                FOOTAGE      EXPIRATION
          --------                             --------                         ----------                -------      ----------
Corporate
DRS Technologies, Inc.                Parsippany, New Jersey            Corporate Headquarters             10,800       Fiscal 2003

ESG
DRS Electronic Systems, Inc.          Gaithersburg, Maryland            Administrative,                    40,000       Fiscal 2000
                                                                          Engineering and
                                                                          Manufacturing

DRS Technologies, Inc.                Arlington, Virginia               Administrative and                  2,000       Fiscal 2000
                                                                          Marketing

DRS Laurel Technologies               Johnstown, Pennsylvania           Administrative and                 38,000       Fiscal 1999
                                                                          Manufacturing

DRS Laurel Technologies               Davidsville, Pennsylvania         Manufacturing                      65,800       Fiscal 1999

DRS Technical Services, Inc.          San Diego, California             Engineering Support                 5,000       Fiscal 2000
                                                                          Services

DRS Technical Services                Chesapeake, Virginia              Field Service and                  20,600       Fiscal 2005
                                                                          Engineering Support
EOSG
DRS Photronics, Inc.                  Oakland, New Jersey               Administrative and                 25,400       Fiscal 2003
                                                                          Engineering

DRS Photronics, Inc.                  Oakland, New Jersey               Administrative and                 36,000       Fiscal 2003
                                                                          Manufacturing

DRS Optronics, Inc.                   Palm Bay, Florida                 Administrative,                    53,900       Fiscal 2006
                                                                          Engineering and
                                                                          Manufacturing

DRS Hadland, Inc.                     Cupertino, California             Sales and Field Service               500       Fiscal 1999

DRS Hadland GmbH                      Munich, Germany                   Sales and Field Service               500         (1)

DSG
DRS Precision Echo, Inc.              Santa Clara, California           Administrative,                    55,000       Fiscal 2001
                                                                          Engineering and
                                                                          Manufacturing

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

DRS Ahead Technology, Inc.            Plymouth, Minnesota               Administrative and                 13,700       Fiscal 2003
                                                                          Manufacturing

DRS Ahead Technology, Inc.            St. Croix Falls, Wisconsin        Administrative and                 24,000       Fiscal 2000
                                                                          Manufacturing

DRS Ahead Technology, Inc.            Dassel, Minnesota                 Administrative and                 23,100       Fiscal 2002
                                                                          Manufacturing

DRS Ahead Technology, Inc.            Bloomington, Illinois             Manufacturing                       5,400       Fiscal 2000

FS&C
DRS Flight Safety and                 Kanata, Ontario, Canada           Administrative,                    70,000       Fiscal 1999
  Communications                                                          Manufacturing and
                                                                          Engineering

DRS Technologies (UK) Ltd.            Middlesex, United Kingdom         Administrative and                  6,800       Fiscal 2001
                                                                          Manufacturing

----------
Note: (1) Lease has no set expiration date. Three months notice is required to terminate lease.


     During July 1998, in connection with the expiration of the lease for the Kanata, Ontario, Canada facility, FS&C will relocate a substantial portion of the Kanata operations to its facility in Carleton Place, Ontario, Canada and the remainder to a leased facility in Nepean, Ontario, Canada.

     The Company leases the building in Oakland, New Jersey from LDR Realty Co., a partnership wholly-owned by Leonard Newman and David E. Gross, co-founders of the Company. The Company believes that this lease was consummated on terms no less favorable than those that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arms-length basis.

     The Company owns the following properties:

                SUBSIDIARY                                                                                            APPROXIMATE
                    OR                                                                                                  SQUARE
                 DIVISION                     LOCATION                                   ACTIVITIES                     FOOTAGE
                 --------                     --------                                   ----------                     -------
DSG
 DRS Ahead Technology, Inc.              Razlog, Bulgaria                            Manufacturing                        64,100
EOSG
 DRS Hadland Ltd.                        Tring, Hertfordshire,                       Administrative,                       7,500
                                           United Kingdom                              Engineering and
                                                                                       Manufacturing

FS&C
 DRS Flight Safety and                   Carleton Place, Ontario, Canada             Administrative and                  128,500
   Communications                                                                      Manufacturing

     In fiscal 1998, the Company sold its 45,000 square foot building in Hauppauge, New York, which previously housed DRS Photronics' administrative, engineering and manufacturing operations (see Note 10 of Notes to Consolidated Financial Statements).

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

     Substantially all assets of the Company, including those properties identified above, are pledged as collateral on borrowings of the Company (see
Note 6 of Notes to Consolidated Financial Statements).

ENVIRONMENTAL PROTECTION

     The Company believes that its manufacturing operations and properties are, in all material respects, in compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment or otherwise protect the environment. Such compliance has been achieved without material effect on the Company's earnings or competitive position.

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

     In April and May of 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to certain equipment manufactured by DRS Photronics. The subpoenas were issued in connection with United States v. Tress, a case involving a DRS Photronics employee and related to the accuracy of test data for the equipment. To date, no claim has been made or threatened against the Company in connection with this matter. At this time, the Company is unable to determine if any such claim will be made. DRS Photronics currently is unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. At this time, the Company is unable to quantify the effect of the delayed shipments on its results of operations or financial position, or to predict when such shipments ultimately will be made, although the delays are expected to impact fiscal 1999's first quarter results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has not paid any cash dividends since 1976. The Company intends to retain future earnings for use in its business and does not expect to declare cash dividends on its Common Stock in the foreseeable future. The indentures relating to the Company's 8-1/2% Convertible Subordinated Debentures and 9% Senior Subordinated Convertible Debentures and the Company's bank lines of credit restrict the Company's ability to pay dividends or make other distributions on its Common Stock. See Note 6 of Notes to Consolidated Financial Statements for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of any future dividends will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by the Board of Directors.

     The information required by this item with respect to the market prices for the Company's common equity securities is incorporated herein by reference to page 41 of the DRS 1998 Annual Report (for the fiscal year ended March 31,
1998).

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference herein to page 14 of the DRS 1998 Annual Report (for the fiscal year ended March 31, 1998).

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference herein to pages 15 through 23 of the DRS 1998 Annual Report (for the fiscal year ended March 31, 1998).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference herein to pages 24 through 41 of the DRS 1998 Annual Report (for the fiscal year ended March 31, 1998).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10. through 13. of this Part is incorporated herein by reference to the Definitive Proxy Statement of the Company, dated July 2, 1998, for the 1998 Annual Meeting of Stockholders. Reference also is made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report

      1. Financial Statements

         The following financial statements of DRS Technologies, Inc. and subsidiaries have been incorporated by reference to the DRS 1998 Annual Report (for the fiscal year ended March 31, 1998), pursuant to
         Item 8 of this report:

                                                                   1998 ANNUAL
                                                                  REPORT PAGE(S)
                                                                  --------------

         Independent Auditors' Report                                     42
         Consolidated Balance Sheets--March 31, 1998 and 1997             24
         Consolidated Statements of Earnings--Years Ended March 31,
           1998, 1997 and 1996                                            25
         Consolidated Statements of Stockholders' Equity--Years
           Ended March 31, 1998, 1997 and 1996                            25
         Consolidated Statements of Cash Flows--Years Ended March 31,
           1998, 1997 and 1996                                            26
         Notes to Consolidated Financial Statements                    27-41
      2. Financial Statement Schedules See Appendix A hereto.
      3. Exhibits
         Incorporated by reference to the Exhibit Index at the end of this report.
         (b) Reports on Form 8-K

         Filed as of January 12, 1998: Amendment No. 1 to Current Report on Form 8-K dated as of October 29, 1997, with respect to the acquisition of the net assets of the Applied Systems Division of Spar Aerospace Limited, a Canadian corporation, and 100% of the stock of Spar Aerospace (UK) Ltd.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DRS TECHNOLOGIES, INC.

Dated: June 26, 1998

                                      /s/ MARK S. NEWMAN
                                      ---------------------------------------
                                      Mark S. Newman, Chairman of the Board,
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                          DATE
        ---------                       -----                          ----
/s/ MARK S. NEWMAN       Chairman of the Board, President,         June 26, 1998
-----------------------    Chief Executive Officer and Director
Mark S. Newman


/s/ NANCY R. PITEK       Vice President, Finance and Treasurer     June 26, 1998
-----------------------
Nancy R. Pitek


/s/ IRA ALBOM            Director                                  June 26, 1998
-----------------------
Ira Albom


/s/ THEODORE COHN        Director                                  June 26, 1998
-----------------------
Theodore Cohn


/s/ DONALD C. FRASER     Director                                  June 26, 1998
-----------------------
Donald C. Fraser


/s/ WILLIAM F. HEITMANN  Director                                  June 26, 1998
-----------------------
William F. Heitmann


/s/ MARK N. KAPLAN       Director                                  June 26, 1998
-----------------------
Mark N. Kaplan


/s/ STUART F. PLATT      Vice President, President of DRS Data     June 26, 1998
-----------------------    Systems Group and Director
Stuart F. Platt


/s/ JACK RACHLEFF        Director                                  June 26, 1998
-----------------------
Jack Rachleff

                                                                      APPENDIX A

                   DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                  INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
DRS Technologies, Inc.:

     Under date of May 11, 1998, we reported on the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG Peat Marwick LLP

Short Hills, New Jersey
May 11, 1998


                                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                     YEARS ENDED MARCH 31, 1998, 1997 AND 1996

               COL. A                    COL. B             COL. C                       COL. D                COL. E
                                                          ADDITIONS (a)               DEDUCTIONS (b)
                                                    --------------------------- ---------------------------
                                                        (1)           (2)           (1)           (2)
                                                                   CHARGED TO                 CREDITED TO
                                       BALANCE AT    CHARGED TO      OTHER      CREDITED TO      OTHER       BALANCE AT
                                      BEGINNING OF   COSTS AND     ACCOUNTS--    COSTS AND     ACCOUNTS--      END OF
            DESCRIPTION                  PERIOD       EXPENSES      DESCRIBE      EXPENSES      DESCRIBE       PERIOD
           -------------              ------------- ------------- ------------- ------------- ------------- -------------
INVENTORY RESERVE
Year ended March 31, 1998 ..........   $  741,000    $ 666,000    $  988,000(c)  $  532,000   $  166,000(d)  $1,695,000
Year ended March 31, 1997 ..........   $1,069,000    $  46,000    $2,166,000(c)  $  400,000   $2,138,000(d)  $  741,000
Year ended March 31, 1996 ..........   $1,400,000    $ 670,000    $2,139,000(c)  $    8,000   $3,132,000(d)  $1,069,000

LOSSES & FUTURE COSTS ACCRUED ON
    UNCOMPLETED CONTRACTS
Year ended March 31, 1998 ..........   $2,204,000    $4,834,000   $  166,000(c)  $2,346,000   $  738,000(e)  $4,120,000
Year ended March 31, 1997 ..........   $3,850,000    $1,564,000   $   16,000(c)  $1,060,000   $2,166,000(e)  $2,204,000
Year ended March 31, 1996 ..........   $4,555,000    $2,026,000   $  353,000(c)  $  945,000   $2,139,000(e)  $3,850,000

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended March 31, 1998 ..........   $ 136,000     $  313,000   $   71,000(c)  $   34,000   $      --      $  486,000
Year ended March 31, 1997 ..........   $ 136,000     $     --     $      --      $      --    $      --      $  136,000
Year ended March 31, 1996 ..........   $ 129,000     $   7,000    $      --      $      --    $      --      $  136,000

OTHER
Year ended March 31, 1998 ..........   $       0     $    --      $      --      $      --    $      --      $        0
Year ended March 31, 1997 ..........   $       0     $    --      $      --      $      --    $      --      $        0
Year ended March 31, 1996 ..........   $ 290,000     $    --      $      --      $  290,000   $      --      $        0

-------------------

(a)  Represents, on a full-year basis, net credits to reserve accounts.

(b)  Represents, on a full-year basis, net charges to reserve accounts.

(c)  Represents amounts reclassified from related reserve accounts.

(d)  Represents amounts utilized and credited to related asset accounts.

(e)  Represents amounts reclassified to related reserve accounts.

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

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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

   4.3 -- Registration Rights Agreement, dated as of
          September 22, 1995 between the Company and Forum
          Capital Markets L.P.[Registration Statement
          No.33-64641, Amendment No. 1, Exhibit 4.3]

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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
          Exhibit 10.49]

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------


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

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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
          Exhibit 10.56]

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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

                                                                     PAGE NO.
 EXHIBIT NO.             DESCRIPTION                             OF PAPER FILING
 -----------             -----------                             ---------------

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

 10.98 -- Contract No. N00024-95-G-5609, dated January 25,
          1996, between Technology Applications and Service Company and the Navy [Form 10-K, fiscal year ended March 31, 1996, File No. 1-8533, Exhibit 10.98]

 10.99 -- Asset Purchase Agreement, dated June 17, 1996, by and among Vikron, Inc., Northland Aluminum, Inc.,
          Ahead Wisconsin Acquisition Corporation, a third-tier subsidiary of the Company, and Ahead
          Technology, Inc., a second-tier subsidiary of the Company [Form 10-K, fiscal year ended March 31,
          1997, File No. 1- 8533, Exhibit 10.99]

10.100 -- Agreement and Plan of Merger, dated September 30, 1996, by and among PTI Acquisition Corp., a subsidiary of the Company, Pacific Technologies, Inc., David A. Leedom, Karen A. Mason, Robert T. Miller, Carl S. Ito and Barry S. Kindig[Form 10-K, fiscal year ended March 31, 1997, File No.
          1-8533, Exhibit 10.101]

10.101 -- Asset Purchase Agreement, dated October 22, 1996, by and among Ahead Technology, Inc., a second-tier subsidiary of the Company, Nortronics Acquisition Corporation, a third-tier subsidiary of the Company, Nortronics Company, Inc., Alan Kronfeld, Thomas Philipich and Robert Liston [Form 10-K, fiscal year ended March 31, 1997, File No. 1-8533, Exhibit 10.102]

10.102 -- Purchase Agreement, dated as of September 19,
          1997, between DRS Technologies, Inc. and Spar
          Aerospace Limited. [Form 8-K, October 27, 1997,
          File No. 1-8533, Exhibit 1]

10.103 -- Revolving Credit Loan and Term Loan Agreement, dated as of October 29, 1997, by and among DRS
          Technologies, Inc., DRS Technologies Canada
          Company/Compagnie DRS Technologies Canada, DRS
          Technologies Canada, Inc. and Mellon Bank, N.A.
          [Form 8-K, October 27, 1997, File No. 1-8533,
          Exhibit 2]

   *11 -- Computation of earnings per share

   *13 -- Portions of the 1998 Annual Report to Stockholders of the Company

   *21 -- List of subsidiaries of the Company as of March 31, 1998

 *23.1 -- Consent of KPMG Peat Marwick LLP

   *27 -- Financial Data Schedule