Form 10-Q
period 1998-06-30
DRS TECHNOLOGIES INC
filed 1998-08-14
CIK 28630

================================================================================

                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

                          Commission file number 1-8533


                             DRS TECHNOLOGIES, INC.


          DELAWARE                                           13-2632319
-------------------------------                          ------------------
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

                                Yes [X]       No [ ]

      As of August 7, 1998, 6,212,976 shares of registrant's Common Stock,
                 $.01 par value, were outstanding (exclusive of
                        402,461 shares held in treasury).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q



PART 1.          FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets - June 30, 1998 and March
                 31, 1998.........................................................   3

                 Condensed Consolidated Statements of Earnings - Three Months
                 Ended June 30, 1998 and 1997.....................................   4

                 Condensed Consolidated Statements of Comprehensive Earnings -
                 Three Months Ended June 30, 1998 and 1997........................   5

                 Condensed Consolidated Statements of Cash Flows - Three Months
                 Ended June 30, 1998 and 1997.....................................   6

                 Notes to Condensed Consolidated Financial Statements.............   7-9

       Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................  10-15

       Item 3.   Not Applicable

PART 2.          OTHER INFORMATION

       Item 1.   Legal Proceedings................................................  16

       Item 2.   Not Applicable

       Item 3.   Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders..............  16

       Item 5.   Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K.................................  16

SIGNATURES .......................................................................  17

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                      June 30, 1998                 March 31, 1998
                                                                                      -------------                 --------------
                               Assets
 Current assets:
         Cash and cash equivalents ..................................................  $   7,820,000                 $   9,673,000
         Accounts receivable, net ...................................................     37,929,000                    47,273,000
         Inventories, net of progress payments ......................................     40,007,000                    38,637,000
         Prepaid expenses and other current assets ..................................      2,446,000                     1,849,000
                                                                                       -------------                 -------------
               Total current assets .................................................     88,202,000                    97,432,000

 Property, plant and equipment,  less accumulated  depreciation and amortization of $33,860,000 and $32,457,000 at June 30, 1998 and March 31, 1998,
         respectively ...............................................................     22,483,000                    22,972,000

 Intangible assets, less accumulated amortization of
         $6,357,000 and $6,061,000 at June 30, 1998 and
         March 31, 1998, respectively ...............................................     32,265,000                    33,070,000

 Other assets .......................................................................      9,842,000                     9,999,000
                                                                                       -------------                 -------------
                                                                                       $ 152,792,000                 $ 163,473,000
                                                                                       ==============                =============
                Liabilities and Stockholders' Equity

 Current liabilities:
         Short-term bank debt .......................................................  $   8,589,000                 $   5,100,000
         Current installments of long-term debt .....................................      8,028,000                     7,514,000
         Other current liabilities ..................................................     29,545,000                    42,692,000
                                                                                       -------------                 -------------
               Total current liabilities ............................................     46,162,000                    55,306,000

 Long-term debt, excluding current installments .....................................     54,449,000                    56,532,000
 Deferred income taxes ..............................................................      3,897,000                     3,897,000
 Other liabilities ..................................................................      3,703,000                     3,403,000
                                                                                       -------------                 -------------
               Total liabilities ....................................................    108,211,000                   119,138,000

 Stockholders' equity:
 Preferred Stock, no par value. Authorized 2,000,000 shares;
         no shares issued at June 30, 1998 and March 31, 1998 .......................  $          --                  $         --
 Common Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 6,604,437
         and 6,596,237 shares at June 30, 1998 and
         March 31, 1998, respectively ...............................................         66,000                        66,000

 Additional paid-in capital .........................................................     19,453,000                    19,399,000
 Retained earnings ..................................................................     27,381,000                    27,057,000
 Accumulated other comprehensive earnings ...........................................       (326,000)                     (135,000)

 Treasury stock, at cost:
         402,461 shares of Common Stock at
         June 30, 1998 and March 31, 1998 ...........................................     (1,561,000)                   (1,561,000)

 Unamortized restricted stock compensation ..........................................       (432,000)                     (491,000)
                                                                                       -------------                 -------------
         Net stockholders' equity ...................................................     44,581,000                    44,335,000
                                                                                       -------------                 -------------

 Commitments and contingencies ......................................................             --                            --

                                                                                       $ 152,792,000                 $ 163,473,000
                                                                                       ==============                =============


                       See accompanying notes to condensed consolidated financial statements.

                                                         3

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)


                                                                                 Three Months Ended June 30,
                                                                             --------------------------------
                                                                                 1998                1997
                                                                             ------------        ------------
 Revenues .................................................................  $ 45,988,000        $ 38,997,000

 Costs and expenses .......................................................    43,922,000          36,098,000
                                                                             ------------        ------------

     Operating income .....................................................     2,066,000           2,899,000

 Interest and related expenses ............................................    (1,571,000)           (903,000)

 Interest and other income, net ...........................................       221,000             243,000

 Minority interest ........................................................      (201,000)           (108,000)
                                                                             ------------        ------------

     Earnings before income taxes .........................................       515,000           2,131,000

 Income taxes .............................................................       191,000             788,000
                                                                             ------------        ------------

     Net earnings .........................................................     $ 324,000        $  1,343,000
                                                                             ============        ============


 Earnings per share of common stock:
     Basic ................................................................     $    0.05        $       0.24
     Diluted ..............................................................     $    0.05        $       0.20



               See accompanying notes to condensed consolidated financial statements.

                                                 4

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Earnings
                                    (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                                    -------------------------
                                                      1998           1997
-----------------------------------------------------------------------------
Comprehensive earnings
  Net earnings ...................................  $ 324,000     $ 1,343,000
  Other comprehensive earnings:
    Foreign currency translation adjustment ......   (191,000)             --
-----------------------------------------------------------------------------

Comprehensive earnings ...........................  $ 133,000     $ 1,343,000
-----------------------------------------------------------------------------



     See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended June 30,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------

Cash flows from operating activities
      Net earnings ......................................   $    324,000    $  1,343,000

Adjustments to reconcile net earnings to cash flows from operating activities:

      Depreciation and amortization .....................      2,193,000       1,419,000
      Other, net ........................................        214,000         592,000

Changes in assets and liabilities, net of effects from business combinations:

      (Increase) decrease in accounts receivable ........      8,878,000        (787,000)
      (Increase) decrease in inventories ................     (1,579,000)        566,000
      Increase in prepaid expenses and
         other current assets ...........................       (470,000)        (27,000)
      Decrease in current and other liabilities .........    (12,648,000)     (3,023,000)
      Other, net ........................................       (330,000)       (135,000)
                                                            ------------    ------------

      Net cash used in operating activities .............     (3,418,000)        (52,000)
                                                            ------------    ------------

Cash flows from investing activities

      Capital expenditures ..............................     (1,029,000)     (1,101,000)
      Other, net ........................................       (211,000)       (340,000)
                                                            ------------    ------------

      Net cash used in investing activities .............     (1,240,000)     (1,441,000)
                                                            ------------    ------------

Cash flows from financing activities

      Net borrowings (repayments) of short-term debt ....      3,353,000        (441,000)
      Payments on long-term debt ........................       (464,000)       (142,000)
      Other, net ........................................         54,000           4,000
                                                            ------------    ------------

      Net cash provided by (used in) financing activities      2,943,000        (579,000)
                                                            ------------    ------------

Effect of exchange rates on cash and cash equivalents ...       (138,000)           --
                                                            ------------    ------------

Net decrease in cash and cash equivalents ...............     (1,853,000)     (2,072,000)
Cash and cash equivalents, beginning of period ..........      9,673,000       9,455,000
                                                            ------------    ------------

Cash and cash equivalents, end of period ................   $  7,820,000    $  7,383,000
                                                            ============    ============


     See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 1998, and the results of operations, comprehensive earnings and cash flows for the three-month periods ended June 30, 1998 and 1997. All significant intercompany balances and transactions have been eliminated. Certain items in the June 30, 1997 and March 31, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1999 presentation. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2) In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is composed of net earnings and other nonowner changes in equity of a business enterprise during a reporting period. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings as part of its primary financial statements.

3)   Inventories are summarized as follows:

                                                June 30, 1998    March 31, 1998
                                                -------------    --------------
       Work-in-process ........................  $61,687,000      $63,000,000
       Raw material and finished goods ........    5,664,000        5,813,000
                                                 -----------      -----------
                                                  67,351,000       66,813,000
       Less progress payments .................  (27,344,000)     (30,176,000)
                                                 -----------      -----------
       Total ..................................  $40,007,000      $38,637,000
                                                 ===========      ===========

     General and administrative costs included in work-in-process were approximately $11.7 million and $9.9 million at June 30, 1998 and March 31, 1998, respectively. General and administrative expenses included in costs and expenses amounted to approximately $8.5 million and $9.4 million for the three months ended June 30, 1998 and 1997, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $.8 million and $1.0 million for the fiscal quarters ended June 30, 1998 and 1997, respectively.

4) In the first quarter of fiscal 1999, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to certain equipment manufactured by DRS Photronics, Inc. (Photronics), a subsidiary of the Company. These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice.

5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", in fiscal 1998 beginning with the fiscal quarter ended December 31, 1997. Accordingly, prior period earnings per share amounts have been restated to conform to the provisions of the new standard. Its adoption did not have a material impact on reported earnings per share for current or restated prior periods.

     Basic earnings per share is computed by dividing net earnings by the weighted average of Common Stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options and, for the three month period ended June 30, 1997, the effect of the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures due October 2003 (the 9% Debentures) and the Company's 8-1/2% Convertible Subordinated Debentures due August 1998 (the 8-1/2% Debentures). These debentures were antidilutive for the first quarter of fiscal 1999. The following table provides the components of the per share computations:

                                                                     Three Months Ended
                                                                          June 30,
                                                                    ---------------------
(in thousands, except per share data)                                1998           1997
------------------------------------------------------------------------------------------
Basic EPS Computation
Net earnings .....................................................  $  324        $ 1,343
Weighted average common shares outstanding .......................   6,197          5,588
Basic earnings per share .........................................  $ 0.05        $  0.24
------------------------------------------------------------------------------------------
Diluted EPS Computation
Net earnings .....................................................  $  324        $ 1,343
Interest and expenses related to convertible
  debentures .....................................................      --            464
------------------------------------------------------------------------------------------
Adjusted earnings ................................................  $  324        $ 1,807
Weighted average common shares outstanding .......................   6,197          5,588
Stock options ....................................................     321            221
Convertible debentures:
8-1/2% Debentures ................................................      --            333
9% Debentures ....................................................      --          2,825
------------------------------------------------------------------------------------------
Diluted common shares outstanding ................................   6,518          8,967
Diluted earnings per share .......................................  $ 0.05        $  0.20
==========================================================================================


6) The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and Flight Safety and Communications (FS&C). Each operating unit is comprised of separate and distinct businesses. Corporate operations include the activities of the parent company, DRS Technologies, Inc., and several non-operating subsidiaries of the Company. Included in Corporate operations for the quarter ended June 30, 1997 are the results of operations from DRS Medical Systems. Information about the Company's operations in these segments for the fiscal quarters ended June 30, 1998 and 1997 is as follows:

(in thousands)


                                            ESG          DSG           EOSG          FS&C        Corporate      Total
                                         --------     --------       -------       -------       ----------   ---------

Quarter Ended June 30, 1998
  Revenues ............................  $ 23,938     $  9,232       $ 5,919       $ 6,899       $    --      $ 45,988

  Operating income ....................     1,751          161          (202)          504          (148)        2,066

  Identifiable assets .................    27,561       34,496        41,756        37,126        11,853       152,792

  Depreciation and amortization .......       257          703           602           474           157         2,193

  Capital expenditures ................       400          151           224            37           217         1,029

Quarter Ended June 30, 1997
  Revenues ............................  $ 22,421     $ 10,006       $ 5,318       $    --       $ 1,252      $ 38,997

  Operating income ....................     1,561        1,148           269            --           (79)        2,899

  Identifiable assets .................    24,560       33,852        20,561            --        16,702        95,675

  Depreciation and amortization .......       326          635           341            --           117         1,419

  Capital expenditures ................       317          538            72            --           174         1,101



7) On April 3, 1998, the Company signed a non-binding letter of intent to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and is a provider of rugged computers, peripheral equipment and integrated systems for military, government and commercial applications. NAI reported revenues of approximately $52 million for the year ended December 31, 1997 and $24.7 million for the six months ended June 30, 1998. The transaction, which is to be consummated via exchange of shares, is subject to the negotiation of a definitive merger agreement and receipt of stockholder and regulatory approvals. The Company expects to complete this transaction in the third quarter of fiscal 1999.

     On July 28, 1998, the Company entered into an agreement with Raytheon Company and certain of its subsidiaries for the purchase of assets used to conduct a portion of both its Second Generation Ground Electro-Optical Systems (Ground EO) business and a portion of its Focal Plane Array (FPA) business for approximately $45 million in cash, subject to adjustment for changes in net assets of the businesses between December 31, 1997 and the transaction closing date. The transaction, which is subject to approval of the US Department of Defense and Department of Justice, is expected to close in the second quarter of fiscal 1999. The Ground EO and FPA businesses provide products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System (IBAS) and the JAVELIN missile programs. The Ground EO business is based in El Segundo, California; the FPA business is located in Dallas, Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company) as of June 30, 1998 and for the three-month periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the results suggested by these forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.


Acquisitions and Related Activities

     On April 3, 1998, the Company signed a non-binding letter of intent to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and is a provider of rugged computers, peripheral equipment and integrated systems for military, government and commercial applications. NAI reported revenues of approximately $52 million for the year ended December 31, 1997 and $24.7 million for the six months ended June 30, 1998. The transaction, which is to be consummated via exchange of shares, is subject to the negotiation of a definitive merger agreement and receipt of stockholder and regulatory approvals. The Company expects to complete this transaction in the third quarter of fiscal 1999.

     On July 28, 1998, the Company entered into an agreement with Raytheon Company and certain of its subsidiaries for the purchase of assets used to conduct a portion of both its Second Generation Ground Electro-Optical Systems (Ground EO) business and a portion of its Focal Plane Array (FPA) business for approximately $45 million in cash, subject to adjustment for changes in net assets of the businesses between December 31, 1997 and the transaction closing date. The transaction, which is subject to approval of the US Department of Defense and Department of Justice, is expected to close in the second quarter of fiscal 1999. The Ground EO and FPA businesses provide products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System (IBAS) and the JAVELIN missile programs. The Ground EO business is based in El Segundo, California; the FPA business is located in Dallas, Texas.

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period:

--------------------------------------------------------------------------------

                                           Percent of Revenues
                                          --------------------
                                           Three Months Ended         Percent
                                                June 30,              Changes
                                          -------------------      -------------
                                           1998          1997      1998 vs. 1997
                                          -----         -----      -------------
Revenues .............................    100.0%        100.0%         17.9%


Costs and expenses ...................     95.5          92.6          21.7%
                                          -----         -----

     Operating income ................      4.5           7.4         (28.7%)

Interest and related expenses ........     (3.4)         (2.3)         74.0%

Interest and other income, net .......      0.5           0.6          (9.1%)

Minority interest ....................     (0.4)         (0.3)         86.1%
                                          -----         -----

     Earnings before income taxes ....      1.2           5.4         (75.8%)

Income taxes .........................      0.4           2.0         (75.8%)
                                          -----         -----

     Net earnings ....................      0.8%          3.4%        (75.9%)
                                          =====         =====

--------------------------------------------------------------------------------


     The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and Flight Safety and Communications (FS&C). Each operating unit is comprised of separate and distinct businesses. The following tables set forth, by operating segment, revenues, operating income, operating margin and the percentage increase or decrease of those items as compared with the prior period:


(in thousands, except for percentages)
------------------------------------------------------------------------------------------------------------
ESG                                        Quarters Ended June 30,                   Percent Changes
                                      ----------------------------------       -----------------------------
                                         1998                   1997                  1998 vs. 1997
                                      ---------             ------------       -----------------------------

Revenues ...........................   $ 23,938                $ 22,421                             6.8%

Operating income ...................   $  1,751                $  1,561                            12.2%

Operating margin ...................        7.3%                    7.0%                            5.1%


DSG                                        Quarters Ended June 30,                   Percent Changes
                                      ----------------------------------       -----------------------------
                                         1998                   1997                  1998 vs. 1997
                                      ---------             ------------       -----------------------------

Revenues ...........................   $  9,232                $ 10,006                            (7.7%)

Operating income ...................   $    161                $  1,148                           (86.0%)

Operating margin ...................        1.7%                   11.5%                          (84.8%)


EOSG                                       Quarters Ended June 30,                   Percent Changes
                                      ----------------------------------       -----------------------------
                                         1998                   1997                  1998 vs. 1997
                                      ---------             ------------       -----------------------------

Revenues ...........................   $  5,919                $  5,318                            11.3%

Operating income ...................   $   (202)               $    269                          (175.1%)

Operating margin ...................       (3.4%)                   5.1%                         (167.5%)


FS&C                                       Quarters Ended June 30,                   Percent Changes
                                      ----------------------------------       -----------------------------
                                         1998                   1997                  1998 vs. 1997
                                      ---------             ------------       -----------------------------

Revenues ...........................   $  6,899                $     --                              --

Operating income ...................   $    504                $     --                              --

Operating margin ...................        7.3%                     --                              --


     Revenues from ESG for the three-month period ended June 30, 1998 increased 6.8% to $23.9 million from $22.4 million for the same three-month period in fiscal 1998. The revenue growth was attributable primarily to increased shipments of the group's military display workstations and coastal surveillance systems. ESG's operating income for the three-month period ended June 30, 1998 increased 12.2% to $1.8 million, compared with $1.6 million reported in the prior year. Operating income as a percentage of revenues was 7.3% and 7.0% for the three-month periods ended June 30, 1998 and 1997, respectively. The increase in ESG's operating income and operating income percentage for the three-month period ended June 30, 1998 resulted from the overall increase in revenues coupled with operating efficiencies resulting from the consolidation in fiscal 1998 of certain of the group's military display product lines.

     Revenues from DSG for the three-month period ended June 30, 1998 decreased 7.7% to $9.2 million from $10.0 million for the same three-month period in fiscal 1998. The decrease in revenues was attributable primarily to lower magnetic head product sales due to continued effects of the slowdown in the computer disk drive industry. DSG's operating income for the three-month period ended June 30, 1998 decreased 86% to $0.2 million, compared with $1.1 million reported in the prior year. Operating income as a percentage of revenues was 1.7% and 11.5% for the three-month periods ended June 30, 1998 and 1997, respectively. The decrease in DSG's operating income and operating income percentage in the three-month period ending June 30, 1998 were the result of reduced revenues and lower margins in the Group's magnetic head business influenced, in part, by start-up costs associated with the Group's Bulgarian manufacturing facility. The Company expects this facility to increase production during the second quarter of this fiscal year. Operating income for the quarter also decreased due to additional development and production costs associated with the Group's new military 8mm "triple-decker" recorders and costs for rework required on the final units delivered under the AN/USH-42 Mission Recording System contract.

     Revenues from EOSG for the three-month period ended June 30, 1998 increased 11.3% to $5.9 million from $5.3 million for the same three-month period in fiscal 1998. The increase in revenues was attributable primarily to revenues from the acquisition of Hadland Photonics Ltd. in March 1998. EOSG's operating income for the three-month period ended June 30, 1998 decreased 175.1% to a loss of $.2 million, compared with operating income of $.3 million for the three-month period ended June 30, 1997. Operating income as a percentage of revenues was -3.4% and 5.1% for the three-month periods ended June 30, 1998 and 1997, respectively. The decrease in EOSG's operating income and operating income percentage in the first quarter of fiscal 1999 reflects the effect of the inability of a subsidiary of the Company to ship certain boresighting systems during the period. This was due to a government investigation, during the period, into a product substitution allegation against an employee of the Group. On June 26, 1998, the complaint against the employee was dismissed without prejudice by the United States Attorney for the Eastern District of New York. The Company currently is unable to ship certain equipment related to this case and cannot predict when such shipments ultimately will be made, although these delays are expected to impact fiscal 1999 second quarter results.

     Revenues from FS&C were $6.9 million for the three-month period ended June 30, 1998 and were attributable to shipments from the Group's flight safety and communications products and from contract manufacturing services. FS&C's operating income for the three-month period ended June 30, 1998 was $.5 million and operating income as a percentage of revenues was 7.3%. FS&C was acquired in the second half of fiscal 1998.

     Interest and related expenses were $1.6 million and $.9 million for the three-month periods ended June 30, 1998 and 1997, respectively. The increase was attributable primarily to the increase in debt associated with the acquisition of FS&C.

     Interest and other income, net was $.2 million for the three-month periods ended June 30, 1998 and 1997, respectively. Minority interest increased to $.2 million for the three-month period ended June 30, 1998 from $.1 million in the comparable prior year period. The increase was due to the growth of the DRS Laurel Technologies partnership (Laurel), in which the Company has an 80% interest. Laurel manufactures many of the Company's military display workstations, including the AN/UYQ-70 Advanced Display System.

     The Company's effective tax rate for the three-month periods ended June 30, 1998 and 1997 was 37%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at June 30, 1998 and March 31, 1998 represented approximately 5% and 6%, respectively, of total assets. During the three-month period ended June 30, 1998, cash decreased by approximately $1.9 million. This decrease resulted from the uses of approximately $1.0 million for capital expenditures and $.5 million for long term debt repayments. In addition, approximately $3.4 million was used in support of operations. Working capital as of June 30, 1998 was $42.0 million, as compared to $42.1 million at March 31, 1998. Net short-term borrowings increased by $3.4 million during the period.

     Capital expenditures, excluding assets acquired as a result of business combinations, are expected to approximate $7.9 million for the fiscal year ending March 31, 1999. The majority of these expenditures will be for computer and production-related equipment.

     In connection with the acquisition of DRS Flight Safety and Communications, on October 29, 1997, the Company entered into a $60 million secured credit facility (the Secured Credit Facility) with Mellon Bank, N.A. (Mellon Bank), consisting of a $20 million term loan and a $40 million revolving line of credit. The Secured Credit Facility expires on March 31, 2003, and is available for working capital, general corporate purposes and acquisitions. The Secured Credit Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. As of June 30, 1998, approximately $50.8 million was outstanding against the Secured Credit Facility, of which $5.5 million was contingently payable under letters of credit, as compared with amounts outstanding under the Secured Credit Facility at March 31, 1998 of $48.3 million and $4.9 million, respectively.

     The Company is in the process of obtaining a new credit facility from Mellon Bank and is assessing certain financing alternatives to support its near-term business objectives, particularly with respect to pending acquisitions.

     Accounts Receivable and Inventories: Accounts receivable decreased by approximately $9.3 million in the three-month period ended June 30, 1998, primarily due to the collection of certain progress billings from the prior year. Included in accounts receivable at June 30, 1998 and March 31, 1998 are $.8 million arising from retainage provisions in certain contracts with the Canadian government, which may not be collected within one year.

     Inventories increased by approximately $1.4 million from March 31, 1998, due primarily to the delayed shipment of the Company's boresighting equipment.


-------------------------------------------------------------------------------
                                                June 30, 1998    March 31, 1998
-------------------------------------------------------------------------------

Quick ratio ...................................      1.0               1.0
Current ratio .................................      1.9               1.8
Liabilities-to-equity ratio ...................      2.4               2.7
Long-term debt (excluding current
 installments) to total capitalization ........     55.0%             56.0%
-------------------------------------------------------------------------------


     Backlog: Backlog at June 30, 1998 was approximately $182.1 million as compared to $177.4 million at March 31, 1998. The increase in backlog was due to the net effect of bookings, partially offset by revenues. New contract awards of approximately $52.8 million were booked in the three-month period ended June 30, 1998.

Accounting Standards

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes new standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings as part of its primary financial statements.

Year 2000

     The Company is conducting an assessment of its management information systems with respect to the Year 2000 compliance issue. Many of the Company's internal systems and products that have integrated software are already Year 2000 compliant. The Company plans to resolve any issues identified and ensure Year 2000 compliance of its main business application systems by the end of fiscal 1999. Year 2000 compliance issues at key suppliers also create risk for the Company since their inability to operate effectively could impact our business. The Company plans to contact its primary suppliers and other key third parties to determine the possible impact on its business. The Company will consider alternative providers for those third parties, which do not have plans in place to become Year 2000 compliant. Based on the information currently available from the work performed to date, management does not expect that the amounts to be expensed for Year 2000 compliance activities in fiscal 1999 will have a material impact on the Company's consolidated results of operations or financial position.

         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In the first quarter of fiscal 1999, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to certain equipment manufactured by DRS Photronics, Inc. (Photronics), a subsidiary of the Company. The subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice


Item 4.   Submission of Matters to a Vote of Security Holders

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

                                    DRS TECHNOLOGIES, INC.
                                         Registrant


Date: August 14, 1998                /s/ Nancy R. Pitek
                                    -------------------------------------------
                                     Nancy R. Pitek
                                     Vice President, Finance and Treasurer