Form 10-Q
period 1998-09-30
DRS TECHNOLOGIES INC
filed 1998-11-13
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

                          -----------------------------

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

                                YES [X]       NO [ ]

      AS OF NOVEMBER 10, 1998, 6,342,206 SHARES OF REGISTRANT'S COMMON STOCK,
                 $.01 PAR VALUE, WERE OUTSTANDING (EXCLUSIVE OF
                        402,461 SHARES HELD IN TREASURY).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q



PART 1.        FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets - September 30, 1998 and
               March 31, 1998.......................................................     3

               Condensed Consolidated Statements of Earnings - Three and
               Six Months Ended Sepember 30, 1998 and 1997..........................     4

               Condensed Consolidated Statements of Comprehensive Earnings - Three
               and Six Months Ended Sepember 30, 1998 and 1997......................     5

               Condensed Consolidated Statements of Cash Flows - Six Months
               Ended September 30, 1998 and 1997....................................     6

               Notes to Condensed Consolidated Financial Statements.............        7-10

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................        11-17

       Item 3. Not Applicable

PART 2.        OTHER INFORMATION

       Item 1. Legal Proceedings................................................         18

       Item 2. Not Applicable

       Item 3. Not Applicable

       Item 4. Submission of Matters to a Vote of Security Holders..............         18

       Item 5. Not Applicable

       Item 6. Exhibits and Reports on Form 8-K.................................         18

SIGNATURES .......................................................................       19

                                   DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                                        September 30, 1998    March 31, 1998
                                                                        ------------------    --------------

                             ASSETS
Current assets:
 Cash and cash equivalents                                                $  13,026,000        $   9,673,000
 Accounts receivable, less allowances for
  doubtful accounts of $872,000 and $486,000 at
   September 30, 1998 and March 31, 1998, respectively                       43,295,000           47,273,000
 Inventories, net of progress payments                                       41,152,000           38,637,000
 Prepaid expenses and other current assets                                    2,213,000            1,849,000
                                                                          -------------        -------------
  Total current assets                                                       99,686,000           97,432,000

Property, plant and equipment, less accumulated depreciation and amortization of  $35,294,000 and $32,457,000 at
 September 30, 1998 and March 31, 1998, respectively                         22,661,000           22,972,000

Intangible assets, less accumulated amortization of
 $6,695,000 and $6,061,000 at September 30, 1998
 and March 31, 1998, respectively                                            31,451,000           33,070,000

Other assets                                                                  9,332,000            9,999,000
                                                                          -------------        -------------

                                                                          $ 163,130,000        $ 163,473,000
                                                                          =============        =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term bank debt                                                     $   8,543,000        $   5,100,000
 Current installments of long-term debt                                       2,957,000            7,514,000
 Accounts payable and other current liabilities                              39,956,000           42,692,000
                                                                          -------------        -------------
  Total current liabilities                                                  51,456,000           55,306,000

Long-term debt, excluding current installments                               57,819,000           56,532,000
Deferred income taxes                                                         3,897,000            3,897,000
Other liabilities                                                             4,233,000            3,403,000
                                                                          -------------        -------------
  Total liabilities                                                         117,405,000          119,138,000

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
 no shares issued at September 30, 1998 and March 31, 1998                $        --          $         --
Common Stock, $.01 par value per share
 Authorized 20,000,000 shares; issued 6,744,667
 and 6,596,237 shares at September 30, 1998 and
 March 31, 1998, respectively                                                    67,000               66,000

Additional paid-in capital                                                   20,446,000           19,399,000
Retained earnings                                                            27,438,000           27,057,000
Accumulated other comprehensive earnings                                       (291,000)            (135,000)

Treasury stock, at cost:
 402,461 shares of Common Stock at
 September 30, 1998 and March 31, 1998                                       (1,561,000)          (1,561,000)

Unamortized restricted stock compensation                                      (374,000)            (491,000)
                                                                          -------------        -------------
 Net stockholders' equity                                                    45,725,000           44,335,000
                                                                          -------------        -------------

Commitments and contingencies                                                   --                   --

                                                                          $ 163,130,000        $ 163,473,000
                                                                          =============        =============

                    See accompanying notes to condensed consolidated financial statements.

                                  DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Earnings
                                                (Unaudited)

                                     Three Months Ended September 30,        Six Months Ended September 30,
                                    ---------------------------------        ------------------------------
                                          1998             1997                  1998            1997
                                      ------------    -------------           ------------    ------------
Revenues                              $ 46,126,000    $  38,738,000           $ 92,114,000    $ 77,735,000

Costs and expenses                      44,377,000       35,453,000             88,299,000      71,551,000
                                      ------------    -------------           ------------    ------------

      Operating income                   1,749,000        3,285,000              3,815,000       6,184,000

Interest and related expenses           (1,542,000)        (899,000)            (3,113,000)     (1,802,000)

Interest and other income, net             107,000          448,000                328,000         691,000

Minority interest                         (224,000)        (504,000)              (425,000)       (612,000)
                                      ------------    -------------           ------------    ------------

     Earnings before income taxes           90,000        2,330,000                605,000       4,461,000

Income taxes                                33,000          863,000                224,000       1,651,000
                                      ------------    -------------           ------------    ------------

     Net earnings                     $     57,000    $   1,467,000           $    381,000    $  2,810,000
                                      ============    =============           ============    ============

Earnings per share of common stock:
     Basic                            $       0.01    $        0.26           $       0.06    $       0.50
     Diluted                          $       0.01    $        0.21           $       0.06    $       0.42

                   See accompanying notes to condensed consolidated financial statements.

                                 DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Comprehensive Earnings
                                               (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                                     September 30,                   September 30,
                                               ------------------------        ------------------------
                                                  1998           1997             1998           1997
                                               ---------     ----------        ---------     ----------
Comprehensive earnings
   Net earnings                                $  57,000     $1,467,000        $ 381,000     $2,810,000
   Other comprehensive earnings:
     Foreign currency translation adjustment     (35,000)          --           (156,000)          --
                                               ---------     ----------        ---------     ----------

Comprehensive earnings                         $  22,000     $1,467,000        $ 225,000     $2,810,000
                                               =========     ==========        =========     ==========

                 See accompanying notes to condensed consolidated financial statements.

                         DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                           Six Months Ended September 30,
                                                           ------------------------------
                                                               1998             1997
                                                           ------------    ------------
Cash flows from operating activities

    Net earnings                                           $    381,000    $  2,810,000

Adjustments to reconcile net earnings to cash flows from operating activities:

    Depreciation and amortization                             4,405,000       2,940,000
    Other, net                                                  747,000         618,000

Changes in assets and liabilities, net of effects from business combinations:

    (Increase) decrease in accounts receivable                2,973,000      (5,917,000)
    Increase in inventories                                  (2,515,000)     (4,571,000)
    Increase in prepaid expenses and
      other current assets                                     (380,000)        (41,000)
    Increase (decrease) in current and other liabilities     (1,644,000)      2,399,000
    Other, net                                                 (167,000)       (125,000)
                                                           ------------    ------------

    Net cash provided by (used in) operating activities       3,800,000      (1,887,000)
                                                           ------------    ------------

Cash flows from investing activities

    Capital expenditures                                     (2,301,000)     (2,440,000)
    Payments pursuant to business combinations,
      net of cash acquired                                         --          (290,000)
    Proceeds from sale of partnership net assets                   --         1,890,000
    Other, net                                                 (301,000)        (52,000)
                                                           ------------    ------------

    Net cash used in investing activities                    (2,602,000)       (892,000)
                                                           ------------    ------------

Cash flows from financing activities

    Retirement of convertible subordinated debentures        (4,992,000)           --
    Payments on long-term debt                               (1,140,000)       (293,000)
    Other borrowings, net                                     8,683,000       1,032,000
    Other, net                                                  192,000          20,000
                                                           ------------    ------------

    Net cash provided by financing activities                 2,743,000         759,000
                                                           ------------    ------------

Effect of exchange rates on cash and cash equivalents          (588,000)           --
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents          3,353,000      (2,020,000)
Cash and cash equivalents, beginning of period                9,673,000       9,455,000
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $ 13,026,000    $  7,435,000
                                                           ============    ============

         See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 1998, the results of operations, comprehensive earnings, and cash flows for the three- and six-month periods ended September 30, 1998 and 1997. All significant intercompany balances and transactions have been eliminated. Certain items in the September 30, 1997 and March 31, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1999 presentation. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. Comprehensive income is composed of net earnings and other nonowner changes in the equity of a business enterprise during a reporting period. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings as part of its primary financial statements.

3)   Inventories are summarized as follows:

                                           September 30, 1998     March 31, 1998
                                           ------------------     --------------
       Work-in-process                         $67,769,000          $63,000,000
       Raw material and finished goods           5,656,000            5,813,000
                                               -----------          -----------
                                                73,425,000           66,813,000
       Less progress payments                  (32,273,000)         (30,176,000)
                                               ===========          ===========
       Total                                   $41,152,000          $38,637,000
                                               ===========          ===========

     General and administrative costs included in work-in-process were approximately $12.8 million and $9.9 million at September 30, 1998 and March 31, 1998, respectively. General and administrative expenses included in costs and expenses amounted to approximately $8.8 million and $6.1 million, respectively, for the three-month periods ended September 30, 1998 and 1997, and approximately $17.3 million and $15.4 million, respectively, for the six-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $0.6 million and $1.1 million, respectively, for the fiscal quarters ended September 30, 1998 and 1997, and approximately $1.4 million and $2.1 million, respectively, for the six-month periods then ended.

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

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during each period. The computation of diluted earnings per

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

     share includes the effect of shares from the assumed exercise of dilutive stock options and, for the three- and six-month periods ended September 30, 1997, the effect of the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures due October 2003 (the 9% Debentures) and the Company's 8-1/2% Convertible Subordinated Debentures due August 1998 (the 8-1/2% Debentures). These debentures were antidilutive for the three- and six-month periods ended September 30, 1998. The following table provides the components of the per share computations:

                                                            Three Months Ended         Six Months Ended
                                                               September 30,             September 30,
                                                            ------------------         ----------------
(in thousands, except per share data)                        1998      1997             1998      1997
=======================================================================================================
Basic EPS Computation
 Net earnings                                               $   57    $1,467           $  381    $2,810
 Weighted average common shares outstanding                  6,252     5,591            6,224     5,589
 Basic earnings per share                                   $ 0.01    $ 0.26           $ 0.06    $ 0.50
=======================================================================================================
Diluted EPS Computation
 Net earnings                                               $   57    $1,467           $  381    $2,810
 Interest and expenses related to convertible debentures        --       468               --       933
=======================================================================================================
 Adjusted earnings                                          $   57    $1,935           $  381    $3,743
 Weighted average common shares outstanding                  6,252     5,591            6,224     5,589
 Stock options                                                 168       296              239       259
 Convertible debentures:
   8-1/2% Debentures                                            --       333               --       333
   9% Debentures                                                --     2,825               --     2,825
=======================================================================================================
 Diluted common shares outstanding                           6,420     9,045            6,463     9,006
 Diluted earnings per share                                 $ 0.01    $ 0.21           $ 0.06    $ 0.42
=======================================================================================================

6) The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FS&C). Each operating group is comprised of separate and distinct businesses. Corporate operations include the activities of the parent company, DRS Technologies, Inc., and several non-operating subsidiaries of the Company. Included in Corporate operations for the three- and six-month periods ended September 30, 1997 are the results of operations from DRS Medical Systems. During the quarter ended September 30, 1998, DRS's military recording systems subsidiary, DRS Precision Echo, was combined with the Flight Safety and Communications Group, due to business synergies. As a result, the information shown below has been restated to include DRS Precision Echo with FS&C for all periods presented. DSG now includes the operations of DRS Ahead Technology only.

     Information about the Company's operations in these segments for the three- and six-month periods ended September 30, 1998 and 1997 is as follows:


                                  DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                                (Unaudited)

(in thousands)

                                                ESG      DSG        EOSG      FS&C   Corporate    Total
                                              -------  --------   --------  -------  --------   ---------
Quarter Ended September 30, 1998

   Revenues                                   $24,792  $  5,357   $  6,518  $  9,459  $    --  $   46,126
   Operating income (loss)                      1,938      (761)       (53)      704       (79)     1,749
   Identifiable assets                         35,748    15,225     43,237    53,378    15,542    163,130
   Depreciation and amortization                  281       546        520       680       185      2,212
   Capital expenditures                           493       121        169       403        86      1,272


Quarter Ended September 30, 1997

   Revenues                                   $17,897  $  6,520   $  7,596  $  6,267  $    458  $  38,738
   Operating income (loss)                      2,361       885       (144)       69       114      3,285
   Identifiable assets                         33,789    19,952     23,880    16,209     9,346    103,176
   Depreciation and amortization                  240       502        479       148       152      1,521
   Capital expenditures                           194       404        546        64       131      1,339



(in thousands)
                                                 ESG      DSG        EOSG      FS&C   Corporate    Total
                                              -------  --------   --------  -------  --------   ---------
Six Months Ended September 30, 1998

   Revenues                                   $48,730  $ 10,654   $ 12,437  $ 20,293  $     --  $  92,114
   Operating income (loss)                      3,689      (690)      (255)    1,298      (227)     3,815
   Identifiable assets                         35,748    15,225     43,237    53,378    15,542    163,130
   Depreciation and amortization                  538     1,092      1,122     1,311       342      4,405
   Capital expenditures                           893       247        393       465       303      2,301


Six Months Ended September 30, 1997

   Revenues                                   $40,318  $ 12,996   $ 12,914  $  9,797  $  1,710  $  77,735
   Operating income                             3,922     1,698        125       404        35      6,184
   Identifiable assets                         33,789    19,952     23,880    16,209     9,346    103,176
   Depreciation and amortization                  566       991        820       294       269      2,940
   Capital expenditures                           511       877        618       129       305      2,440



7) On August 26, 1998, the Company signed a definitive agreement to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and provider of rugged computers, peripheral equipment and integrated systems for military and governmental applications. NAI reported revenues from continuing operations of $47.8 million for the year ended December 31, 1997 and $34.7 million for the nine months ended September 30, 1998. The transaction, which is to be consummated via exchange of shares, is subject to stockholder and regulatory approvals. The Company expects to complete this transaction by the end of fiscal 1999.

     On October 20, 1998 the Company acquired, through certain of its subsidiaries, certain assets of the Second Generation Ground Based Electro Optics (Ground EO) and Focal Plane Array (FPA) businesses (together, the EOS Business) of Raytheon Company and certain of its subsidiaries (Raytheon), pursuant to an Asset Purchase Agreement dated as of July 28, 1998, between the Company and Raytheon, as amended. The Company paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to certain post-closing adjustments, based on audited closing date financial statements for the EOS Business when available. Any upward adjustment may not exceed $7 million.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

     The EOS Business provides products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System (IBAS) and the JAVELIN missile programs. Ground EO, renamed DRS Sensor Systems, Inc., has 47 employees based in El Segundo, California; and FPA, renamed DRS Infared Technologies, LP, has 186 employees located in Dallas, Texas.

8) In connection with the acquisition of the EOS Business, on October 20, 1998, the Company and certain of its subsidiaries entered into a $150 million secured credit facility (Facility) with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million dollars (First Term Loan), and the second in the principal amount of $50 million dollars (Second Term Loan); and a revolving line of credit (Line of Credit) in an amount up to $70 million. The maturity dates of the First Term Loan and the Second Term Loan are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments beginning on June 30 1999. The Line of Credit matures on October 20, 2003. The Facility amends, restates and replaces the Company's existing $60 million secured credit facility consisting of a $20 million term loan and a $40 million revolving line of credit. The Second Term Loan was used to finance a portion of the acquisition of the EOS Business. The First Term Loan and the Line of Credit are available for working capital, general corporate purposes and acquisitions. The Facility is secured by substantially all of the assets of the Company. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company) as of September 30, 1998 and for the three- and six-month periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the results suggested by these forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.

Acquisitions and Related Activities

     On August 26, 1998, the Company signed a definitive agreement to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and provider of rugged computers, peripheral equipment and integrated systems for military and governmental applications. NAI reported revenues from continuing operations of $47.8 million for the year ended December 31, 1997 and $34.7 million for the nine months ended September 30, 1998. The transaction, which is to be consummated via exchange of shares, is subject to stockholder and regulatory approvals. The Company expects to complete this transaction by the end of fiscal 1999.

     On October 20, 1998 the Company acquired, through certain of its subsidiaries, certain assets of the Second Generation Ground Based Electro Optics (Ground EO) and Focal Plane Array (FPA) businesses (together, the EOS Business) of Raytheon Company and certain of its subsidiaries (Raytheon), pursuant to an Asset Purchase Agreement dated as of July 28, 1998, between the Company and Raytheon, as amended. The Company paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to certain post-closing adjustments, based on audited closing date financial statements for the EOS Business when available. Any upward adjustment may not exceed $7 million. The EOS Business provides products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System
(IBAS) and the JAVELIN missile programs. Ground EO, renamed DRS Sensor Systems, Inc., has 47 employees based in El Segundo, California; and FPA, renamed DRS Infared Technologies, LP, has 186 employees located in Dallas, Texas.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period:

                               Percent of Revenues                       Percent of Revenues
                               -------------------                       -------------------
                               Three Months Ended       Percent            Six Months Ended           Percent
                                 September 30,          Changes              September 30,            Changes
                               -------------------    -------------      --------------------       -------------
                                 1998      1997       1998 vs. 1997         1998      1997          1998 vs. 1997
                                ------    ------      -------------        ------    ------         -------------
Revenues                        100.0%    100.0%         19.1%             100.0%    100.0%           18.5%

Costs and expenses               96.2      91.5          25.2%              95.9      92.0            23.4%
                                -----     -----                            -----     -----

  Operating income                3.8       8.5         (46.8%)              4.1       8.0           (38.3%)

Interest and related expenses    (3.3)     (2.3)         71.5%              (3.4)     (2.3)           72.8%

Interest and other income, net    0.2       1.2         (76.1%)              0.4       0.9           (52.5%)

Minority interest                (0.5)     (1.3)        (55.6%)             (0.5)     (0.8)          (30.6%)
                                -----     -----                            -----     -----

  Earnings before income taxes    0.2       6.1         (96.1%)              0.6       5.8           (86.4%)

Income taxes                      0.1       2.2         (96.2%)              0.2       2.1           (86.4%)
                                -----     -----                            -----     -----
  Net earnings                    0.1%      3.9%        (96.1%)              0.4%      3.7%          (86.4%)
                                =====     =====                            =====     =====

     The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FS&C). Each operating group is comprised of separate and distinct businesses. During the period, DRS's military recording systems subsidiary, DRS Precision Echo, was combined with the Flight Safety and Communications Group, due to business synergies. As a result, the information shown below has been restated to include DRS Precision Echo with FS&C for all periods presented. DSG now includes the operations of DRS Ahead Technology only.

     The following tables set forth, by operating segment, revenues, operating income, operating margin and the percentage increase or decrease of those items as compared with the prior period:



                                               DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                Three Months Ended                                       Six Months Ended
                                  September 30,                Percent Changes            September 30,              Percent Changes
                              ----------------------           ---------------         ---------------------         ---------------
                                1998          1997              1998 vs. 1997           1998         1997             1998 vs. 1997
                              -------     ----------           ---------------         -------     ---------         ---------------
                                               (in thousands, except for percentages)
ESG
 Revenues                     $24,792     $   17,897                38.5%              $48,730     $  40,318              20.9%
 Operating income             $ 1,938     $    2,361               (17.9%)             $ 3,689     $   3,922              (5.9%)
 Operating margin                 7.8%          13.2%              (40.7%)                 7.6%          9.7%            (22.2%)

DSG
 Revenues                     $ 5,357     $    6,520               (17.8%)             $10,654     $  12,996             (18.0%)
 Operating income (loss)      $  (761)    $      885              (186.0%)             $  (690)    $   1,698            (140.6%)
 Operating margin               (14.2%)         13.6%             (204.7%)               (6.5%)         13.1%           (149.6%)

EOSG
 Revenues                     $ 6,518     $    7,596               (14.2%)             $12,437     $  12,914              (3.7%)
 Operating income (loss)      $   (53)    $     (144)              (63.2%)             $  (255)    $     125            (304.0%)
 Operating margin               (0.8%)          (1.9%)             (57.1%)                (2.1%)         1.0%           (311.8%)

FS&C
 Revenues                     $ 9,459     $    6,267                50.9%              $20,293     $   9,797             107.1%
 Operating income             $   704     $       69               920.3%              $ 1,298     $     404             221.3%
 Operating margin                 7.4%           1.1%              576.0%                  6.4%          4.1%             55.1%


     ESG's revenue growth was attributable primarily to increased shipments of the group's military display workstations and coastal surveillance systems. The decrease in ESG's operating income and operating income percentage for the three- and six-month periods ended September 30, 1998 resulted primarily from a shift in revenue mix in the current periods to a higher percentage of revenues from the AN/UYQ-70 Advanced Display System tactical workstation (Q-70) program with the U.S. Navy. Margins are generally lower on the Q-70 program compared with certain other product lines, due to its significant commercial-off-the-shelf component content.

     The decrease in revenues at DSG resulted from the continuing effects of the sluggish global computer disk drive marketplace, competitive pricing pressure on certain other magnetic tape head products and delays in production on certain products transferred from the closed Dassel, Minnesota facility (Dassel facility) to other DSG locations. The decrease in DSG's operating income and operating income percentage in the three- and six-month periods ending September 30, 1998 was the result of lower revenues, as discussed above, and start-up costs associated with the Group's Bulgarian manufacturing facility. These results also included charges incurred this fiscal quarter of approximately $0.5 million for costs relating to the closing of the Dassel facility and reserves for certain receivables and inventory, necessitated by the bankruptcy filing of a customer. In November 1998, DSG effected a 25% reduction in force in its San Jose, California operation in response to the decrease in sales volume. DSG intends to continue its cost reduction efforts.

     The decrease in revenues at EOSG was primarily attributable to the continued delay in revenue recognition for boresighting systems, resulting from the Company's inability to ship these products. This situation resulted from a complaint filed against an employee of DRS Photronics, Inc. and a government investigation that ensued during the first quarter. Although the complaint was dismissed without prejudice in June, the Company has not yet received authorization to resume shipments of these products. The Company cannot predict when such shipments will resume, however, these delays are expected to continue to impact overall fiscal 1999 results. This decrease was partially offset by revenues of $1.0 million and $2.7 million for the three- and six-month periods ended September 30, 1998, respectively, generated by DRS Hadland Ltd. acquired in March 1998. Operating results for the three- and six-month periods ended September 30, 1997 reflect the effect of a second quarter restructuring charge of $471,000, associated with the relocation of the Group's boresight operations from Hauppauge, New York to Oakland, New Jersey.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


The operating losses generated for the three- and six-months ended September 30, 1998 were primarily due to the decrease in revenues caused by the Group's inability to ship boresight product.

     FS&C's revenue growth was attributable to shipments of the Group's flight safety and communications products and to revenues from contract manufacturing services, both generated by businesses acquired in the second half of fiscal 1998. The increase in operating income and operating margin resulted from the increase in revenues, as explained above, partially offset by decreases in the Group's military data recording systems product line margins resulting from lower revenues and a change in product mix.

     Interest and related expenses were approximately $1.5 million and $0.9 million for the three-month periods ended September 30, 1998 and 1997, respectively, and $3.1 million and $1.8 million for the six-month periods ended September 30, 1998 and 1997, respectively. The increase in interest and related expenses was primarily attributable to increases in debt associated with the fiscal 1998 acquisitions.

     Interest and other income, net was $0.1 million and $0.4 million, respectively, for the three-month periods ended September 30, 1998 and 1997, and $0.3 million and $0.7 million, respectively, for the six-month periods then ended. Included in interest and other income, net in the fiscal 1998 period was approximately $0.3 million from the sale of the net assets of DRS Medical Systems.

     Minority interest decreased to $0.2 million and $0.4 million, respectively for the three- and six-month periods ended September 30, 1998 from $0.5 million and $0.6 million in the comparable prior-year periods. The decrease is associated with the fiscal 1998 sale of DRS Medical Systems, in which the Company had a 90% interest.

     The Company's effective tax rate for the three- and six-month periods ended September 30, 1998 and 1997 was 37%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

Financial Condition and Liquidity

     Cash and Cash Flow: Cash and cash equivalents at September 30, 1998 and March 31, 1998 represented approximately 8% and 6%, respectively, of total assets. During the six-month period ended September 30, 1998, cash increased by approximately $3.4 million. The Company generated operating cash flow of $3.8 million, which included $7.1 million in net advance payments relating to a major program. Net cash provided by financing activities for the period to date was $2.7 million. Long-term debt repayments of $6.1 million included approximately $5.0 million for the retirement of the Company's 8-1/2% convertible subordinated debentures. Additional borrowings under the Company's credit facility were $8.7 million for the six-month period. Cash used in investing activities consisted primarily of $2.3 million for capital expenditures. Capital expenditures, excluding acquired businesses, are expected to approximate $6.0 million for the fiscal year ending March 31, 1999. The majority of these expenditures will be for computer and production-related equipment.

     In connection with the acquisition of the EOS Business, on October 20, 1998, the Company and certain of its subsidiaries entered into a $150 million secured credit facility (Facility) with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million dollars (First Term
Loan), and the second in the principal amount of $50 million dollars (Second Term Loan); and a revolving line of credit (Line of Credit) in an amount up to $70 million. The maturity dates of the First Term Loan and the Second Term Loan are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments beginning on June 30 1999. The Line of Credit matures on October 20, 2003. The Facility amends, restates and replaces the Company's existing $60 million secured credit facility consisting of a $20 million term loan and a $40 million revolving line of credit. The Second Term Loan was used to finance a portion of the acquisition of the EOS Business. The First Term Loan and the Line of Credit are available for working

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


capital, general corporate purposes and acquisitions. The Facility is secured by substantially all of the assets of the Company. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Facility contains certain covenants and restrictions, including a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. In connection with this financing, the Company expects to record an extraordinary charge in the third quarter totaling approximately $4.0 million, for the remaining balance of fees capitalized on the $60 million facility and financing fees incurred for the new Facility.

     With the new Facility described above, the Company believes that its current working capital position and available bank financing are sufficient to support its current operational needs, as well as its near-term business objectives.

     Accounts Receivable and Inventories: Accounts receivable decreased by approximately $3.9 million in the six-month period ended September 30, 1998, primarily due to the collection of certain progress billings from the prior year. Included in accounts receivable at September 30, 1998 and March 31, 1998 are $0.7 million and $0.8 million, respectively, arising from retainage provisions in certain contracts with the Canadian government, which may not be collected within one year.

     Inventories increased by approximately $2.5 million from March 31, 1998, due primarily to increases in production activities.

                                           September 30, 1998    March 31, 1998
                                           ------------------    --------------

Quick ratio                                      1.1                   1.0
Current ratio                                    1.9                   1.8
Liabilities-to-equity ratio                      2.6                   2.7
Long-term debt (excluding current
  installments) to total capitalization         55.8%                 56.0%

     Backlog: Backlog at September 30, 1998 was approximately $211.3 million, as compared with $177.4 million at March 31, 1998. The increase in backlog was due to the net effect of bookings, partially offset by revenues. New contract awards of approximately $76.0 million and $128.9 million were booked in the three- and six-month periods ended September 30, 1998.

Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes new standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings as part of its primary financial statements.

Accounting Pronouncements Not Yet Adopted

     In April 1998, the AICPA issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard, which is effective for fiscal years beginning after December 15, 1998, provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The Company does not

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


anticipate the effect of adopting this standard to be material to the Company's consolidated results of operations.

Year 2000

     DRS has begun the process of organizing its Year 2000 Project in order to evaluate the issue of computer software databases and embedded computer chips that are not able to distinguish between the year 1900 and the year 2000. DRS' Year 2000 Project is divided into three major sections: (1) IT Systems (which examines operating systems and business application software); (2) External Agents (which examines third-party suppliers and customers); and (3) Product Issues (which examines Year 2000 issues inherent in products sold by DRS).

     The IT Systems section evaluates hardware and systems software. DRS has substantially completed its evaluation of its main internal operating systems and business application software. As a result of this evaluation, DRS has begun the process of implementing the necessary changes in its internal systems to achieve Year 2000 compliance in this area. This process is currently on schedule. DRS estimates that if this process stays on schedule, IT Systems activities are expected to be Year 2000 compliant by October 1999.

     The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Year 2000 compliance issues at critical suppliers creates risk for DRS since their inability to operate effectively could impact our business. Possible problems for DRS could include isolated performance problems with manufacturing or administrative systems, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, lower cash receipts and product liability. DRS does not have control over these third parties and, as a result, cannot currently estimate to what extent the future operating results of DRS may be adversely affected by the failure of these third parties to address successfully their Year 2000 issues. Failure by critical suppliers and customers (in particular, the U.S. Government, on which DRS is materially dependent), however, to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the Company's operations. Detailed evaluations of the most critical third parties have not been initiated but should commence before December 31, 1998 under the External Agents section of DRS' Year 2000 Project and should be completed by mid-1999. These evaluations will be followed by corrective actions and the development of contingency plans, if considered necessary.

     The Product Issues section includes the process of identifying any products sold by DRS which may not be Year 2000 compliant, determining a corrective course of action and disseminating information with respect thereto to customers. Although many of DRS' products that have integrated software are Year 2000 compliant, there can be no assurances that all of DRS' products are currently Year 2000 compliant. DRS's costs to achieve Year 2000 compliance will include the costs and expenses of fulfilling warranty obligations on non-compliant products. Detailed evaluations of certain products have been initiated, and completion of this phase of the Company's Year 2000 project should be completed by mid-1999. These evaluations will be followed by corrective actions and the development of contingency plans, if considered necessary.

     Total costs associated with required IT Systems modifications to become Year 2000 compliant are not expected to have a material effect on the consolidated result of operations, cash flows or financial position of DRS. To the extent recoverable under the terms of contracts with its customers, DRS's compliance costs will be included in establishing prices for the Company's products and services, and therefore will be reflected in the Company's revenues and costs and expenses. Uncertainties exist, however, as to DRS' ability to detect in a timely manner all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Consequently, there can be no assurances as to the amount of total cost associated with implementing DRS' Year 2000 Project and, as a result, the effect of such cost on the consolidated result of operations, cash flows or financial position of DRS.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect DRS' results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, DRS is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on DRS' results of operations, liquidity or financial condition. DRS has begun the process of devising and implementing its Year 2000 Project with the intention of significantly reducing DRS' level of risk regarding the Year 2000 problem. DRS expects that if its Year 2000 Project is completed as scheduled, the risk of significant interruptions of normal operations should be reduced.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


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

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 5, 1998, the Company held its Annual Meeting of Stockholders at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, 919 Third Avenue, New York, New York. The following matters were submitted to a vote of stockholders:

         (i) to elect three Class III directors, each to hold office for a term of three years;

         (ii) to consider and vote upon a proposal to ratify and approve the designation of KPMG Peat Marwick LLP as the independent certified public accountants for the Company; and

         With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

                                          For           Against         Withheld
                                          ---           -------         --------
         Proposal (i):
              Stuart F. Platt           4,948,526             0          31,640
              William F. Heitmann       4,946,226             0          33,940
              Eric J. Rosen             4,942,326             0          37,840
         Proposal (ii):                 4,961,035        10,095           9,036



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

                                         DRS TECHNOLOGIES, INC.
                                         ----------------------
                                              Registrant


Date: November 13, 1998                  /s/ NANCY R. PITEK
                                         -------------------------------------
                                         Nancy R. Pitek
                                         Vice President, Finance and Treasurer