Form 10-Q
period 1998-12-31
DRS TECHNOLOGIES INC
filed 1999-02-16
CIK 28630

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                          -----------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [X]       NO [ ]


     As of February 10, 1999, 6,368,503 shares of registrant's Common Stock,
                        $.01 par value, were outstanding
                 (exclusive of 385,164 shares held in treasury).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q



PART 1.        FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 1998 and
               March 31, 1998.......................................................      3

               Condensed Consolidated Statements of Operations - Three and
               Nine Months Ended December 31, 1998 and 1997..........................     4

               Condensed Consolidated Statements of Comprehensive Earnings (Losses) -
               Three and Nine Months Ended December 31, 1998 and 1997................     5

               Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended December 31, 1998 and 1997....................................       6

               Notes to Condensed Consolidated Financial Statements.............        7-11

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................        12-19

       Item 3. Not Applicable

PART 2.        OTHER INFORMATION

       Item 1. Legal Proceedings................................................         20

       Item 2. Not Applicable

       Item 3. Not Applicable

       Item 4. Submission of Matters to a Vote of Security Holders..............         20

       Item 5. Not Applicable

       Item 6. Exhibits and Reports on Form 8-K.................................         20

SIGNATURES .......................................................................       21

                                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Condensed Consolidated Balance Sheets
                                                   (Unaudited)

Item 1. Financial Statements

                                                                           December 31, 1998       March 31, 1998
                                                                           -----------------       --------------

                                Assets
                                ------

 Current assets:
     Cash and cash equivalents ..........................................     $ 21,510,000         $   9,673,000
     Accounts receivable, less allowances for
       doubtful accounts of $1,004,000 and $486,000 at
        December 31, 1998 and March 31, 1998, respectively ..............       53,670,000            47,273,000
     Inventories, net of progress payments ..............................       63,791,000            38,637,000
     Prepaid expenses and other current assets ..........................        1,978,000             1,849,000
                                                                             -------------         -------------
       Total current assets .............................................      140,949,000            97,432,000

 Property, plant and equipment, less accumulated
     depreciation and amortization of $37,284,000
     and $32,457,000 at December 31, 1998 and
     March 31, 1998, respectively .......................................       35,236,000            22,972,000

 Intangible assets, less accumulated amortization of
     $7,625,000 and $6,061,000 at December 31, 1998
     and March 31, 1998, respectively ...................................       66,034,000            33,070,000

 Other assets ...........................................................        7,612,000             9,999,000
                                                                             -------------         -------------

                                                                             $ 249,831,000         $ 163,473,000
                                                                             =============         =============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

 Current liabilities:
     Short-term bank debt ...............................................    $   8,170,000         $   5,100,000
     Current installments of long-term debt .............................        4,011,000             7,514,000
     Accounts payable ...................................................       24,081,000            23,179,000
     Accrued expenses and other current liabilities .....................       19,144,000            18,605,000
     Unearned income and accrual for future costs related
       to acquired businesses ...........................................       21,596,000               385,000
     Advance payments ...................................................       15,372,000               523,000
                                                                             -------------         -------------
       Total current liabilities ........................................       92,374,000            55,306,000

 Long-term debt, excluding current installments .........................      106,438,000            56,532,000
 Deferred income taxes ..................................................        2,825,000             3,897,000
 Other liabilities ......................................................        4,248,000             3,403,000
                                                                             -------------         -------------
       Total liabilities ................................................      205,885,000           119,138,000

 Stockholders' equity:
 Preferred Stock, no par value. Authorized 2,000,000 shares;
     no shares issued at December 31, 1998 and March 31, 1998 ...........    $        --           $        --
 Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued 6,744,667
     and 6,596,237 shares at December 31, 1998 and
     March 31, 1998, respectively .......................................           67,000                66,000

 Additional paid-in capital .............................................       20,446,000            19,399,000
 Retained earnings ......................................................       25,796,000            27,057,000
 Accumulated other comprehensive losses .................................         (487,000)             (135,000)

 Treasury stock, at cost:
     402,461 shares of Common Stock at December 31, 1998
     and March 31, 1998 .................................................       (1,561,000)           (1,561,000)

 Unamortized restricted stock compensation ..............................         (315,000)             (491,000)
                                                                             -------------         -------------
     Net stockholders' equity ...........................................       43,946,000            44,335,000
                                                                             -------------         -------------

 Commitments and contingencies ..........................................               --                    --

                                                                             $ 249,831,000         $ 163,473,000
                                                                             =============         =============

                      See accompanying notes to condensed consolidated financial statements.

                                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)


                                                              Three Months Ended December 31,    Nine Months Ended December 31,
                                                              -------------------------------    ------------------------------
                                                                   1998            1997             1998            1997
                                                              -------------    -------------    -------------    -------------


Revenues ..................................................   $  76,991,000    $  49,915,000    $ 169,105,000    $ 127,650,000

Costs and expenses ........................................      72,985,000       46,200,000      161,284,000      117,751,000
                                                              -------------    -------------    -------------    -------------

        Operating income ..................................       4,006,000        3,715,000        7,821,000        9,899,000

Interest and related expenses .............................      (2,988,000)      (1,337,000)      (6,101,000)      (3,139,000)

Interest and other income, net ............................         271,000          337,000          599,000        1,028,000

Minority interest .........................................        (235,000)        (239,000)        (660,000)        (851,000)
                                                              -------------    -------------    -------------    -------------

        Earnings before income taxes and extraordinary item       1,054,000        2,476,000        1,659,000        6,937,000

Income taxes ..............................................         390,000          916,000          614,000        2,567,000
                                                              -------------    -------------    -------------    -------------

        Net earnings before extraordinary item ............         664,000        1,560,000        1,045,000        4,370,000

Extraordinary item, net of tax ............................      (2,306,000)             --        (2,306,000)             --
                                                              -------------    -------------    -------------    -------------

        Net earnings (losses) .............................   $  (1,642,000)   $   1,560,000    $  (1,261,000)   $   4,370,000
                                                              =============    =============    =============    =============


Basic earnings (losses) per share:
  Net earnings before extraordinary item ..................   $        0.10    $        0.28    $        0.17    $        0.78
  Extraordinary item, net of tax ..........................   $       (0.36)   $          --    $       (0.37)   $          --
  Net earnings (losses) ...................................   $       (0.26)   $        0.28    $       (0.20)   $        0.78

Diluted earnings (losses) per share:
  Net earnings before extraordinary item ..................   $        0.10    $        0.22    $        0.16    $        0.64
  Extraordinary item, net of tax ..........................   $       (0.35)   $          --    $       (0.35)   $          --
  Net earnings (losses) ...................................   $       (0.25)   $        0.22    $       (0.19)   $        0.64

                      See accompanying notes to condensed consolidated financial statements.


                                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Comprehensive Earnings (Losses)
                                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              December 31,                  December 31,
                                                      -------------------------      ---------------------------
                                                        1998           1997              1998          1997
                                                        ----           ----              ----          ----
Net earnings (losses) .............................  $ (1,642,000)  $ 1,560,000      $ (1,261,000)  $ 4,370,000
Other comprehensive losses:
  Foreign currency translation adjustment .........      (196,000)     (288,000)         (352,000)     (288,000)
                                                     -------------  ------------     -------------  ------------
Comprehensive earnings (losses) ...................  $ (1,838,000)  $ 1,272,000      $ (1,613,000)  $ 4,082,000
                                                     =============  ============     =============  ============

                      See accompanying notes to condensed consolidated financial statements.


                             DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                    Nine Months Ended December 31,
                                                                    ------------------------------
                                                                        1998            1997
                                                                        ----            ----
Cash flows from operating activities:

       Net earnings (losses) ....................................   $ (1,261,000)   $  4,370,000

Adjustments to reconcile net earnings to cash flows from operating activities:

       Extraordinary item, net of tax ...........................      2,306,000             --
       Depreciation and amortization ............................      7,926,000       4,734,000
       Inventory reserves and provision for doubtful accounts ...      1,023,000         439,000
       Minority interest ........................................        443,000         171,000
       Other, net ...............................................        558,000        (185,000)

Changes in assets and liabilities, net of effects from business combinations:

       (Increase) in accounts receivable ........................     (3,314,000)     (6,789,000)
       (Increase) in inventories ................................    (13,905,000)     (5,925,000)
       (Increase) decrease in prepaid expenses and
         other current assets ...................................         29,000        (386,000)
       Increase in accounts payable and other current liabilities      2,720,000         201,000
       Increase in advance payments .............................     15,254,000       2,467,000
       Other, net ...............................................        892,000        (213,000)
                                                                    ------------    ------------

       Net cash provided by (used in) operating activities ......     12,671,000      (1,116,000)
                                                                    ------------    ------------

Cash flows from investing activities:

       Capital expenditures .....................................     (4,059,000)     (4,666,000)
       Payments pursuant to business combinations,
         net of cash acquired ...................................    (45,782,000)    (28,468,000)
       Proceeds from sale of partnership net assets .............            --        1,890,000
       Other, net ...............................................         55,000         228,000
                                                                    ------------    ------------

       Net cash used in investing activities ....................    (49,786,000)    (31,016,000)
                                                                    ------------    ------------

Cash flows from financing activities:

       Retirement of convertible subordinated debentures ........     (4,992,000)            --
       Payments on long-term debt ...............................     (1,242,000)       (473,000)
       Net proceeds from acquisition-related borrowings .........     42,075,000      35,704,000
       Other borrowings, net ....................................     13,140,000       5,083,000
       Other, net ...............................................        191,000        (424,000)
                                                                    ------------    ------------

       Net cash provided by financing activities ................     49,172,000      39,890,000
                                                                    ------------    ------------

Effect of exchange rates on cash and cash equivalents ...........       (220,000)       (135,000)
                                                                    ------------    ------------

Net increase in cash and cash equivalents .......................     11,837,000       7,623,000
Cash and cash equivalents, beginning of period ..................      9,673,000       9,455,000
                                                                    ------------    ------------

Cash and cash equivalents, end of period ........................   $ 21,510,000    $ 17,078,000
                                                                    ============    ============


              See accompanying notes to condensed consolidated financial statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the Company or DRS) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position, results of operations, comprehensive earnings and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain items in the December 31, 1997 and March 31, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 1999 presentation. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. Comprehensive income is composed of net earnings and other nonowner changes in the equity of a business enterprise during a reporting period. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings (Losses) as part of its primary financial statements.

3) Inventories are summarized as follows:

                                                                December 31, 1998      March 31, 1998
                                                                -----------------      --------------

Work-in-process ...........................................       $  96,566,000        $  63,000,000
Raw material and finished goods ...........................           4,791,000            5,813,000
                                                                  -------------        -------------
                                                                    101,357,000           68,813,000
Less progress payments ....................................         (37,566,000)         (30,176,000)
                                                                  -------------        -------------
Total .....................................................       $  63,791,000        $  38,637,000
                                                                  =============        =============

    General and administrative costs included in work-in-process were approximately $13.3 million and $9.9 million at December 31, 1998 and March 31, 1998, respectively. General and administrative expenses included in costs and expenses amounted to approximately $13.4 million and $7.4 million, respectively, for the three-month periods ended December 31, 1998 and 1997, and approximately $30.8 million and $22.8 million, respectively, for the nine-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $1.7 million and $1.2 million, respectively, for the fiscal quarters ended December 31, 1998 and 1997, and approximately $3.1 million and $3.3 million, respectively, for the nine-month periods then ended.

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

5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", in fiscal 1998 beginning with the fiscal quarter ended December 31, 1997. Its adoption did not have a material impact on reported earnings per share.

    Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options and, for the three-

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

    and nine-month periods ended December 31, 1997, the effect of the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures due October 2003 (the 9% Debentures) and the Company's 8-1/2% Convertible Subordinated Debentures due August 1998 (the 8-1/2% Debentures). These debentures were antidilutive for the three- and nine-month periods ended December 31, 1998. The following table provides the components of these per share computations:


                                                                     Three Months Ended December 31,  Nine Months Ended December 31,
                                                                     -------------------------------  -----------------------------

(in thousands, except per share data)                                        1998        1997                   1998        1997
------------------------------------------------------------------------------------------------------------------------------------

Basic EPS Computation
 Net earnings before extraordinary item ...............................    $   664     $ 1,560                $ 1,045     $ 4,370
 Extraordinary item, net of tax .......................................     (2,306)        --                  (2,306)        --
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings (losses) ................................................    $(1,642)    $ 1,560                $(1,261)    $ 4,370
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding ............................      6,350       5,614                  6,266       5,598
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (losses) per share:
 Net earnings before extraordinary item ...............................    $  0.10     $  0.28                $  0.17     $  0.78
 Extraordinary item, net of tax .......................................    $ (0.36)    $   --                 $ (0.37)    $   --
 Net earnings (losses) ................................................    $ (0.26)    $  0.28                $ (0.20)    $  0.78
------------------------------------------------------------------------------------------------------------------------------------
Diluted EPS Computation
 Net earnings before extraordinary item ...............................    $   664     $ 1,560                $ 1,045     $ 4,370
 Interest and expenses related to convertible debentures ..............        --          469                    --        1,403
------------------------------------------------------------------------------------------------------------------------------------
 Adjusted net earnings before extraordinary item ......................        664       2,029                  1,045       5,773
 Extraordinary item, net of tax .......................................     (2,306)        --                  (2,306)        --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings (losses) ........................................    $(1,642)    $ 2,029                $(1,261)    $ 5,773
------------------------------------------------------------------------------------------------------------------------------------
 Weighted average common shares outstanding ...........................      6,350       5,614                  6,266       5,598
 Stock options ........................................................        165         330                    215         270
 Convertible debentures:
   8-1/2% Debentures ..................................................        --          333                    --          333
   9% Debentures ......................................................        --        2,825                    --        2,825
------------------------------------------------------------------------------------------------------------------------------------
Diluted common shares outstanding .....................................      6,515       9,102                  6,481       9,026
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (losses) per share:
 Net earnings before extraordinary item ...............................    $  0.10     $  0.22                $  0.16     $  0.64
 Extraordinary item, net of tax .......................................    $ (0.35)    $   --                 $ (0.35)    $   --
 Net earnings (losses) ................................................    $ (0.25)    $  0.22                $ (0.19)    $  0.64
------------------------------------------------------------------------------------------------------------------------------------


6) The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). Each operating group is comprised of separate and distinct businesses. Corporate operations include the activities of the parent company, DRS Technologies, Inc., and several non-operating subsidiaries of the Company. Included in Corporate operations for the three- and nine-month periods ended December 31, 1997 are the results of operations from DRS Medical Systems. During the quarter ended September 30, 1998, DRS's military recording systems subsidiary, DRS Precision Echo, Inc., was combined with DRS Flight Safety and Communications, based on business and product synergies. As a result, the information shown below has been restated to include DRS Precision Echo, Inc. as part of FSCG for all periods presented. DSG now includes the operations of DRS Ahead Technology only.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


    Information about the Company's operations in these segments for the three- and nine-month periods ended December 31, 1998 and 1997 is as follows:



                                                 ESG          DSG          EOSG         FSCG      Corporate       Total
                                              --------     --------      --------     --------     --------      --------
                                                                            (in thousands)
Quarter Ended December 31, 1998
      Revenues ..........................     $ 30,804     $  4,586      $ 26,038     $ 15,563     $   --        $ 76,991
      Operating income (loss) ...........        2,068         (798)        1,441        1,390          (95)        4,006
      Identifiable assets ...............       29,802       14,671       124,619       53,210       27,529       249,831
      Depreciation and amortization .....          289          507         1,902          642          181         3,521
      Capital expenditures ..............          323           89           443          873           30         1,758

Quarter Ended December 31, 1997
      Revenues ..........................     $ 23,789     $  7,419      $  6,758     $ 11,949     $   --        $ 49,915
      Operating income (loss) ...........        1,957        1,028           282          709         (261)        3,715
      Identifiable assets ...............       37,058       19,848        24,024       58,930        9,966       149,826
      Depreciation and amortization .....          248          506           456          382          202         1,794
      Capital expenditures ..............          454          329           866          170          407         2,226


                                                 ESG          DSG          EOSG         FSCG      Corporate       Total
                                              --------     --------      --------     --------     --------      --------
                                                                            (in thousands)
Nine Months Ended December 31, 1998
      Revenues ..........................     $ 79,534     $ 15,240      $ 38,475     $ 35,856     $   --        $169,105
      Operating income (loss) ...........        5,757       (1,488)        1,186        2,688         (322)        7,821
      Identifiable assets ...............       29,802       14,671       124,619       53,210       27,529       249,831
      Depreciation and amortization .....          827        1,599         3,024        1,953          523         7,926
      Capital expenditures ..............        1,216          336           836        1,338          333         4,059

Nine Months Ended December 31, 1997
      Revenues ..........................     $ 64,107     $ 20,415      $ 19,672     $ 21,746     $  1,710      $127,650
      Operating income ..................        5,879        2,726           407        1,113         (226)        9,899
      Identifiable assets ...............       37,058       19,848        24,024       58,930        9,966       149,826
      Depreciation and amortization .....          814        1,497         1,276          676          471         4,734
      Capital expenditures ..............          965        1,206         1,484          299          712         4,666


7) On August 26, 1998, the Company signed a definitive agreement to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and provider of rugged computers, peripheral equipment and integrated systems for military and governmental applications. NAI reported revenues from continuing operations of $47.8 million for the year ended December 31, 1997 and $34.7 million for the nine months ended September 30, 1998. The transaction is to be consummated via exchange of shares and accounted for using the purchase method of accounting. On February 11, 1999, the merger was approved at a special meeting of the stockholders held for this purpose and other related matters. The closing is subject to the approval of NAI shareholders, and the Company expects to complete this transaction in February 1999.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

8) On October 20, 1998 the Company acquired, through certain of its subsidiaries, certain assets of the Second Generation Ground Based Electro Optics (Ground EO) and Focal Plane Array (FPA) businesses (together, the EOS Business) of Raytheon Company and certain of its subsidiaries (Raytheon), pursuant to an Asset Purchase Agreement dated as of July 28, 1998, between the Company and Raytheon, as amended. The Company paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to a post-closing working capital adjustment, as provided for in the Asset Purchase Agreement, not to exceed $7 million. The amount of such working capital adjustment is currently being determined. Management does not expect that the final adjustment will have a material impact on the Company's consolidated financial position or results of operations. The EOS Business provides products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System (IBAS) and the JAVELIN missile programs. Ground EO, renamed DRS Sensor Systems, Inc., has 47 employees based in El Segundo, California; and FPA, renamed DRS Infrared Technologies, LP, has 186 employees located in Dallas, Texas.

    The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of DRS Sensor Systems, Inc. and DRS Infrared Technologies, LP were included in the Company's reported operating results subsequent to the closing date. DRS has incurred professional fees and other costs related to the acquisition of approximately $2 million. Based on the purchase price of $45 million, the excess of cost over the estimated fair value of net assets acquired was approximately $36 million and is being amortized on a straight-line basis over twenty years. DRS is in the process of completing its valuation of the net assets acquired. As a result, purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used for purposes of these interim financial statements and accompanying pro forma financial information. The valuation could result in a different portion of the purchase price being allocated to tangible or other intangible assets. The useful lives of such tangible or intangible assets are not expected to be significantly different than twenty years. DRS is currently unable to determine the potential effect of final purchase price allocation on its financial position and results of operations.

    The following unaudited pro forma financial information shows the results of operations for the nine months ended December 31, 1998 and 1997, as though the acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two businesses, the pro forma results include: the amortization of the excess of cost over the estimated fair value of net assets acquired, assuming a total purchase price of $45 million; interest expense on the debt associated with the acquisition; estimated costs associated with master service agreements entered into with Raytheon concurrently with the acquisition; adjustments to conform the revenue recognition method used on certain firm-fixed price (units delivered) contracts to be consistent with DRS accounting policies; and adjustments to income taxes to reflect the effects of these pro forma adjustments.

--------------------------------------------------------------------------------
 Nine Months Ended December 31,                          1998         1997
--------------------------------------------------------------------------------

 Revenues ......................................     $190,788,000  $166,884,000
 Net earnings before extraordinary item ........     $ (2,643,000) $ (1,321,000)

 Net earnings per share before extraordinary item
   Basic .......................................     $      (0.42) $      (0.24)
   Diluted .....................................     $      (0.42) $      (0.24)
--------------------------------------------------------------------------------

The extraordinary charge for an extinguishment of debt has been excluded from the pro forma information due to its nonrecurring nature (see below).

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


    The pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been made at the beginning of the period, or of the future results of operations of the combined companies.

 9) In connection with the acquisition of the EOS Business, on October 20, 1998, the Company and certain of its subsidiaries entered into a $150 million secured credit facility (Facility) with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million dollars (First Term Loan), and the second in the principal amount of $50 million dollars (Second Term Loan); and a revolving line of credit (Line of Credit) for $70 million, subject to a borrowing base calculation. The maturity dates of the First Term Loan and the Second Term Loan are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments beginning on June 30, 1999. The Line of Credit matures on October 20, 2003. The Facility amends, restates and replaces the Company's existing $60 million secured credit facility consisting of a $20 million term loan and a $40 million revolving line of credit. The Second Term Loan was used to finance a portion of the acquisition of the EOS Business. The First Term Loan was used to refinance the debt associated with the acquisition of DRS Flight Safety and Communications in the third quarter of fiscal 1998 and the Line of Credit is available for working capital, general corporate purposes and acquisitions. The Facility is secured by substantially all of the assets of the Company. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Facility contains certain covenants and restrictions, including maintenance of a minimum level of consolidated net worth, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. As of December 31, 1998, the Company was in compliance with these covenants.

    For accounting purposes, the modification of the Facility was accounted for as an extinguishment of debt pursuant to the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (Issue No. 96-19). Accordingly, the unamortized balance of deferred financing costs relating to the previous credit facility, plus fees paid in connection with the modification, were recorded as an extraordinary charge in the amount of $2,306,000, net of tax, during the period.

10) In October 1998, the Compensation Committee of the Board of Directors resolved to grant 706,000 stock options under the 1996 Omnibus Plan (the
    Plan), at prices at or above fair market value, and authorized the taking of all actions necessary or appropriate to implement such resolution. At the grant date, 161,400 shares were reserved for future issuance under the Plan. Based on remaining shares available, the Company issued 133,950 of the 706,000 stock options granted. In November 1998, the Board of Directors adopted a resolution proposing an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by 900,000 shares. At a special meeting of stockholders held on February 11, 1999, the stockholders approved the resolution and the Plan was amended.

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is Management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of December 31, 1998 and for the three- and nine-month periods ended December 31, 1998 and 1997. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

         The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the results suggested by these forward-looking statements. Factors that could cause actual results to differ materially from those suggested by these forward looking statements include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.

Acquisitions and Related Activities

         On August 26, 1998, the Company signed a definitive agreement to acquire NAI Technologies, Inc. (NAI). NAI, based in Huntington, New York, is a diversified, international electronics company and provider of rugged computers, peripheral equipment and integrated systems for military and governmental applications. NAI reported revenues from continuing operations of $47.8 million for the year ended December 31, 1997 and $34.7 million for the nine months ended September 30, 1998. The transaction is to be consummated via exchange of shares and accounted for using the purchase method of accounting. On February 11, 1999, the merger was approved at a special meeting of the stockholders held for this purpose and other related matters. The closing is subject to the approval of NAI shareholders, and the Company expects to complete this transaction in February 1999.

         On October 20, 1998 the Company acquired, through certain of its subsidiaries, certain assets of the Second Generation Ground Based Electro Optics (Ground EO) and Focal Plane Array (FPA) businesses (together, the EOS Business) of Raytheon Company and certain of its subsidiaries (Raytheon), pursuant to an Asset Purchase Agreement dated as of July 28, 1998, between the Company and Raytheon, as amended. The Company paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to a post-closing working capital adjustment, as provided for in the Asset Purchase Agreement, not to exceed $7 million. The amount of such working capital adjustment is currently being determined. Management does not expect that the final adjustment will have a material impact on the Company's consolidated financial position or results of operations. The EOS Business provides products used in the detection, identification and acquisition of targets based on infrared data. Primary programs include the U.S. Army's Horizontal Technology Integration Second Generation FLIR (Forward-Looking Infra-Red) (HTI SGF), the Long-Range Advanced Scout Surveillance System (LRAS3), the Improved Bradley Acquisition System (IBAS) and the JAVELIN missile programs. Ground EO, renamed DRS Sensor Systems, Inc., has 47 employees based in El Segundo, California; and FPA, renamed DRS Infrared Technologies, LP, has 186 employees located in Dallas, Texas.

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of DRS Sensor Systems, Inc. and DRS Infrared Technologies, LP were included in the Company's reported operating results subsequent to the closing date. DRS has incurred professional fees and other costs related to the acquisition of approximately $2 million. Based on the purchase price of $45 million, the excess of cost over the estimated fair value of net assets acquired was approximately $36 million and is being amortized on a straight-line basis over twenty years. DRS is in the process of completing its valuation of the net assets acquired. As a result, purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used for purposes of these interim financial statements and accompanying pro forma financial information. The valuation could result in modifications to the purchase price allocated to certain tangible and intangible assets. The useful lives of such tangible or intangible assets are not expected to be significantly different than twenty years. DRS is currently unable to determine the potential effect of final purchase price allocation on its financial position and results of operations.

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


Results of Operations

         The following table sets forth items in the Condensed Consolidated Statements of Operations as a percent of revenues and presents the percentage increase or decrease of those items as compared to the prior period:


                                                              Percent of Revenues                  Percent of Revenues
                                                              -------------------                ---------------------
                                                              Three Months Ended     Percent       Nine Months Ended     Percent
                                                                 December 31,        Changes          December 31,       Changes
                                                              ------------------   -------------- --------------------  -----------

                                                                 1998       1997   1998 vs. 1997   1998      1997      1998 vs. 1997
                                                                 ----       ----   --------------  ----      ----      -------------

Revenues ...................................................    100.0 %    100.0 %     54.2%      100.0 %    100.0 %      32.5%

Costs and expenses .........................................     94.8       92.6       58.0%       95.4       92.2         37.0%
                                                                 ----       ----                   ----       ----
     Operating income ......................................      5.2        7.4        7.8%        4.6        7.8        (21.0%)

Interest and related expenses ..............................     (3.9)      (2.7)     123.5%       (3.6)      (2.5)        94.4%

Interest and other income, net .............................      0.4        0.7      (19.6%)       0.4        0.8        (41.7%)

Minority interest ..........................................     (0.3)      (0.5)      (1.7%)      (0.4)      (0.7)       (22.4%)
                                                                 ----       ----                   ----       ----
     Earnings before income taxes and extraordinary item          1.4        4.9      (57.4%)       1.0        5.4        (76.1%)

Income taxes ...............................................      0.5        1.8      (57.4%)       0.4        2.0        (76.1%)
                                                                  ---        ---                    ---        ---
     Net earnings before extraordinary item ................      0.9 %      3.1 %    (57.4%)       0.6 %      3.4 %      (76.1%)
                                                                  ===        ===                    ===        ===


         The Company is organized into four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Data Systems Group (DSG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). Each operating group is comprised of separate and distinct businesses. During the period, DRS's military recording systems subsidiary, DRS Precision Echo, Inc., was combined with the DRS Flight Safety and Communications, based on business and product synergies. As a result, the information shown below has been restated to include DRS Precision Echo, Inc. with FSCG for all periods presented. DSG now includes the operations of DRS Ahead Technology only.

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

         The following tables set forth, by operating segment, revenues, operating income, operating margin and the percentage increase or decrease of those items as compared with the prior period:


                                Three Months Ended                                    Nine Months Ended
                                    December 31                Percent Changes           December 31,             Percent Changes
                                ----------------------------- ------------------  ----------------------------- -------------------
                                   1998            1997         1998 vs. 1997         1998            1997        1998 vs. 1997
                               --------------  -------------  ------------------  --------------  ------------- -------------------
                                                       (in thousands, except for percentages)

ESG
 Revenues ...................       $ 30,804       $ 23,789              29.5%        $ 79,534       $ 64,107               24.1%
 Operating income ...........       $  2,068       $  1,957               5.7%        $  5,757       $  5,879               (2.1%)
 Operating margin ...........           6.7%           8.2%             (18.4%)           7.2%           9.2%              (21.1%)

DSG
 Revenues ...................        $ 4,586        $ 7,419             (38.2%)       $ 15,240       $ 20,415              (25.3%)
 Operating income (loss) ....        $  (798)       $ 1,028            (177.6%)       $ (1,488)      $  2,726             (154.6%)
 Operating margin ...........         (17.4%)         13.9%            (225.6%)          (9.8%)         13.4%             (173.1%)

EOSG
 Revenues ...................       $ 26,038        $ 6,758             285.3%        $ 38,475       $ 19,672               95.6%
 Operating income (loss) ....       $  1,441        $   282             411.0%        $  1,186       $    407              191.4%
 Operating margin ...........           5.5%           4.2%              32.6%            3.1%           2.1%               49.0%

FSCG
 Revenues ...................       $ 15,563       $ 11,949              30.2%        $ 35,856       $ 21,746               64.9%
 Operating income ...........       $  1,390       $    709              96.1%        $  2,688       $  1,113              141.5%
 Operating margin ...........           8.9%           5.9%              50.5%            7.5%           5.1%               46.5%


         ESG's revenue growth was attributable primarily to increased shipments of the group's military display workstations and coastal surveillance systems. The decrease in ESG's operating income for the nine-month period ended December 31, 1998 and operating income percentage for the three and nine-month periods then ended resulted primarily from a shift in revenue mix in the current periods to a higher percentage of revenues from the AN/UYQ-70 Advanced Display System tactical workstation (Q-70) program with the U.S. Navy. Margins are generally lower on the Q-70 program compared with certain other product lines, due to its significant commercial-off-the-shelf component content. The increase in operating income for the three-month period ended December 31, 1998 was the result of increased revenues as described above.

         The decrease in revenues at DSG resulted from the continuing effects of the sluggish global computer disk drive marketplace, competitive pricing pressure on certain other magnetic tape head products and delays in orders expected from major customers. The decrease in DSG's operating income and operating income percentage in the three- and nine-month periods ending December 31, 1998 was the result of lower revenues, as discussed above, and start-up costs associated with the Group's Bulgarian manufacturing facility. These results also included charges incurred last fiscal quarter of approximately $0.5 million for costs relating to the closing of its Dassel, Minnesota facility and reserves for certain receivables and inventory, necessitated by the bankruptcy filing of a significant customer. In November 1998, DSG effected a 25% reduction in force in its San Jose, California operation in response to the decrease in sales volume. DSG intends to continue its cost reduction efforts.

         The increase in revenues at EOSG was attributable to the acquisitions of the EOS Business in this fiscal quarter, and the acquisition of DRS Hadland Ltd. in March 1998. These increases were partially offset by the effect of the Company's continued inability to ship boresighting systems. This situation resulted from a complaint filed against an employee of DRS Photronics, Inc. and a government investigation that ensued during the first quarter. Although the complaint was dismissed without prejudice in June, the Company has not yet received authorization to resume shipments of these products. The Company cannot predict when such shipments will resume, however, these delays are expected to continue to impact overall fiscal 1999

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

results. Operating results for the nine-month period ended December 31, 1997 reflect the effect of a second quarter restructuring charge of $471,000, associated with the relocation of the Group's boresight operations from Hauppauge, New York to Oakland, New Jersey. The increase in operating income generated for the three- and nine-month periods ended December 31, 1998 was primarily due to the acquisitions mentioned above. Increases in operating income were partially offset by the effect of the Group's inability to ship boresighting systems.

         FSCG's revenue growth was attributable to shipments of the Group's flight safety and communications products and to revenues from contract manufacturing services, generated by a business acquired in the third quarter of fiscal 1998. In addition, revenues for the three- and nine-month periods ended December 31,1998 included approximately $1.7 million relating to an equitable adjustment claim settlement between the Company and the U.S. Navy. This settlement represented a partial recovery of excess costs incurred on a contract, completed in fiscal 1994, to develop and produce a mission data recorder playback support system for use with the Company's AN/AQH-9 and AN/AQH-11 data recorders. The excess costs incurred on this contract were charged to earnings in prior periods, when related contract losses were estimable. The increase in operating income and operating margin resulted from the increase in revenues, as explained above, partially offset by decreases in the Group's military data recording systems product line margins resulting from lower revenues and a change in product mix. Based on a review by FSCG management, operating income also included a charge this fiscal quarter of approximately $1.0 million for reserves against inventory in excess of current contract requirements at the Group's DRS Precision Echo, Inc. unit.

         Interest and related expenses were approximately $3.0 million and $1.3 million for the three-month periods ended December 31, 1998 and 1997, respectively, and $6.1 million and $3.1 million for the nine-month periods ended December 31, 1998 and 1997, respectively. The increase was primarily attributable to debt associated with the Company's fiscal 1998 and 1999 acquisitions.

         Interest and other income, net was $0.3 million for the three-month periods ended December 31, 1998 and 1997, and $0.6 million and $1.0 million, respectively, for the nine-month periods then ended. Included in interest and other income, net was approximately $0.3 million from the sale, in the second quarter of fiscal 1998, of the net assets of DRS Medical Systems.

         Minority interest was $0.2 million for the three-month periods ended December 31, 1998 and 1997, and $0.7 million and $0.9 million, respectively for the nine-month periods then ended. The decrease for the nine-month period is associated with the sale in the second quarter of fiscal 1998 of DRS Medical Systems in which the Company had a 90% interest.

         The Company's effective tax rate for the three- and nine-month periods ended December 31, 1998 and 1997 was 37%. The Company records income tax expense based on an estimated effective income tax rate for the full fiscal year. The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

         In connection with the modification of the Company's credit facility, DRS recorded an extraordinary charge of approximately $2.3 million, net of tax, in the fiscal quarter ended December 31, 1998 (see "Financial Condition and Liquidity" below).

Financial Condition and Liquidity

         Cash and Cash Flow: Cash and cash equivalents at December 31, 1998 and March 31, 1998 represented approximately 9% and 6%, respectively, of total assets. During the nine-month period ended December 31, 1998, cash increased by approximately $11.8 million. The Company generated operating cash flow of $12.7 million, which included $14.9 million in advance payments relating to the Q-70 program. Beginning in March 1999, these advance payments will be liquidated against related progress billings through August 1999. Net cash flow from operations also included approximately $6.3 million and

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

$3.2 million for interest and income tax payments, respectively. Net cash provided by financing activities for the period to date was $49.2 million, including net proceeds from acquisition related borrowings of $42.1 million. Approximately $6.2 million was used for repayments of long-term debt, which included approximately $5.0 million for the retirement of the Company's 8-1/2% convertible subordinated debentures. Additional borrowings under the Company's credit facility were $13.1 million for the nine-month period. Cash used in investing activities totaled $49.8 million, which included $45.8 million for acquisitions and $4.1 million for capital expenditures. Capital expenditures, excluding acquired businesses, are expected to approximate $6.0 million for the fiscal year ending March 31, 1999. The majority of these expenditures will be for computer and production-related equipment.

         During the period ended December 31, 1998, total assets increased by $86.4 million or 52.8%, as compared with March 31, 1998, primarily due to the acquisition of the EOS Business. In this transaction, the Company acquired approximately $65.9 million in total assets, including $4.4 million in net accounts receivable, $12.3 million in net inventory, and $13.3 million in fixed assets. In accounting for this acquisition, the Company provided $17.2 million for future losses on existing Focal Plane Array contracts. Based on the purchase price of $45.0 million, the excess of purchase price over net assets acquired was approximately $36 million (including an estimate of $2 million for closing costs), which is included in Goodwill & Related Intangibles as of December 31, 1998.

         In connection with the acquisition of the EOS Business, on October 20, 1998, the Company and certain of its subsidiaries entered into a $150 million secured credit facility (Facility) with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million dollars (First Term
Loan), and the second in the principal amount of $50 million dollars (Second Term Loan); and a revolving line of credit (Line of Credit) for $70 million, subject to a borrowing base calculation. The maturity dates of the First Term Loan and the Second Term Loan are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments beginning on June 30, 1999. The Line of Credit matures on October 20, 2003. The Facility amends, restates and replaces the Company's existing $60 million secured credit facility consisting of a $20 million term loan and a $40 million revolving line of credit. The Second Term Loan was used to finance a portion of the acquisition of the EOS Business. The First Term Loan was used to refinance the debt associated with the acquisition of DRS Flight Safety and Communications in the third quarter of fiscal 1998 and the Line of Credit is available for working capital, general corporate purposes and acquisitions. The Facility is secured by substantially all of the assets of the Company. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Facility contains certain covenants and restrictions, including maintenance of a minimum level of consolidated net worth, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. As of December 31, 1998, the Company was in compliance with these covenants.

         For accounting purposes, the modification of the Facility was accounted for as an extinguishment of debt pursuant to the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (Issue No. 96-19). Accordingly, the unamortized balance of deferred financing costs relating to the previous credit facility, plus fees paid in connection with the modification, were recorded as an extraordinary charge in the amount of $2,306,000, net of tax, during the period.

         With the new Facility described above, the Company believes that its present working capital position and available bank financing are sufficient to support its current operational needs, as well as its near-term business objectives.

         Accounts Receivable and Inventories: Accounts receivable, net, excluding amounts from acquired businesses, increased by approximately $2.8 million in the nine-month period ended December 31, 1998, primarily due to increased revenues. Included in accounts receivable at December 31, 1998 and March 31, 1998 are $0.7 million and $0.8 million, respectively, arising from retainage provisions in certain contracts with the Canadian government, which may not be collected within one year.

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

        Inventories, excluding amounts from acquired businesses, increased by approximately $13.9 million from March 31, 1998, due primarily to increases in production activities, particularly with respect to the EOS Business.

                                          December 31, 1998       March 31, 1998
                                          -----------------       --------------

 Quick ratio ............................           0.8                  1.0
 Current ratio ..........................           1.5                  1.8
 Liabilities-to-equity ratio ............           4.7                  2.7
 Long-term debt (excluding current
   installments) to total capitalization           70.8%                56.0%


         Backlog: Backlog at December 31, 1998 was approximately $364.7 million, as compared with $177.4 million at March 31, 1998. The increase in backlog was due to the net effect of bookings and the addition of approximately $109.4 million of backlog acquired with the EOS Business during the third quarter, partially offset by revenues and the effect of exchange rates during the period. New contract awards of approximately $120.9 million and $249.7 million were booked in the three- and nine-month periods ended December 31, 1998.

Accounting Standards

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. The Company adopted SFAS 130 this fiscal year and now includes a Statement of Comprehensive Earnings (Losses) as part of its primary financial statements.

Accounting Pronouncements Not Yet Adopted

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard, which is effective for fiscal years beginning after December 15, 1998, provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The Company does not anticipate the effect of adopting this standard to be material to the Company's consolidated results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Upon adoption of this standard, existing hedging relationships, if any, must be designated anew and documented pursuant to the provisions of the Statement. Based on the Company's fiscal calendar and the requirements of SFAS 133, this standard must be adopted no later than April 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

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

         The IT Systems section evaluates hardware and systems software. DRS has substantially completed its evaluation of its main internal operating systems and business application software. As a result of this evaluation, DRS has begun the process of implementing the necessary changes in its internal systems to achieve Year 2000 compliance in this area. Based on the current schedule, the Company's IT Systems are expected to be Year 2000 compliant by October 1999.

         The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Year 2000 compliance issues at critical suppliers creates risk for DRS since their inability to operate effectively could impact our business. Possible problems for DRS could include isolated performance problems with manufacturing or administrative systems, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, lower cash receipts and product liability. DRS does not have control over these third parties and, as a result, cannot currently estimate to what extent the future operating results of DRS may be adversely affected by the failure of these third parties to address successfully their Year 2000 issues. Failure by critical suppliers and customers (in particular, the U.S. Government, on which DRS is materially dependent), however, to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the Company's operations. Evaluations of critical third parties have been initiated and should be completed by mid-1999. These evaluations will be followed by corrective actions and the development of contingency plans, if considered necessary.

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

         Total costs associated with required IT Systems modifications to become Year 2000 compliant are not expected to have a material effect on the consolidated results of operations, cash flows or financial position of DRS. To the extent recoverable under the terms of contracts with its customers, DRS's compliance costs will be included in establishing prices for the Company's products and services, and therefore will be reflected in the Company's revenues and costs and expenses. Uncertainties exist, however, as to DRS' ability to detect in a timely manner all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Consequently, there can be no assurances as to the amount of total cost associated with implementing DRS' Year 2000 Project and, as a result, the effect of such cost on the consolidated result of operations, cash flows or financial position of DRS.

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

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

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


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.    Financial Data Schedule

         (b)  Reports on Form 8-K

              The following report on Form 8-K was filed during the quarter ended December 31, 1998:

              1.  Form 8-K, Current Report, dated November 4, 1998, File No.
                    1-8533, containing Item 2 and Item 7(c).

                      DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DRS TECHNOLOGIES, INC.
                                      -------------------------
                                            Registrant


Date: February 12, 1999               /s/ NANCY R. PITEK
                                      -------------------------
                                          Nancy R. Pitek
                                          Vice President, Finance and Treasurer