Form 10-K
period 1999-03-31
DRS TECHNOLOGIES INC
filed 1999-06-29
CIK 28630

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                          COMMISSION FILE NUMBER 1-8533

                                   ----------

                             DRS TECHNOLOGIES, INC.

                                   ----------

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

                                                                      NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                       ON WHICH REGISTERED
Common Stock, $.01 par value                                          American Stock Exchange
9% Senior Subordinated Convertible Debentures due October 1, 2003     American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The market value of shares of common stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 21, 1999, was approximately $85,000,000. The number of shares of common stock outstanding as of June 21, 1999 was 9,231,669 (exclusive of 385,164 shares of common stock held in the treasury.)


                       DOCUMENTS INCORPORATED BY REFERENCE

1. 1999 Annual Report (for the fiscal year ended March 31, 1999), incorporated in Part II.

2. Definitive Proxy Statement, dated June 28, 1999, for the Annual Meeting of Stockholders, incorporated in Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DRS Technologies, Inc. (DRS) is a leading supplier of defense electronic systems. We provide advanced technology products and services to government and commercial niche markets worldwide. Our company develops and manufactures a broad range of mission critical products--from rugged computers and peripherals to systems and components in the areas of communications, data storage, digital imaging, electro-optics, flight safety and space. Our defense electronics systems and subsystems are sold to all branches of the U.S. military, selected U.S. Government intelligence agencies, major aerospace/defense prime contractors, international military forces and a wide range of commercial customers. We also offer a full complement of technical support and advanced manufacturing services.

     DRS was incorporated in 1968 and has served the defense industry for over thirty years. We have increased our annual revenues at a compound annual growth rate of approximately 36% over the last five years, and are currently a leading provider of infrared night vision devices, combat display workstations, electronic sensor systems, mission recorders and deployable flight incident recorders. Our operating results directly reflect our strategies of maintaining our reputation for technical excellence, focusing on the development of long-term contracts and acquiring businesses that complement or extend our product lines.

     We design and manufacture electronic systems for several of the U.S. military's well-funded programs and high-profile platforms. We are organized into four operating groups, three of which compete in the defense industry:

     o The Electronic Systems Group (ESG) is the leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustical signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products are also used in the U.S. Army's ongoing battlefield digitization programs.

     o The Electro-Optical Systems Group (EOSG) produces systems and subsystems for infrared night vision and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the High-Mobility Multipurpose Wheeled Vehicle (HMMWV) scout vehicle. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. The effectiveness of the previous generation of these products was recognized in Operation Desert Storm. This Group is also a leading designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and is a leading producer of ultra high-speed digital imaging systems.

     o The Flight Safety and Communications Systems Group (FSCG) is a leading manufacturer of deployable flight emergency or "black box" recording equipment used by military and search and rescue aircraft. FSCG also manufactures shipboard communications and infrared surveillance systems for the U.S., Canadian and other navies. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for the harsh environments of aerospace and defense applications. FSCG, recognized for its technical expertise and capabilities, also provides advanced manufacturing services for international military and space customers. FSCG products are used on such platforms as the F/A-18 fighter, A-10 attack plane, P-3 reconnaissance aircraft and EH-101 helicopter for surveillance, target verification and battle damage assessment.

     o Consistent with our goal of utilizing our technology in the commercial sector, the Data Systems Group produces consumable magnetic heads used in the production of hard disk drives by some of the world's largest computer manufacturers. Other commercial products provide data retrieval capability for devices such as airplane phones, credit card readers and other electronic scanning equipment.

     Our profitability in the defense electronics industry is due in part to our focus on managing our financial risk with respect to the development and fabrication of new products. Many of our research and development projects are performed with funding obtained from the military customer under development contracts. In fact, in fiscal year 1999, we received approximately $15,400,000 in research and development funding from our customers. In addition, when a system enters into full production, the terms of many of our production contracts provide for progress payments or milestone payments. This allows us to fund a portion of our working capital requirements from external sources and reduce our financial risk.

STRATEGY

     Our goal is to secure our emerging position as a mid-tier defense technology supplier by maintaining our reputation for technical excellence, focusing on the development of profitable long-term contracts and acquiring businesses that complement or extend our product lines.

     o LEVERAGE EXISTING CONTRACTS TO WIN NEW BUSINESS. Our experience has shown that high levels of performance on existing contracts provide contractors with valuable exposure to decision makers within the government procurement staff and greatly enhance the prospects of obtaining new or follow-on contracts. We intend to continue to leverage our high level of performance on our extensive range of existing contracts across entire program life cycles to help us obtain new and follow-on contracts.

     o OBTAIN NEW DEVELOPMENT CONTRACTS. Customer-funded development contracts offer us the opportunity to work with our military customers to design and manufacture new systems and components that provide highly customized solutions to our customers' procurement needs, while minimizing our financial risk. An important element of our success will continue to be our ability to win new development contracts to maintain our backlog of funded programs.

     o PURSUE SELECTIVE ACQUISITIONS. Historically, we have pursued acquisitions of complementary businesses with leading positions in niche product or market areas that are synergistic with our existing business. We believe that such acquisitions offer the opportunity to acquire new technologies and customers, thereby leveraging our core strengths. The acquisition of existing contracts provides us with both current income and the opportunity for future contract awards based upon our performance.

RECENT ACQUISITIONS

     Our financial results for the year ended March 31, 1999 do not reflect the full impact of two important acquisitions completed in the latter half of the fiscal year:

          On October 20, 1998, we acquired certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of Raytheon Company for approximately $45.0 million in cash. As a result of this acquisition, we have become a leading provider of Forward Looking Infra-Red (FLIR) technology. This technology enables an operator to detect, identify and acquire targets in complete darkness and other limited visibility conditions. For fiscal year 1999, these businesses generated approximately $45.6 million in revenue, and as of March 31, 1999 had a funded backlog of approximately $159.5 million, 50% of which is expected to be recognized as revenue during fiscal 2000.

          On February 19, 1999, we completed our acquisition of NAI Technologies, Inc. (NAI) for approximately 2.9 million shares of DRS common stock. NAI designs, manufactures and markets rugged computer systems, advanced peripheral products, intelligent terminals, radiation-suppressant TEMPEST computer terminals and other electronic equipment. For fiscal year 1999, NAI generated approximately $7.0 million in revenue and as of March 31, 1999, had a funded backlog of approximately $28.5 million, 81% of which is expected to be recognized as revenue during fiscal 2000.

COMPANY ORGANIZATION

   ELECTRONIC SYSTEMS GROUP

     ESG consists of DRS Electronic Systems, Inc. (DRS ESI), located in Gaithersburg, Maryland, DRS Laurel Technologies (DRS Laurel), located in Johnstown, Pennsylvania, DRS Technical Services, Inc., located in San Diego, California, DRS Technical Services, located in Chesapeake, Virginia, DRS Rugged Systems, Inc., (DRS Rugged Systems) located in Longmont, Colorado, DRS Rugged Systems (Europe) Ltd. (DRS Rugged Systems (Europe)), located in Farnham, Surrey, United Kingdom, DRS Advanced Programs, Inc. (DRS Advanced Programs), located in Columbia, Maryland, and DRS Rugged Systems (Australia) PTY. Ltd. located in Fyshwick, Australia.

     ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustical signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs.

     DRS ESI. DRS ESI designs, manufactures and integrates electronic systems using advanced commercial technology to meet the performance and environmental requirements of military customers. Current products include tactical processing and combat information systems for naval ships, submarines and aircraft, surveillance systems for coastal and harbor regions, radar systems for surface ships, and low-cost emulators of legacy military systems for test and training support. Major products and contracts include:

     o AN/UYQ-70: AN/UYQ-70 Advanced Display Systems are advanced, open-architecture display systems designed for widespread application through software and hardware modification, ultimately for deployment on Aegis and other surface ships, submarines and airborne platforms. These systems are self-contained, microprocessor-based units complete with mainframe interface software and offer advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard mainframe computer at approximately 25% of the cost of the legacy systems. These systems were developed for the U.S. Navy under a subcontract with Lockheed Martin Tactical Defense Systems. Based upon the size of the Naval surface fleet and the average number of workstations to be deployed on each ship, we believe that the potential market for these workstations may exceed 5,000 units over the next decade.

     o Military Display Emulators: These workstations are functionally identical to existing U.S. Navy shipboard display consoles built to military specifications, but are manufactured using low-cost commercial off-the-shelf (COTS) components suitable for land-based laboratory environments. These Military Display Emulators are used in U.S. Navy development, test and training sites as plug-compatible replacements for the more expensive shipboard qualified units. We currently deliver these Military Display Emulators for use at land-based training sites for the Aegis and other U.S. Navy programs.

     o AN/SPS-67: AN/SPS-67 Radar Systems are being deployed on the U.S. Navy's new DDG-51 Aegis class ships and Spanish Navy's F-100 class ships. They provide ocean surveillance and navigation data, including detection and tracking of low flying aircraft and other targets. An integral part of the ships' command and control combat system, the AN/SPS-67 is a below-deck system which we believe has a potential market application on other surface ships in the Navy's fleet, as well as on aircraft carriers and amphibious operation assault ship platforms.

     o AN/UYQ-65: AN/UYQ-65 Data Processing and Display Sets were the first COTS-based tactical workstations to be qualified by the U.S. Navy and were designed to comply with the stringent requirements of the Aegis shipbuilding program. Replacing the sensor displays in the SQQ-89 anti-submarine warfare (ASW) combat suite, the AN/UYQ-65 employs dual processors enabling simultaneous I/O and graphics processing. This new approach allows for required high bandwidth processing, while maintaining response times for operator/machine interfaces. The system architecture can be adapted to meet various interface, cooling, memory, storage and processing requirements. These systems currently are provided to EDO Corporation under subcontract for international allied navies.

     o AN/SQR-17A(V)3: The Mobile In-shore Undersea Warfare (MIUW) systems are multi-sensor processing systems that are deployed in land-based vans, utilizing sonobuoys and anchored passive detectors for harbor defense, coastal defense and amphibious operations surveillance, as well as for the enhancement of drug interdiction efforts. These systems currently are being procured for use in 22 field installations. We are under contract to provide the system's underwater sensor string arrays and other upgrades to these field installations.

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

     DRS LAUREL. We own 80% of DRS Laurel through a partnership formed in December 1993 with Sunburst Management, Inc. DRS Laurel serves as a cost-efficient manufacturing operation for us and other prime defense contractors. DRS Laurel primarily manufactures and integrates electronic systems, providing turn-key production, and performs related electronic and electromechanical assembly and associated test services. In addition, DRS Laurel specializes in cable and wire harness interconnect products, primarily for large industrial customers involved in the military and commercial aerospace industries. DRS Laurel currently produces both the AN/UYQ-65 and AN/UYQ-70 workstations and provides electronic manufacturing services to Northrop Grumman for the Air Force's E-8C Joint STARS aircraft and to United Defense for the M-2 Bradley fighting vehicles.

     DRS TECHNICAL SERVICES, INC. AND DRS TECHNICAL SERVICES. These units perform field service and depot level repairs for ESG products, as well as other manufacturers' systems, and also provide systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. The facilities are located in close proximity to U.S. Naval bases in Norfolk, Virginia and San Diego, California. Services, including equipment and field change installation, configuration audit, repair, testing and maintenance, are performed for the U.S. Navy and, to a lesser extent, commercial customers. DRS Technical Services also has performed work for foreign navies, including those of Australia, Egypt, Greece, the Republic of China and Turkey.

     DRS RUGGED SYSTEMS. DRS Rugged Systems designs, develops and manufactures rugged high-performance computer workstation systems and associated peripherals for customers that require operation in severe environment situations. In addition to supplying products such as flat panel displays, portable and transportable integrated workstations, rack-mounted computer systems and mass storage expansion units, DRS Rugged Systems also provides rugged integrated computer systems for specific rugged requirement applications, including ground mobile, airborne, naval surface and underwater applications. DRS Rugged Systems participates in the U.S. Army's Common Hardware/Software (CHS-2) program, which is providing the basic hardware/software infrastructure for the Force XXI "digitization of the battlefield" initiative.

     DRS RUGGED SYSTEMS (EUROPE). DRS Rugged Systems (Europe) specializes in the design, development and implementation of rugged COTS hardware for land, sea and airborne forces. DRS Rugged Systems (Europe) is the rugged hardware systems integrator for the British Army Attack Helicopter (Apache) ground support system, and it also supplies the integrated rugged hardware solution in support of the Royal Air Force Chinook Helicopter Fleet's generic health and usage monitoring system. It is also a primary supplier of rugged COTS systems to the Swedish Army, which utilizes rugged multi-platform computers in different configurations, in related mobile tactical communications and information systems, TS9000 and ATLE IS, respectively. The Flat Panel Rugged (FPR) 20-inch rugged flat panel display is utilized in the Royal Navy's Command Support System
(CSS), and the rugged hardware for the Royal Navy's Submarine Fleet's DCG Re-host tactical support system was designed, developed, tested and installed under contract to BAeSEMA.

     The Explorer (often referred to as the CCU, Compact Computer Unit) provides the full capabilities of the CHS-2 products in a portable, self-contained unit with its own power source and an integrated flat panel display. The unit uses the same exchangeable media (hard disks and tape units) and provides total compatibility of all information and system security. The unit shares its design with the DRS Rugged Systems (Europe's) Explorer 2 and is being complemented with an upgraded version with a larger display and greater upgrade capabilities.

     The Genesis 300 rugged multi-platform computer, a variant of the Genesis SR (short rack), will feature an integrated 12-inch screen and keyboard. Since its launch in 1997, the Genesis SR, which supports applications such as mission planning, tactical communications, combat support and logistics support, has been sold into military programs in Europe, Scandinavia and Southeast Asia. The OPUS 16 rugged flat panel with computer, a 16-inch flat panel display with a single board Intel(TM) computer housed in a rugged rackmount or portable enclosure, will join the extensive FPR range of rugged flat panel color displays. DRS Rugged Systems (Europe)'s fixed, rackmount or portable FPR panels with 12-, 13-, 16- and 20-inch displays currently operate in a variety of land, airborne, surface vessel and submarine environments.

     DRS RUGGED SYSTEMS (AUSTRALIA) PTY. LTD. DRS Rugged Systems (Australia) PTY. Ltd., a subsidiary of DRS Rugged Systems (Europe), was established in 1997. The division is under contract to provide maintenance support to the Australian Army Tactical Command Support System (AUSTACSS) and to manufacture Explorer II workstations for a U.S. defense company.

     DRS ADVANCED PROGRAMS. DRS Advanced Programs provides custom-packaged integrated computer systems for deployment in land vehicles, ships, shelters and other demanding environments, including unique physical packaging requirements such as compact size, low weight, specialized air flow and rack mounting. DRS Advanced Programs markets directly to various U.S. Government agencies, primarily in the intelligence community and has teamed with leading corporations, such as GTE and Booz-Allen.

     DRS Advanced Programs designs and integrates special purpose systems configured specifically for a variety of target applications, including: communications processing; data acquisition, storage and forwarding; digital signal processing; and client/server systems and embedded processing. DRS Advanced Programs also provides specially packaged monitors, keyboards, printers and peripheral subsystems that are used in conjunction with its computer systems. DRS Advanced Programs now also provides support services such as configuration management, testing, sparing, maintenance and life cycle support.

   ELECTRO-OPTICAL SYSTEMS GROUP

     EOSG consists of DRS Infrared Technologies, LP (DRS Infrared), located in Dallas, Texas, DRS Sensor Systems, Inc. (DRS Sensor), located in El Segundo, California, DRS Photronics, Inc. (DRS Photronics), located in Oakland, New Jersey, DRS Optronics, Inc. (DRS Optronics) located in Palm Bay, Florida, and DRS Hadland Ltd. (DRS Hadland), based in Tring, Hertfordshire, the United Kingdom.

     EOSG produces systems and subsystems for infrared night vision and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the HMMWV scout vehicle. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. The effectiveness of the previous generation of these products was recognized in Operation Desert Storm. This Group is also a leading designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and is a leading producer of ultra high-speed digital imaging systems.

     DRS INFRARED. DRS Infrared produces infrared scanning Focal Plane Arrays
(FPAs), staring FPAs, and linear coolers (designed to maintain optimal operating temperatures for infrared scanning) for military electro-optical systems applications. An FPA is a two-dimensional assembly of electro-optical detecting pixels used to generate night vision capability. FPAs are also used in heat-seeking missile guidance systems and missile warning systems, applications for which no pictorial image is required. DRS Infrared is a leading global supplier of cryogenic linear coolers for infrared devices.

     DRS Infrared is the sole source supplier of the Detector Dewar Cooler
(DDC) module for the U.S. Army's Javelin Commanders Launch Unit (CLU) for a Lockheed Martin-Raytheon joint venture. DRS Infrared is delivering the initial units of a three-year multi-year contract with an ordered total of 1,385 units. DRS Infrared has a 40% share of the current contract for the SADA (Standard Advanced Dewar Assembly) II Detector procured by the U.S. Army and supplied to the HTI (Horizontal Technology Integration) program for use in the Second Generation night vision equipment upgrades provided by DRS Sensor for the Abrams, Bradleys and HMMWV scout vehicles.

     Prior to its acquisition, DRS Infrared had provided approximately 6,000 linear drive coolers to a wide cross-section of electro-optics system vendors. The business base represented by the Javelin and SADA II programs is expected to consist of over 10,000 coolers, or $54 million in revenues over the next ten years.

     DRS Infrared also supplies a 256 x 256 midwave infrared module for Lockheed Martin's Joint Air-to-Surface Stand-off Missile (JASSM) program. It also supplies 240x480 DDC modules for several programs and has exclusive rights of supply for certain of these items through calendar year 2000 in support of Raytheon system sales.

     DRS SENSOR. DRS Sensor designs and manufactures the second generation FLIR sighting systems for the U.S. Army's Abrams, Bradleys and HMMWV scout vehicles. Second generation FLIR technology enables an operator to detect, identify and acquire targets in complete darkness. Current programs of DRS Sensor include:

     o HTI Second Generation FLIR thermal imaging systems (HTI SGF Thermal Imaging Systems) installed on the U.S. Army's Abrams, Bradleys and HMMWV Scouts. In January, 1999, DRS Sensor was awarded a total of $55.9 million to provide HTI SGF Thermal Imaging Systems for the sighting systems of Abrams and Bradleys, a result of the exercise of an option on a multiple-year contract with a total post-acquisition value of $92 million;

     o Improved Bradley Acquisition System (IBAS), which provides the thermal imaging and fire control system installed on Bradleys. In November 1998, DRS Sensor was awarded a $24.2 million contract to provide IBAS systems for the Bradleys, a result of the exercise of an option on an acquired contract; and

     o Long Range Advanced Scout Surveillance System (LRAS3), a development program which provides the thermal image sighting systems to be installed on the HMMWV scouts.

     DRS OPTRONICS. DRS Optronics designs and manufactures electro-optical targeting, sighting and fire control systems and various missile components. DRS Optronics provides certain manufacturing services to DRS Sensor in connection with the HTI SGF Thermal Imaging Systems and IBAS.

     DRS Optronics also provides:

     o Night Vision Binoculars: DRS Optronics is currently under contract to develop and manufacture these units for the Israeli military. The Nightstar(TM) night vision binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser range finder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. Nightstar(TM) displays range and azimuth data in the soldier's eyepiece, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

     o Gunners' Auxiliary Sight: This is an electro-optical device used as a primary or secondary sighting system on Abrams M1 Main Battle Tanks and contains a very sophisticated electro-optical device and a laser protective filter. DRS Optronics has produced more than 2,000 of these instruments and continues to operate as a repair and retrofit facility for the M1A2 upgrade program. Options for additional units under this program may be exercised through fiscal 2000.

     o Tube-launched Optically-tracked Wire-guided (TOW) Optical Sight: DRS Optronics is currently the only U.S. qualified producer of two of the three critical assemblies in this device. This complex electro-optical system is the main component of the U.S.'s premier ground antitank weapons system.

     o TOW Traversing Unit: This unit provides target tracking accuracy for the TOW antitank weapon, acting as the mount for the TOW Optical Sight and the associated missile launch tube. DRS Optronics is currently the only qualified manufacturer of this tightly toleranced assembly and is involved in working on modification and retrofit programs. DRS Optronics also has been contracted to modify a version for use by an overseas customer.

     o Eye-Safe Laser Range Finder: DRS Optronics competed against the U.S. Army's historical primary laser supplier for this contract and was awarded an initial contract for preproduction units. DRS Optronics also is currently manufacturing a laser range finder/target designator for airborne use in the Modular Integrated Laser Engagement System Air/Ground Engagement System II program. This effort includes redesigning the target designator unit to accommodate DRS Optronics' laser components.

     o Missile Components: DRS Optronics provides the primary, secondary, tertiary and fold mirrors, housing and nose dome for Sidewinder and Stinger missiles. It is currently under contract to produce infrared components and subassemblies on many of the next-generation infrared missile systems.

     DRS PHOTRONICS. DRS Photronics produces weapons calibration, or boresighting equipment, used to align and harmonize the navigation, targeting and weapons systems on rotary- and fixed-wing aircraft. Multiple Platform Boresighting Equipment (MPBE) is DRS Photronics' main product line. MPBE currently is used on the Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, and the Air Force's AC-130 Spectre gunship radar. This technology is proprietary to the company.

     The company is the prime contractor on a tri-service (Army, Navy and Air Force) program to develop the Airborne Digital Imaging System (ADIS) for the test and evaluation of weapons separation events on board Navy F/A-18 aircraft. The system, which also can be used on various other fixed- and rotary-wing military aircraft, includes an electronically-shuttered, fast-frame, high-resolution, digital imaging camera and a high-density, digital data storage device. Upon completion, the ADIS will incorporate a color readiness capability and will include a miniaturized high-speed electronic camera to assure compatibility with multiple air platforms.

     DRS HADLAND. DRS Hadland designs, manufactures and markets products for ultra high-speed image capture and analysis. Products include a comprehensive range of equipment for the visual analysis of events lasting from hundreds of femtoseconds to milliseconds. Many of these systems are used for multiple applications by international military forces, ballistic test ranges, university and other research institutes, laboratories and large corporations. DRS Hadland also integrates airborne monitors and Computer-Controlled Device (CCD) cameras with airborne video tape recording devices from DRS Precision Echo, Inc., another DRS subsidiary. DRS Hadland products include:

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

     o Streak Cameras: These cameras are designed to capture images of quick events analyzed over a very short, continuous period. Faster than framing or range cameras, streak cameras are used to produce continuous cross section images in one dimension, rather than full images, and are used for applications such as laser development and testing.

   FLIGHT SAFETY AND COMMUNICATIONS GROUP

     FSCG consists of DRS Flight Safety and Communications, with locations in Carleton Place and Nepean, Ontario, Canada, DRS Technologies (UK) Ltd., located in Hayes, Middlesex, the United Kingdom, and DRS Precision Echo, Inc. (DRS Precision Echo), located in Santa Clara, California.

     FSCG is a leading manufacturer of deployable flight emergency or "black box" recording equipment. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG also manufactures shipboard communications and infrared laser warning and range finder displays for Canadian and other foreign navies.

     DRS FLIGHT SAFETY AND COMMUNICATIONS. DRS Flight Safety and Communications' major products and services include:

     o Emergency Avionics System 3000 (EAS3000): The EAS3000 is an integrated in-flight data recorder, cockpit voice recorder and emergency locator beacon system constructed in a modular, deployable and crash-survivable package, designed to withstand intensive destructive forces. Mounted on the outside of a helicopter, the EAS3000 provides the immediate location of an accident site, allowing early rescue of survivors and recovery of vital flight and cockpit voice data. DRS Flight Safety and Communications provides the EAS3000 for use on UK EH-101 helicopters and its variants, as well as on the Italian MMI, Canadian Cormorant, Tokyo Metropolitan Police and other military and search and rescue helicopters. DRS Flight Safety and Communications also developed a version of the EAS3000, known as EAS3000F, for use on fixed-wing aircraft.

     o Deployable Flight Incident Recorders: Designed to withstand the intense destructive forces associated with an aircraft crash, deployable flight incident recorders are mounted beneath the airframe skin. Deployment commands provided by switch activation trigger release of the unit and activation of the recorder. These systems also contain crash locator beacons. They have been installed successfully on fighter aircraft, such as the German Tornado and the U.S. Navy F/A-18 Hornet, and are used to record both flight and voice data.

     o Aircraft Crash Locator Beacons: Consisting of a composite airfoil which encloses a radio transmitter and power source, crash locator beacons are designed to deploy and activate either before or upon impact. Used primarily on fixed-wing military aircraft, these crash position locators enable the rapid location of downed aircraft and timely rescue of survivors.

     o Integrated Shipboard Communications Systems: Using the latest available technology and COTS-based designs, FSCG produces integrated digital shipboard communications systems which provide single-button access to tactical interior, exterior and secured channels for joint operations. These Shipboard Integrated Communications (SHINCOM) systems improve communication efficiency by eliminating the need for multiple single-purpose communications systems, thus providing a comprehensive system solution. FSCG's SHINCOM systems are capable of handling shipboard interior communications; communications with other aircraft, surface and undersea vessels; and UHF/VHF and broadband communications via satellite with shore stations and cooperating units. These systems are used aboard the Canadian Iroquois class ships, the U.S.S. George Washington aircraft carrier and are being manufactured for the Armada of Venezuela under a contract with Ingalls Shipbuilding.

     o Electronic Manufacturing and Systems Integration Services: FSCG is an experienced provider of manufacturing, test and product support services and performs contract manufacturing services for various aerospace, military and space applications. FSCG's manufacturing expertise and capabilities include:

          o surface mount and through-hole multi-layer computer circuit assemblies (CCAs);

          o    harness fabrication;

          o    power supply assembly and testing;

          o    motherboard assembly and testing; and

          o    systems integration services.

     DRS TECHNOLOGIES (UK) LTD. DRS Technologies (U.K.) Ltd. provides emergency avionics and flight recorders to international military customers.

     DRS PRECISION ECHO. DRS Precision Echo designs and manufactures a variety of COTS digital, analog and video recording systems used for military applications, including reconnaissance, antisubmarine warfare (ASW) and other information warfare data storage requirements. DRS Precision Echo is a leading U.S. manufacturer of

Hi-8 millimeter military recorders supplied to the U.S. and international armed forces. DRS Precision Echo's products include:

     o WRR-818: This ruggedized airborne video recorder captures various sensor and video data on the U.S. Navy's F/A-18 and on the U.S. Air Force's A/OA-10A aircraft. The U.S. Army also has selected it for use in its Kiowa Warrior attack helicopters. A similar recorder, the WRR-812, has been adapted for use in the Canadian Army's Light Armored Reconnaissance Vehicles.

     o DCMR-24 and 100. These are digital cassette mission recorders that use high-capacity digital tape formats under license by Sony Corporation. DRS Precision Echo produces the DCMR-24 for U.S. Navy P-3C patrol aircraft.

     DRS Precision Echo also provides a line of high-capacity digital tape drives and automated library systems for the archiving and back-up of very large amounts of digital data, ranging from 378 gigabytes to 2.6 petabytes of uncompressed data.

   DATA SYSTEMS GROUP

     DSG consists of DRS Ahead Technology, Inc. (DRS Ahead), with locations in San Jose, California, Plymouth, Minnesota, St. Croix Falls, Wisconsin, and Razlog, Bulgaria. DRS Ahead manufactures burnish, glide, test and certification heads used in the production of computer disk drives. These consumable products are used by many U.S. disk drive manufacturers to hone the surface and ensure the quality of magnetic disks used in computer hard drives. In addition, the company specializes in the manufacture and refurbishment of broadcast video and audio heads, heads used in commercial flight data recorders and in a variety of industries for reading, writing and verifying data on magnetic cards, tapes and inks.

CUSTOMERS

     We sell a significant portion of our products to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or their subcontractors. Approximately 78%, 74% and 71% of total consolidated revenues for fiscal 1999, 1998 and 1997, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies. See "Foreign Operations and Export Sales" below for information concerning sales to foreign governments.

BACKLOG

     The following table sets forth our backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated.

     "Backlog" refers to the aggregate revenues remaining to be earned at a specified date under contracts held by us, including, for U.S. Government contracts, the extent of the funded amounts thereunder which have been appropriated by Congress and allotted to the contract by the procuring Government agency. Backlog also includes all firm orders for commercial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

                                MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1997
                                --------------   --------------   --------------
Government Products:

  U.S. Government............    $293,300,000     $141,500,000     $ 85,900,000
  Foreign Government.........      48,400,000       24,900,000       23,000,000
                                 ------------    -------------    -------------
                                  341,700,000      166,400,000      108,900,000
Commercial Products..........      24,100,000       11,000,000        9,500,000
                                 ------------    -------------    -------------
                                 $365,800,000     $177,400,000     $118,400,000
                                 ============     ============     ============


     At March 31, 1999, our backlog of orders was approximately $365.8 million compared with $177.4 million at March 31, 1998. The increase in backlog was due primarily to $140.4 million of acquired backlog from the acquisition of NAI and the Raytheon electro-optical businesses. New contract awards of approximately $322.3 million were booked during the fiscal year ended March 31, 1999. Approximately 66% of backlog as of March 31, 1999 is expected to result in revenues during fiscal 2000.

RESEARCH AND DEVELOPMENT

     The defense electronics sector is subject to rapid technological changes, and the our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, our technological expertise is an important factor affecting our growth. A portion of our research and development activities take place in connection with customer-sponsored research and development contracts. We recorded revenues for customer-sponsored research and development of approximately $15,400,000, $11,800,000 and $13,000,000 for fiscal 1999, 1998 and
1997, respectively. All such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. Government. We also invest in internal research and development (IR&D). Such expenditures were approximately $5,200,000, $4,000,000, and $3,900,000 for fiscal 1999, 1998 and
1997, respectively.

CONTRACTS

     Our contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. Because of their inherent uncertainties and consequent cost overruns, historically, development contracts have been less profitable than production contracts.

     Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

     Cost-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Unlike fixed-price contracts in which we are committed to deliver without regard to performance cost, cost-type contracts normally obligate us to use our best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. Government procurement regulations mandate lower profits for cost-type contracts because of our reduced risk. Under cost-plus-incentive-fee contracts, the incentive may be based on cost or performance. When the incentive is based on cost, the contract specifies that we are reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee and adjustment formulae are agreed upon when the contract is negotiated. In the case of performance-based incentives, we are reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, incentive contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, we are reimbursed for costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits.

     The percentages of revenues during fiscal 1999, 1998 and 1997 attributable to our contracts by contract type were as follows:

                                            FISCAL YEARS ENDED MARCH 31,
                                            ----------------------------
                                             1999       1998       1997
                                            ------     ------     ------
     Firm fixed-price...................      84%        85%        85%
     Cost-plus-incentive fee............       2%         4%         5%
     Cost-plus-fixed fee................      14%        11%        10%

     The consistent percentage and continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. Government contract portfolio.

     We negotiate for and generally receive progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts which we have not billed to customers. These amounts, approximately $14.8 million, $7.6 million, and $3.8 million as of March 31, 1999, 1998 and 1997, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (FAR), incorporated by reference in U.S. Government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $13.6 million and $9.9 million at March 31, 1999 and 1998, respectively.

     Our defense contracts and subcontracts are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed.

COMPETITION

     Our products are sold in markets containing competitors which are substantially larger than we are, devote substantially greater resources to research and development and generally have greater financial resources. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. We believe that we compete on the basis of the performance of our products, our reputation for prompt and responsive contract performance, and our accumulated technical knowledge and expertise. Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

     In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, the number of consolidations and mergers of defense suppliers has increased. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward system integration and assembly. Management believes that we have benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

PATENTS AND LICENSES

     We have patents on certain of our commercial and data recording products semi-conductor devices, rugged computer related items, and electro-optical and focal plane array products. DRS and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations. We believe our patent position and intellectual property portfolio, in the aggregate, is valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

MANUFACTURING AND SUPPLIERS

     Our manufacturing processes for our products, excluding certain electro-optical products, includes the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, insulated wire and cables. In addition, many of our products use machined castings and housings, motors and recording and reproducing heads. Many of the purchased components are fabricated to our designs and specifications. The manufacturing process for certain of our optics products includes the grinding, polishing and coating of various optical materials and the machining of metal components.

     Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. We have not experienced significant production delays attributable to supply shortages, but occasionally experienced quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to our optical products, certain exotic materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

FOREIGN OPERATIONS AND EXPORT SALES

     We currently sell several of our products and services in the international marketplace to Canada, Israel, the Republic of China, Spain, Australia, and other countries in Europe, Scandinavia, and Southeast Asia. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. Our foreign contracts generally are payable in United States dollars. Export sales accounted for 10% or less of total revenues in the fiscal years ended March 31, 1998 and 1997.

     We operate outside the United States through FSCG, in Canada and the United Kingdom, and through ESG and EOSG primarily in the United Kingdom. The information required by this item with respect to revenues and long-lived assets by geographic area is incorporated by reference herein to page 49 of the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999).

     The addition of international businesses involves additional risks for us, such as exposure to currency fluctuations, future investment obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     The names of our executive officers, their positions and offices with us, and their ages are set forth below:

NAME                          AGE                 POSITION
----                          ---                 --------
Mark S. Newman.............    49   Chairman of the Board, President
                                      and Chief Executive Officer

Paul G. Casner, Jr.........    61   Executive Vice President, Operations

Nina Laserson Dunn.........    52   Executive Vice President, General Counsel
                                      and Secretary

Richard Ross...............    45   Vice President; President of DRS
                                      Electro-Optical Systems Group

Richard A. Schneider.......    46   Executive Vice President, Chief Financial
                                      Officer and Treasurer

     MARK S. NEWMAN has been employed by us since 1973. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of DRS in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of DRS and in August 1995 became Chairman of the Board.

     PAUL G. CASNER, JR. joined DRS in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became President of the DRS Electronic Systems Group and a Vice President of DRS. In 1998, he became our Executive Vice President, Operations. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management.

     NINA LASERSON DUNN joined us as Executive Vice President, General Counsel and Secretary in July 1997. Prior to joining DRS, Ms. Dunn was a director in the corporate law department of Hannoch Weisman, a Professional Corporation, where she served as our outside legal counsel. Ms. Dunn is admitted to practice law in New York and New Jersey and is a member of the American, New York State and New Jersey State Bar Associations.

     RICHARD ROSS joined us as Assistant Vice President and Director of Sales in 1986 and became Assistant Vice President, Corporate Development in 1987. In 1988, he became a Vice President of DRS, and in 1990, he became President of DRS Photronics, Inc. Mr. Ross also serves as President of the DRS Electro-Optical Systems Group.

     RICHARD A. SCHNEIDER joined us in 1999 as Executive Vice President, Chief Financial Officer and Treasurer of DRS. He held similar positions at NAI and was a member of its Board of Directors prior to its acquisition by DRS in February 1999. Mr. Schneider has over 20 years of experience in corporate financial management, including ten years with NAI.

EMPLOYEES

     At March 31, 1999, we had approximately 2,180 employees, 1,503 of which were located in the United States. None of our employees are represented by labor unions, and we have experienced no work stoppages. There is a continuing demand for qualified technical personnel, and we believe that its future growth and success will depend upon its ability to attract, train and retain such personnel.

ITEM 2. PROPERTIES

     We lease the following properties:


          SUBSIDIARY                                                              APPROXIMATE
              OR                                                                    SQUARE
           DIVISION                    LOCATION                ACTIVITIES           FOOTAGE        EXPIRATION
  ---------------------------- -------------------------- -------------------- ---------------- -----------------

  CORPORATE
  DRS Technologies, Inc.        Parsippany, New Jersey    Corporate                  10,800       Fiscal 2003
                                                          Headquarters

  ESG
  DRS Electronic Systems, Inc.  Gaithersburg, Maryland    Administrative,            45,500       Fiscal 2006
                                                          Engineering and
                                                          Manufacturing

  DRS Electronic Systems, Inc.  Arlington, Virginia       Administrative and          2,000       Fiscal 2002
                                                          Marketing

  DRS Laurel Technologies       Johnstown, Pennsylvania   Administrative and         38,000       Fiscal 2004
                                                          Manufacturing

  DRS Laurel Technologies       Davidsville,              Manufacturing              65,800       Fiscal 2000
                                Pennsylvania

  DRS Technical Services, Inc.  San Diego, California     Engineering                 5,000       Fiscal 2000
                                                          Support Services

  DRS Technical Services        Chesapeake, Virginia      Field Service and          22,000       Fiscal 2005
                                                          Engineering Support

  DRS Advanced Programs, Inc.   Columbia, Maryland        Administrative,            25,000       Fiscal 2002
                                                          Engineering and
                                                          Manufacturing

  DRS Rugged Systems            Farnham, Surrey,          Administrative,            26,000       Fiscal 2015
  (Europe) Ltd.                 United Kingdom            Engineering and
                                                          Manufacturing

  DRS Rugged Systems            Gateshead, Newcastle,     Administrative                500       Fiscal 2001
  (Europe) Ltd.                 United Kingdom

  DRS Rugged Systems            Fyshwick, Australia       Sales                       1,200       Fiscal 2000
  (Australia) PTY. Ltd.

  DRS Rugged Systems, Inc.      Longmont, Colorado        Administrative,            43,300       Fiscal 2005
                                                          Engineering and
                                                          Manufacturing

  EOSG
  DRS Photronics, Inc.          Oakland, New Jersey       Administrative and         25,400       Fiscal 2003
                                                          Engineering

  DRS Photronics, Inc.          Oakland, New Jersey       Administrative and         36,000       Fiscal 2003
                                                          Manufacturing

  DRS Optronics, Inc.           Palm Bay, Florida         Administrative,            85,200       Fiscal 2006
                                                          Engineering and
                                                          Manufacturing

  DRS Hadland, Inc.             Cupertino, California     Sales and Field             1,200       Fiscal 2000
                                                          Service

  DRS Hadland GmbH              Munich, Germany           Sales and Field               200       (1)
                                                          Service




----------
(1) Lease has no set expiration date. Three months notice is required to terminate lease.


          SUBSIDIARY                                                              APPROXIMATE
              OR                                                                    SQUARE
           DIVISION                    LOCATION                ACTIVITIES           FOOTAGE        EXPIRATION
  ---------------------------- -------------------------- -------------------- ---------------- -----------------

  DRS Hadland Ltd.              Tring, Hertfordshire,     Storage                     2,000       Fiscal 2000
                                United Kingdom

  DRS Infrared Technologies,    Dallas, Texas             Administrative,           109,600       Fiscal 2003
  LP                                                      Engineering and
                                                          Manufacturing

  DRS Sensor Systems, Inc.      El Segundo, California    Administrative,            17,400       Fiscal 2000
                                                          Engineering and
                                                          Manufacturing

  DSG
  DRS Ahead Technology, Inc.    San Jose, California      Administrative,            32,000       Fiscal 2001
                                                          Product
                                                          Development and
                                                          Manufacturing

  DRS Ahead Technology, Inc.    Plymouth, Minnesota       Administrative and         13,700       Fiscal 2003
                                                          Manufacturing

  DRS Ahead Technology, Inc.    St. Croix Falls,          Administrative and         20,000       Fiscal 2000
                                Wisconsin                 Manufacturing

  FSCG
  DRS Flight Safety and         Nepean, Ontario,          Administrative and          8,000       Fiscal 2004
  Communications                Canada                    Engineering

  DRS Precision Echo, Inc.      Santa Clara, California   Administrative,            32,700       Fiscal 2006
                                                          Engineering and
                                                          Manufacturing

  DRS Technologies (UK) Ltd.    Hayes, Middlesex,         Administrative and          6,800       Fiscal 2001
                                United Kingdom            Manufacturing

     On October 20, 1998, upon the closing of the acquisition of the electro-optical businesses of Raytheon, DRS Sensor Systems entered into a lease agreement for approximately 17,400 square feet of space partitioned from the Raytheon facility in El Segundo, California, and DRS Infra-Red entered into two sub-lease agreements for Raytheon facilities in Dallas, Texas for (1) a stand-alone 48,000 square foot research facility and (2) a partition measuring 61,600 square feet of a neighboring Texas Instruments building. DRS Sensor Systems is currently in the process of relocating to its newly leased facility in Torrance, California.

     During July 1998, in connection with the expiration of the lease for the Kanata, Ontario, Canada facility, FSCG relocated a substantial portion of the Kanata operations to its facility in Carleton Place, Ontario, Canada and the remainder to a leased facility in Nepean, Ontario, Canada.

     We lease the building in Oakland, New Jersey from LDR Realty Co., a partnership established by the co-founders of DRS. We believe that this lease was consummated on terms no less favorable than those that could have been obtained by us from an unrelated third party in a transaction negotiated on an arms-length basis.

     We own the following properties:


          SUBSIDIARY                                                                              APPROXIMATE
              OR                                                                                     SQUARE
           DIVISION                          LOCATION                    ACTIVITIES                 FOOTAGE
  ----------------------------       --------------------------      --------------------      -------------------

  DSG
  DRS Ahead Technology, Inc.         Razlog, Bulgaria                Manufacturing                   64,100




          SUBSIDIARY                                                                              APPROXIMATE
              OR                                                                                     SQUARE
           DIVISION                          LOCATION                    ACTIVITIES                 FOOTAGE
  ----------------------------       --------------------------      --------------------      -------------------


  EOSG
  DRS Hadland Ltd.                   Tring, Hertfordshire,           Administrative,                  7,500
                                     United Kingdom                  Engineering and
                                                                     Manufacturing

  FSCG
  DRS Flight Safety and              Carleton Place, Ontario,        Administrative and             128,500
  Communications                     Canada                          Manufacturing



     We believe that all our facilities are in good condition, adequate for our intended use and sufficient for our immediate needs. It is not certain whether we will negotiate new leases as existing leases expire. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions.

     Substantially all of our assets, including those properties identified above, are pledged as collateral on our borrowings (see Note 7 of Notes to Consolidated Financial Statements).

ENVIRONMENTAL PROTECTION

     We believe that our manufacturing operations and properties are, in all material respects, in compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment or otherwise protect the environment. Such compliance has been achieved without material effect on our earnings or competitive position.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

     In the first quarter of fiscal 1999, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to certain equipment manufactured by DRS Photronics. These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee is dismissed without prejudice. To date, no claim has been made or threatened against the Company or DRS Phototronics. DRS Phototronics is currently unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. At this time, the Company is unable to quantify the effect of the delayed shipments on its future results of operations or financial position, or to predict when such shipments ultimately will be made, although the delays are expected to impact fiscal 2000 first quarter results.

     We are presently involved in a dispute in arbitration with Spar Aerospace Limited ("Spar") with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar (see Note 2 of Notes to Consolidated Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 11, 1999 at a special meeting, DRS stockholders approved the merger of NAI Technologies, Inc. with and into a wholly-owned subsidiary of DRS. There were 4,202,205 votes in favor of the merger, 32,500 votes against, and 7,107 abstentions. The merger successfully was consummated on February 19, 1999. At the same meeting, the stockholders approved an amendment to our 1996 Omnibus Plan to increase the number of shares of our Common Stock reserved for issuance under this Plan by 900,000 shares, for an aggregate of 1,400,000. There were 3,989,677 votes in favor of the Plan amendment, 232,318 votes against and 19,817 abstentions. No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have not paid any cash dividends since 1976. We intend to retain future earnings for use in our business and do not expect to declare cash dividends on our Common Stock in the foreseeable future. The indenture relating to the our 9% Senior Subordinated Convertible Debentures and our bank lines of credit restrict our ability to pay dividends or make other distributions on our Common Stock. See Note 7 of Notes to Consolidated Financial Statements for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by our Board of Directors.

     The information required by this item with respect to the market prices for and number of holders of our common equity securities is incorporated herein by reference to page 50 of the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999).

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference herein to page 20 of the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999).

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference herein to pages 21 through 31 of the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

   INTEREST RATE RISK

     As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $150 million secured credit facility with Mellon Bank, N.A are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In January 1998, the Company entered into an interest rate collar agreement (expiring on January 8, 2001) to limit the impact of interest rate fluctuations on cash flow and interest expense. As of March 31, 1999 approximately $6.6 million of the Company's $101.5 million of interest rate sensitive obligations outstanding have been limited to the "ceiling" rate of 5.75% and the "floor" rate 4.77%.

   FOREIGN CURRENCY EXCHANGE RISK

     DRS operates and conducts business in foreign countries and as a result is exposed to movements in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. Dollar for U.S. reporting purposes. The Company's exposure to foreign currency exchange risk related to its foreign operations is not material to the Company's results of operations, cash flows or financial position. The Company, at present, does not hedge this risk but continues to evaluate such foreign currency translation risk exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference herein to pages 32 through 50 of the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


     The information required by Items 10. through 13. of this Part is incorporated herein by reference to our Definitive Proxy Statement, dated June 28, 1999, for the 1999 Annual Meeting of Stockholders. Reference also is made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents filed as part of this report

           1.   Financial Statements

                The following financial statements of DRS and its subsidiaries have been incorporated by reference to the DRS 1999 Annual Report (for the fiscal year ended March 31, 1999), pursuant to Item 8 of this report:


           1999 ANNUAL REPORT                                                          PAGE(S)
           ------------------                                                          -------

           Independent Auditors' Report                                                 51

           Consolidated Balance Sheets--March 31, 1999 and 1998                         32

           Consolidated Statements of Earnings--Years Ended March 31,
            1999, 1998 and 1997                                                         33


           Consolidated Statements of Stockholders' Equity and Comprehensive
            Earnings--Years Ended March 31, 1999, 1998 and 1997                         34


           Consolidated Statements of Cash Flows--Years Ended March 31,
            1999, 1998 and 1997                                                         35

           Notes to Consolidated Financial Statements                                   36-50


          2.   Financial Statement Schedules See Appendix A hereto.

          3. Exhibits filed as part of this report are listed in the Exhibit Index at the end of this report.

  (b)    Reports on Form 8-K

          1. Filed as of January 4, 1999; Amendment No. 1 to Current Report on Form 8-K dated November 4, 1998, containing financial statements of assets to be acquired and liabilities to be assumed pursuant to the Company's acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of Raytheon Company.

          2. Filed as of January 6, 1999; Amendment No. 2 to Current Report on Form 8-K dated November 4, 1998, containing consent of independent auditors.

          3. Filed as of March 5, 1999; Current Report on Form 8-K, describing the Company's acquisition of NAI Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DRS TECHNOLOGIES, INC.

     Dated: June 29, 1999

                                   /s/ MARK S. NEWMAN
                                   --------------------------------------

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


              SIGNATURE                                      TITLE                                    DATE
              ---------                                      -----                                    ----

/s/ MARK S. NEWMAN                            Chairman of the Board, President,                    June 29, 1999
--------------------------------------        Chief Executive Officer and Director
Mark S. Newman

/s/ RICHARD A. SCHNEIDER                      Executive Vice President, Chief                      June 29, 1999
--------------------------------------        Financial Officer and Treasurer
Richard A. Schneider

/s/ IRA ALBOM                                 Director                                             June 29, 1999
--------------------------------------
Ira Albom

/s/ DONALD C. FRASER                          Director                                             June 29, 1999
--------------------------------------
Donald C. Fraser

/s/ WILLIAM F. HEITMANN                       Director                                             June 29, 1999
--------------------------------------
William F. Heitmann

/s/ STEVEN S. HONIGMAN                        Director                                             June 29, 1999
--------------------------------------
Steven S. Honigman

/s/ MARK N. KAPLAN                            Director                                             June 29, 1999
--------------------------------------
Mark N. Kaplan

/s/ C. SHELTON JAMES                          Director                                             June 29, 1999
--------------------------------------
C. Shelton James

/s/ STUART F. PLATT                           Director                                             June 29, 1999
--------------------------------------
Stuart F. Platt

/s/ ERIC J. ROSEN                             Director                                             June 29, 1999
--------------------------------------
Eric J. Rosen

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


                  INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders,
DRS Technologies, Inc.:

     Under date of May 11, 1999, we reported on the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.


     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Short Hills, New Jersey
May 11, 1999

                                   DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997


          COL. A                   COL. B                COL. C                        COL. D                COL. E
                                                     ADDITIONS (A)                 DEDUCTIONS (B)
                                               ---------------------------   ---------------------------

                                                  (1)            (2)            (1)            (2)

                                                                CHARGED TO                    CREDITED TO
                                 BALANCE AT     CHARGED TO        OTHER         CREDITED TO      OTHER       BALANCE AT
                                BEGINNING OF      COSTS         ACCOUNTS--        COSTS        ACCOUNTS--      END OF
         DESCRIPTION               PERIOD      AND EXPENSES      DESCRIBE      AND EXPENSES     DESCRIBE       PERIOD
         -----------            ------------   ------------     ----------     ------------    ----------    ----------

INVENTORY RESERVE
Year ended March 31, 1999         $1,695,000    $3,484,000    $  440,000(c)    $1,461,000     $  797,000(d)  $3,361,000
Year ended March 31, 1998         $  741,000    $  664,000    $  988,000(c)    $  532,000     $  166,000(d)  $1,695,000
Year ended March 31, 1997         $1,069,000    $   44,000    $2,166,000(c)    $  400,000     $2,138,000(d)  $  741,000

LOSSES & FUTURE COSTS
 ACCRUED ON UNCOMPLETED
 CONTRACTS
Year ended March 31, 1999         $4,120,000    $2,717,000    $5,784,000(c)    $1,197,000     $3,305,000(e)  $8,119,000
Year ended March 31, 1998         $2,204,000    $4,834,000    $  166,000(c)    $2,346,000     $  738,000(e)  $4,120,000
Year ended March 31, 1997         $3,850,000    $1,564,000    $   16,000(c)    $1,060,000     $2,166,000(e)  $2,204,000

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
Year ended March 31, 1999         $  486,000    $  564,000    $  258,000(c)    $   48,000     $    6,000(d)  $1,254,000
Year ended March 31, 1998         $  136,000    $  313,000    $   71,000(c)    $   34,000     $      --      $  486,000
Year ended March 31, 1997         $  136,000    $      --     $      --        $      --      $      --      $  136,000



----------------------

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


EXHIBIT NO.    DESCRIPTION
-----------    -----------
 3.1     --    Restated Certificate of Incorporation of the Company
               [Registration Statement No. 2-70062-NY, Amendment No. 1, Exhibit
               2(a)]
 3.2     --    Certificate of Amendment of the Restated Certificate of
               Incorporation of the Company, as filed July 7, 1983 [Registration
               Statement on Form 8-A of the Company, dated July 13, 1983,
               Exhibit 2.2]
 3.3     --    Composite copy of the Restated Certificate of Incorporation of the Company, as amended [Registration Statement No. 2-85238,
               Exhibit 3.3]
 3.4     --    Amended and Restated Certificate of Incorporation of the Company,
               as filed April 1, 1996 [Registration Statement No. 33-64641,
               Post-Effective Amendment No. 1, Exhibit 3.4]
 3.5     --    By-laws of the Company, as amended to November 7, 1994 [Form
               10-K, fiscal year ended March 31, 1995, File No. 1-8533,
               Exhibit 3.4]
 3.6     --    Certificate of Amendment of the Certificate of Incorporation of
               Precision Echo Acquisition Corp., as filed March 10, 1995 [Form
               10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit
               3.5]
 3.7     --    Form of Advance Notice By-Laws of the Company [Form 10-Q, quarter ended December 31, 1995, File No. 1-8533, Exhibit 3]
 3.8     --    Amended and Restated By-Laws of the Company, as of April 1, 1996
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 3.8]
 4.1     --    Indenture, dated as of September 22, 1995, between the Company and The Trust Company of New Jersey, as Trustee, in respect of the Company's 9% Senior Subordinated Convertible Debentures Due
               2003 [Registration Statement No. 33-64641, Amendment No. 1,
               Exhibit 4.1]
 4.2     --    Form of 9% Senior Subordinated Convertible Debenture Due 2003
               (included as part of Exhibit 4.1) [Registration Statement No.
               33-64641, Amendment No. 1, Exhibit 4.2]
 4.3     --    Registration Rights Agreement, dated as of September 22, 1995 between the Company and Forum Capital Markets L.P.
               [Registration Statement No. 33-64641, Amendment No. 1, Exhibit
               4.3]
10.1     --    1991 Stock Option Plan of the Company [Registration Statement
               No. 33-42886, Exhibit 28.1]
10.2     --    1996 Omnibus Plan of the Company [Registration Statement No.
               333-14487, Exhbit 99.1]
10.3     --    Joint Venture Agreement, dated as of November 3, 1993, by and between DRS Systems Management Corporation and Laurel
               Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993,
               File No. 1-8533, Exhibit 6(a)(3)]
10.4     --    Waiver Letter, dated as of December 13, 1993, by and between
               DRS Systems Management Corporation and Laurel Technologies, Inc.
               [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533,
               Exhibit 6(a)(4)]
10.5     --    Partnership Agreement, dated December 13, 1993, by and between
               DRS Systems Management Corporation and Laurel Technologies, Inc.
               [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533,
               Exhibit 6(a)(5)]
10.6     --    Lease, dated June 28, 1979, between the Company and J.L. Williams
               & Co., Inc. ("Williams") [Registration Statement No. 2-70062-NY,
               Exhibit 9(b)(4)(i)]

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.7     --    Lease, dated as of June 1, 1983, between LDR Realty Co. and the
               Company [Form 10-K, fiscal year ended March 31, 1984, File No.
               1-8533, Exhibit 10.7]
10.8     --    Renegotiated Lease, dated June 1, 1988, between LDR Realty Co.
               and the Company [Form 10-K, fiscal year ended March 31, 1989,
               File No. 1-8533, Exhibit 10.8]
10.9     --    Lease, dated July 20, 1988, between Precision Echo, Inc. and Bay
               511 Corporation [Form 10-K, fiscal year ended March 31, 1991,
               File No. 1-8533, Exhibit 10.9]
10.10    --    Amendment to Lease, dated July 1, 1993, between Precision Echo,
               Inc. and Bay 511 Corporation [Form 10-K, fiscal year ended March
               31, 1994, File No. 1-8533, Exhibit 10.12]
10.11    --    Second Amendment to Lease, dated October 17, 1995 between
               Precision Echo, Inc. and Bay 511 Corporation [Registration
               Statement No. 33-64641, Amendment No. 1, Exhibit 10.11]
10.12    --    Lease Modification Agreement, dated February 22, 1994, between
               Technology Applications and Service Company and Atlantic Real
               Estate Partners II [Form 10-K, fiscal year ended March 31, 1994,
               File No. 1-8533, Exhibit 10.13]
10.13    --    Amendment to Lease Modification, dated June 1, 1994, between
               Technology Applications and Service Company and Atlantic Estate
               Partners II [Form 10-K, fiscal year ended March 31, 1995, File
               No. 1-8533, Exhibit 10.11]
10.14    --    Triple Net Lease, dated October 22, 1991, between Technology
               Applications and Service Company and Marvin S. Friedberg [Form
               10-K, fiscal year ended March 31, 1994, File No. 1-8533,
               Exhibit 10.14]
10.15    --    Lease, dated November 10, 1993, between DRS Systems Management
               Corp. and Skateland Roller Rink, Inc. [Form 10-K, fiscal year ended March 31, 1994, File No. 1-8533, Exhibit 10.17]
10.16    --    Lease, dated March 23, 1992, between Ahead Technology
               Corporation and Vasona Business Park [Form 10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.15]
10.17    --    Amendment to Lease, dated May 21, 1992, between Ahead
               Technology Corporation and Vasona Business Park [Form 10-K,
               fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.16]
10.18    --    Revision to Lease Modification, dated August 25, 1992, between
               Ahead Technology Corporation and Vasona Business Park [Form 10-K,
               fiscal year ended March 31, 1995, File No. 1-8533, Exhibit 10.17]
10.19    --    Lease, dated January 13, 1995, between the Company and Sammis
               New Jersey Associates [Form 10-K, fiscal year ended March 31,
               1995, File No. 1-8533, Exhibit 10.18]
10.20    --    Lease, dated April 3, 1996, by and between the Company and Los
               Alamos Economic Development Corporation [Form 10-K, fiscal year ended March 31, 1996, File No. 1-8533, Exhibit 10.20]
10.21    --    Employment, Non-Competition and Termination Agreement, dated
               July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and
               David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No.
               1-8533, Exhibit 1]
10.22    --    Stock Purchase Agreement, dated as of July 20, 1994, between
               Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q,
               quarter ended June 30, 1994, File No. 1-8533, Exhibit 2]
10.23    --    Asset Purchase Agreement, dated October 28, 1994, Acquisition by PE Acquisition Corp., a subsidiary of Precision Echo, Inc. of all of the Assets of Ahead Technology Corporation [Form 10-Q,
               quarter ended December 31, 1994, File No. 1-8533, Exhibit 1]
10.24    --    Amendment to Agreement for Acquisition of Assets, dated July 5,
               1995, between Photronics Corp. and Opto Mechanik, Inc. [Form 8-K,
               Amendment No. 1, July 5, 1995, File No. 1-8533, Exhibit 1]

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.25    --    Lease, dated August 17, 1995, between Ahead Technology, Inc. and
               South San Jose Interests [Registration Statement No. 33-64641,
               Amendment No. 1, Exhibit 10.79]
10.26    --    Lease, dated May 25, 1995, between Technology Applications and
               Service Company and Sports Arena Village, Ltd., L.P.
               [Registration Statement No. 33-64641, Amendment No. 1, Exhibit
               10.81]
10.27    --    Lease, dated August, 1995, by and between OMI Acquisition Corp.
               and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties
               [Registration Statement No. 33-64641, Amendment No. 1,
               Exhibit 10.84]
10.28    --    Lease, dated August, 1995, by and between OMI Acquisition Corp.
               and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties
               [Registration Statement No. 33-64641, Amendment No. 1,
               Exhibit 10.85]
10.29    --    Lease, dated August, 1995, by and between OMI Acquisition Corp.
               and Fred E. Sutton and Harold S. Sutton d/b/a Sutton Properties
               [Registration Statement No. 33-64641, Amendment No. 1,
               Exhibit 10.86]
10.30    --    Memorandum of Lease, dated August, 1995, by and between OMI
               Acquisition Corp. and Fred E. Sutton and Harold S. Sutton d/b/a
               Sutton Properties [Registration Statement No. 33-64641,
               Amendment No. 1, Exhibit 10.87]
10.31    --    Joint Venture Agreement, dated as of February 6, 1996, by and among DRS/MS, Inc., Universal Sonics Corporation, Ron Hadani,
               Howard Fidel and Thomas S. Soulos [Registration Statement No.
               33-64641, Amendment No. 1, Exhibit 10.91]
10.32    --    Partnership Agreement, dated as of February 6, 1996, by and between DRS/MS, Inc. and Universal Sonics Corporation
               [Registration Statement No. 33-64641, Amendment No. 1, Exhibit
               10.92]
10.33    --    Asset Purchase Agreement, dated as of February 9, 1996, by and among Mag-Head Engineering, Company, Inc. and Ahead Technology
               Acquisition Corporation, a subsidiary of Precision Echo, Inc.
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 10.93]
10.34    --    Employment, Non-Competition and Termination Agreement, dated
               March 28, 1996, between the Company and Leonard Newman
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 10.94]
10.35    --    Asset Purchase Agreement, dated June 17, 1996, by and among
               Vikron, Inc., Northland Aluminum, Inc., Ahead Wisconsin
               Acquisition Corporation, a third-tier subsidiary of the Company, and Ahead Technology, Inc., a second-tier subsidiary of the
               Company [Form 10-K, fiscal year ended March 31, 1997, File No. 1-
               8533, Exhibit 10.99]
10.36    --    Agreement and Plan of Merger, dated September 30, 1996, by and among PTI Acquisition Corp., a subsidiary of the Company, Pacific
               Technologies, Inc., David A. Leedom, Karen A. Mason, Robert T.
               Miller, Carl S. Ito and Barry S. Kindig [Form 10-K, fiscal year ended March 31, 1997, File No. 1-8533, Exhibit 10.101]
10.37    --    Asset Purchase Agreement, dated October 22, 1996, by and among
               Ahead Technology, Inc., a second-tier subsidiary of the Company,
               Nortronics Acquisition Corporation, a third-tier subsidiary of the Company, Nortronics Company, Inc., Alan Kronfeld, Thomas
               Philipich and Robert Liston [Form 10-K, fiscal year ended March
               31, 1997, File No. 1- 8533, Exhibit 10.102]
10.38    --    Purchase Agreement, dated as of September 19, 1997, between
               DRS Technologies, Inc. and Spar Aerospace Limited. [Form 8-K,
               October 27, 1997, File No. 1-8533, Exhibit 1]
10.39    --    Asset Purchase Agreement, dated July 28, 1998, by and among the Company, Raytheon TI Systems, Inc., Raytheon Company and
               Raytheon Systems Georgia, Inc. [Form 8-K, November 4, 1998, File
               No. 1-8533, Exhibit 1]

EXHIBIT NO.    DESCRIPTION

10.40    --    Letter Amendment by and among the Company, Raytheon TI Systems,
               Inc., Raytheon Company and Raytheon Systems Georgia, Inc., dated
               October 20, 1998, amending the Asset Purchase Agreement. [Form
               8-K, November 4, 1998, File No. 1-8533, Exhibit 2]
10.41    --    Amended and Restated Revolving Credit Loan and Term Loan
               Agreement, dated October 20, 1998, by and among the Company, DRS
               Technologies Canada Company, DRS Technologies Canada, Inc., DRS
               EO, Inc., DRS FPA, L.P. and Mellon Bank, N.A. [Form 8-K, November
               4, 1998, File No. 1-8533, Exhibit 3]
10.42    --    Agreement and Plan of Merger dated August 26, 1998, as amended, among DRS Technologies, Inc., DRS Merger Sub, Inc. and NAI
               Technologies, Inc. [Registration Statement No. 333-69751, Post
               Effective Amendment No. 1, Exhibit 2.1]).
10.43    --    Amendment to Agreement and Plan of Merger, dated February 17,
               1999, among DRS Technologies, Inc., DRS Merger Sub, Inc. and NAI
               Technologies, Inc. [Form 8-K, March 5, 1999, File No. 1-8533,
               Exhibit 2]
10.44   --     1991 Stock Option Plan of NAI Technologies, Inc. [Registration
                Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.4]
10.45    --    1993 Stock Option Plan for Directors of NAI Technologies, Inc.
               [Registration Statement No. 333-69751, Post Effective Amendment
               No. 1 on Form S-8, Exhibit 4.5]
10.46   --     1996 Stock Option Plan of NAI Technologies, Inc. [Registration
               Statement No. 333-69751, Post Effective Amendment No. 1 on Form
               S-8, Exhibit 4.6]
10.47*  --     Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman
10.48*  --     Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn
10.49*  --     Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider
10.50[P]--     Subcontract No. 483901(D), dated June 24, 1994, under Contract
               No. N00024-94-D-5204, between the Company and Unisys Corporation
               Government Systems Group [Form 10-K, fiscal year ended March 31,
               1995, 1995, File No. 1-8533, Exhibit 10.37]
10.51[P]--     Purchase Order No. 10606321 1, dated October 28, 1998, between the Company and Raytheon TI Systems, Inc.
10.52[P]--     Contract DAAH01-97-C-0390, dated September 24, 1997, between
               Hughes Georgia, Inc. and the U.S. Army
10.53[P]--     Modification P00001, dated January 16, 1998, to Contract
               DAAH01-97-C-0390
10.54[P]--     Modification P00008, dated October 30, 1998, to Contract
               DAAH01-97-C-0390
10.55[P]--     Contract DAAB07-97-C-J430, dated April 1, 1997, between Hughes
               Aircraft Co. and the U.S. Army
10.56[P]--     Modification P00037, dated March 31, 1999, to Contract
               DAAB07-97-C-J430
*13     --     Portions of the 1999 Annual Report to Stockholders of the Company
*21     --     List of subsidiaries of the Company as of March 31, 1999
*23.1   --     Consent of KPMG LLP
*27     --     Financial Data Schedule