Form 10-Q
period 1999-06-30
DRS TECHNOLOGIES INC
filed 1999-08-13
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                                   ----------

                          COMMISSION FILE NUMBER 1-8533


                             DRS TECHNOLOGIES, INC.

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

                                   ----------


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

    AS OF AUGUST 9, 1999, 9,716,833 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING (EXCLUSIVE OF 440,939 SHARES HELD IN TREASURY).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets -- June 30, 1999 and
            March 31, 1999................................................  1

            Condensed Consolidated Statements of Operations -- Three
            Months Ended June 30, 1999 and 1998...........................  2

            Condensed Consolidated Statements of Cash Flows -- Three
            Months Ended June 30, 1999 and 1998...........................  3

            Notes to Condensed Consolidated Financial Statements.......... 4-5

    ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 6-10

    ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....  11


PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings.............................................  12

    ITEM 6. Exhibits and Reports on Form 8-K..............................  12

SIGNATURES ...............................................................  13

                                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                                  June 30, 1999   March 31, 1999
                                                                  -------------   --------------
                                ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  7,971,000    $ 10,154,000
  Accounts receivable, net .....................................     68,865,000      76,135,000
  Inventories, net of progress payments ........................     74,230,000      72,907,000
  Prepaid expenses and other current assets ....................      3,883,000       4,316,000
                                                                   ------------    ------------
        Total current assets ...................................    154,949,000     163,512,000
                                                                   ------------    ------------
Property, plant and equipment, less accumulated depreciation and amortization of $41,237,000 and $38,730,000 at June 30, 1999
  and March 31, 1999, respectively .............................     32,944,000      34,163,000
                                                                   ------------    ------------
Goodwill and related intangible assets, less accumulated
  amortization of $10,823,000 and $9,163,000 at
  June 30, 1999 and March 31, 1999, respectively ...............    121,749,000     122,335,000
                                                                   ------------    ------------
Deferred income taxes and other noncurrent assets ..............      9,895,000      10,334,000
                                                                   ------------    ------------
                                                                   $319,537,000    $330,344,000
                                                                   ------------    ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .......................   $  5,099,000    $  5,844,000
  Short-term bank debt .........................................     20,142,000       9,169,000
  Accounts payable .............................................     40,186,000      42,470,000
  Accrued expenses and other current liabilities ...............     26,148,000      33,344,000
  Customer advances ............................................      7,429,000      15,973,000
  Unearned income and accrual for future costs
  related to acquired contracts ................................     39,465,000      43,221,000
                                                                   ------------    ------------
        Total current liabilities ..............................    138,469,000     150,021,000
Long-term debt, excluding current installments .................    101,137,000     102,091,000
Other noncurrent liabilities ...................................      5,310,000       4,790,000
                                                                   ------------    ------------
        Total liabilities ......................................    244,916,000     256,902,000

Stockholders' equity:

Preferred Stock, no par value. Authorized 2,000,000 shares;
  no shares issued at June 30, 1999 and March 31, 1999 .........   $       --      $       --
Common Stock, $.01 par value per share
  Authorized 20,000,000 shares; issued 9,716,833
  and 9,615,933 shares at June 30, 1999 and
  March 31, 1999, respectively .................................         97,000          96,000
Additional paid-in capital .....................................     48,466,000      48,038,000
Retained earnings ..............................................     28,705,000      27,737,000
Accumulated other comprehensive earnings (losses) ..............         21,000        (139,000)
Treasury stock, at cost:
  440,939 and 385,164 shares of Common Stock at
  June 30, 1999 and March 31, 1999 .............................     (1,988,000)     (1,493,000)
Unamortized restricted stock compensation ......................       (680,000)       (797,000)
                                                                   ------------    ------------
  Net stockholders' equity .....................................     74,621,000      73,442,000
                                                                   ------------    ------------
Commitments and contingencies ..................................           --              --
                                                                   $319,537,000    $330,344,000
                                                                   ============    ============


              See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                 -------------------------------
                                                       1999              1998
                                                 ------------      ------------
Revenues ...................................     $ 88,175,000      $ 45,988,000
Costs and expenses .........................       83,235,000        43,922,000
                                                 ------------      ------------
         Operating income ..................        4,940,000         2,066,000
Interest and other income, net .............          100,000           221,000
Interest and related expenses ..............       (3,147,000)       (1,571,000)
Minority interests .........................         (279,000)         (201,000)
                                                 ------------      ------------
         Earnings before income taxes ......        1,614,000           515,000
Income taxes ...............................          646,000           191,000
                                                 ------------      ------------
         Net earnings ......................     $    968,000      $    324,000
                                                 ============      ============


Earnings per share of common stock:
         Basic .............................     $       0.10      $       0.05
         Diluted ...........................     $       0.10      $       0.05


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                              Three Months Ended June 30,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Cash flows from operating activities
    Net earnings .........................................   $    968,000    $    324,000
Adjustments to reconcile net earnings to cash flows
  from operating activities:
    Depreciation and amortization ........................      4,560,000       2,193,000
    Other, net ...........................................       (134,000)        214,000

Changes in assets and liabilities, net of effects
  from business combinations:
    Decrease in accounts receivable ......................      7,370,000       8,878,000
    Increase in inventories ..............................     (1,949,000)     (1,579,000)
    Decrease (increase) in prepaid expenses and
      other current assets ...............................        610,000        (470,000)
    Decrease in current and other liabilities ............     (9,628,000)    (12,728,000)
    (Decrease) increase in customer advances .............     (8,557,000)         80,000
    Decrease in unearned income and accrual for
      future costs related to acquired contracts .........     (3,756,000)           --
      Other, net .........................................        525,000        (330,000)
                                                             ------------    ------------
    Net cash used in operating activities ................     (9,991,000)     (3,418,000)
                                                             ------------    ------------
Cash flows from investing activities
    Capital expenditures .................................     (1,308,000)     (1,029,000)
    Other, net ...........................................           --          (211,000)
                                                             ------------    ------------
    Net cash used in investing activities ................     (1,308,000)     (1,240,000)
                                                             ------------    ------------
Cash flows from financing activities
    Net borrowings of short-term debt ....................     10,973,000       3,353,000
    Payments on long-term debt ...........................     (1,239,000)       (464,000)
    Retirement of 12% Convertible Subordinated
      Promissory Notes ...................................       (690,000)           --
    Other, net ...........................................          8,000          54,000
                                                             ------------    ------------
    Net cash provided by financing activities ............      9,052,000       2,943,000
                                                             ------------    ------------
Effect of exchange rates on cash and cash equivalents ....         64,000        (138,000)
                                                             ------------    ------------
Net decrease in cash and cash equivalents ................     (2,183,000)     (1,853,000)
Cash and cash equivalents, beginning of period ...........     10,154,000       9,673,000
                                                             ------------    ------------
Cash and cash equivalents, end of period .................   $  7,971,000    $  7,820,000
                                                             ============    ============


          See accompanying Notes to Condensed Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 1999, and the results of operations and cash flows for the three-month periods ended June 30, 1999 and 1998. All significant intercompany balances and transactions have been eliminated. Certain items in the March 31, 1999 and June 30, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 2000 presentation. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

     Inventories are summarized as follows:

                                                  June 30, 1999   March 31, 1999
                                                  --------------  --------------
     Work-in-process ...........................   $ 96,754,000    $ 95,392,000
     Raw material and finished goods ...........     15,234,000      14,309,000
                                                   ------------    ------------
                                                    111,988,000     109,701,000
                                                   ------------    ------------
     Less progress payments ....................    (37,758,000)    (36,794,000)
                                                   ------------    ------------
     Total .....................................   $ 74,230,000    $ 72,907,000
                                                   ============    ============

     General and administrative costs included in work-in-process were approximately $10.4 million and $13.0 million at June 30, 1999 and March 31, 1999, respectively. General and administrative expenses included in costs and expenses amounted to approximately $17.2 million and $9.6 million for the three months ended June 30, 1999 and 1998, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $1.4 million and $.8 million for the fiscal quarters ended June 30, 1999 and 1998, respectively.

3. EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):


                                                                Three Months
                                                               Ended June 30,
                                                             -----------------
                                                              1999       1998
                                                             ------     ------
                                                           (in thousands, except
                                                              per share data)
     Basic EPS Computation
       Net earnings ..................................       $  968     $  324
                                                             ------     ------
       Weighted average common shares outstanding ....        9,245      6,197
                                                             ------     ------
       Basic earnings per share ......................       $ 0.10     $ 0.05
                                                             ======     ======
     Diluted EPS Computation
       Net earnings ..................................       $  968     $  324
                                                             ------     ------
       Weighted average common shares outstanding ....        9,245      6,197
       Stock options & other .........................          131        321
                                                             ------     ------
       Diluted common shares outstanding .............        9,376      6,518
                                                             ------     ------
       Diluted earnings per share ....................       $ 0.10     $ 0.05
                                                             ======     ======

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


     In the computation of diluted earnings per common share for the three-month period ended June 30, 1999, the assumed conversion of the Company's 9% Debentures was excluded because their inclusion would have been antidilutive. For the three-month period ended June 30, 1998 the assumed conversion of the Company's 9% and 8 1/2% Debentures was excluded because their inclusion would have been antidilutive. The 8 1/2% Debentures were redeemed at maturity on August 1, 1998.

4. COMPREHENSIVE EARNINGS

                                                         Three Months Ended
                                                              June 30,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
     Comprehensive earnings
       Net earnings ...............................   $  968,000   $  324,000
       Other comprehensive earnings:
         Foreign currency translation adjustment ..      160,000     (191,000)
                                                      ----------   ----------
       Comprehensive earnings .....................   $1,128,000   $  133,000
                                                      ==========   ==========

5. OPERATING SEGMENTS

     DRS is organized into operating segments on the basis of products and services offered: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG); the Flight Safety and Communications Group (FSCG); the Data Systems Group (DSG) and Corporate operations. Each operating unit is comprised of separate and distinct businesses. Information about the Company's operations in these segments for the fiscal quarters ended June 30, 1999 and 1998 is as follows:

                                             ESG        EOSG       FSCG        DSG     Corporate     Total
                                           -------    --------    -------    -------   ---------   --------
                                                                     (in thousands)
     Quarter Ended June 30, 1999
       Revenues ........................    $43,551    $ 31,299    $ 8,914    $ 4,411    $   --     $ 88,175
       Operating income (loss) .........    $ 3,187    $  1,608    $ 1,013    $  (747)   $  (121)   $  4,940
       Identifiable assets .............    $79,562    $161,955    $49,294    $13,610    $14,960    $319,381
       Depreciation and amortization ...    $   805    $  2,245    $   662    $   685    $   163    $  4,560
       Capital expenditures ............    $   369    $    398    $   248    $    83    $   210    $  1,308

     Quarter Ended June 30, 1998
       Revenues ........................    $23,938    $  5,919    $10,834    $ 5,297    $   --     $ 45,988
       Operating income (loss) .........    $ 1,751    $   (202)   $   594    $    71    $  (148)   $  2,066
       Identifiable assets .............    $27,561    $ 41,756    $55,151    $16,471    $11,853    $152,792
       Depreciation and amortization ...    $   257    $    602    $   631    $   546    $   157    $  2,193
       Capital expenditures ............    $   400    $    224    $    62    $   126    $   217    $  1,029

6. SUBSEQUENT EVENT

     In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd. (EDSL), for approximately $8.0 million in cash and certain future consideration, not to exceed $10.2 million. EDSL is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition will be accounted for using the purchase method of accounting.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of June 30, 1999 and for the three-month periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the audited consolidated financial statements and related notes.

The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, the Company's actual results could differ materially from those suggested by such forward-looking statements.

ACQUISITIONS AND RELATED ACTIVITIES

In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd. (EDSL), for approximately $8.0 million in cash and certain future consideration, not to exceed $10.2 million. EDSL is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition will be accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

The Company's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context. This table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage dollar increase or decrease of those items as compared to the prior period:

                                            Percent of Revenues
                                           ---------------------
                                             Three Months Ended      Percent
                                                  June 30,           Changes
                                           ---------------------   -------------
                                             1999         1998     1999 vs. 1998
                                           -------      --------   -------------
Revenues .............................     100.0 %      100.0 %       91.7%
Costs and expenses ...................      94.4         95.5         89.5%
                                           -----        -----
 Operating income ....................       5.6          4.5        139.1%
Interest and other income, net .......       0.1          0.5        (54.8%)
Interest and related expenses ........      (3.6)        (3.4)       100.3%
Minority interest ....................      (0.3)        (0.4)        38.8%
                                           -----        -----
 Earnings before income taxes ........       1.8          1.2        213.4%
Income taxes .........................       0.7          0.4        238.2%
                                           -----        -----
     Net earnings ....................       1.1 %        0.8 %      198.8%
                                           =====        =====

Consolidated revenues and operating income for the three-month period ended June 30, 1999 increased $42.2 million and $2.9 million respectively as compared with three-month period ended June 30, 1998. These increases are primarily attributable to the inclusion of the operations of the Company's fiscal 1999

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

third and fourth quarter acquisitions, which are not included in the consolidated results for the three-month period ended June 30, 1998. See discussion of operating segments below for additional information.

Interest and related expenses were approximately $3.1 million and $1.6 million for the three-month periods ended June 30, 1999 and 1998, respectively. This increase was primarily attributable to debt associated with the Company's October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business) and higher average working capital borrowings in the first quarter of fiscal 2000, as compared with the first quarter of fiscal 1999.

The provision for income taxes for the first quarter of fiscal 2000 reflects an annual estimated effective income tax rate of 40%, versus 37% for fiscal 1999. The effective rate for fiscal 2000 assumes improvement in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions. The domestic effective rate has also increased, due to the effect of non-deductible goodwill associated with the acquisition of NAI Technologies, Inc. (NAI) in February 1999.

OPERATING SEGMENTS

DRS is organized into four principal operating segments, the first three of which compete in the defense electronics industry: the Electronic Systems Group
(ESG); the Electro-Optical Systems Group (EOSG); the Flight Safety and Communications Group (FSCG); and the Data Systems Group (DSG). Each group is comprised of separate and distinct businesses.

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:


(in thousands, except for percentages)                  Quarters Ended June 30,           Percent Changes
                                                   -----------------------------------------------------------
ESG                                                      1999              1998            1999 vs. 1998
                                                   -----------------  ----------------  ---------------------
Revenues ......................................        $ 43,551          $ 23,938              81.9%
Operating income ..............................        $  3,187          $  1,751              82.0%
Operating margin ..............................            7.3%              7.3%               0.0%

                                                        Quarters Ended June 30,           Percent Changes
                                                   -----------------------------------------------------------
EOSG                                                     1999              1998            1999 vs. 1998
                                                   -----------------  ----------------  ---------------------
Revenues ......................................       $ 31,299           $ 5,919              428.8%
Operating income (loss) .......................       $  1,608           $  (202)             896.0%
Operating margin ..............................           5.1%             (3.4%)             250.5%

                                                        Quarters Ended June 30,           Percent Changes
                                                   -----------------------------------------------------------
FSCG                                                     1999              1998            1999 vs. 1998
                                                   -----------------  ----------------  ---------------------
Revenues ......................................        $ 8,914          $ 10,834              (17.7%)
Operating income ..............................        $ 1,013          $    594               70.5%
Operating margin ..............................           11.4%              5.5%             107.3%

                                                        Quarters Ended June 30,           Percent Changes
                                                   -----------------------------------------------------------
DSG                                                     1999              1998            1999 vs. 1998
                                                   -----------------  ----------------  ---------------------
Revenues ......................................        $ 4,411           $ 5,297              (16.7%)
Operating income (loss) .......................        $  (747)          $    71            (1152.1%)
Operating margin ..............................          (16.9%)             1.3%           (1363.4%)


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ESG: ESG's increase in revenue and operating income for the three-month period ended June 30, 1999, as compared with the prior corresponding period, was due primarily to the inclusion of the operating results of the Company's fiscal 1999 fourth quarter acquisition of NAI. The NAI acquisition contributed approximately $14.6 million in additional revenues, and $1.0 million of operating income to the ESG operating segment in the first quarter of fiscal 2000. The overall increase was also attributable to continued growth of the Company's military display workstation programs.

EOSG: The increase in revenues and operating income for the three-month period ended June 30, 1999, as compared with the prior corresponding period, was primarily attributable to the October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business). This acquisition contributed approximately $24.1 million in additional revenues, and $2.0 million of operating income to the EOSG operating segment in the first quarter of fiscal 2000. EOSG's operating income for the three-month period ended June 30, 1999 includes a charge of $450,000 for anticipated costs to be incurred in connection with certain product warranty issues.

FSCG: FSCG's revenues decreased by approximately $1.9 million, as compared with prior year results, while operating income improved by 70.5% to $1.0 million. The decline in revenues was primarily the result of lower volume for contract manufacturing services, especially for commercial aerospace applications, and a decline in shipments of mission data recording systems. The Group currently is developing new mission data recording systems under contract with the U.S. Navy and anticipates an award for initial production units in the second half of fiscal 2000. The margin impact of revenues was mitigated by a change in revenue mix in favor of higher margin products and services, including other contract manufacturing services and deployable flight incident recorders.

DSG: The decrease in revenues at DSG resulted from the continuing effects of the sluggish global computer disk drive marketplace and competitive pricing pressure on certain other magnetic tape head products. Orders for the Group's disk drive products continue to decline as a result of these market conditions. The decrease in DSG's operating income and operating margin was the result of lower revenues and margins attributable to pricing pressure and less favorable absorption of fixed operating expenses. The adverse impact of these market conditions have been partially offset by the effect of previously implemented cost reduction initiatives. DSG is currently in the process of assessing additional cost reduction measures to ensure that costs are reduced to a level commensurate with expected revenues.

FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow statement data for the Company for the three-month periods ended June 30, 1999 and 1998:

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1999             1998
                                                   -----------      ------------
Net cash used in operating activities ........     $(9,991,000)     $(3,418,000)
Net cash used in investing activities ........     $(1,308,000)     $(1,240,000)
Net cash provided by financing activities ....     $ 9,052,000      $ 2,943,000

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

The $6.6 million increase in net cash used in operating activities in the first quarter of fiscal 2000, as compared with the first quarter of fiscal 1999, is primarily due to the liquidation of net advance payments (against associated progress billings) relating to the Q-70 program.

Net cash used in investing activities in the three month period ended June 30, 1999 consisted solely of capital expenditures. The Company expects that its capital expenditures for fiscal 2000 will be approximately $8.0 million.

The $6.1 million increase in net cash provided by financing activities is due to increased borrowings under the Company's $70 million (subject to a borrowing base calculation) revolving line of credit with Mellon Bank, N.A, as agent, maturing on October 20, 2003 (Line of Credit). The increased borrowings under the Line of Credit were primarily due to increased working capital requirements. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of June 30, 1999, the Company had approximately $26.9 million available under the Line of Credit, after satisfaction of its borrowing base requirement. The increase in borrowings was partially offset by the Company's payments on long-term debt of $1.2 million and the $0.7 million liquidation of the remaining balance of the Company's 12% Convertible Subordinated Promissory Notes assumed in connection with the NAI Acquisition.

The Company currently is reviewing its present working capital position and available bank financing to ensure that the amounts available are sufficient to support its operational needs and near-term business objectives.

BACKLOG

Backlog at June 30, 1999 was approximately $353.4 million, as compared with $365.8 million at March 31, 1999. The Company booked approximately $76.0 million in new orders in the first quarter of fiscal 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. On July 7, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which officially delays the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

YEAR 2000

DRS has initiated a Year 2000 readiness plan focused on identification and remediation of information processes which may not function correctly at the beginning of the Year 2000. The plan, developed as a company-wide effort and directed by a corporate Y2K committee, monitors the DRS operating groups' performance as the groups proceed through the phases of awareness, assessment and remediation.

Each DRS operating group has appointed its own Year 2000 project staff, responsible for implementation of the plan and for reporting progress and costs to the corporate Y2K committee. This committee, in turn, reports the
corporation's  overall  Year  2000  status  to  the  Board  of  Directors.   The
Corporation's overall status is, therefore, a composite of the compliance efforts of the DRS operating groups. On an aggregate basis, DRS estimates that the costs of its Year 2000 readiness will total approximately $1.3 million, of which approximately $.9 million has been spent to date. Although the various operating groups are currently at varying phases of the readiness process, the company expects that information systems will be protected from material failure by mid fiscal 2000 and that company products will have achieved such readiness by November of this year.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Within each DRS operating group, the Year 2000 effort is directed towards: (1) IT Systems (which examines operating systems and business application software);
(2) External Agents (which examines third-party suppliers and customers); and
(3) Product Issues (which examines Year 2000 issues inherent in products sold by DRS).

The IT Systems section evaluates hardware and systems software. DRS substantially has completed its evaluation of its main internal operating systems and business application software. As a result of this evaluation, DRS has begun the process of implementing the necessary changes in its internal systems to achieve Year 2000 compliance in this area. Based on the current schedule, the Company's IT Systems are expected to be Year 2000 compliant by October 1999.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Year 2000 compliance issues at critical suppliers create risk for DRS since their inability to operate effectively could impact our business. Possible problems for DRS could include isolated performance problems with manufacturing or administrative systems, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, lower cash receipts and product liability. DRS does not have control over these third parties and, as a result, cannot currently estimate to what extent the future operating results of DRS may be affected adversely by the failure of these third parties to address successfully their Year 2000 issues. Failure by critical suppliers and customers (in particular, the U.S. Government, on which DRS is materially dependent), however, to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the Company's operations. Evaluations of critical third parties have been initiated and should be completed by mid-1999. These evaluations will be followed by corrective actions and the development of contingency plans, if considered necessary.

The Product Issues section includes the process of identifying any products sold by DRS which may not be Year 2000 compliant, determining a corrective course of action and disseminating information with respect thereto to customers. Although many of DRS's products that have integrated software are Year 2000 compliant, there can be no assurances that all of DRS's products are currently Year 2000 compliant. DRS's costs to achieve Year 2000 compliance will include the costs and expenses of fulfilling warranty obligations on non-compliant products. Detailed evaluations of certain products have been initiated, and completion of this phase of the Company's Year 2000 project should be completed by the fall of 1999. These evaluations will be followed by corrective actions and the development of contingency plans, if considered necessary.

At a projected $1.3 million, total costs associated with required IT Systems modifications to become Year 2000 compliant are not expected to have a material effect on the consolidated results of operations, cash flows or financial position of DRS. To the extent recoverable under the terms of contracts with its customers, DRS's compliance costs will be included in establishing prices for the Company's products and services, and therefore will be reflected in the Company's revenues and costs and expenses. Uncertainties exist, however, as to DRS's ability to detect in a timely manner all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Consequently, there can be no assurances as to the amount of total cost associated with implementing DRS's Year 2000 Project and, as a result, the effect of such cost on the consolidated result of operations, cash flows or financial position of DRS.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect DRS's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, DRS is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on DRS's results of operations, liquidity or financial condition. DRS implemented its Year 2000 Project with the intention of significantly reducing DRS's level of risk regarding the Year

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

2000 problem. DRS expects that if its Year 2000 Project is completed as scheduled, the risk of significant interruptions of normal operations should be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $150 million secured credit facility with Mellon Bank, N.A are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In April 1998 and 1999, the Company entered into three interest rate collar agreements to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of June 30, 1999 follows:

                                                                                                             Weighted
                                                                                                              Average
                                                           Notional      Variable      Ceiling     Floor     Interest
                 Effective Date     Termination Date        Amount       Rate Base      Rate        Rate       Rate
                 --------------     ----------------     -----------     ---------     -------     ------    --------
Collar No. 1     April 8, 1998      January 8, 2001      $ 6,200,000      CAD-BA*       6.35%       4.84%      4.79%
Collar No. 2     April 26, 1999     January 26, 2002     $20,000,000      LIBOR**       5.75%       4.80%      5.04%
Collar No. 3     April 26, 1999     January 26, 2000     $20,000,000      LIBOR**       5.75%       4.77%      5.04%

----------
 * --Canadian Bankers Acceptance Rate
** --London Interbank Offered Rate


FOREIGN CURRENCY EXCHANGE RISK

DRS operates and conducts business in foreign countries and as a result is exposed to movements in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. Dollar for U.S. reporting purposes. The Company's exposure to foreign currency exchange risk related to its foreign operations is not material to the Company's results of operations, cash flows or financial position. The Company, at present, does not hedge this risk, but continues to evaluate such foreign currency translation risk exposure.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     We are party to various legal actions and claims in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims and we believe that their ultimate disposition will not have a material adverse affect on our consolidated financial position or results of operations.

     In the first quarter of fiscal 1999, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. To date, no claim has been made or threatened against the Company or DRS Photronics. DRS Photronics is currently unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. At this time, the Company is unable to quantify the effect of the delayed shipments on its future operations or financial position, or to predict when such shipments ultimately will be made, although the delays are expected to impact the Company's fiscal year 2000 first half results.

     We are presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              27. Financial Data Schedule

        (b) Reports on Form 8-K

              None

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DRS TECHNOLOGIES, INC.
                                                       Registrant


Date: August 13, 1999                  /s/ RICHARD A. SCHNEIDER
                                       -----------------------------------------
                                           Richard A. Schneider
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer