Form 10-Q
period 1999-09-30
DRS TECHNOLOGIES INC
filed 1999-11-12
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                                 ---------------

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

                                 ---------------


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES   [X]      NO   [_]

   AS OF NOVEMBER 12, 1999, 9,716,833 SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING (EXCLUSIVE OF 440,939 SHARES HELD IN TREASURY).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                          PAGE NO.

     ITEM 1. Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 1999 and
           March 31, 1999.................................................   1

           Condensed Consolidated Statements of Earnings - Three and
           Six Months Ended September 30, 1999 and 1998...................   2

           Condensed Consolidated Statements of Cash Flows - Six Months
           Ended September 30, 1999 and 1998..............................   3

           Notes to Condensed Consolidated Financial Statements...........  4-6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  7-12

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...   12

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................   13

     ITEM 4. Submission of Matters to a  Vote of Security Holders ........   13

     ITEM 6. Exhibits and Reports on Form 8-K.............................   13

SIGNATURES ...............................................................   14

                           PART FINANCIAL INFORMATION

Item 1. Financial Statements


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                            September 30, 1999   March 31, 1999
                                                            ------------------   --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................        $  6,832,000      $ 10,154,000
  Accounts receivable, net .............................          75,254,000        76,135,000
  Inventories, net of progress payments ................          73,906,000        72,907,000
  Prepaid expenses and other current assets ............           4,663,000         4,316,000
                                                                ------------      ------------
            Total current assets .......................         160,655,000       163,512,000
                                                                ------------      ------------
Property, plant and equipment, less
  accumulated depreciation and amortization
  of $43,643,000 and $38,730,000 at
  September 30, 1999 and March 31, 1999,
  respectively .........................................          32,135,000        34,163,000
                                                                ------------      ------------
Goodwill and related intangible assets, less accumulated
   amortization of $12,495,000 and $9,163,000 at
   September 30, 1999 and March 31, 1999, respectively .         129,457,000       122,335,000
                                                                ------------      ------------
Deferred income taxes and other noncurrent assets ......           8,662,000        10,334,000
                                                                ------------      ------------
                                                                $330,909,000      $330,344,000
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt ..................    $  5,314,000      $  5,844,000
   Short-term bank debt ....................................      25,513,000         9,169,000
   Accounts payable ........................................      40,974,000        42,470,000
   Accrued expenses and other current liabilities ..........      27,662,000        33,344,000
   Customer advances .......................................       8,182,000        15,973,000
   Unearned income and accrual for future costs
     related to acquired contracts .........................      35,081,000        43,221,000
                                                                ------------      ------------
            Total current liabilities ......................     142,726,000       150,021,000

Long-term debt, excluding current installments .............     105,723,000       102,091,000
Other noncurrent liabilities ...............................       5,721,000         4,790,000
                                                                ------------      ------------
            Total liabilities ..............................     254,170,000       256,902,000

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
   no shares issued at September 30, 1999 and March 31, 1999    $       --        $       --
Common Stock, $.01 par value per share
   Authorized 20,000,000 shares; issued 9,716,833
   and 9,615,933 shares at September 30, 1999 and
   March 31, 1999, respectively ............................          97,000            96,000
Additional paid-in capital .................................      48,484,000        48,038,000
Retained earnings ..........................................      29,765,000        27,737,000
Accumulated other comprehensive earnings (losses) ..........         980,000          (139,000)
Treasury stock, at cost:
   440,939 and 385,164 shares of Common Stock at
   September 30, 1999 and March 31, 1999, respectively .....      (1,988,000)       (1,493,000)
Unamortized restricted stock compensation ..................        (599,000)         (797,000)
                                                                ------------      ------------
   Net stockholders' equity ................................      76,739,000        73,442,000
                                                                ------------      ------------
Commitments and contingencies ..............................            --                --

                                                                $330,909,000      $330,344,000
                                                                ============      ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                      Three Months Ended September 30,   Six Months Ended September 30,
                                      --------------------------------   ------------------------------
                                         1999               1998            1999             1998
                                      -------------    -------------    -------------    --------------
Revenues ..........................   $  90,933,000    $  46,126,000    $ 179,108,000    $  92,114,000

Costs and expenses ................      86,024,000       44,377,000      169,259,000       88,299,000
                                      -------------    -------------    -------------    -------------
      Operating income ............       4,909,000        1,749,000        9,849,000        3,815,000
Interest and other income, net ....         198,000          107,000          298,000          328,000
Interest and related expenses .....      (2,934,000)      (1,542,000)      (6,081,000)      (3,113,000)
Minority interests ................        (291,000)        (224,000)        (570,000)        (425,000)
                                      -------------    -------------    -------------    -------------
      Earnings before income taxes        1,882,000           90,000        3,496,000          605,000

Income taxes ......................         822,000           33,000        1,468,000          224,000
                                      -------------    -------------    -------------    -------------
      Net earnings ................   $   1,060,000    $      57,000    $   2,028,000    $     381,000
                                      =============    =============    =============    =============

Earnings per share of common stock:
      Basic .......................   $        0.11    $        0.01    $        0.22    $        0.06
      Diluted .....................   $        0.11    $        0.01    $        0.22    $        0.06



     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         Six Months Ended September 30,
                                                         ------------------------------
                                                              1999            1998
                                                         ------------    --------------
Cash flows from operating activities
   Net earnings ......................................   $  2,028,000    $    381,000

Adjustments to reconcile net earnings to
 cash flows from operating activities:
   Depreciation and amortization .....................      9,082,000       4,405,000
   Other, net ........................................         46,000         747,000

Changes in assets and liabilities, net of
  effects from business combinations:
   Decrease in accounts receivable ...................      3,163,000       2,973,000
   Decrease (increase) in inventories ................      1,529,000      (2,515,000)
   Decrease (increase) in prepaid expenses and
      other current assets ...........................      1,129,000        (380,000)
   Decrease in current and other liabilities .........    (11,429,000)     (9,147,000)
   (Decrease) increase in customer advances ..........     (8,064,000)      6,960,000
   Decrease in unearned income and accrual for
     future costs related to acquired contracts ......     (8,140,000)           --
   Other, net ........................................        658,000         376,000
                                                         ------------    ------------
   Net cash (used in) provided by operating activities     (9,998,000)      3,800,000
                                                         ------------    ------------
Cash flows from investing activities
   Capital expenditures ..............................     (2,258,000)     (2,301,000)
   Payments pursuant to business combinations,
     net of cash acquired ............................     (8,364,000)           --
   Other, net ........................................           --          (301,000)
                                                         ------------    ------------
   Net cash used in investing activities .............    (10,622,000)     (2,602,000)
                                                         ------------    ------------
Cash flows from financing activities
   Net borrowings of short-term debt .................     12,391,000       3,443,000
   Other long-term borrowings ........................      8,000,000       5,240,000
   Payments on long-term debt ........................     (2,477,000)     (1,140,000)
   Retirement of  convertible debt ...................       (690,000)     (4,992,000)
   Other, net ........................................          8,000         192,000
                                                         ------------    ------------
   Net cash provided by financing activities .........     17,232,000       2,743,000
                                                         ------------    ------------
Effect of exchange rates on cash and
  cash equivalents ...................................         66,000        (588,000)
                                                         ------------    ------------
Net (decrease) increase in cash and
  cash equivalents ...................................     (3,322,000)      3,353,000
Cash and cash equivalents, beginning of period .......     10,154,000       9,673,000
                                                         ------------    ------------
Cash and cash equivalents, end of period .............   $  6,832,000    $ 13,026,000
                                                         ============    ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 1999, and the results of operations and cash flows for the three- and six-month periods ended September 30, 1999 and 1998. All significant intercompany balances and transactions have been eliminated. Certain items in the March 31, 1999 and September 30, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 2000 presentation. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   BUSINESS COMBINATIONS

     In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd. (EDSL), for approximately $7.8 million in cash and potential future consideration, not to exceed a total of $10.2 million. EDSL is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $9.4 million and is being amortized on a straight-line basis over twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of EDSL were not significant to those of the Company as of the acquisition date.

3.   INVENTORIES

     Inventories are summarized as follows:

                                   September 30, 1999      March 31, 1999
                                  ------------------       --------------
     Work-in-process .........      $ 103,835,000          $  95,392,000
     Raw material and finished
       goods .................         14,313,000             14,309,000
                                    -------------          -------------
                                      118,148,000            109,701,000
     Less progress payments ..        (44,242,000)           (36,794,000)
                                    -------------          -------------

     Total ...................      $  73,906,000          $  72,907,000
                                    =============          =============

     General and administrative costs included in work-in-process were approximately $11.6 million and $13.0 million at September 30, 1999 and March 31, 1999, respectively. General and administrative expenses included in costs and expenses amounted to approximately $17.1 million and $8.8 million for the three-month periods ended September 30, 1999 and 1998, respectively, and approximately $32.8 and $17.3 for the six-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $2.4 million and $0.6 million for the fiscal quarters ended September 30, 1999 and 1998, respectively, and approximately $3.8 million and $1.4 million, respectively, for the six-month periods then ended.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

4.   EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):



                                               Three Months Ended         Six Months Ended
                                                  September 30,             September 30,
                                               ------------------       ---------------------
                                                1999        1998           1999        1998
                                               ------      -------       -------      -------
                                                 (in thousands, except per share data)
Basic EPS Computation
   Net earnings .............................   $1,060      $   57         $2,028      $  381
                                                ------      ------         ------      ------
   Weighted average common shares outstanding    9,276       6,252          9,260       6,224
                                                ------      ------         ------      ------
   Basic earnings per share .................   $ 0.11      $ 0.01         $ 0.22      $ 0.06
                                                ======      ======         ======      ======
Diluted EPS Computation
   Net earnings .............................   $1,060      $   57         $2,028      $  381
                                                ------      ------         ------      ------
   Weighted average common shares outstanding    9,276       6,252          9,260       6,224
   Stock options and other ..................      169         168            151         239
                                                ------      ------         ------      ------
   Diluted common shares outstanding ........    9,445       6,420          9,411       6,463
                                                ------      ------         ------      ------
   Diluted earnings per share ...............   $ 0.11      $ 0.01         $ 0.22      $ 0.06
                                                ======      ======         ======      ======


     In the computation of diluted earnings per common share for the three- and six-month periods ended September 30, 1999, the assumed conversion of the Company's 9% Debentures was excluded because their inclusion would have been antidilutive. For the three-and six-month periods ended September 30, 1998 the assumed conversions of the Company's 9% and 8 1/2% Debentures were excluded because their inclusion would have been antidilutive. The 8 1/2% Debentures were redeemed at maturity on August 1, 1998.

5.   COMPREHENSIVE EARNINGS


                                                Three Months Ended         Three Months Ended
                                                   September 30,              September 30,
                                             -------------------------  ------------------------
                                                 1999         1998         1999           1998
                                             ------------- -----------  -------------  ---------
Net earnings ..............................   $1,060,000     $ 57,000    $2,028,000    $ 381,000
Other comprehensive earnings (losses):
    Foreign currency translation adjustment      959,000      (35,000)    1,119,000     (156,000)
                                              ----------     --------    ----------    ---------
Comprehensive earnings ....................   $2,019,000     $ 22,000    $3,147,000    $ 225,000
                                              ==========     ========    ==========    =========


6.   OPERATING SEGMENTS

     DRS is organized into operating segments on the basis of products and services offered: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG); the Flight Safety and Communications Group (FSCG); the Data Systems Group (DSG) and Corporate operations. Each operating unit is comprised of separate and distinct businesses. Information about the Company's operations in these segments for the fiscal quarters ended September 30, 1999 and 1998 is as follows:


                                                           ESG        EOSG         FSCG         DSG       Corporate        Total
                                                        ---------   ---------    ---------   ---------    ---------    ---------
                                                                                   (in thousands)
Quarter Ended September 30, 1999
      Revenues .......................................  $  41,684   $  34,239    $  10,037   $   4,973    $    --      $  90,933
      Operating income (loss) ........................      2,872       1,837          778        (401)        (177)       4,909
      Identifiable assets ............................     96,807     155,309       48,499      13,438       16,856      330,909
      Depreciation and amortization ..................        902       2,107          666         627          220        4,522
      Capital expenditures ...........................        408         167           73         168          134          950

Quarter Ended September 30, 1998
      Revenues .......................................  $  24,792   $   6,518    $   9,459   $   5,357           $-    $  46,126
      Operating income (loss) ........................      1,938         (53)         704        (761)         (79)       1,749
      Identifiable assets ............................     35,748      43,237       53,378      15,225       15,542      163,130
      Depreciation and amortization ..................        281         520          680         546          185        2,212
      Capital expenditures ...........................        493         169          403         121           86        1,272


                                                           ESG        EOSG         FSCG         DSG       Corporate        Total
                                                        ---------   ---------    ---------   ---------    ---------    ---------
                                                                                   (in thousands)
Six Months Ended September 30, 1999
      Revenues .......................................  $  85,235   $  65,538    $  18,951   $   9,384    $    --      $ 179,108
      Operating income (loss) ........................      6,059       3,445        1,791      (1,148)        (298)       9,849
      Identifiable assets ............................     96,807     155,309       48,499      13,438       16,856      330,909
      Depreciation and amortization ..................      1,707       4,352        1,328       1,312          383        9,082
      Capital expenditures ...........................        777         565          321         251          344        2,258

Six Months Ended September 30, 1998
      Revenues .......................................  $  48,730   $  12,437    $  20,293   $  10,654    $    --      $  92,114
      Operating income (loss) ........................      3,689        (255)       1,298        (690)        (227)       3,815
      Identifiable assets ............................     35,748      43,237       53,378      15,225       15,542      163,130
      Depreciation and amortization ..................        538       1,122        1,311       1,092          342        4,405
      Capital expenditures ...........................        893         393          465         247          303        2,301


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of September 30, 1999 and for the three-and six-month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the audited consolidated financial statements and related notes and other financial information included in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

ACQUISITIONS AND RELATED ACTIVITIES

In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd. (EDSL), for approximately $7.8 million in cash and potential future consideration, not to exceed a total $10.2 million. EDSL is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $9.4 million and is being amortized on a straight-line basis over twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of EDSL were not significant to those of the Company as of the acquisition date.

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




                                                Percent of Revenues                            Percent of Revenues
                                               ----------------------                         ---------------------
                                                Three Months Ended            Percent           Six Months Ended          Percent
                                                    September 30,             Changes             September 30,           Changes
                                               ----------------------      ---------------     ---------------------    ------------
                                                  1999          1998        1999 vs. 1998       1999          1998     1999 vs. 1998
Revenues ....................................    100.0%        100.0%           97.1%          100.0%        100.0%         94.4%
Costs and expenses ..........................     94.6          96.2            93.8%           94.5           95.9         91.7%
                                                 -----         -----                           -----         ------
    Operating income ........................      5.4           3.8           180.7%            5.5            4.1        158.2%
Interest and other income, net ..............      0.2           0.2            85.0%            0.2            0.4         -9.1%
Interest and related expenses ...............     (3.2)         (3.3)           90.3%           (3.4)          (3.4)        95.3%
Minority interest ...........................     (0.3)         (0.5)           29.9%           (0.3)          (0.5)        34.1%
                                                 -----         -----                           -----         ------
    Earnings before income taxes ............      2.1           0.2          1991.1%            2.0            0.6        477.9%
Income taxes ................................      0.9           0.1          2390.9%            0.8            0.2        555.4%
                                                 -----         -----                           -----         ------
    Net earnings ............................      1.2%          0.1%         1759.6%            1.2%           0.4%       432.3%
                                                 =====         =====                           =====         ======


Consolidated revenues for the three-and six-month periods ended September 30, 1999 increased $44.8 million and $87.0 million respectively as compared with three-and six-month periods ended September 30, 1998.

Consolidated operating income for the three-and six-month periods ended September 30, 1999 increased $3.2 million and $6.0 million respectively as compared with the three-and six-month periods ended September 30, 1998. These increases are primarily attributable to the inclusion of the operations of the Company's fiscal 1999 third and fourth quarter acquisitions, which are not included in the consolidated results for the three-and six-month periods ended September 30, 1998. See discussion of operating segments below for additional information.

Interest and related expenses were approximately $2.9 million and $1.5 million for the three-month periods ended September 30, 1999 and 1998, respectively, and $6.1 million and $3.1 million for the six-month periods then ended. This increase was primarily attributable to debt associated with the Company's October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business) and the July 1999 acquisition of EDSL. Interest also has increased as a result of higher average working capital borrowings in the first half of fiscal 2000, as compared with the first half of fiscal 1999.

The provision for income taxes for the first half of fiscal 2000 reflects an annual estimated effective income tax rate of 42%, versus 37% for fiscal 1999. The effective rate for fiscal 2000 assumes continued growth in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions. The effective rate has also increased, due to the effect of non-deductible goodwill associated with the acquisition of NAI Technologies, Inc. (NAI) in February 1999 and EDSL in July 1999.

OPERATING SEGMENTS

DRS is organized into four principal operating segments, the first three of which compete in the defense industry: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG); the Flight Safety and Communications Group
(FSCG); and the Data Systems Group (DSG). Each group is comprised of separate and distinct businesses.

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:



                                 Three Months          Three Months Ended           Six Months             Six Months Ended
                              Ended September 30,        Percent Changes         Ended September 30,        Percent Changes
                          ----------------------------  -------------------  ----------------------------- -------------------
                              1999           1998           1999 vs. 1998         1999            1998        1999 vs. 1998
                          --------------  ------------  -------------------  --------------  ------------- -------------------
                                                      (in thousands, except for percentages)

ESG
Revenues                     $ 41,684      $ 24,792           68.1%               $ 85,235       $ 48,730           74.9%
Operating income             $  2,872      $  1,938           48.2%               $  6,059       $  3,689           64.2%
Operating margin                 6.9%          7.8%          (11.9%)                  7.1%           7.6%           (6.1%)

EOSG
Revenues                     $ 34,239       $ 6,518          425.3%               $ 65,538       $ 12,437          427.0%
Operating income (loss)      $  1,837         $ (53)        3566.0%               $  3,445       $   (255)        1451.0%
Operating margin                 5.4%         (0.8%)         759.8%                   5.3%          (2.1%)         356.4%

FSCG
Revenues                     $ 10,037       $ 9,459            6.1%               $ 18,951       $ 20,293           (6.6%)
Operating income                $ 778       $   704           10.5%               $  1,791       $  1,298           38.0%
Operating margin                 7.8%          7.4%            4.1%                   9.5%           6.4%           47.8%

DSG
Revenues                     $  4,973       $ 5,357           (7.2%)              $  9,384       $ 10,654          (11.9%)
Operating income (loss)      $   (401)      $  (761)          47.3%               $ (1,148)      $   (690)         (66.4%)
Operating margin                (8.1%)       (14.2%)          43.2%                 (12.2%)         (6.5%)         (88.9%)


ESG: ESG's increase in revenue and operating income for the three-and six-month periods ended September 30, 1999, as compared with the prior corresponding periods, was due primarily to the inclusion of the operating results of the Company's fiscal 1999 fourth quarter acquisition of NAI. The NAI acquisition contributed to the ESG operating segment approximately $12.6 million and $27.2 million in additional revenues for the three-and six-month periods ended September 30, 1999, respectively, and approximately $0.8 million and $1.8 million of operating income for the three-and six-month periods ended September 30, 1999, respectively. The overall increases in revenues and operating income were also attributable to continued growth of the Company's military display workstation programs, primarily the AN/UYQ-70 Advanced Display System (Q-70).

EOSG: The increase in revenues and operating income for the three-and six-month periods ended September 30, 1999, as compared with the prior corresponding periods, was primarily attributable to the October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business). This acquisition contributed to the EOSG operating segment approximately $29.0 million and $53.1 million in additional revenues for the three-and six-month periods ended September 30, 1999, respectively, and $2.5 million and $4.6 million of operating income for the three-and six month periods ended September 30, 1999, respectively. Exclusive of the contributions of the EOS Business, EOSG's operating income decreased by $0.6 million and $0.9 million for the three- and six month periods ended September 30, 1999, respectively. The decrease in operating income for the fiscal quarter ended September 30, 1999 was primarily attributable to continued delays in boresight shipments, reduced shipments of certain night vision products pending the exercise of a contractual option, and an increase in foreign general and administrative costs, which are treated as period costs. EOSG's operating income for the six-month period ended September 30, 1999 includes a charge of $0.5 million for anticipated costs to be incurred in connection with certain product warranty issues.

FSCG: For the six-months ended September 30, 1999 revenues decreased by approximately $1.3 million, as compared with prior year results for the same period, while operating income improved by 38% to $1.8 million. The decrease in revenues for the first half of Fiscal 2000 was due to lower volume for contract manufacturing services, especially for commercial aerospace applications, and a decline in shipments of mission data recording systems. The Group currently is developing new mission data recording systems under contract with the U.S. Navy and anticipates an award for initial production units in the second half of fiscal 2000. The margin impact of revenues was mitigated by a change in revenue mix in favor of higher margin products and services, including other contract manufacturing services and deployable flight incident recorders.

DSG: DSG's revenues for the three- and six-month periods ended September 30, 1999 decreased by $0.4 million and $1.3 million, respectively, as compared with prior corresponding periods. The decrease in revenues at DSG resulted from the continuing effects of the sluggish global computer disk drive marketplace and competitive pricing pressure on certain other magnetic tape head products. Orders for the Group's disk drive products continue to decline as a result of these market conditions. Operating losses for the fiscal quarter ended September 30, 1999 were approximately $0.4 million less than those posted in the comparable prior year period, whereas operating losses for the six-month period then ended increased by $0.5 million. The increase in DSG's year-to-date operating losses and the corresponding decline in operating margin were the result of lower revenues and margins attributable to pricing pressure and less favorable absorption of fixed operating expenses. The adverse impact of these market conditions have been partially offset this fiscal quarter by the effect of previously implemented cost reduction initiatives. Also, operating losses reported in the second quarter of fiscal 1998 included charges of approximately $0.6 million relating to the closing of the Dassel, Minnesota facility and establishing reserves for certain receivables and inventory, necessitated by the bankruptcy filing of a customer. DSG is continuing to identify and implement cost reduction measures to ensure that costs are reduced to a level commensurate with expected revenues.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Flow

The following table provides cash flow statement data for the Company for the six-month periods ended September 30, 1999 and 1998:


                                                            Six Months Ended September 30,
                                                          -----------------------------------
                                                               1999                1998
                                                          ----------------   ----------------
Net cash (used in) provided by  operating activities       $  (9,998,000)      $  3,800,000
Net cash used in investing activities                      $ (10,622,000)      $ (2,602,000)
Net cash provided by financing activities                  $  17,232,000       $  2,743,000


The $13.8 million change in net cash (used in) provided by operating activities in the first six months of fiscal 2000, as compared with the first six months of fiscal 1999, is primarily due to the liquidation of net advance payments (against associated progress billings) relating to the Q-70 program.

Net cash used in investing activities in the six-month period ended September 30, 1999 consisted of capital expenditures and the cost of fiscal 2000 acquisitions (primarily the cost of the EDSL acquisition). The Company expects that its capital expenditures for fiscal 2000 will be approximately $8.8 million.

The $14.5 million increase in net cash provided by financing activities is due to increased borrowings under the Company's $70 million (subject to a borrowing base calculation) revolving line of credit with Mellon Bank, N.A, as agent, maturing on October 20, 2003 (Line of Credit). The increased borrowings under the Line of Credit were primarily due to increased working capital requirements and the EDSL acquisition. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of September 30, 1999, the Company had approximately $22.7 million available under the Line of Credit, after satisfaction of its borrowing base requirement. The increase in borrowings was partially offset by the Company's payments on long-term debt of $2.5 million and the $0.7 million liquidation of the remaining balance of the Company's 12% Convertible Subordinated Promissory Notes assumed in connection with the NAI Acquisition.

The Company currently is reviewing its present working capital position and available bank financing to ensure that the amounts available are sufficient to support its operational needs and near-term business objectives.

Backlog

Backlog at September 30, 1999 was approximately $359.0 million (including $11.2 million in backlog added as a result of recent acquisitions), as compared with $365.8 million at March 31, 1999. The Company booked approximately $160.0 million in new orders in the first six months of fiscal 2000.

YEAR 2000


DRS has a Year 2000 readiness plan focused on identification and remediation of processes which may not function correctly at the beginning of the Year 2000. The plan, developed as a company-wide effort, is directed by each group president with each operating group's progress monitored by the corporate Y2K committee as they proceed through the phases of awareness, assessment, and remediation. Such remediation may include implementing new systems or devising fixes to existing systems. It is the Company's policy to establish contingency plans where Year 2000-related problems could potentially disrupt normal operations.

Each DRS operating group has appointed its own Year 2000 project staff, responsible for implementation of the plan and for reporting progress and costs through the group and to the corporate Y2K committee.

This committee, in turn, reports the corporation's overall Year 2000 status to the Board of Directors. The Corporation's overall status is, therefore, a composite of the readiness efforts of the DRS operating groups. On an aggregate basis, DRS currently estimates that the costs of its Year 2000 readiness will total approximately $1.2 million, of which approximately $1.0 million has been spent to date. Although the various operating groups are currently at varying phases of the readiness process, the Company believes that substantially all mission-critical systems have been protected from material failure.

Within each DRS operating group, the Year 2000 effort is directed towards: (1) IT Systems (which examines operating systems and business application software);
(2) External Agents (which examines third-party suppliers and customers); and
(3) Product Issues (which examines Year 2000 issues inherent in products sold by DRS).

The IT Systems section relates to internal hardware and systems software. DRS substantially has completed its evaluation of its main internal operating systems and business application software. The Company is nearing completion of the process of implementing the necessary changes in its internal systems to achieve Year 2000 readiness in this area and, at this time, believes that substantially all its mission-critical systems are Year 2000 ready. The Company has successfully passed two significant milestone dates identified as potential Y2K problem areas, including the beginning of our fiscal year, FY 2000, on April 1, 1999, and September 9, 1999, both of which could have created problems for some software programs.

The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Year 2000 readiness issues at critical suppliers create risk for DRS since their inability to operate effectively could impact our business. Possible problems for DRS could include isolated performance problems with manufacturing or administrative systems, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, lower cash receipts and product liability. DRS does not have control over these third parties and, as a result, cannot currently estimate to what extent the future operating results of DRS may be affected adversely by the failure of these third parties to address successfully their Year 2000 issues. Failure by critical suppliers and customers (in particular, the U.S. Government, on which DRS is materially dependent), however, to achieve Year 2000 readiness in a timely manner could have a material adverse effect on the Company's operations.

Evaluations of critical third party suppliers were initiated earlier this year, and each operating group has reported a response rate in excess of 80% through September 30, 1999. Although responses to inquiries concerning suppliers' Year 2000 readiness have been favorable, certain operating units have opted to develop contingency plans and take other precautionary measures to avoid potential short-term operating disruptions. These measures include the identification of alternate suppliers and, on a limited basis, procurement of safety stocks for critical components and materials.

The Product Issues section includes the process of identifying any products sold by DRS which may not be Year 2000 ready, determining a corrective course of action and disseminating information with respect thereto to customers. Although many of DRS's products that have integrated software are Year 2000 compliant, there can be no assurances that all of DRS's products are currently Year 2000 compliant. DRS's costs to achieve Year 2000 readiness will include the costs and expenses of fulfilling warranty obligations on non-compliant products. Detailed evaluations of certain products were undertaken and were substantially complete as of September 30, 1999. At this time, the Company does not believe that it has any significant potential liability with respect to Year 2000 related product failures. At a projected $1.2 million, total costs associated with required or projected modifications to become Year 2000 ready are not expected to have a material effect on the consolidated results of operations, cash flows or financial position of DRS. To the extent recoverable under the terms of contracts with its customers, DRS's readiness costs will be included in establishing prices for the Company's products and services, and therefore will be reflected in the Company's revenues and costs and expenses. Uncertainties exist, however, as to DRS's ability to detect in a timely manner all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Consequently, there can be no assurances as to the amount of total cost associated with implementing DRS's Year 2000 Project and, as a result, the effect of such cost on the consolidated result of operations, cash flows or financial position of DRS.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect DRS's results of operations, liquidity and financial condition. DRS implemented its Year 2000 Project with the intention of significantly reducing DRS's level of risk regarding the Year 2000 problem, and believes that its Year 2000 Project has reduced the risk of significant interruptions of normal operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $150 million secured credit facility with Mellon Bank, N.A are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In April 1998 and 1999, the Company entered into three interest rate collar agreements to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of September 30, 1999 follows:


                                                                                                                Weighted
                                                                                                                 Average
                  Effective         Termination        Notional       Variable        Ceiling       Floor       Interest
                    Date               Date             Amount       Rate Base          Rate         Rate         Rate
               --------------    ----------------    ------------   -----------     -------------  --------    ----------
Collar No.1     April 8, 1998     January 8, 2001     $ 6,200,000      CAD-BA*          6.35%         4.84%        4.75%

Collar No.2    April 26, 1999    January 26, 2002     $20,000,000      LIBOR**          5.75%         4.80%        5.21%

Collar No.3    April 26, 1999    January 26, 2000     $20,000,000      LIBOR**          5.75%         4.77%        5.21%


-----------------

 * - Canadian Bankers Acceptance Rate
** - London Interbank Offered Rate

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a party to various legal actions and claims in the ordinary course of business. The Company believes that it has adequate legal defenses for each of the actions and claims and that their ultimate disposition will not have a material adverse affect on its consolidated financial position or results of operations.

          In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although an additional subpoena was issued to the Company on August 12, 1999, to date, no claim has been made against the Company or DRS Photronics. During the pendancy of the Government's investigation, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first boresight system since the start of investigation. At this time, however, the Company is unable to quantify the effect of the delayed shipments on its future operations or financial position, or to predict when regular shipments ultimately will resume, although the delays are expected to continue to impact the Company's fiscal year 2000 results.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On August 5, 1999, the Company held its Annual Meeting of Stockholders at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, 919 Third Avenue, New York, New York. The following matters were submitted to a vote of stockholders:

          (i) to elect three Class I directors, each to hold office for a term of three years;

          (ii) to consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as the independent certified public accountants for the Company;

          With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

                                       For         Against          Withheld
                                       ---         -------          --------

          Proposal (i):
               Mark S. Newman        7,893,321            0            17,317
               Donald C. Fraser      7,897,621            0            13,017
               Steven S. Honigman    7,892,446            0            18,192
          Proposal (ii):             7,900,155        2,879             7,604

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

                                    DRS TECHNOLOGIES, INC.
                                    ----------------------
                                          Registrant


Date: November 12, 1999             /s/ RICHARD A. SCHNEIDER
                                    ------------------------------------------
                                    Richard A. Schneider
                                    Executive Vice President, Chief Financial
                                      Officer and Treasurer