Form 10-Q
period 1999-12-31
DRS TECHNOLOGIES INC
filed 2000-02-15
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                              YES |X|       NO |_|

    AS OF FEBRUARY 10, 2000, 9,716,833 SHARES OF REGISTRANT'S COMMON STOCK,
$.01 PAR VALUE, WERE OUTSTANDING (EXCLUSIVE OF 440,939 SHARES HELD IN TREASURY).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.           FINANCIAL INFORMATION                                 PAGE NO.

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets - December 31,
                  1999 and March 31, 1999................................ 1

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended December 31, 1999
                  and 1998 .............................................. 2

                  Condensed Consolidated Statements of Cash Flows
                  - Nine Months Ended December 31, 1999 and 1998......... 3

                  Notes to Condensed Consolidated Financial Statements... 4-8

      ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................... 9-14

      ITEM 3.     Quantitative and Qualitative Disclosures About Market
                  Risk................................................... 14

PART II.          OTHER INFORMATION

      ITEM 1.     Legal Proceedings...................................... 15

      ITEM 6.     Exhibits and Reports on Form 8-K....................... 15

SIGNATURES        ....................................................... 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               DECEMBER 31, 1999    MARCH 31, 1999
                                                               -----------------    --------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $   2,920,000       $  10,154,000
  Accounts receivable, net                                          70,290,000          76,135,000
  Inventories, net of progress payments                             70,773,000          72,907,000
  Prepaid expenses and other current assets                          3,687,000           4,316,000
                                                                 -------------       -------------
    Total current assets                                           147,670,000         163,512,000
                                                                 -------------       -------------

Property, plant and equipment, less accumulated
  depreciation and amortization of $46,036,000 and
  $38,730,000 at December 31, 1999 and March 31, 1999,
  respectively                                                      30,846,000          34,163,000
                                                                 -------------       -------------

Goodwill and related intangible assets, less accumulated
  amortization of $14,261,000 and $9,163,000 at
  December 31, 1999 and March 31, 1999, respectively               128,029,000         122,335,000
                                                                 -------------       -------------

Deferred income taxes and other noncurrent assets                    8,953,000          10,334,000
                                                                 -------------       -------------

                                                                 $ 315,498,000       $ 330,344,000
                                                                 =============       =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                         $   5,302,000       $   5,844,000
  Short-term bank debt                                              24,556,000           9,169,000
  Accounts payable                                                  26,996,000          42,470,000
  Accrued expenses and other current liabilities                    27,663,000          33,344,000
  Customer advances                                                  6,392,000          15,973,000
  Unearned income and accrual for future costs
    related to acquired contracts                                   35,323,000          43,221,000
                                                                 -------------       -------------
      Total current liabilities                                    126,232,000         150,021,000

Long-term debt, excluding current installments                     104,600,000         102,091,000
Other noncurrent liabilities                                         5,984,000           4,790,000
                                                                 -------------       -------------
      Total liabilities                                            236,816,000         256,902,000

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
  no shares issued at December 31, 1999 and March 31, 1999       $          --       $          --
Common Stock, $.01 par value per share
  Authorized 20,000,000 shares; issued 9,716,833
  and 9,615,933 shares at December 31, 1999 and
  March 31, 1999, respectively                                          97,000              96,000
Additional paid-in capital                                          48,484,000          48,038,000
Retained earnings                                                   31,538,000          27,737,000
Accumulated other comprehensive earnings (losses)                    1,086,000            (139,000)
Treasury stock, at cost:
  440,939 and 385,164 shares of Common Stock at
  December 31, 1999 and March 31, 1999, respectively                (1,988,000)         (1,493,000)

Unamortized restricted stock compensation                             (535,000)           (797,000)
                                                                 -------------       -------------
  Net stockholders' equity                                          78,682,000          73,442,000
                                                                 -------------       -------------

Commitments and contingencies                                               --                  --

                                                                 $ 315,498,000       $ 330,344,000
                                                                 =============       =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                               -------------------------------        ------------------------------
                                                   1999                1998               1999                1998
                                                   ----                ----               ----                ----
Revenues                                      $ 105,664,000       $  76,991,000      $ 284,772,000       $ 169,105,000
Costs and expenses                               98,318,000          72,985,000        267,577,000         161,284,000
Restructuring charges                               693,000                  --            693,000                  --
                                              -------------       -------------      -------------       -------------
  Operating income                                6,653,000           4,006,000         16,502,000           7,821,000

Interest and other income, net                      215,000             271,000            513,000             599,000

Interest and related expenses                    (3,426,000)         (2,988,000)        (9,507,000)         (6,101,000)

Minority interests                                 (385,000)           (235,000)          (955,000)           (660,000)
                                              -------------       -------------      -------------       -------------

  Earnings before income taxes and
    extraordinary item                            3,057,000           1,054,000          6,553,000           1,659,000

Income taxes                                      1,284,000             390,000          2,752,000             614,000
                                              -------------       -------------      -------------       -------------

Net earnings before extraordinary item            1,773,000             664,000          3,801,000           1,045,000
Extraordinary item, net of tax                           --          (2,306,000)                --          (2,306,000)
                                              -------------       -------------      -------------       -------------

  Net earnings (losses)                       $   1,773,000       $  (1,642,000)     $   3,801,000       $  (1,261,000)
                                              =============       =============      =============       =============

Basic earnings per share:
  Net earnings before extraordinary item      $        0.19       $        0.10      $        0.41       $        0.17
  Extraordinary item, net of tax              $          --       $       (0.36)     $          --       $       (0.37)
  Net earnings (losses)                       $        0.19       $       (0.26)     $        0.41       $       (0.20)

Diluted earnings per share:
  Net earnings before extraordinary item      $        0.18       $        0.10      $        0.40       $        0.16
  Extraordinary item, net of tax              $          --       $       (0.35)     $          --       $       (0.35)
  Net earnings (losses)                       $        0.18       $       (0.25)     $        0.40       $       (0.19)

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                  1999               1998
                                                              ------------       ------------
Cash flows from operating activities
  Net earnings                                                $  3,801,000       $ (1,261,000)

Adjustments to reconcile net earnings to cash
flows from operating activities:
  Extraordinary item, net of tax                                        --          2,306,000
  Depreciation and amortization                                 13,340,000          7,926,000
  Inventory reserves and provision for doubtful accounts         2,388,000          1,023,000
  Minority interest                                                240,000            443,000
  Other, net                                                     1,107,000            558,000

Changes in assets and liabilities, net of effects
from business combinations:
  Decrease (increase) in accounts receivable                     8,122,000         (3,314,000)
  Decrease (increase) in inventories                             1,744,000        (13,905,000)
  Decrease in prepaid expenses and
    other current assets                                         2,100,000             29,000
  (Decrease) increase in accounts payable                      (16,955,000)         4,933,000
  Decrease in accrued expenses and
    other current liabilities                                   (9,809,000)        (2,213,000)
  (Decrease) increase in customer advances                      (9,857,000)        15,254,000
  Decrease in unearned income and accrual for
    future costs related to acquired contracts                  (7,898,000)                --
  Other, net                                                     1,912,000            892,000
                                                              ------------       ------------

  Net cash (used in) provided by operating activities           (9,765,000)        12,671,000
                                                              ------------       ------------

Cash flows from investing activities
  Capital expenditures                                          (3,505,000)        (4,059,000)
  Payments pursuant to business combinations,
    net of cash acquired                                        (8,656,000)       (45,782,000)
  Other, net                                                            --             55,000
                                                              ------------       ------------

  Net cash used in investing activities                        (12,161,000)       (49,786,000)
                                                              ------------       ------------

Cash flows from financing activities
  Net borrowings of short-term debt                             11,542,000         13,140,000
  Other long-term borrowings                                     8,000,000         42,075,000
  Payments on long-term debt                                    (3,715,000)        (1,242,000)
  Retirement of  convertible debt                                 (690,000)        (4,992,000)
  Other, net                                                         8,000            191,000
                                                              ------------       ------------

  Net cash provided by financing activities                     15,145,000         49,172,000
                                                              ------------       ------------

Effect of exchange rates on cash and cash equivalents             (453,000)          (220,000)
                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents            (7,234,000)        11,837,000
Cash and cash equivalents, beginning of period                  10,154,000          9,673,000
                                                              ------------       ------------

Cash and cash equivalents, end of period                      $  2,920,000       $ 21,510,000
                                                              ============       ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 1999, and the results of operations and cash flows for the three- and nine-month periods ended December 31, 1999 and 1998. All significant intercompany balances and transactions have been eliminated. Certain items in the March 31, 1999 and December 31, 1998 condensed consolidated financial statements and accompanying notes have been reclassified to conform to the fiscal 2000 presentation. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    BUSINESS COMBINATIONS

      In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd., for approximately $7.8 million in cash and potential future consideration, not to exceed a total of $10.2 million. Located in Chippenham, Wiltshire, the United Kingdom, and now operating as DRS Rugged Systems (Europe) Products Ltd. (RSEP), the company is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $9.4 million and is being amortized on a straight-line basis over twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of RSEP were not significant to those of the Company as of the acquisition date.

3.    INVENTORIES

      Inventories are summarized as follows:

                                   December 31, 1999    March 31, 1999
                                   -----------------    --------------

      Work-in-process                $  92,429,000       $  95,392,000
      Raw material and finished
        goods                           14,972,000          14,309,000
                                     -------------       -------------
                                       107,401,000         109,701,000
      Less progress payments           (36,628,000)        (36,794,000)
                                     -------------       -------------

      Total                          $  70,773,000       $  72,907,000
                                     =============       =============

     General and administrative costs included in work-in-process were approximately $10.2 million and $13.0 million at December 31, 1999 and March 31, 1999, respectively. General and administrative expenses included in costs and expenses amounted to approximately $19.3 million and $13.4 million for the three-month periods ended December 31, 1999 and 1998, respectively, and approximately $52.0 million and $30.8 million for the nine-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $3.1 million and $1.7 million for the fiscal quarters ended December 31, 1999 and 1998, respectively, and approximately $6.9 million and $3.1 million, respectively, for the nine-month periods then ended.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

4.    RESTRUCTURING

      During the third quarter of fiscal 2000, the Company recorded restructuring charges totaling $693,000. The Electro-Optical Systems Group
      (EOSG) recorded a restructuring charge of approximately $401,000 for severance payments to certain management employees of the Group's DRS Hadland operating unit. Day-to-day management of DRS Hadland's operations has been transferred to the Company's Flight Safety and Communications Group (FSCG). The effect of the restructuring will be to reduce future general and administrative expenses. Effective January 1, 2000, DRS Hadland's operating results will be reported within FSCG.

      As continuation of its efforts to streamline operations, the Company's Data Systems Group (DSG) recorded a restructuring charge of $292,000 relating to the closure of its Plymouth, Minnesota location. Effective January 1, 2000, operations at the Plymouth location ceased; productive assets and inventory were transferred to the Group's St. Croix Falls, Wisconsin and Razlog, Bulgaria plants. The Company's Midwest Division now consists of a single plant location. In connection with this plant closure, the Group effected a forty-five percent reduction in its Midwest workforce (forty-two employees). This restructuring charge consists of provisions for severance payments and idle plant costs. Costs associated with the relocation of equipment and inventory have been or will be charged to operations or capitalized, as appropriate, when incurred.

      The following table reconciles the restructuring charge to the related reserve account balance as of December 31, 1999.

                                                DSG            EOSG            Total
                                             ---------       ---------       ---------
      Fiscal 2000 Restructuring Charge       $ 292,000       $ 401,000       $ 693,000
      Charge for asset write-offs              (42,000)             --         (42,000)
      Cash outflow for idle plant costs             --              --              --
      Cash outflow for severance payments      (49,000)       (401,000)       (450,000)
                                             ---------       ---------       ---------

      Balance at December 31, 1999           $ 201,000       $      --       $ 201,000
                                             =========       =========       =========

      The reserve is classified as a component of Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheet for December 31, 1999.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

5.    EARNINGS PER SHARE

      The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                                     --------------------                --------------------
                                                                      1999         1998                   1999         1998
                                                                     -------      -------                -------      -------
                                                                               (in thousands, except per share data)
      BASIC EPS COMPUTATION
        Net earnings before extraordinary item                       $ 1,773      $   664                $ 3,801      $ 1,045
        Extraordinary item, net of tax                                    --       (2,306)                    --       (2,306)
                                                                     -------      -------                -------      -------
        Net earnings (losses)                                        $ 1,773      $(1,642)               $ 3,801      $(1,261)
                                                                     -------      -------                -------      -------

      Weighted average common shares outstanding                       9,276        6,350                  9,266        6,266
      Basic Earnings (Losses) Per Share:
        Net earnings before extraordinary item                       $  0.19      $  0.10                $  0.41      $  0.17
        Extraordinary item, net of tax                                    --        (0.36)                    --        (0.37)
                                                                     -------      -------                -------      -------
        Net earnings (losses)                                        $  0.19      $ (0.26)               $  0.41      $ (0.20)
                                                                     =======      =======                =======      =======

      DILUTED EPS COMPUTATION
        Net earnings before extraordinary item                       $ 1,773      $   664                $ 3,801      $ 1,045
        Interest and expenses related to convertible debentures          284           --                    849           --
                                                                     -------      -------                -------      -------
        Adjusted net earnings before extraordinary item                2,057          664                  4,650        1,045
        Extraordinary item, net of tax                                    --       (2,306)                    --       (2,306)
                                                                     -------      -------                -------      -------
        Adjusted net earnings (losses)                                 2,057       (1,642)                 4,650       (1,261)
                                                                     -------      -------                -------      -------

      Diluted Common Shares Outstanding:
        Weighted average common shares outstanding                     9,276        6,350                  9,266        6,266
        Stock options and other                                          146          165                    151          215
        Convertible debt                                               2,162           --                  2,162           --
                                                                     -------      -------                -------      -------
      Diluted common shares outstanding                               11,584        6,515                 11,579        6,481
                                                                     -------      -------                -------      -------

      Diluted Earnings Per Share:
        Net earnings before extraordinary item                       $  0.18      $  0.10                $  0.40      $  0.16
        Extraordinary item, net of tax                                    --        (0.35)                    --        (0.35)
                                                                     -------      -------                -------      -------
        Net earnings (losses)                                        $  0.18      $ (0.25)               $  0.40      $ (0.19)
                                                                     =======      =======                =======      =======

      For the three-and nine-month periods ended December 31, 1998 the assumed conversions of the Company's 9% and 8 1/2% Debentures were excluded because their inclusion would have been antidilutive. The 8 1/2% Debentures were redeemed at maturity on August 1, 1998.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

6.    COMPREHENSIVE INCOME

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            DECEMBER 31,                      DECEMBER 31,
                                                     ---------------------------       ---------------------------
                                                        1999            1998              1999            1998
                                                     -----------     -----------       -----------     -----------
      Net earnings (losses)                          $ 1,773,000     $(1,642,000)      $ 3,801,000     $(1,261,000)
      Other comprehensive earnings (losses):
        Foreign currency translation adjustment          106,000        (196,000)        1,225,000        (352,000)
                                                     -----------     -----------       -----------     -----------

      Comprehensive earnings (losses)                $ 1,879,000     $(1,838,000)      $ 5,026,000     $(1,613,000)
                                                     ===========     ===========       ===========     ===========

7.    OPERATING SEGMENTS

      DRS is organized into operating segments on the basis of products and services offered: the Electronic Systems Group (ESG); EOSG; FSCG; DSG and Corporate operations. Each operating unit is comprised of separate and distinct businesses. Information about the Company's operations in these segments for the three- and nine-month periods ended December 31, 1999 and 1998 is as follows:

                                                 ESG           EOSG          FSCG         DSG         CORPORATE        TOTAL
                                               --------      --------      --------     --------      ---------       --------
                                                                           (IN THOUSANDS)
      QUARTER ENDED DECEMBER 31, 1999
        Revenues                               $ 54,141      $ 36,520      $ 10,752     $  4,251       $     --       $105,664
        Operating income (loss)                $  4,617      $  2,456      $    167     $   (490)      $    (97)      $  6,653
        Identifiable assets                    $ 98,641      $143,562      $ 47,368     $ 13,245       $ 12,682       $315,498
        Depreciation and amortization          $    923      $  2,189      $    416     $    532       $    198       $  4,258
        Capital expenditures                   $    348      $    528      $     54     $     57       $    260       $  1,247

      QUARTER ENDED DECEMBER 31, 1998
        Revenues                               $ 30,804      $ 26,038      $ 15,563     $  4,586       $     --       $ 76,991
        Operating income (loss)                $  2,068      $  1,441      $  1,390     $   (798)      $    (95)      $  4,006
        Identifiable assets                    $ 29,802      $124,619      $ 53,210     $ 14,671       $ 27,529       $249,831
        Depreciation and amortization          $    289      $  1,902      $    642     $    507       $    181       $  3,521
        Capital expenditures                   $    323      $    443      $    873     $     89       $     30       $  1,758

                                                 ESG           EOSG          FSCG         DSG         CORPORATE        TOTAL
                                               --------      --------      --------     --------      ---------       --------
                                                                           (IN THOUSANDS)
      NINE MONTHS ENDED DECEMBER 31, 1999
        Revenues                               $139,376      $102,058      $ 29,703     $ 13,635       $     --       $284,772
        Operating income (loss)                $ 10,676      $  5,901      $  1,958     $ (1,638)      $   (395)      $ 16,502
        Identifiable assets                    $ 98,641      $143,562      $ 47,368     $ 13,245       $ 12,682       $315,498
        Depreciation and amortization          $  2,630      $  6,541      $  1,744     $  1,844       $    581       $ 13,340
        Capital expenditures                   $  1,125      $  1,093      $    375     $    308       $    604       $  3,505

      NINE MONTHS ENDED DECEMBER 31, 1998
        Revenues                               $ 79,534      $ 38,475      $ 35,856     $ 15,240       $     --       $169,105
        Operating income (loss)                $  5,757      $  1,186      $  2,688     $ (1,488)      $   (322)      $  7,821
        Identifiable assets                    $ 29,802      $124,619      $ 53,210     $ 14,671       $ 27,529       $249,831
        Depreciation and amortization          $    827      $  3,024      $  1,953     $  1,599       $    523       $  7,926
        Capital expenditures                   $  1,216      $    836      $  1,338     $    336       $    333       $  4,059

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

8.    SUBSEQUENT EVENT

      Effective February 4, 2000, the terms of the Company's Secured Credit Facility were modified, increasing the revolving credit line limit from $70 million to $80 million. The borrowing base calculation was also modified, which should allow greater access to the unused portion of the credit line.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of December 31, 1999 and for the three-and nine-month periods ended December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial information included in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

ACQUISITIONS AND RELATED ACTIVITIES

In July 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly owned subsidiary, European Data Systems Ltd., for approximately $7.8 million in cash and potential future consideration, not to exceed a total of $10.2 million. Located in Chippenham, Wiltshire, the United Kingdom, and now operating as DRS Rugged Systems (Europe) Products Ltd. (RSEP), the company is a leading provider in the design and development of rugged computers and peripherals primarily for military applications. The acquisition has been accounted for using the purchase method of accounting. The excess of cost over the estimated fair value of net assets acquired was approximately $9.4 million and is being amortized on a straight-line basis over twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of RSEP were not significant to those of the Company as of the acquisition date.

RESTRUCTURING

During the third quarter of fiscal 2000, the Company recorded restructuring charges totaling $0.7 million. The Electro-Optical Systems Group (EOSG) recorded a restructuring charge of approximately $0.4 million for severance payments to certain management employees of the Group's DRS Hadland operating unit. Day to day management of DRS Hadland's operations has been transferred to the Company's Flight Safety and Communications Group (FSCG). The impact of the restructuring will be reduced future general and administrative expenses. Effective January 1, 2000, DRS Hadland's operating results will be reported within the FSCG segment in subsequent financial statements.

As a continuation of its efforts to streamline operations, the Company's Data Systems Group (DSG) recorded a restructuring charge of $0.3 million relating to the closure of its Plymouth, Minnesota location. Effective January 1, 2000, operations at the Plymouth location ceased; productive assets and inventory were transferred to the Group's St. Croix Falls, Wisconsin and Razlog, Bulgaria plants. The Company's Midwest Division now consists of a single plant location. In connection with this plant closure, the Group implemented a forty-five percent reduction in its Midwest workforce (forty-two employees). The restructuring charge is comprised of provisions for severance payments and idle plant costs. Costs associated with the relocation of equipment and inventory have been or will be charged to operations or capitalized, as appropriate, when incurred.

The Company believes that the overall reduction in direct and indirect operating expenses resulting from these management actions will have a positive effect on the Company's future operating results.

Management is currently considering plans for additional restructuring initiatives and believes that some or all of these plans will be approved and implemented in the fourth quarter or fiscal 2000. Although the potential magnitude of related restructuring charges is still being assessed, management does not believe that such charges, if any, will have a material adverse effect on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

The Company's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular quarter, or quarter-to-quarter comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context. This table sets forth items in the Condensed Consolidated Statements of Earnings as a percent of revenues and presents the percentage dollar increase or decrease of those items as compared to the prior period:



                                            PERCENT OF REVENUES                             PERCENT OF REVENUES
                                        -------------------------                     ----------------------------
                                            THREE MONTHS ENDED         PERCENT                NINE MONTHS ENDED        PERCENT
                                               DECEMBER 31,            CHANGES                  DECEMBER 31,           CHANGES
                                        -------------------------   ---------------    --------------------------- -----------------
                                          1999             1998      1999 vs. 1998       1999             1998      1999 vs. 1998
Revenues                                  100.0%           100.0%       37.2%           100.0%           100.0%         68.4%
Costs and expenses                         93.0             94.8        34.7%            94.0             95.4          65.9%
Restructuring charges                       0.7              0.0       100.0%             0.2              0.0         100.0%
                                          -----            -----                        -----            -----
     Operating income                       6.3              5.2        66.1%             5.8              4.6         111.0%
Interest and other income, net              0.2              0.4       -20.7%             0.2              0.4         -14.4%
Interest and related expenses              (3.2)            (3.9)       14.7%            (3.4)            (3.6)         55.8%
Minority interest                          (0.4)            (0.3)       63.8%            (0.3)            (0.4)         44.7%
                                          -----             ----                        -----            -----
     Earnings before income taxes and
       extraordinary item                   2.9              1.4       190.0%             2.3              1.0         295.0%
Income taxes                                1.2              0.5       229.2%             1.0              0.4         348.2%
                                           ----             ----                        -----            -----
Net earnings before extraordinary item      1.7%             0.9%      167.0%             1.3%             0.6%        263.7%
                                           ====             ====                         =====           =====


Consolidated revenues for the three-and nine-month periods ended December 31, 1999 increased $28.7 million and $115.7 million, respectively, as compared with three-and nine-month periods ended December 31, 1998. Consolidated operating income for the three-and nine-month periods ended December 31, 1999 increased $2.6 million and $8.6 million, respectively, as compared with the three- and nine-month periods ended December 31, 1998. These increases are primarily attributable to the inclusion of the operations of the Company's fiscal 1999 third and fourth quarter acquisitions (see discussion of operating segments below for additional information).

Interest and related expenses were approximately $3.4 million and $3.0 million for the three-month periods ended December 31, 1999 and 1998, respectively, and $9.5 million and $6.1 million for the nine-month periods then ended. This increase was primarily attributable to debt associated with the Company's October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business) and the July 1999 acquisition of RSEP. Interest also has increased as a result of higher average working capital borrowings in fiscal 2000, as compared with fiscal 1999.

The provision for income taxes for the first nine months of fiscal 2000 reflects an annual estimated effective income tax rate of 42%, versus 37% for fiscal 1999. The effective rate for fiscal 2000 assumes continued growth in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions. The effective rate has also increased, due to the effect of non-deductible goodwill associated with the acquisition of NAI Technologies, Inc. (NAI) in February 1999 and RSEP in July 1999.

OPERATING SEGMENTS

DRS is organized into four principal operating segments, the first three of which compete in the defense industry: the Electronic Systems Group (ESG); EOSG; FSCG; and DSG. Each group is comprised of separate and distinct businesses.

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:



                          Three Months          Three Months Ended            Nine Months           Nine Months Ended
                        Ended December 31,        Percent Changes          Ended December 31,        Percent Changes
                       -------------------    ------------------------   -----------------------   -------------------
                          1999       1998         1999 vs. 1998             1999        1998          1999 vs. 1998
                       ----------  -------    ------------------------   ---------  ------------   -------------------
                                                 (in thousands, except for percentages)
ESG
Revenues                $54,141     $30,804         75.8%                $139,376     $79,534               75.2%
Operating income        $ 4,617     $ 2,068        123.3%                $ 10,676     $ 5,757               85.4%
Operating margin            8.5%        6.7%        27.0%                     7.7%        7.2%               5.8%

EOSG
Revenues                $36,520     $26,038         40.3%                $102,058     $38,475              165.3%
Operating loss          $ 2,456     $ 1,441         70.4%                $  5,901     $ 1,186              397.6%
Operating margin            6.7%        5.5%        21.5%                     5.8%        3.1%              87.6%

FSCG
Revenues                $10,752     $15,563        (30.9%)               $ 29,703     $35,856              (17.2%)
Operating income        $   167     $ 1,390        (88.0%)               $  1,958     $ 2,688              (27.2%)
Operating margin            1.6%        8.9%       (82.6%)                    6.6%        7.5%             (12.1%)

DSG
Revenues                $ 4,251     $ 4,586         (7.3%)               $ 13,635     $15,240              (10.5%)
Operating loss          $  (490)    $  (798)        38.6%                $ (1,638)    $(1,488)             (10.1%)
Operating margin          (11.5%)     (17.4%)       33.8%                   (12.0%)      (9.8%)            (23.0%)




ESG: ESG's increase in revenue and operating income for the three-and nine-month periods ended December 31, 1999, as compared with the prior corresponding periods, was due primarily to the inclusion of the operating results of the Company's fiscal 1999 fourth quarter acquisition of NAI. The NAI acquisition's contribution to the ESG segment's operating results was approximately $14.9 million and $42.1 million in additional revenues, and approximately $1.5 million and $3.3 million of operating income for the three-and nine-month periods ended December 31, 1999, respectively. Following its acquisition in July 1999, RSEP contributed approximately $1.9 million and $2.4 million in additional revenues for the three- and nine-month periods ended December 31, 1999. The overall increases in revenues and operating income were also attributable to continued growth of the Company's military display workstation programs, primarily the AN/UYQ-70 Advanced Display System (Q-70).

EOSG: The increase in revenues and operating income for the three-and nine-month periods ended December 31, 1999 was primarily attributable to the October 1998 acquisition of certain assets of the Second Generation Ground-Based Electro-Optical and Focal Plane Array businesses of the Raytheon Company and certain of its subsidiaries (the EOS Business). This acquisition contributed approximately $28.9 million and $82.0 million in revenues for the three-and nine-month periods ended December 31, 1999, respectively, and $5.7 million and $10.3 million of operating income for the three- and nine-month periods ended December 31, 1999, respectively. Operating income for the three- and nine-month periods ended December 31, 1999 include a $2.9 million cumulative profit adjustment relating to a certain long-term production program. Estimates to complete this program were revised this quarter to reflect the benefit of management's efforts to reduce overall production costs, primarily by identifying and procuring certain materials and subassemblies from alternate suppliers. Shipments under the current production contract commenced early in the third quarter of fiscal 2000, and the benefits of management's cost reduction initiatives are now being realized. Revenues and operating income for the three-months ended December 31, 1999 attributable to the EOS Business increased by $11.1 million and $4.2 million, respectively, as compared with the corresponding prior period. Exclusive of the contributions of the EOS Business, EOSG's operating income decreased by $3.1 million and $4.0 million for the three- and nine-month periods ended December 31, 1999, respectively. The decrease in operating income was primarily attributable to several factors at its DRS Hadland operating unit, including the $0.4 million restructuring charge recorded in the third quarter of fiscal 2000 (see Management's Discussion & Analysis -- Restructuring), higher overall general and administrative cost (treated as period costs) and lower overall profit margins. Management is currently evaluating additional alternatives aimed at reducing DRS Hadland's overall operating expenses. In connection with this restructuring effort, $0.5 million was provided this fiscal quarter for estimated excess inventory and obsolescence, based on incoming management's assessment of overall inventory levels and stock on hand. EOSG's operating income for the three- and nine-month periods ended December 31, 1999 also included charges totaling $0.4 million and $0.8 million, respectively, for anticipated costs to be incurred in connection with certain product warranty issues associated with a specific product line and a charge of approximately $0.5 million relating to additional development costs associated with one of the Group's commercial product lines.

FSCG: Revenues and operating income for the three-month period ended December 31, 1999 decreased by $4.8 million and $0.3 million, respectively. For the nine-months ended December 31, 1999 revenues decreased by approximately $6.1 million, as compared with prior year results for the same period, while operating income improved by 7% to $2.9 million. The decrease in revenues in both periods was primarily attributable to a decline in shipments of mission data recording systems. The Group currently is developing new mission data recording systems under contract with the U.S. Navy and anticipates an award for initial production units in the fourth quarter of fiscal 2000. Operating income decreased by $1.2 million and $0.7 million for the three- and nine-month periods ended December 31, 1999, respectively, primarily due to the decline in revenues. In addition, FSCG management provided $1.1 million for estimated excess inventories at its DRS Precision Echo unit, relating primarily to spares inventory and inventory relating to a certain commercial product line. The effects of these charges were partially offset by margin improvement attributable to cost savings achieved on certain contract manufacturing services provided by the Group's Canadian operations.

DSG: DSG's revenues for the three- and nine-month periods ended December 31, 1999 decreased by $0.3 million and $1.6 million, respectively, resulting from the continuing effects of the sluggish global computer disk drive marketplace and competitive pricing pressure on certain other magnetic tape head products. Operating losses for the fiscal quarter ended December 31, 1999 were approximately $0.3 million better than those posted in the comparable prior year period, despite the $0.3 million restructuring charge recorded in the fiscal quarter (see Management's Discussion & Analysis -- Restructuring). The $0.2 million increase in DSG's year-to-date operating losses and the corresponding decline in operating margin were the result of lower revenues and margins attributable to adverse market conditions and less favorable absorption of fixed operating expenses associated with lower production volumes. The adverse impact of these factors were partially offset by the cumulative effect of DSG's previously implemented cost reduction initiatives. The operating loss for the nine-month period ended December 31, 1998 included charges of approximately $0.5 million for costs relating to the closing of its Dassel, Minnesota facility and reserves for certain receivables and inventory, necessitated by the bankruptcy filing of a significant customer. Exclusive of the restructuring charge taken this fiscal quarter and last year's charge for nonrecurring expenses, operating losses decreased by approximately $0.6 million for the three-month period ended December 31, 1999, while operating losses increased by $0.4 million for the nine-month period then ended. DSG will continue to identify and implement cost reduction measures, and is currently focused on improving operational efficiencies and capacity utilization, particularly at its Bulgarian manufacturing plant.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Flow

The following table provides summary cash flow data for the Company for the nine-month periods ended December 31, 1999 and 1998:


                                                             Nine Months Ended December 31,
                                                            -------------------------------
                                                                1999             1998
                                                            -------------   ---------------
Net cash (used in) provided by operating activities          $ (9,765,000)    $ 12,671,000
Net cash used in investing activities                        $(12,161,000)    $(49,786,000)
Net cash provided by financing activities                    $ 15,145,000     $ 49,172,000


The $22.4 million reduction in net cash (used in) provided by operating activities in the first nine months of fiscal 2000, as compared with the first nine months of fiscal 1999, was primarily attributable to the net change in customer advances relating to the Q-70 program. Last year, approximately $15.0 million in advances were received in late December and were included in the cash balance as of December 31, 1999. For the nine months ended December 31, 1999, net advances decreased by approximately $9.9 million. Advances are liquidated against progress billings based on terms negotiated at the time such advances are made.

Net cash used in investing activities in the nine-month period ended December 31, 1999 consisted of capital expenditures and the cost of fiscal 2000 acquisitions (primarily the cost of the RSEP acquisition). The Company expects that its capital expenditures for fiscal 2000 will be approximately $9.0 million.

The net cash provided by financing activities decreased by $34.0 million, due primarily to higher borrowings in fiscal 1999 associated with the acquisition of the EOS Business. The Company maintains a $70 million (subject to borrowing base calculation) revolving line of credit with Mellon Bank, N.A. as agent, maturing on October 20, 2003 (Line of Credit), and uses the Line of Credit primarily to finance its working capital needs and to finance acquisitions. During the nine months ended December 31, 1999, borrowings under the Line of Credit increased by approximately $19.5 million, $8.0 million of which related to the RSEP acquisition. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of December 31, 1999, the Company had approximately $20.9 million available under the Line of Credit, after satisfaction of its borrowing base requirement. The increase in borrowings was partially offset by the Company's payments on long-term debt of $3.7 million and the $0.7 million liquidation of the remaining balance of the Company's 12% Convertible Subordinated Promissory Notes assumed in connection with the NAI Acquisition.

The Company recently revised the terms of its Line of Credit. Effective February 4,2000, the Line of Credit agreement was amended, increasing the revolving line of credit limit from $70 million to $80 million. The borrowing base calculation was also modified and should provide the Company with access to the entire unused portion of the revolving credit line. Although the Company believes that the Line of Credit, as amended, is sufficient to support its near-term objectives, management will continue to monitor the Company's overall working capital position and available sources of financing to ensure that the amounts available are sufficient to support its operational needs and strategic business objectives.

Backlog

Backlog at December 31, 1999 was approximately $349.9 million (including $11.2 million in backlog added as a result of recent acquisitions), as compared with $365.8 million at March 31, 1999. The Company booked approximately $256.6 million in new orders in the first nine months of fiscal 2000.

YEAR 2000

The Company's Year 2000 readiness plan focused on identification and remediation of processes which may not have functioned correctly at the beginning of the Year 2000. The overall Year 2000 effort was directed towards: (1) IT Systems (which examined internal operating systems and business application software);
(2) External Agents (which examined third-party suppliers and customers); and
(3) Product Issues (which examined Year 2000 issues inherent in products sold by DRS).

As a result of the Company's efforts, no significant problems were encountered resulting from Year 2000 related issues. The Company has successfully completed its efforts to replace or reprogram critical systems for Year 2000 readiness. To date, the Company is not aware of any Year 2000 related product failures, nor has it experienced any supply or demand disruptions with critical suppliers or customers. DRS will continue to monitor its internal systems, products and critical suppliers and customers to avert any potential Year 2000 related deficiencies or business disruptions. Although the Company does not expect to encounter Year 2000 related problems, there can be no assurances that such problems may not arise in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $150 million secured credit facility with Mellon Bank, N.A. are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In April 1998 and 1999, the Company entered into three interest rate collar agreements to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of December 31, 1999 follows:


                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                  TERMINATION         NOTIONAL      VARIABLE     CEILING     FLOOR    INTEREST
               EFFECTIVE DATE        DATE              AMOUNT       RATE BASE     RATE       RATE       RATE
              ---------------    ----------------    -----------   -----------  --------    ------    ---------
Collar No. 1  April 8, 1998      January 8, 2001     $6,200,000      CAD-BA*      6.35%      4.84%      5.21%
Collar No. 2  April 26, 1999     January 26, 2002    $20,000,000     LIBOR**      5.75%      4.80%      6.28%
Collar No. 3  April 26, 1999     January 26, 2000    $20,000,000     LIBOR**      5.75%      4.77%      6.28%


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

            We are presently in an arbitration proceeding with Spar Aerospace Limited (SPAR) with respect to the working capital adjustment, if any, required under the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar.

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

                                        DRS TECHNOLOGIES, INC.

                                             Registrant


Date: February 15, 2000                 /s/ RICHARD A. SCHNEIDER
                                        ----------------------------------------
                                        Richard A. Schneider
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer