Form 10-Q
period 2000-03-31
DRS TECHNOLOGIES INC
filed 2000-05-15
CIK 28630

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________________ to ________________

                         Commission File Number 0-010699

                              HUDSON UNITED BANCORP
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         New Jersey                                     22-2405746
-------------------------------          ---------------------------------------
(STATE OF OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

1000 MacArthur Blvd,     Mahwah, NJ                        07430
---------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                                 (201)-236-2600
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
                                 --------------
                        FORMER NAME, FORMER ADDRESS, AND
                             FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each, of the issuer's classes of common stock, as of the last practicable date: 50,710,555 shares, no par value, outstanding as of May 10, 2000.

                              HUDSON UNITED BANCORP

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets
          At March 31, 2000 and December 31, 1999........................  1

          Consolidated Statements of Income
          For the three-months ended
          March 31, 2000 and 1999........................................  2

          Consolidated Statements of Comprehensive Income
          For the three-months ended
          March 31, 2000 and 1999........................................  3

          Consolidated Statements of Changes in Stockholders' Equity
          For the three-months ended
          March 31, 2000 and for the Year ended December 31, 1999........  4

          Consolidated Statements of Cash Flows
          For the three-months ended
          March 31, 2000 and 1999........................................  5

          Notes to Consolidated Financial Statements.....................  6-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  11-16

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................  17

          Signatures.....................................................  18

FINANCIAL DATA SCHEDULE    ..............................................  19

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                          MARCH 31,            December 31,
(in thousands, except share data)                                                           2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                  $   264,400           $   277,558
Federal funds sold                                                                               488                    --
                                                                                         -----------           -----------
                                                 TOTAL CASH AND CASH EQUIVALENTS             264,888               277,558
Investment securities available for sale, at market value                                  2,521,695             2,804,302
Investment securities held to maturity, at cost (market value of $517,088 and
    $541,240 for 2000 and 1999, respectively)                                                541,479               562,224
Loans and Assets held for sale                                                                22,318                 9,073
Loans:
     Residential mortgages                                                                 1,572,948             1,639,578
     Commercial real estate mortgages                                                      1,035,544             1,024,844
     Commercial and financial                                                              1,862,637             1,766,248
     Consumer credit                                                                         958,381             1,029,975
     Credit card                                                                             180,999               209,863
                                                                                         -----------           -----------
                                                                     TOTAL LOANS           5,610,509             5,670,508
     Less: Allowance for possible loan losses                                                (98,110)              (98,749)
                                                                                         -----------           -----------
                                                                       NET LOANS           5,512,399             5,571,759
Premises and equipment, net                                                                  133,221               129,720
Other real estate owned                                                                        4,022                 3,948
Intangibles, net of amortization                                                             112,565               115,841
Other assets                                                                                 205,833               211,861
                                                                                         -----------           -----------
                                                                    TOTAL ASSETS         $ 9,318,420           $ 9,686,286
                                                                                         ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest bearing                                                                 $ 1,184,280           $ 1,231,478
     Interest bearing                                                                      4,889,286             5,223,867
                                                                                         -----------           -----------
                                                                  TOTAL DEPOSITS           6,073,566             6,455,345
Borrowings                                                                                 2,430,527             2,383,666
Other liabilities                                                                             37,316                70,809
                                                                                         -----------           -----------
                                                                                           8,541,409             8,909,820
Subordinated debt                                                                            132,000               132,000
Company-obligated mandatorily redeemable preferred capital securities of three subsidiary trusts holding solely junior subordinated debentures of the
    Company                                                                                  125,300               125,300
                                                                                         -----------           -----------
                                                               TOTAL LIABILITIES           8,798,709             9,167,120
Stockholders' Equity:
  Common stock, no par value; authorized 103,000,000 shares;
     52,171,776 shares issued and 51,402,951 shares outstanding in
     2000 and 52,189,803 shares issued and 51,896,258 shares
     outstanding in 1999                                                                      92,762                92,794
  Additional paid-in capital                                                                 323,361               326,673
  Retained earnings                                                                          169,769               152,591
  Treasury stock, at cost, 768,825  shares in 2000 and 293,545 shares in 1999                (18,268)               (8,438)
  Employee stock awards and unallocated shares held in ESOP, at cost                          (5,053)               (3,549)
  Accumulated other comprehensive loss                                                       (42,860)              (40,905)
                                                                                         -----------           -----------
                                                      TOTAL STOCKHOLDERS' EQUITY             519,711               519,166
                                                                                         -----------           -----------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 9,318,420           $ 9,686,286
                                                                                         ===========           ===========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three-Months Ended March 31,
(in thousands, except share data)                                 2000         1999
-------------------------------------------------------------------------------------
INTEREST AND FEE INCOME:
Loans                                                          $ 120,172    $  99,374
Investment securities                                             49,949       47,895
Other                                                                307        1,529
                                                               ---------    ---------
                               TOTAL INTEREST AND FEE INCOME     170,428      148,798
                                                               ---------    ---------
INTEREST EXPENSE:
Deposits                                                          43,745       47,651
Borrowings                                                        33,673       14,907
Subordinated and other debt                                        5,323        5,470
                                                               ---------    ---------
                                      TOTAL INTEREST EXPENSE      82,741       68,028
                                                               ---------    ---------
                                         NET INTEREST INCOME      87,687       80,770
PROVISION FOR POSSIBLE LOAN LOSSES                                 6,000        4,521
                                                               ---------    ---------
                         NET INTEREST INCOME AFTER PROVISION
                                    FOR POSSIBLE LOAN LOSSES      81,687       76,249
                                                               ---------    ---------
NONINTEREST INCOME:
Trust department income                                              813        1,168
Service charges on deposit accounts                                6,710        6,794
Securities gains (losses)                                            (50)       2,179
Credit card fee income                                             5,696        4,118
Other income                                                      10,496        8,740
                                                               ---------    ---------
                                    TOTAL NONINTEREST INCOME      23,665       22,999
                                                               ---------    ---------
NONINTEREST EXPENSE:
Salaries                                                          19,074       20,259
Pension and other employee benefits                                5,943        3,832
Occupancy expense                                                  6,012        6,035
Equipment expense                                                  5,048        3,369
Deposit and other insurance                                          681          622
Outside services                                                  10,197        9,749
Amortization of intangibles                                        3,882        3,456
Other expense                                                      9,462        8,833
                                                               ---------    ---------
                                   TOTAL NONINTEREST EXPENSE      60,299       56,155
                                                               ---------    ---------
                                  INCOME BEFORE INCOME TAXES      45,053       43,093
PROVISION FOR INCOME TAXES                                        15,180       14,342
                                                               ---------    ---------
                                                  NET INCOME   $  29,873    $  28,751
                                                               =========    =========
EARNINGS PER SHARE:
Basic                                                          $    0.58    $    0.54
Diluted                                                        $    0.58    $    0.53

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                             51,627       52,882
Diluted                                                           51,953       53,994

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                THREE MONTHS ENDED
                                                               --------------------
                                                                      MARCH 31
                                                               --------------------
(In thousands)                                                   2000        1999
-----------------------------------------------------------------------------------
                                                  NET INCOME   $ 29,873    $ 28,751
                                                               ========    ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses arising during period                $ (1,988)   $(10,390)
Less: reclassification adjustment for losses (gains)
    included in net income                                           33      (1,416)
                                                               --------    --------
Other comprehensive loss                                         (1,955)    (11,806)
                                                               --------    --------
                                        COMPREHENSIVE INCOME   $ 27,918    $ 16,945
                                                               ========    ========

See notes to consolidated financial statements.

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except shares)




                                           Convertible
                                         Preferred Stock       Common Stock        Additional
                                         -----------------------------------------  Paid-in-    Retained
                                         Shares  Amount     Shares      Amount      Capital     Earnings
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              500    $  50    52,570,448   $93,470      $360,621    $165,269
-----------------------------------------------------------------------------------------------------------
Net income                                 --       --            --        --            --      69,338
Cash dividends-common                                             --        --            --     (45,257)
3% Stock dividend                          --       --       159,131       283         2,890     (36,759)
Shares issued for:
   Stock options exercised                 --       --       590,164     1,050        (7,868)         --
   Warrants exercised                      --       --            --        --          (182)         --
   Dividend reinvestment and
    stock reinvestment plan                --       --        11,742        21           276          --
   Preferred stock conversion            (500)     (50)           --        --          (478)         --
Cash in lieu of fractional shares          --       --            --        --           (22)         --
Other transactions                         --       --        (2,106)       (4)            4          --
Purchase of treasury stock                 --       --            --        --            --          --
LFB acquisition                            --       --            --        --            --          --
Issuance and retirement of
  treasury stock                           --       --    (1,139,576)   (2,026)      (32,853)         --
Effect of compensation plans               --       --            --        --         4,285          --
Other comprehensive loss                   --       --            --        --            --          --
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               --       --    52,189,803    92,794       326,673     152,591
-----------------------------------------------------------------------------------------------------------
Net income                                 --       --            --        --            --      29,873
Cash dividends-common                      --       --            --        --            --     (12,695)
Shares issued for stock options
  exercised                                --       --            --        --        (3,045)         --
Cash in lieu of fractional shares          --       --            --        --          (134)         --
Other Transactions                         --       --       (18,027)      (32)           67          --
Purchase of treasury stock                 --       --            --        --            --          --
Effect of compensation plans               --       --            --        --          (200)         --
Other comprehensive loss                   --       --            --        --            --          --
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  --    $  --    52,171,776   $92,762      $323,361    $169,769
-----------------------------------------------------------------------------------------------------------

                                                       Employee
                                                         Stock
                                                      Awards and
                                                      Unallocated   Accumulated
                                                      Shares Held      Other
                                           Treasury   in ESOP, at  Comprehensive
                                             Stock       Cost      Income (loss)     Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1998                $(9,819)   $(2,368)       $12,702       $619,925
--------------------------------------------------------------------------------------------
Net income                                       --         --             --         69,338
Cash dividends-common                            --         --             --        (45,257)
3% Stock dividend                            33,586         --             --             --
Shares issued for:
   Stock options exercised                   24,986         --             --         18,168
   Warrants exercised                           236         --             --             54
   Dividend reinvestment and
    stock reinvestment plan                      --         --             --            297
   Preferred stock conversion                   528         --             --             --
Cash in lieu of fractional shares                --         --             --            (22)
Other transactions                               --         --             --             --
Purchase of treasury stock                 (121,367)        --             --       (121,367)
LFB acquisition                              26,563         --             --         26,563
Issuance and retirement of
  treasury stock                             34,879         --             --             --
Effect of compensation plans                  1,970     (1,181)            --          5,074
Other comprehensive loss                         --         --        (53,607)       (53,607)
--------------------------------------------------------------------------------------------
Balance at December 31, 1999                 (8,438)    (3,549)       (40,905)       519,166
--------------------------------------------------------------------------------------------
Net income                                       --         --             --         29,873
Cash dividends-common                            --         --             --        (12,695)
Shares issued for stock options
  exercised                                   5,268         --             --          2,223
Cash in lieu of fractional shares                --         --             --           (134)
Other Transactions                              (35)        --             --             --
Purchase of treasury stock                  (17,094)        --             --        (17,094)
Effect of compensation plans                  2,031     (1,504)            --            327
Other comprehensive loss                         --         --         (1,955)        (1,955)
--------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $(18,268)   $(5,053)      $(42,860)      $519,711
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                              2000         1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $  29,873    $  28,751
     Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for possible loan losses                                 6,000        4,521
            Provision for depreciation and amortization                       11,580        7,020
            Amortization of security premiums, net                               124          486
            Securities losses (gains)                                             50       (2,179)
            Gain on sale of premises and equipment                              (733)         (10)
            Gain on sale of loans                                             (1,358)      (2,235)
            Loans originated for sale                                        (22,318)     (62,090)
            Loans sold                                                         9,073       60,464
            Net change in assets held for sale                                    --       14,147
            Decrease in other assets                                           7,163       15,183
            (Decrease) increase in other liabilities                         (33,626)      10,863
                                                                           ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      5,828       74,921
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities:
       Available for sale                                                     67,477      108,484
     Proceeds from repayments and maturities of investment securities:
       Available for sale                                                    211,511      331,093
       Held to maturity                                                       22,901       46,113
     Purchase of investment securities:
       Available for sale                                                       (426)    (738,621)
       Held to maturity                                                       (2,210)     (53,744)
     Net cash acquired through acquisitions                                       --      141,829
     Net decrease in loans other than purchases and sales                     41,816       27,167
     Proceeds from sales of loans                                             12,902       42,904
     Purchase of loans                                                            --     (114,273)
     Proceeds from sales of premises and equipment                             2,252           10
     Purchases of premises and equipment                                     (12,163)      (4,016)
     (Increase) decrease in other real estate                                    (74)          35
                                                                           ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          343,986     (213,019)
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits, NOW accounts, and savings accounts    (128,443)    (105,385)
     Net decrease in certificates of deposit                                (253,336)    (212,882)
     Net increase in borrowed funds                                           46,861      550,802
     Proceeds from issuance of common stock                                    2,223        5,934
     Cash dividends                                                          (12,695)     (11,826)
     Acquisition of treasury stock                                           (17,094)     (40,617)
                                                                           ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (362,484)     186,026
                                                                           ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (12,670)      47,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             277,558      379,279
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 264,888    $ 427,207
                                                                           =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for-
     Interest                                                                 93,010       68,557
     Income Taxes                                                                 --           59
                                                                           =========    =========

See notes to consolidated financial statements

HUDSON UNITED BANCORP
--------------------------------------------------------------------------------

                              HUDSON UNITED BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements of Hudson United Bancorp and Subsidiaries ("Hudson United", "the Company") include the accounts of the parent company, Hudson United Bancorp, and its wholly-owned subsidiaries: Hudson United Bank, HUBCO Capital Trust I, HUBCO Capital Trust II, and JBI Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the interim period results. The results of operations for periods of less than one year are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K-A filed with the Commission on March 31, 2000, for the year ended December 31, 1999.

NOTE B -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of shares issuable upon conversion of the preferred stock (when outstanding) and the incremental number of shares issuable from the exercise of stock options and stock warrants, calculated using the treasury stock method. All per share amounts have been retroactively restated to reflect all stock splits and stock dividends.

A reconciliation of net income to net income available to common stockholders and of weighted average common shares outstanding to weighted average shares outstanding assuming dilution follows (in thousands, except per share data):

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
-------------------------------------------------------------------------------------
                                                                 2000          1999
-------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income                                                     $29,873       $28,751
Weighted Average Common Shares Outstanding                      51,627        52,882
Basic Earnings Per Share                                       $  0.58       $  0.54
                                                               =======       =======
DILUTED EARNINGS PER SHARE
Net Income                                                     $29,873       $28,751
Weighted Average Common Shares Outstanding                      51,627        52,882
Effect Of Dilutive Securities:
   Convertible Preferred Stock                                      --             3
   Warrants                                                         --             5
   Stock Options                                                   326         1,104
                                                               -------       -------
Weighted Average Common Shares Outstanding Assuming Dilution    51,953        53,994
Diluted Earnings Per Share                                     $  0.58       $  0.53
                                                               =======       =======

NOTE C -- ACQUISITIONS

There were no acquisitions announced or completed in the first quarter of 2000.

On November 30, 1999, the Company acquired all the outstanding shares of JeffBanks, Inc., based in Philadelphia, Pennsylvania. At the time of the acquisition, Jeffbanks, Inc., had total assets of $1.8 billion.

On December 1, 1999, the Company acquired all the outstanding shares of Southern Jersey Bancorp based in Bridgeton, New Jersey. AT the time of the acquistion, Sourthern Jersey Bancorp had total assets of approximately $425 million.

The above two acquisitions were accounted for using the pooling-of-interests accounting method and, accordingly, the statements for periods prior to the mergers have been restated to include these institutions and their results of operations.

At March 31, 2000, the Company had merger-related and restructuring reserves of $12.8 million. In 1999, a $32.0 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1999 reserve consisted of $12.2 million for severance and related costs ("severance") and $11.7 million for the cost of consolidating operations ("consolidations"). During the first quarter of 2000, the Company paid $3.3 million for severance and $9.4 million for consolidations related to the 1999 reserve. At March 31, 2000, the 1999 reserve consisted of $8.9 million for severance and $2.3 million for consolidations. In 1998, a $69.1 million reserve was established for merger-related and restructuring charges. At December 31, 1999, the 1998 reserve consisted of $142,000 for severance and $1.8 million for consolidations. During the first quarter of 2000, the Company paid $37,500 for severance and $312,000 for consolidations related to the 1998 reserve. At March 31, 2000, the 1998 reserve consisted of $104,500 for severance and $1.5 million for consolidations. The Company believes that the remaining restructuring reserves as of March 31, 2000 are adequate and that no revisions of estimates are necessary at this time.

NOTE D -- SECURITIES

The following table presents the amortized cost and estimated market value of investment securities available for sale and held to maturity at the dates indicated:

                                                       March 31, 2000
                                    --------------------------------------------------
                                                                             Estimated
                                     Amortized       Gross Unrealized          Market
                                       Cost       Gains        (Losses)        Value
                                    ----------   --------    -----------    ----------
AVAILABLE FOR SALE
U.S. Government                     $   37,833   $     17    $      (455)   $   37,395
U.S. Government agencies               311,980        470         (9,475)      302,975
Mortgage-backed securities           2,004,896      7,942        (64,872)    1,947,966
States and political subdivisions        2,682         25            (11)        2,696
Other debt securities                   34,337          8         (1,005)       33,340
Equity securities                      198,640      4,586         (5,903)      197,323
                                    ----------   --------    -----------    ----------
                                    $2,590,368   $ 13,048    $   (81,721)   $2,521,695
                                    ==========   ========    ===========    ==========

                                                       March 31, 2000
                                    --------------------------------------------------
                                                                             Estimated
                                     Amortized       Gross Unrealized          Market
                                       Cost       Gains        (Losses)        Value
                                    ----------   --------    -----------    ----------
HELD TO MATURITY
U.S. Government                     $   24,196   $     --    $      (303)   $   23,893
U.S. Government agencies                38,190         --           (975)       37,215
Mortgage-backed securities             455,837         --        (22,925)      432,912
States and political subdivisions       23,227         --           (188)       23,039
Other debt securities                       29         --             --            29
                                    ----------   --------    -----------    ----------
                                    $  541,479   $     --    $   (24,391)   $  517,088
                                    ==========   ========    ===========    ==========

                                                      December 31, 1999
                                    --------------------------------------------------
                                                                             Estimated
                                     Amortized       Gross Unrealized          Market
                                       Cost       Gains        (Losses)        Value
                                    ----------   --------    -----------    ----------
AVAILABLE FOR SALE
U.S. Government                     $   87,332   $    196    $      (303)   $   87,225
U.S. Government agencies               350,040         85         (7,595)      342,530
Mortgage-backed securities           2,167,606      1,431        (48,880)    2,120,157
States and political subdivisions        3,118         12            (10)        3,120
Other debt securities                   47,128          4         (1,813)       45,319
Equity securities                      213,826      1,932         (9,807)      205,951
                                    ----------   --------    -----------    ----------
                                    $2,869,050   $  3,660    $   (68,408)   $2,804,302
                                    ==========   ========    ===========    ==========

                                                      December 31, 1999
                                    --------------------------------------------------
                                                                             Estimated
                                     Amortized       Gross Unrealized          Market
                                       Cost       Gains        (Losses)        Value
                                    ----------   --------    -----------    ----------
HELD TO MATURITY
U.S. Government                     $   24,195   $     --    $      (253)   $   23,942
U.S. Government agencies                45,960        201           (636)       45,525
Mortgage-backed securities             467,540        220        (19,967)      447,793
States and political subdivisions       24,500         26           (575)       23,951
Other debt securities                       29         --             --            29
                                    ----------   --------    -----------    ----------
                                    $  562,224   $    447    $   (21,431)   $  541,240
                                    ==========   ========    ===========    ==========

NOTE E -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF THREE SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

On January 31, 1997, the Company placed $50.0 million in aggregate liquidation amount of 8.98% Capital Securities due February 2027, using HUBCO Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 8.98% Junior Subordinated Debentures due 2027 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

On February 5, 1997, the company placed $25.0 million aggregate liquidation amount of 9.25% Capital Securities due March 2027, using JBI Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the capital securities, is $25.3 million principal amount of 9.25% Junior Subordinated Deferrable Debentures due 2027 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

On June 19, 1998, the Company placed $50.0 million in aggregate liquidation amount of 7.65% Capital Securities due June 2028, using HUBCO Capital Trust II, a statutory business trust formed under the laws of the State of Delaware. The sole asset of the trust, which is the obligor on the Series B Capital Securities, is $51.5 million principal amount of 7.65% Junior Subordinated Debentures due 2028 of Hudson United Bancorp. The net proceeds of the offering are being used for general corporate purposes and to increase capital levels of the Company and its subsidiaries. The securities qualify as Tier I capital under the capital guidelines of the Federal Reserve.

NOTE F -- RECENT ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to display Consolidated Statements of Income and Consolidated Statements of Comprehensive Income separately for the disclosed periods. Comprehensive income is displayed on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity as a separate item entitled Accumulated Other Comprehensive Income (Loss). The following is a reconciliation of the tax effect allocated to each component of comprehensive income for the periods presented (in thousands):

                                                                                     For the three-months ended
                                                                                           March 31, 2000
                                                                         ---------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                         ---------------------------------------------------
 Unrealized security gains (losses) arising during the period                $ (3,975)           $ 1,987        $ (1,988)
 Less: reclassification adjustment for losses realized in net
   income                                                                         (50)                17             (33)
                                                                         ---------------------------------------------------
 Net change during period                                                    $ (3,925)           $ 1,970        $ (1,955)
                                                                         ---------------------------------------------------

                                                                                     For the three-months ended
                                                                                           March 31, 1999
                                                                         ---------------------------------------------------
                                                                            Before tax       Tax Benefit       Net of Tax
                                                                              amount          (Expense)          Amount
                                                                         ---------------------------------------------------
 Unrealized security gains (losses) arising during the period               $ (15,879)           $ 5,489       $ (10,390)

 Less: reclassification adjustment for gains  realized in net income            2,179               (763)          1,416
                                                                         ---------------------------------------------------
 Net change during period                                                   $ (18,058)           $ 6,252       $ (11,806)
                                                                         ---------------------------------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishing standards for the accounting and reporting of derivatives. The statement is effective for fiscal years beginning after June 15, 2000; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date. The Company does not expect that application of this statement will have a material effect on its financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes. All dollar amounts, other than per share information, are presented in thousands unless otherwise noted.

The financial statements for the comparative periods presented herein have been restated to reflect the acquisitions that have been accounted for on the pooling of interests accounting method during the periods presented herein. JeffBanks, Inc. was acquired on November 30, 1999 and Southern Jersey Bancorp was acquired on December 1, 1999. These acquisitions were accounted for on the pooling-of-interests method, and accordingly, the consolidated financial statements have been restated to include these institutions for all periods presented. All share data has been retroactively restated to reflect the shares issued in the aforementioned transactions including restatement of all prior periods. Little Falls Bancorp, Inc. was acquired on May 20, 1999 and Lyon Credit Corporation on October 22, 1999. In addition, the Company completed its purchase of deposits and a retail branch office in Hartford, Connecticut from First International Bank on March 26, 1999 and on December 1, 1999, completed a purchase and sale transaction in which Hudson United Bank acquired the loans, other financial assets, and assumed the deposit liabilities of Advest Bank and Trust. These transactions were accounted for under the purchase method and thus operations and earnings are reflected in the Company's results subsequent to the date of acquisition. The balance sheet and income statement comparisons are influenced by these purchase transactions.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as "believes," "expects" and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, customer retention, failure to realize expected cost savings or revenue enhancements from acquisitions. The Company assumes no obligation for updating any such forward-looking statements at any time.

TERMINATION OF MERGER AGREEMENT WITH DIME BANCORP, INC.

On April 28, 2000, Hudson United Bancorp and Dime Bancorp, Inc. ("Dime") entered into a Termination, Option Cancellation and Settlement Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, Hudson United and Dime mutually agreed to terminate their pending merger agreement. Hudson United and Dime also agreed to cancel the stock options granted to each other in connection with the merger agreement and to release each other from any claims related to these arrangements.

In light of the fact that North Fork Bancorporation's hostile offer for Dime was an "initial triggering event" under the stock option Dime originally issued to Hudson United, Dime agreed that Hudson United would be entitled to receive from $50 million to $92 million if Dime is acquired by, merges with, or sells a substantial amount of its assets to another company before October 28, 2001. The circumstances are parallel to those that would have allowed Hudson United to exercise the original stock option and the amounts owed are less than or equal to the amounts that would have been due under the stock option, which had no upper limit. Dime also agreed to a lesser payment if it sold a significant subsidiary before the same date. If none of these circumstances occurs before October 28, 2001, Dime agreed to pay Hudson United $15 million.

Dime and Hudson United also agreed not to discuss the reasons for the decision to terminate the merger and both parties cancelled their previously announced special meetings of shareholders to vote on the merger.

The Termination Agreement is an exhibit to Hudson United's Current Report on Form 8-K filed with the SEC on May 1, 2000. The foregoing description of the Termination Agreement is qualified in its entirety by the full text of the Termination Agreement filed as an exhibit to the Current Report on Form 8-K.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the first quarter ended March 31, 2000 was $29.9 million compared to net income of $28.8 million for the same period in 1999. Fully diluted earnings per share amounted to $0.58 for the 2000 first quarter and $0.53 for the 1999 first quarter. The increase in earnings was due to higher net interest and noninterest income. Partially offsetting the net revenue increase was an increase in noninterest expenses and a higher loan loss provision. For the three months ended March 31, 2000, return on average assets was 1.27% and return on average equity was 23.46%. For the corresponding 1999 period, return on average assets was 1.34% and return on average equity was 19.40%.

NET INTEREST INCOME

Net interest income amounted to $87.7 million for the three-month period ended March 31, 2000 and $80.8 million for the three-month period ended March 31, 1999. The increase in net interest income was due to higher average interest-earning assets in the first quarter of 2000 compared to the same period in 1999. Partially offsetting this increase was a decline in the net interest margin to 4.05% in the first quarter of 2000 from 4.10% in the first quarter of 1999. Interest income increased by $21.6 million in the first quarter of 2000 compared to the first quarter of 1999 due mainly to higher income from loans, which resulted primarily from higher average volumes. Interest expense for the three-months ended March 31, 2000 was $14.7 million higher than the same 1999 period due to higher interest expense on borrowings, partially offset by lower interest expense on deposits. The increase in borrowing expense was primarily due to higher average volumes. The decline in deposit expense resulted mainly from lower average volumes.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $6.0 million and $4.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. The higher provision reflects the credit quality of our portfolio including the acquired companies utilizing the Company's reserve methodology. The allowance for possible loan losses ("the Allowance") amounted to $98.1 million at March 31, 2000 compared to $98.7 million at year-end 1999. The Allowance represented 1.74% of total loans at March 31, 2000 and 1.74% of total loans at December 31, 1999.

The determination of the adequacy of the Allowance for Loan Losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a monthly basis. Methodology employed for assessing the adequacy of the Allowance consists of the following criteria:

      o the establishment of reserve amounts for all specifically identified criticized loans, including those acquired in business combinations, that have been designated as requiring attention by management's internal loan review program.

      o the establishment of reserves for pools of homogenous types of loans not subject to specific review, including 1-4 family residential mortgages, consumer loans, and credit card accounts, based upon historical loss rates.

      o an allocation for the non-criticized loans in each portfolio, and for all off-balance sheet exposures, based upon the historical average loss experience of those portfolios.

Consideration is also given to the changed risk profile brought about by the business combinations, knowledge about customers, the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions, and the concentration of real estate related loans located in the Northeastern part of the United States. Since many of the loans depend upon the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss. Other evidence used to determine the amount of the Allowance and its components are as follows:

      o     regulatory and other examinations

      o     the amount and trend of criticized loans

      o     actual losses

      o     peer comparisons with other financial institutions

      o economic data associated with the real estate market in the Company's area of operations

      o opportunities to dispose of marginally performing loans for cash consideration

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for Loan Losses to be adequate at March 31, 2000.

Nonperforming assets were $59.1 million at March 31, 2000 and $53.1 million at December 31, 1999. The increase from year-end resulted from several acquisition-related credits moving to nonaccrual status.

The following table presents the composition of non-performing assets and loans past due 90 days or more and accruing and selected asset quality ratios at the dates indicated:
                                                          ASSET QUALITY SCHEDULE
                                                          ----------------------
                                                              (In Thousands)
                                                           3/31/00      12/31/99
                                                           -------      --------
Nonaccrual Loans:
   Commercial                                              $14,662      $ 7,516
   Real Estate                                              38,048       38,190
   Consumer                                                  2,323          646
                                                           -------      -------
      Total Nonaccrual Loans                                55,033       46,352
Renegotiated Loans                                              --        2,751
                                                           -------      -------
      Total Nonperforming Loans                             55,033       49,103
Other Real Estate Owned                                      4,022        3,948
                                                           -------      -------
      Total Nonperforming Assets                           $59,055      $53,051
                                                           =======      =======
Nonaccrual Loans  to Total Loans                              0.98%        0.82%
Nonperforming Assets to Total Assets                          0.63%        0.55%
Allowance for Loan Losses to Nonaccrual Loans                  178%         213%
Allowance for Loan Losses to Nonperforming Loans               178%         201%
Loans Past Due 90 Days or More and Accruing
      Commercial                                           $ 6,181      $ 3,004
      Real Estate                                           15,962       13,085
      Consumer                                               5,464        3,011
      Credit card                                            2,747        4,139
                                                           -------      -------
         Total Past Due Loans                              $30,354      $23,239
                                                           =======      =======

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                       Summary of Activity in the Allowance
                                                           Broken Down by Loan Category
                                                           ----------------------------

                                                     Three Months Ended        Year Ended
                                                           3/31/00              12/31/99
                                                         ---------------------------------
                                                              (Dollars in thousands)
Amount of Loans Outstanding at Period End                $ 5,632,827           $ 5,679,581
                                                         ===========           ===========
Daily Average Amount of Loans Outstanding                $ 5,614,096           $ 5,136,467
                                                         ===========           ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of year                             $    98,749           $    76,043
Loans charged off:
     Real estate mortgages                                      (817)              (13,657)
     Commercial                                                 (614)              (10,388)
     Consumer                                                 (7,934)              (24,012)
                                                         -----------           -----------
          Total loans charged off                             (9,365)              (48,057)
                                                         -----------           -----------
Recoveries:
     Real estate mortgages                                       264                 1,902
     Commercial                                                  447                 1,962
     Consumer                                                  2,015                 6,065
                                                         -----------           -----------
          Total recoveries                                     2,726                 9,929
                                                         -----------           -----------

Net loans charged off                                         (6,639)              (38,128)
Allowance of acquired companies                                   --                 8,634
Provision for possible loan losses                             6,000                52,200
                                                         -----------           -----------
Balance at end of period                                 $    98,110           $    98,749
                                                         ===========           ===========
Ratio of Annualized Net Loans Charged Off During
   Period to Average Loans Outstanding                          0.47%                 0.74%
                                                         ===========           ===========

NONINTEREST INCOME

Noninterest income, excluding security gains (losses), increased to $23.7 million for the first quarter of 2000 compared to $20.8 million in the first quarter of 1999. Increases in Shoppers Charge fee income, sales of alternative investment products and commercial lending related fees were the main factors underlying the year over year increase. Noninterest income as a percentage of net revenue (defined as noninterest income, excluding security gains (losses), divided by net interest income plus noninterest income, excluding security gains (losses)) was 21% for the first quarter of 2000 and 20% for the first quarter of 1999. Security losses were $50,000 for the three month period ended March 31, 2000 and security gains were $2.2 million for the corresponding 1999 period.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2000 was $60.3 million compared to $56.2 million in the first quarter of 1999. The increased expenses were due mainly to the expansion in the Shoppers Charge business and Commercial Lending businesses. However, the 7% increase in expense in the 2000 period compared to the 1999 period was more than offset by 9% and 14% increases in net interest income and noninterest income, respectively, for the same periods. As a result, the efficiency ratio in the first quarter of 2000 was 50.1%, down from 51.0% for the first quarter of 1999.

FINANCIAL CONDITION

Total assets amounted to $9.3 billion at March 31, 2000 and $9.7 billion at December 31, 1999. At March 31, 2000, total loans were $5.6 billion and total investment securities were $3.1 billion. Total loans decreased $47 million and total investment securities decreased $303 million from year-end 1999. Loan categories experiencing declines from year-end 1999 to March 31, 2000 were residential mortgages, consumer credit, and credit cards loans. Comparing the same periods, commercial and commercial mortgages had growth. The decrease in the investment securities portfolio was mainly due to principal repayments.

Deposits were $6.1 billion at March 31, 2000 and $6.5 billion at December 31, 1999. The decline in deposits was primarily in the higher cost interest-bearing deposit categories. At March 31, 2000, borrowings amounted to $2.4 billion, $47 million higher than at December 31, 1999. Total stockholders' equity at March 31, 2000 was $519.7 million and $519.2 million at December 31, 1999.

The Company is not aware of any current recommendations by the regulatory authorities that would have a material adverse effect on the Company's capital resources or operations. The capital ratios for the Company at March 31, 2000 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                                     Minimum
                                                      Ratios at     Regulatory
                                                    Mar 31, 2000    Guidelines
                                                    ------------    ----------
     Total Risk-Based Capital                         12.37%         10.0%
     Tier 1 Risk-Based Capital                         9.25%          6.0%
     Tier 1 Leverage Ratio                             6.13%          4.0%

PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)(A) The Certificate of Incorporation of the Company in effect on May 11, 1999.

         (3)(B) The By-Laws of the Company. (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit (3b)).

(b)      Reports on Form 8-K

         (1) On January 20, 2000, the Company filed a Form 8-K Item 5 (date of earliest event - January 20, 2000), containing the Company's press release reporting earnings for the fourth quarter of 1999.

         (2) On January 28, 2000, the Company filed a Form 8-K Item 5 (date of earliest event - January 26, 2000), containing the consolidated financial statements of Hudson United Bancorp restating Hudson United Bancorp's historical consolidated financial statements as of and for the three years ended December 31, 1998 to reflect the mergers and acquisition of JeffBanks, Inc. and Southern Jersey Bancorp of Delaware.

         (3)      On February 15, 2000, Hudson United Bancorp filed a Form 8-K
                  Item 5 (date of earliest event - February 14, 2000), to announce the declaration of a cash dividend of $0.25 per common share.

         (4) On March 10, 2000, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event - March 9, 2000), to announce the postponement of the special shareholders meeting from March 15, 2000 to March 24, 2000.

         (5) On March 22, 2000, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event - March 21, 2000), to announce the postponement of the special shareholders meeting from March 24, 2000 to May 17, 2000.

         (6) On April 17, 2000, the Company filed a Form 8-K Item 5 (date of earliest event - April 14, 2000), containing the Company's press release reporting earnings for the fist quarter of 2000.

         (7) On May 1, 2000, Hudson United Bancorp filed a Form 8-K Item 5 (date of earliest event - April 28, 2000), to announce the termination of its pending merger agreement with Dime Bancorp, Inc. and the entry into a Termination, Option Cancellation and Settlement Agreement with Dime Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Hudson United Bancorp


May 12, 2000                     KENNETH T. NEILSON
---------------------------      -----------------------------------------------
Date                             Kenneth T. Neilson
                                 Chairman, President & Chief Executive Officer




May 12, 2000                     CHRIS A. MCFADDEN
---------------------------      -----------------------------------------------
Date                             Chris A. McFadden
                                 Senior Vice President & Chief Financial Officer