Form 10-K
period 2000-03-31
DRS TECHNOLOGIES INC
filed 2000-06-29
CIK 28630

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                          COMMISSION FILE NUMBER 1-8533

                                   ----------

                             DRS TECHNOLOGIES, INC.

                                   ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The market value of shares of common stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 19, 2000, was approximately $101,300,000. The number of shares of common stock outstanding as of June 19, 2000 was 9,277,031 (exclusive of 440,939 shares of common stock held in the treasury.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. 2000 Annual Report (for the fiscal year ended March 31, 2000), incorporated in Part II.

2. Definitive Proxy Statement, dated June 28, 2000, for the Annual Meeting of Stockholders, incorporated in Part III.

================================================================================

                                     PART I

     The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, the Company's actual results could differ materially from those suggested by such forward-looking statements. Risks include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.

ITEM 1. BUSINESS

GENERAL

     DRS Technologies, Inc. ("DRS", the "Company", "we", "us", "our") is a leading supplier of defense electronic systems. We provide advanced technology products and services to government and commercial customers worldwide. Our company develops and manufactures a broad range of mission critical products--from rugged computers and peripherals to systems and components in the areas of communications, combat systems, data storage, digital imaging, electro-optics, flight safety and space. Our defense electronics systems and subsystems are sold to all branches of the U.S. military, selected U.S. Government intelligence agencies, major aerospace/defense prime contractors, international military forces and a wide range of commercial customers. We also offer a full complement of technical support and advanced manufacturing services.

     Incorporated in 1968, DRS has served the defense industry for over thirty years. We have increased our annual revenues at a compound annual growth rate of approximately 42% over the last five years, and are currently a leading provider of infrared night vision devices, combat display workstations, electronic sensor systems, mission recorders and deployable flight incident recorders. Our operating results directly reflect our strategies of maintaining our reputation for technical excellence, focusing on the development of long-term contracts and acquiring businesses that complement or extend our product lines.

COMPANY ORGANIZATION

      We design and manufacture electronic systems for several of the U.S. military's well-funded programs and high-profile platforms. We operate in three principal business segments on the basis of products and services offered. Each operating unit is comprised of separate and distinct businesses: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG) and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

     Financial information on our reportable business segments is presented in
Note 13 to our Consolidated Financial Statements, which are incorporated by reference in this Form 10-K (see Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K). Additional financial data and commentary on the results of operations for the reportable segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is also incorporated by reference in this Form 10-K (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). These data and comments should be referred to in conjunction with the summary description of our business segments which follows:

   ELECTRONIC SYSTEMS GROUP

     ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG performs field service and depot level repairs for its products, as well as other manufacturers' systems, and also provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs. ESG markets directly to various U.S. Government agencies, primarily in the intelligence community, and has teamed with leading corporations, such as General Dynamics and Booz-Allen.

     ESG's major products and services include:

     o AN/UYQ-70: AN/UYQ-70 Advanced Display Systems are advanced, open-architecture display systems designed for widespread application through software and hardware modification for deployment on Aegis and other surface ships, submarines and airborne platforms. These systems are self-contained, microprocessor-based units complete with interface software and offer advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard computer at approximately 25% of the cost of the legacy systems. These systems were developed for the U.S. Navy under a subcontract with Lockheed Martin Tactical Defense Systems. Based upon the size of the Naval surface, subsurface and air fleets and the average number of workstations to be deployed on each, we believe that the potential market for these workstations may exceed 5,000 units over the next decade. Revenues from the AN/UYQ-70 program accounted for approximately 21% of total consolidated revenues for the year ended March 31, 2000.

    o Military Display Emulators: These workstations are functionally identical to existing U.S. Navy shipboard display consoles built to military specifications, but are manufactured using low-cost commercial off-the-shelf (COTS) components suitable for land-based environments. These Military Display Emulators are used in U.S. Navy development, test and training sites as plug-compatible replacements for the more expensive shipboard qualified units.

    o AN/SPS-67: AN/SPS-67 Radar Systems are being deployed on the U.S. Navy's new DDG-51 Aegis class ships, Spanish Navy's F-100 class ships and other international naval forces. They provide ocean surveillance and navigation data, including detection and tracking of low flying aircraft and other targets. An integral part of the ships' command and control combat system, the AN/SPS-67 has a potential market application on other surface ships in the Navy's fleet, as well as on aircraft carriers and amphibious operation assault ship platforms.

    o AN/SQR-17A(V)3: The AN/SQR-17A(V)3 Mobile In-shore Undersea Warfare (MIUW) system is a multi-sensor processing system that is deployed in land-based vans, utilizing sonobuoys and sensor string array passive detectors for harbor defense, coastal defense and amphibious operations surveillance, as well as for the enhancement of drug interdiction efforts. These systems currently are being procured for use in 22 field installations. We are under contract to provide the system's underwater sensor string arrays and other upgrades to these field installations.

    o The Explorer (often referred to as the CCU, Compact Computer Unit): The Explorer provides the full capabilities for the Common Hardware/Software
    (CHS)-2 program in a portable, self-contained unit with its own power source and an integrated flat panel display. The unit uses exchangeable media (hard disks and tape units) and provides compatibility of information and system security. The unit shares its design with the Explorer 2 and is being complemented with an upgraded version with a larger display and greater capabilities.

    o The Genesis 300 rugged multi-platform computer: The Genesis 300, a variant of the Genesis SR (short rack), features an integrated 12-inch screen and keyboard. Since its launch in 1997, the Genesis SR, which supports applications such as mission planning, tactical communications, combat support and logistics support, has been sold into military programs in Europe and Southeast Asia.

    o Custom-packaged integrated computer systems for deployment in land vehicles, ships, shelters and other demanding environments, including unique physical packaging requirements such as compact size, low weight, specialized air flow and rack mounting.

     o The design and integration of special-purpose systems configured specifically for a variety of target applications, including: communications processing; data acquisition, storage and forwarding; digital signal processing; and client/server systems and embedded processing. In addition, ESG provides specially packaged monitors, keyboards, printers and peripheral subsystems that are used in conjunction with its computer systems.

    o Electronic Manufacturing and Systems Integration Services: ESG is an experienced provider of manufacturing, test and product support services and performs contract manufacturing services for various aerospace and military applications.

   ELECTRO-OPTICAL SYSTEMS GROUP

        EOSG produces systems and subsystems for infrared night vision and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the HMMWV scout vehicle. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. This Group is also a designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and manufactures electro-optical modules for a commercial device used in corrective laser eye surgery.

     EOSG's major products and contracts include:

     o Horizontal Technology Integration Second Generation Forward Looking Infrared (FLIR), thermal imaging systems (HTI SGF Thermal Imaging Systems) installed on the U.S. Army's Abrams, Bradleys and HMMWV Scouts. Revenues from the HTI SGF Thermal Imaging Systems program accounted for approximately 14% of total consolidated revenues for the year ended March 31, 2000.

     o Improved Bradley Acquisition System (IBAS), which provides the thermal imaging and fire control system installed on Bradleys.

     o Long Range Advanced Scout Surveillance System (LRAS3), the thermal imaging sighting systems on the HMMWV scouts.

     o Day/Night Vision Binoculars: EOSG is currently under contract to develop and manufacture these units for the Israeli military. The Nightstar(TM) night vision binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser range finder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. Nightstar(TM) displays range and azimuth data in the soldier's eyepiece, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

     o Gunners' Auxiliary Sight: This is an electro-optical device used as a primary or secondary sighting system on Abrams M1 Main Battle Tanks and contains a very sophisticated electro-optical device and a laser protective filter. EOSG has produced more than 2,000 of these instruments and continues to operate as a repair and retrofit facility for the M1A2 upgrade program. Options for additional units under this program may be exercised through fiscal 2001.

     o Tube-launched Optically-tracked Wire-guided (TOW) Optical Sight: EOSG is currently the only U.S. qualified producer of two of the three critical assemblies in the TOW missile launcher. This complex electro-optical system is the main component of this premier ground antitank weapons system.

     o Infrared scanning Focal Plane Arrays (FPAs), staring FPAs and linear coolers: FPAs, staring FPAs and linear coolers are designed to maintain optimal operating temperatures for infrared scanning for military electro-optical systems applications. An FPA is a two-dimensional assembly of electro-optical detecting pixels used to generate night vision capability. FPAs are also used in heat-seeking missile guidance systems and missile warning systems, applications for which no pictorial image is required.

     o JASSM: EOSG provides the infrared detector module for the Joint Air to Surface Missile being developed by Lockheed Martin for the U.S. Air Force and Navy. The infrared detector module guides the JASSM Cruise Missile into the pre-flight designated target during the final moments of the flight. The JASSM program is in the engineering manufacturing development phase, with production beginning in 2001.

     o Standard Advanced Dewar Assembly II Detector (SADA): SADA is the specified detector dewar cooler module procured by the U.S. Army for its horizontal Technology Integration (HTI) program for use in the Second Generation night vision equipment upgrades on the MIA2 Abrams Tank and the Bradley Fighting Vehicle. The HTI upgrade greatly increases the range performance of these systems for our soldiers.

    o Multiple Platform Boresighting Equipment (MPBE): MPBE currently is used on the U.S. Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, and the Air Force's AC-130 Spectre gunship radar as well as aircraft of international military forces. Boresighting equipment is used to align and harmonize the navigation, targeting and weapons systems on rotary- and fixed-wing aircraft. This technology is proprietary to the Company.

   FLIGHT SAFETY AND COMMUNICATIONS GROUP

     FSCG is a leading manufacturer of deployable flight emergency or "black box" recording equipment. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG also manufactures shipboard communications and infrared laser warning and range finder displays for Canadian and other foreign navies. FSCG is also a leading manufacturer of ultra high-speed digital imaging systems.

     FSCG's major products and services include:

     o Emergency Avionics System 3000 (EAS3000): The EAS3000 is an integrated in-flight data recorder, cockpit voice recorder and emergency locator beacon system constructed in a modular, deployable and crash-survivable package, designed to withstand intensive destructive forces. Mounted on the outside of a helicopter, the EAS3000 provides the immediate location of an accident site, allowing early rescue of survivors and recovery of vital flight and cockpit voice data. FSCG provides the EAS3000 for use on UK EH-101 helicopters and its variants, as well as on the Italian MMI, Canadian Cormorant, Tokyo Metropolitan Police and other military and search and rescue helicopters. FSCG also developed a version of the EAS3000, known as EAS3000F, for use on fixed-wing aircraft.

     o Deployable Flight Incident Recorders: Designed to withstand the intense destructive forces associated with an aircraft crash, deployable flight incident recorders are mounted beneath the airframe skin. Deployment commands provided by the switch activation trigger release the unit and activate the recorder. These systems also contain crash locator beacons. They have been installed successfully on fighter aircraft, such as the German Tornado and the U.S. Navy F/A-18 Hornet, and are used to record both flight and voice data.

     o Aircraft Crash Locator Beacons: Consisting of a composite airfoil which encloses a radio transmitter and power source, crash locator beacons are designed to deploy and activate either before or upon impact. Used primarily on fixed-wing military aircraft, these crash position locators enable the rapid location of downed aircraft and timely rescue of survivors.

     o Integrated Shipboard Communications Systems: Using the latest available technology and COTS-based designs, FSCG produces integrated digital shipboard communications systems which provide single-button access to tactical interior, exterior and secured channels for joint operations. These Shipboard Integrated Communications (SHINCOM) systems improve communication efficiency by eliminating the need for multiple single-purpose communications systems, thus providing a comprehensive system solution. FSCG's SHINCOM systems are capable of handling shipboard interior communications; communications with other aircraft, surface and undersea vessels; and UHF/VHF and broadband communications via satellite with shore stations and cooperating units. These systems are used aboard the Canadian Iroquois class ships and the U.S.S. George Washington aircraft carrier. FSCG also provides data link components and systems, modems, digital telephone and radar surveillance systems.

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

     o DCMR-24 and 100: These are digital cassette mission recorders that use high-capacity digital tape formats (DTF)under license by Sony Corporation. Incorporating DTF technology, FSCG produces the Acoustic Data Recorder for U.S. Navy P-3C patrol aircraft.

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

   OTHER

     Other includes the activities of the parent company, DRS Corporate Headquarters, DRS Ahead Technology, Inc. (DRS Ahead) and certain non-operating subsidiaries of the Company. DRS Ahead produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead also services and manufactures video heads used in broadcast television equipment.

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

     o Pursue Selective Acquisitions. Historically, we have pursued acquisitions of complementary businesses with leading positions in product or market areas that are synergistic with our existing business. We believe that such acquisitions offer the opportunity to acquire new technologies and customers, thereby leveraging our core strengths. The acquisition of existing contracts provides us with both current income and the opportunity for future contract awards based upon our performance.

     o Build Strategic Alliances in the U.S. and Abroad. We pursue alliances with companies whose core competencies are synergistic with ours, from a product, as well as technological, point of view. In this way we can expand our produt offerings and market penetration in the U.S. and abroad.

     Our profitability in the defense electronics industry is due in part to our focus on managing our financial risk with respect to the development and fabrication of new products. Many of our research and development projects are performed with funding obtained from the military customer under development contracts. In fact, in fiscal year 2000, we received approximately $23.5 million in research and development funding from our customers. In addition, when a system enters into full production, the terms of many of our production contracts provide for progress payments or milestone payments. This allows us to fund a portion of our working capital requirements from external sources and reduce our financial risk.

DISCONTINUED OPERATIONS

      The Company entered into an agreement dated as of May 10, 2000 to sell our magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria. The St. Croix Falls and Bulgarian operations produce primarily magnetic tape recording heads for transaction products that read data from magnetic cards, tapes and ink. We anticipate that the sale will be completed in the second quarter of fiscal 2001. The pending sale of the magnetic tape business represents a strategic decision by us to focus our resources on our core businesses. We have restated our financial statements to present the operating results of these business units as a discontinued operation.

RECENT ACQUISITIONS

      On July 21, 1999, we acquired Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd., located in Chippenham, Wiltshire, the United Kingdom, for approximately $7.8 million in cash and potential future consideration. This acquisition enabled us to expand our presence in the rugged computer and peripheral product market and add backlog in complementary product areas.

      On June 14, 2000, we acquired the assets of General Atronics Corporation for approximately $11.0 million in cash and stock. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC, the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries.

CUSTOMERS

     We sell a significant portion of our products to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or their subcontractors. Approximately 80%, 81% and 78% of total consolidated revenues for fiscal 2000, 1999 and 1998, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies. See "Foreign Operations and Export Sales" below for information concerning sales to foreign governments.

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

                                             MARCH 31, 2000            MARCH 31, 1999             MARCH 31, 1998
                                             ---------------           ---------------            ---------------
Government Products:
 U.S. Government..........................   $  303,600,000            $  293,400,000             $  141,500,000
 Foreign Government.......................       56,200,000                48,400,000                 24,900,000
                                             ---------------           ---------------            ---------------
                                                359,800,000               341,800,000                166,400,000
Commercial Products.......................       28,300,000                20,900,000                  8,500,000
                                             ---------------           ---------------            ---------------
                                             $  388,100,000            $  362,700,000             $  174,900,000
                                             ==============            ==============             ==============

     At March 31, 2000, our backlog of orders was approximately $388.1 million compared with $362.7 million at March 31, 1999. The increase in backlog was due primarily to increased bookings, most notably for display workstations and infrared sighting and targeting systems, offset, in part, by the effect of increased revenues. New contract awards of approximately $406.0 million were booked during the fiscal year ended March 31, 2000. Approximately 71% of backlog as of March 31, 2000 is expected to result in revenues during fiscal 2001.

RESEARCH AND DEVELOPMENT

     The defense electronics sector is subject to rapid technological changes, and our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, our technological expertise is an important factor affecting our growth. A portion of our research and development activities take place in connection with customer-sponsored research and development contracts. We recorded revenues for customer-sponsored research and development of approximately $23.5 million, $15.4 million, and $11.8 million for fiscal 2000, 1999 and 1998, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. Government. We also invest in internal research and development (IR&D). Such expenditures were approximately $9.9 million, $5.2 million, and $4.0 million for fiscal 2000, 1999 and 1998, respectively.

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

     The percentages of revenues during fiscal 2000, 1999 and 1998 attributable to our contracts by contract type were as follows:

                                                FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------
                                               2000          1999        1998
                                               ----          ----        ----
       Firm fixed-price....................     88%           84%         87%
       Cost-plus-incentive fee.............      1%            1%          3%
       Cost-plus-fixed fee.................     11%           15%         10%

     The consistent percentage and continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. Government contract portfolio.

     We negotiate for and generally receive progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts which we have not billed to customers. These amounts, approximately $13.9 million, $14.8 million and $7.6 million as of March 31, 2000, 1999 and 1998, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under generally accepted accounting principles, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (FAR), incorporated by reference in U.S. Government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $12.7 million and $13.6 million at March 31, 2000 and 1999, respectively.

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

     In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, the number of consolidations and mergers of defense suppliers has increased. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward system integration and assembly. We believe that we have benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

PATENTS AND LICENSES

     We have patents on certain of our commercial and data recording products, semi-conductor devices, rugged computer related items, and electro-optical and focal plane array products. DRS and its subsidiaries have certain registered trademarks, none of which are considered significant to current operations. We believe our patent position and intellectual property portfolio, in the aggregate, is valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

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

     Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. We have not experienced significant production delays attributable to supply shortages, but occasionally experience quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to our optical products, certain exotic materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

FOREIGN OPERATIONS AND EXPORT SALES

     We currently sell several of our products and services in the international marketplace to Canada, Israel, the Republic of China, Spain, Australia, and other countries in Europe and Southeast Asia. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. Our foreign contracts generally are payable in United States dollars. Export sales accounted for 10% or less of total revenues in the fiscal years ended March 31, 2000 and 1999.

     We operate outside the United States through FSCG in Canada and the United Kingdom, and through ESG primarily in the United Kingdom. The information required by this item with respect to revenues and long-lived assets by geographic area is incorporated by reference herein to pages 49-50 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The names of our executive officers, their positions and offices with us, and their ages are set forth below:


NAME                                  AGE                     POSITION
----                                  ---                     --------
Mark S. Newman......................   50   Chairman of the Board, President and Chief Executive Officer

Paul G. Casner, Jr..................   62   Executive Vice President, Chief Operating Officer

Nina Laserson Dunn..................   53   Executive Vice President, General Counsel and Secretary

Richard A. Schneider................   47   Executive Vice President, Chief Financial Officer and Treasurer

     MARK S. NEWMAN has been employed by us since 1973. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of DRS in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of DRS and in August 1995 became Chairman of the Board.

     PAUL G. CASNER, JR. joined DRS in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became President of the DRS Electronic Systems Group and a Vice President of DRS. In 1998, he became Executive Vice President, Operations, and in May 2000 he became our Executive Vice President, Chief Operating Officer. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management.

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

     RICHARD A. SCHNEIDER joined us in 1999 as Executive Vice President, Chief Financial Officer and Treasurer of DRS. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its Board of Directors prior to its acquisition by DRS in February 1999. Mr. Schneider has over 20 years of experience in corporate financial management, including ten years with NAI.

EMPLOYEES

     At March 31, 2000, we had approximately 2,000 employees (excluding employees at our discontinued operations), 1,529 of whom were located in the United States. None of our employees are represented by labor unions, and we have experienced no work stoppages. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.

ITEM 2. PROPERTIES

      We lease the following properties (excluding two leased properties of our magnetic tape head businesses - see Discontinued Operations above):

                                                                                APPROXIMATE
                                                                                   SQUARE
          DIVISION                     LOCATION              ACTIVITIES           FOOTAGE      LEASE EXPIRATION
 ---------------------------- ----------------------------------------------- ----------------------------------
          CORPORATE            Parsippany, New Jersey      Corporate                18,900       Fiscal 2003
                                                           Headquarters

             ESG               Gaithersburg, Maryland      Administrative,          42,500       Fiscal 2006
                                                           Engineering and
                                                           Manufacturing

             ESG               Johnstown, Pennsylvania     Administrative          130,000       Fiscal 2011
                                                           and Manufacturing

             ESG               San Diego, California       Engineering               5,000       Fiscal 2001
                                                           Support Services

             ESG               Chesapeake, Virginia        Field Service            22,000       Fiscal 2005
                                                           and Engineering
                                                           Support

             ESG               Columbia, Maryland          Administrative,          25,000       Fiscal 2002
                                                           Engineering and
                                                           Manufacturing

             ESG               Farnham, Surrey,            Administrative,          26,000       Fiscal 2015
                               United Kingdom              Engineering and
                                                           Manufacturing

             ESG               Chippenham, Wiltshire,      Administrative,          35,500       Fiscal 2002
                               United Kingdom              Engineering and
                                                           Manufacturing

             EOSG              Oakland, New Jersey         Administrative,          36,000       Fiscal 2003
                                                           Engineering and
                                                           Manufacturing

             EOSG              Palm Bay, Florida           Administrative,          85,200       Fiscal 2006
                                                           Engineering and
                                                           Manufacturing

             EOSG              Melbourne, Florida          Administrative,          93,500       Fiscal 2011
                                                           Engineering and
                                                           Manufacturing

                                                                                 APPROXIMATE
                                                                                   SQUARE
           DIVISION                    LOCATION               ACTIVITIES           FOOTAGE    LEASE EXPIRATION
---------------------------- -------------------------- -------------------- ---------------- -----------------
            EOSG              Dallas, Texas             Administrative,           109,600       Fiscal 2003
                                                        Engineering and
                                                        Manufacturing

            EOSG              Torrance, California      Administrative,            35,000       Fiscal 2009
                                                        Engineering and
                                                        Manufacturing
                                                                                                Fiscal 2004
            FSCG              Nepean, Ontario,          Administrative and          8,000
                              Canada                    Engineering

            FSCG              Santa Clara, California   Administrative,            32,700       Fiscal 2006
                                                        Engineering and
                                                        Manufacturing

           OTHER              San Jose, California      Administrative,            32,000       Fiscal 2001
                                                        Product
                                                        Development and
                                                        Manufacturing

      We own the following properties (excluding an owned facility in Razlog, Bulgaria, which will be sold as part of our pending sale of our magnetic tape head businesses - See Discontinued Operations in Item 1):


        SUBSIDIARY                                                                              APPROXIMATE
            OR                                                                                     SQUARE
         DIVISION                          LOCATION                    ACTIVITIES                 FOOTAGE
----------------------------       --------------------------      --------------------      -------------------
           FSCG                    Carleton Place, Ontario,        Administrative and             128,500
                                   Canada                          Manufacturing

           FSCG                    Tring, Hertfordshire,           Administrative,                  7,500
                                   United Kingdom                  Engineering and
                                                                   Manufacturing

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

     Substantially all of our assets, including those properties identified above, are pledged as collateral on our borrowings (see Note 9 of Notes to Consolidated Financial Statements).

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

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

     In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of investigation. At this time, however, the Company is unable to quantify the effect of the delayed shipments on its future operations or financial position, or to predict when regular shipments ultimately will resume, although the delays are expected to continue to impact the Company's fiscal year 2001 results.

     We are presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar (see Note 4 of Notes to Consolidated Financial Statements). We are also involved in a dispute with Raytheon Company with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have not paid any cash dividends since 1976. We intend to retain future earnings for use in our business and do not expect to declare cash dividends on our Common Stock in the foreseeable future. The indenture relating to the our 9% Senior Subordinated Convertible Debentures and our bank borrowings restrict our ability to pay dividends or make other distributions on our Common Stock. See
Note 9 of Notes to Consolidated Financial Statements for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by our Board of Directors.

     The common stock of DRS is traded on the American Stock Exchange under the symbol "DRS." The information required by this item with respect to the market prices for and number of holders of our common equity securities is incorporated herein by reference to page 51 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference herein to page 20 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference herein to pages 21 through 30 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference herein to page 30 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference herein to pages 31 through 51 of the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information required by Items 10. through 13. of this Part is incorporated herein by reference to our Definitive Proxy Statement, dated June 28, 2000, for the 2000 Annual Meeting of Stockholders. Reference also is made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

          1. Financial Statements

               The following financial statements of DRS and its subsidiaries have been incorporated by reference to the DRS 2000 Annual Report (for the fiscal year ended March 31, 2000), pursuant to Item 8 of this report:


          2000 ANNUAL REPORT                                                      PAGE(S)
          ------------------                                                      -------
          Independent Auditors' Report                                             51

          Consolidated Balance Sheets--March 31, 2000 and 1999                     31

          Consolidated Statements of Earnings--Years Ended March 31,
           2000, 1999 and 1998                                                     32

          Consolidated Statements of Stockholders' Equity and Comprehensive
           Earnings--Years Ended March 31, 2000, 1999 and 1998                     33

          Consolidated Statements of Cash Flows--Years Ended March 31,

           2000, 1999 and 1998                                                     34

          Notes to Consolidated Financial Statements                              35-50

          2. Financial Statement Schedules - See Appendix A hereto.

          3. Exhibits filed as part of this report are listed in the Exhibit Index at the end of this report.

     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DRS TECHNOLOGIES, INC.

Dated: June 28, 2000

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

              SIGNATURE                                      TITLE                                    DATE
              ---------                                      -----                                    ----

/s/ MARK S. NEWMAN                            Chairman of the Board, President,                   June 28, 2000
--------------------------------------        Chief Executive Officer and Director
Mark S. Newman


/s/ RICHARD A. SCHNEIDER                      Executive Vice President, Chief                     June 28, 2000
--------------------------------------        Financial Officer and Treasurer
Richard A. Schneider


/s/ IRA ALBOM                                 Director                                            June 28, 2000
--------------------------------------
Ira Albom


/s/ DONALD C. FRASER                          Director                                            June 28, 2000
--------------------------------------
Donald C. Fraser


/s/ WILLIAM F. HEITMANN                       Director                                            June 28, 2000
--------------------------------------
William F. Heitmann


/s/ STEVEN S. HONIGMAN                        Director                                            June 28, 2000
--------------------------------------
Steven S. Honigman


/s/ C. SHELTON JAMES                          Director                                            June 28, 2000
--------------------------------------
C. Shelton James


/s/ MARK N. KAPLAN                            Director                                            June 28, 2000
--------------------------------------
Mark N. Kaplan


/s/ STUART F. PLATT                           Director                                            June 28, 2000
--------------------------------------
Stuart F. Platt


/s/ ERIC J. ROSEN                             Director                                            June 28, 2000
--------------------------------------
Eric J. Rosen

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


                  INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders,
DRS Technologies, Inc.:

     Under date of May 18, 2000, we reported on the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2000, as contained in the 2000 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP


Short Hills, New Jersey
May 18, 2000

                                        DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                       YEARS ENDED MARCH 31, 2000, 1999 AND 1998
            COL. A                 COL. B                COL. C                        COL. D              COL. E
                                                       ADDITIONS                     DEDUCTIONS
                                               ---------------------------   ---------------------------

                                                  (1)            (2)            (1)            (2)

                                                              CHARGED TO                   CREDITED TO
                                 BALANCE AT    CHARGED TO       OTHER       CREDITED TO       OTHER       BALANCE AT
                                BEGINNING OF   COSTS AND      ACCOUNTS--     COSTS AND      ACCOUNTS--      END OF
         DESCRIPTION               PERIOD       EXPENSES       DESCRIBE       EXPENSES       DESCRIBE       PERIOD
         -----------            ------------   ----------   -------------   ------------   ------------   ------------
INVENTORY RESERVE
Year ended March 31, 2000        $3,166,000    $4,885,000   $  151,000(a)    $2,752,000    $  110,000(b)   $ 5,340,000
Year ended March 31, 1999        $1,545,000    $3,424,000   $  266,000(a)    $1,461,000    $  608,000(b)   $ 3,166,000
Year ended March 31, 1998        $  541,000    $  514,000   $1,022,000(a)    $  532,000    $      --       $ 1,545,000

LOSSES & FUTURE COSTS
 ACCRUED ON UNCOMPLETED
 CONTRACTS
Year ended March 31, 2000        $8,119,000    $3,491,000   $  121,000(a)    $4,269,000    $2,489,000(c)   $4,973,000
Year ended March 31, 1999        $4,120,000    $2,717,000   $5,784,000(a)    $1,197,000    $3,305,000(c)   $8,119,000
Year ended March 31, 1998        $2,204,000    $4,834,000   $  166,000(a)    $2,346,000    $  738,000(c)   $4,120,000

ALLOWANCE FOR DOUBTFUL
ACCOUNTS
Year ended March 31, 2000        $1,182,000    $  389,000   $    7,000(a)    $  149,000    $   19,000(b)   $1,410,000
Year ended March 31, 1999        $  486,000    $  492,000   $  258,000(a)    $   48,000    $    6,000(b)   $1,182,000
Year ended March 31, 1998        $  136,000    $  313,000   $   71,000(a)    $   34,000    $      --       $  486,000

----------------------

(a) Represents amounts reclassified from related reserve accounts and foreign currency translation adjustments.

(b)  Represents amounts utilized and credited to related asset accounts.

(c)  Represents amounts reclassified to related reserve accounts.

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------

 3.1    --     Restated Certificate of Incorporation of the Company
               [Registration Statement No. 2-70062-NY, Amendment No. 1, Exhibit
               2(a)]

 3.2    --     Certificate of Amendment of the Restated Certificate of
               Incorporation of the Company, as filed July 7, 1983 [Registration
               Statement on Form 8-A of the Company, dated July 13, 1983,
               Exhibit 2.2]

 3.3    --     Composite copy of the Restated Certificate of Incorporation of the Company, as amended [Registration Statement No. 2-85238,
               Exhibit 3.3]

 3.4    --     Amended and Restated Certificate of Incorporation of the Company,
               as filed April 1, 1996 [Registration Statement No. 33-64641,
               Post-Effective Amendment No. 1, Exhibit 3.4]

 3.5    --     By-laws of the Company, as amended to November 7, 1994 [Form
               10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit
               3.4]

 3.6    --     Certificate of Amendment of the Certificate of Incorporation of
               Precision Echo Acquisition Corp., as filed March 10, 1995 [Form
               10-K, fiscal year ended March 31, 1995, File No. 1-8533, Exhibit
               3.5]

 3.7    --     Form of Advance Notice By-Laws of the Company [Form 10-Q, quarter ended December 31, 1995, File No. 1-8533, Exhibit 3]

 3.8    --     Amended and Restated By-Laws of the Company, as of April 1, 1996
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 3.8]

 4.1    --     Indenture, dated as of September 22, 1995, between the Company and The Trust Company of New Jersey, as Trustee, in respect of the Company's 9% Senior Subordinated Convertible Debentures Due
               2003 [Registration Statement No. 33-64641, Amendment No. 1,
               Exhibit 4.1]

 4.2    --     Form of 9% Senior Subordinated Convertible Debenture Due 2003
               (included as part of Exhibit 4.1) [Registration Statement No.
               33-64641, Amendment No. 1, Exhibit 4.2]

 4.3    --     Registration Rights Agreement, dated as of September 22, 1995 between the Company and Forum Capital Markets L.P. [Registration
               Statement No. 33-64641, Amendment No. 1, Exhibit 4.3]

10.1    --     1991 Stock Option Plan of the Company [Registration Statement No.
               33-42886, Exhibit 28.1]

10.2    --     1996 Omnibus Plan of the Company [Registration Statement No.
               333-14487, Exhibit 99.1]

10.3    --     Joint Venture Agreement, dated as of November 3, 1993, by and between DRS Systems Management Corporation and Laurel
               Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993,
               File No. 1-8533, Exhibit 6(a)(3)]

10.4    --     Waiver Letter, dated as of December 13, 1993, by and between DRS
               Systems Management Corporation and Laurel Technologies, Inc.
               [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533,
               Exhibit 6(a)(4)]

10.5    --     Partnership Agreement, dated December 13, 1993, by and between
               DRS Systems Management Corporation and Laurel Technologies, Inc.
               [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533,
               Exhibit 6(a)(5)]

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.6    --     Employment, Non-Competition and Termination Agreement, dated July
               20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E.
               Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533,
               Exhibit 1]

10.7    --     Stock Purchase Agreement, dated as of July 20, 1994, between
               Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 2]

10.8    --     Asset Purchase Agreement, dated October 28, 1994, Acquisition by
               PE Acquisition Corp., a subsidiary of Precision Echo, Inc. of all of the Assets of Ahead Technology Corporation [Form 10-Q, quarter ended December 31, 1994, File No. 1-8533, Exhibit 1]

10.9    --     Amendment to Agreement for Acquisition of Assets, dated July 5,
               1995, between Photronics Corp. and Opto Mechanik, Inc. [Form 8-K,
               Amendment No. 1, July 5, 1995, File No. 1-8533, Exhibit 1]

10.10   --     Joint Venture Agreement, dated as of February 6, 1996, by and among DRS/MS, Inc., Universal Sonics Corporation, Ron Hadani,
               Howard Fidel and Thomas S. Soulos [Registration Statement No.
               33-64641, Amendment No. 1, Exhibit 10.91]

10.11   --     Partnership Agreement, dated as of February 6, 1996, by and between DRS/MS, Inc. and Universal Sonics Corporation
               [Registration Statement No. 33-64641, Amendment No. 1, Exhibit
               10.92]

10.12   --     Asset Purchase Agreement, dated as of February 9, 1996, by and among Mag-Head Engineering, Company, Inc. and Ahead Technology
               Acquisition Corporation, a subsidiary of Precision Echo, Inc.
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 10.93]

10.13   --     Employment, Non-Competition and Termination Agreement, dated
               March 28, 1996, between the Company and Leonard Newman
               [Registration Statement No. 33-64641, Post-Effective Amendment
               No. 1, Exhibit 10.94]

10.14   --     Asset Purchase Agreement, dated June 17, 1996, by and among
               Vikron, Inc., Northland Aluminum, Inc., Ahead Wisconsin
               Acquisition Corporation, a third-tier subsidiary of the Company, and Ahead Technology, Inc., a second-tier subsidiary of the Company [Form 10-K, fiscal year ended March 31, 1997, File No. 1-
               8533, Exhibit 10.99]

10.15   --     Agreement and Plan of Merger, dated September 30, 1996, by and among PTI Acquisition Corp., a subsidiary of the Company, Pacific
               Technologies, Inc., David A. Leedom, Karen A. Mason, Robert T.
               Miller, Carl S. Ito and Barry S. Kindig [Form 10-K, fiscal year ended March 31, 1997, File No. 1-8533, Exhibit 10.101]

10.16   --     Asset Purchase Agreement, dated October 22, 1996, by and among
               Ahead Technology, Inc., a second-tier subsidiary of the Company, Nortronics Acquisition Corporation, a third-tier subsidiary of the Company, Nortronics Company, Inc., Alan Kronfeld, Thomas
               Philipich and Robert Liston [Form 10-K, fiscal year ended March
               31, 1997, File No. 1- 8533, Exhibit 10.102]

10.17   --     Purchase Agreement, dated as of September 19, 1997, between DRS
               Technologies, Inc. and Spar Aerospace Limited. [Form 8-K, October
               27, 1997, File No. 1-8533, Exhibit 1]

10.18   --     Asset Purchase Agreement, dated July 28, 1998, by and among the
               Company, Raytheon TI Systems, Inc., Raytheon Company and Raytheon
               Systems Georgia, Inc. [Form 8-K, November 4, 1998, File No.
               1-8533, Exhibit 1]

10.19   --     Letter Amendment by and among the Company, Raytheon TI Systems,
               Inc., Raytheon Company and Raytheon Systems Georgia, Inc., dated
               October 20, 1998, amending the Asset Purchase Agreement. [Form
               8-K, November 4, 1998, File No. 1-8533, Exhibit 2]

10.20   --     Amended and Restated Revolving Credit Loan and Term Loan
               Agreement, dated October 20, 1998, by and among the Company, DRS
               Technologies Canada Company, DRS Technologies Canada, Inc., DRS
               EO, Inc., DRS FPA, L.P. and Mellon Bank, N.A. [Form 8-K, November
               4, 1998, File No. 1-8533, Exhibit 3]

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.21   --     Agreement and Plan of Merger dated August 26, 1998, as amended, among DRS Technologies, Inc., DRS Merger Sub, Inc. and NAI
               Technologies, Inc. [Registration Statement No. 333-69751, Post
               Effective Amendment No. 1, Exhibit 2.1]).

10.22   --     Amendment to Agreement and Plan of Merger, dated February 17,
               1999, among DRS Technologies, Inc., DRS Merger Sub, Inc. and NAI
               Technologies, Inc. [Form 8-K, March 5, 1999, File No. 1-8533,
               Exhibit 2]

10.23   --     1991 Stock Option Plan of NAI Technologies, Inc. [Registration
               Statement No. 333-69751, Post Effective Amendment No. 1 on Form
               S-8, Exhibit 4.4]

10.24   --     1993 Stock Option Plan for Directors of NAI Technologies, Inc.
               [Registration Statement No. 333-69751, Post Effective Amendment
               No. 1 on Form S-8, Exhibit 4.5]

10.25   --     1996 Stock Option Plan of NAI Technologies, Inc. [Registration
               Statement No. 333-69751, Post Effective Amendment No. 1 on Form
               S-8, Exhibit 4.6]

10.26 Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.47]

10.27 Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.48]

10.28 Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.49]

10.29[P] Subcontract No. 483901(D), dated June 24, 1994, under Contract No. N00024-94-D-5204, between the Company and Unisys Corporation Government Systems Group [Form 10-K, fiscal year ended March 31, 1995, 1995, File No. 1-8533, Exhibit 10.37]

10.30[P] Purchase Order No. 10606321 1, dated October 28, 1998, between the Company and Raytheon TI Systems, Inc.

10.31[P] Contract DAAH01-97-C-0390, dated September 24, 1997, between Hughes Georgia, Inc. and the U.S. Army

10.32[P]       Modification P00001, dated January 16, 1998, to Contract
               DAAH01-97-C-0390

10.33[P]       Modification P00008, dated October 30, 1998, to Contract
               DAAH01-97-C-0390

10.34[P] Contract DAAB07-97-C-J430, dated April 1, 1997, between Hughes Aircraft Co. and the U.S. Army

10.35[P]       Modification P00037, dated March 31, 1999, to Contract
               DAAB07-97-C-J430

*10.36 First Amendment and Modification Agreement, dated August 15, 1999, by and among the Company, DRS Technologies Canada Company, DRS Technologies Canada, Inc., DRS Sensor Systems, Inc., formerly known as "DRS EO, Inc.", and DRS Infrared Technologies, LP, formerly known as "DRS FPA, L.P." and Mellon Bank, N.A. as the Agent and Lender

*10.37 Second Amendment and Modification Agreement, dated February 4, 2000, by and among the Company, DRS Technologies Canada Company, DRS Technologies Canada, Inc., DRS Sensor Systems, Inc., formerly known as "DRS EO, Inc.", and DRS Infrared Technologies, LP, formerly known as "DRS FPA, L.P." and Mellon Bank, N.A. as the Agent and Lender

*13     --     Portions of the 2000 Annual Report to Stockholders of the Company

*21     --     List of subsidiaries of the Company as of March 31, 2000

*23.1   --     Consent of KPMG LLP

*27     --     Financial Data Schedule