Form 10-Q
period 2000-06-30
DRS TECHNOLOGIES INC
filed 2000-08-15
CIK 28630

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

                  For the quarterly period ended June 30, 2000


          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                                 ---------------

                          Commission file number 1-8533


                             DRS TECHNOLOGIES, INC.

                   Delaware                              13-2632319
         -------------------------------              ----------------
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

                            Yes |X|     No |_|

     As of August 11, 2000, 9,632,390 shares of registrant's Common Stock, $.01 par value, were outstanding (net of 440,939 shares held in treasury).

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.          FINANCIAL INFORMATION                                  PAGE NO.

         ITEM 1. Financial Statements

                 Condensed Consolidated Balance Sheets - June 30,
                 2000 and March 31, 2000..................................   1

                 Condensed Consolidated Statements of Earnings -
                 Three Months Ended June 30, 2000 and 1999 ...............   2

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended June 30, 2000 and 1999................   3

                 Notes to Condensed Consolidated Financial Statements.....  4-9

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................... 10-15

         ITEM 3. Quantitative and Qualitative Disclosures About Market
                 Risk.....................................................  16

PART II.         OTHER INFORMATION

         ITEM 1. Legal Proceedings........................................  17

         ITEM 6. Exhibits and Reports on Form 8-K.........................  17

SIGNATURES................................................................  18

                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                                 (in thousands, except share data)

                                                                  June 30, 2000   March 31, 2000
                                                                  -------------   --------------

                                     Assets
Current assets:
  Cash and cash equivalents                                         $   6,391       $   3,778
  Accounts receivable, net                                             80,659          80,894
  Inventories, net of progress payments                                71,815          62,326
  Prepaid expenses and other current assets                             5,682           6,326
  Net current assets of discontinued operations                         5,505           5,309
                                                                    ---------       ---------
        Total current assets                                          170,052         158,633
                                                                    ---------       ---------
Property, plant and equipment, less accumulated
  depreciation and amortization of $33,097 and
  $28,033 at June 30, 2000 and March 31, 2000,
  respectively                                                         29,779          29,006
                                                                    ---------       ---------
Goodwill and related intangible assets, less accumulated
  amortization of $16,392 and $14,821 at
  June 30, 2000 and March 31, 2000, respectively                      128,209         125,321
                                                                    ---------       ---------
Deferred income taxes and other noncurrent assets                       6,677           7,138
                                                                    ---------       ---------
                                                                    $ 334,717       $ 320,098
                                                                    ---------       ---------

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                            $   5,873       $   5,699
  Short-term bank debt                                                 24,801          17,781
  Accounts payable                                                     25,378          28,295
  Accrued expenses and other current liabilities                       85,364          85,474
                                                                    ---------       ---------
              Total current liabilities                               141,416         137,249

Long-term debt, excluding current installments                        102,512          97,695
Other noncurrent liabilities                                            8,214           6,970
                                                                    ---------       ---------
             Total liabilities                                        252,142         241,914

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
  no shares issued at June 30, 2000 and March 31, 2000              $    --         $    --
Common Stock, $.01 par value per share
  Authorized 20,000,000 shares; issued 10,073,329
  and 9,717,020 shares at June 30, 2000 and
  March 31, 2000, respectively                                            101              97
Additional paid-in capital                                             52,584          48,584
Retained earnings                                                      33,945          32,047
Accumulated other comprehensive losses                                 (1,657)            (86)
Treasury stock, at cost:
  440,939 shares of Common Stock at June 30, 2000
  and March 31, 2000                                                   (1,988)         (1,988)

Unamortized restricted stock compensation                                (410)           (470)
                                                                    ---------       ---------
        Net stockholders' equity                                       82,575          78,184
                                                                    ---------       ---------

Commitments and contingencies

                                                                    $ 334,717       $ 320,098
                                                                    =========       =========

          See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                                           (in thousands,
                                                       except per share data)

                                                     Three Months Ended June 30,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
Revenues                                               $ 94,521       $ 85,646
Costs and expenses                                      (87,366)       (80,372)
                                                       --------       --------
  Operating income                                        7,155          5,274

Interest and other income, net                              (74)          (100)
Interest and related expenses                             3,107          3,145
                                                       --------       --------
  Earnings from continuing operations before
    minority interests and income taxes                   4,122          2,229

Minority interests                                          325            279
                                                       --------       --------
  Earnings from continuing operations before
    income taxes                                          3,797          1,950
Income taxes                                              1,899            747
                                                       --------       --------
  Earnings from continuing operations                     1,898          1,203

Loss from discontinued operations, net of tax
  benefit of $101                                          --             (235)
                                                       --------       --------
    Net earnings                                       $  1,898       $    968
                                                       ========       ========

Earnings per share of common stock

  Basic earnings per share:
    Earnings from continuing operations                $   0.20       $   0.13
    Loss from discontinued operations, net of tax          --            (0.03)
    Net earnings                                       $   0.20       $   0.10

  Diluted earnings per share:
    Earnings from continuing operations                $   0.18       $   0.13
    Loss from discontinued operations, net of tax          --            (0.03)
    Net earnings                                       $   0.18       $   0.10


     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                           (in thousands)
                                                    Three Months Ended June 30,
                                                      --------       --------
                                                        2000           1999
                                                      --------       --------

Cash flows from operating activities
    Net earnings                                      $  1,898       $    968

Adjustments to reconcile net earnings to cash
  flows from operating activities:
    Net loss from discontinued operations                  --             235
    Depreciation and amortization                        4,142          4,455
    Other, net                                          (1,542)          (454)

Changes in assets and liabilities, net of
  effects from business combinations:
    Decrease in accounts receivable                      3,041          7,156
    Increase in inventories                             (2,986)        (1,586)
    Decrease in prepaid expenses and
       other current assets                                479            638
    Decrease in accounts payable                        (3,266)        (2,318)
    Decrease in accrued expenses and other
      current liabilities                               (3,463)       (19,907)
    Other, net                                             803            525
                                                      --------       --------

    Net cash used in operating activities of
      continuing operations                               (894)       (10,288)
    Net cash provided by operating activities of
      discontinued operations                             --              292

    Net cash used in operating activities                 (894)        (9,996)
                                                      --------       --------

Cash flows from investing activities
    Capital expenditures                                (2,580)        (1,239)
    Payments pursuant to business combination,
      net of cash acquired                              (6,757)          --
    Other, net                                              40           --
                                                      --------       --------
    Net cash used in investing activities of
      continuing operations                             (9,297)        (1,239)
    Net cash used in investing activities of
      discontinued operations                             --              (69)
                                                      --------       --------
    Net cash used in investing activities               (9,297)        (1,308)
                                                      --------       --------

Cash flows from financing activities
    Net borrowings of short-term debt                    7,056         10,973
    Payments on long-term debt                          (1,902)        (1,929)
    Net proceeds from acquisition-related debt           7,000           --
    Other, net                                               7              8
                                                      --------       --------
    Net cash provided by financing activities           12,161          9,052
                                                      --------       --------
Effect of exchange rates on cash and cash
  equivalents                                              643             64
                                                      --------       --------
Net increase (decrease) in cash and cash
  equivalents                                            2,613         (2,188)
Cash and cash equivalents, beginning of period           3,778         10,031
                                                      --------       --------
Cash and cash equivalents, end of period              $  6,391       $  7,843
                                                      ========       ========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the "Company") contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of June 30, 2000, and the results of operations and cash flows for the three-month periods ended June 30, 2000 and June 30, 1999. All significant intercompany balances and transactions have been eliminated. On May 18, 2000, the Company's Board of Directors approved an agreement to sell its magnetic tape head business units located in St. Croix Falls, Wisconsin and Razlog, Bulgaria. Accordingly, the Company has restated its financial statements for the period ended June 30, 1999 to present the operating results of these business units as discontinued operations. Management anticipates that the sale will be completed in the second quarter of fiscal 2001. Certain other items in the accompanying notes to the June 30, 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   BUSINESS COMBINATIONS

     On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.0 million in cash and $4.0 million in stock (approximately 355,000 shares of DRS Common Stock). Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries. DRS Communications Company will be managed as part of the DRS Flight Safety and Communications Group. The acquisition has been accounted for using the purchase method of accounting. The excess of costs over the estimated fair value of the net tangible assets acquired was approximately $5.3 million, including estimated costs of approximately $1.0 million for professional fees and other expenses related to the acquisition, and is being amortized on a straight-line basis over periods not to exceed twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of DRS Communications Company, were not significant to those of the Company as of the acquisition date or for the period presented.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)


     In the fourth quarter of fiscal 2000 the Company closed its Longmont, Colorado facility, which was acquired as part of the Company's acquisition of NAI Technologies, Inc. in the fourth quarter of fiscal 1999. Engineering and production performed at this facility were transferred to other DRS locations. Approximately $1.5 million was recorded in fiscal 2000, as an adjustment to acquisition cost, for costs incurred in connection with closing the facility. The following table reconciles the related liability at March 31, 2000 to the liability as of June 30, 2000:

                                                    (in thousands)

                                         LIABILITY AT  UTILIZED  LIABILITY AT
                                           MARCH 31,    FISCAL     JUNE 30,
                                             2000        2001        2000
                                            ------      ------      ------

     Severance / Employee costs             $1,195      $1,195      $   --
     Estimated lease commitments and
       related facility costs                  215         215          --
                                            ------      ------      ------
     Total                                  $1,410      $1,410      $   --
                                            ======      ======      ======

3.   INVENTORIES

     Inventories are summarized as follows:

                                      (in thousands)

                                  JUNE 30,       MARCH 31,
                                    2000           2000
                                  --------       --------
     Work-in-process              $ 88,085       $ 79,058
     Raw material and finished
       goods                         8,788         10,917
                                  --------       --------
                                    96,873         89,975
                                  --------       --------
     Less progress payments        (25,058)       (27,649)
                                  --------       --------

     Total                        $ 71,815       $ 62,326
                                  ========       ========



     General and administrative costs included in work-in-process were approximately $13.1 million and $12.7 million at June 30, 2000 and March 31, 2000, respectively. General and administrative expenses included in costs and expenses amounted to approximately $18.7 million and $14.8 million for the three months ended June 30, 2000 and June 30, 1999, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $2.2 million and $1.4 million for the fiscal quarters ended June 30, 2000 and June 30, 1999, respectively.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)


4.   EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):

                                                               (in thousands, except share data)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                      2000         1999
                                                                    -------      -------
     Basic EPS Computation
      Net earnings from continuing operations                       $ 1,898      $ 1,203
      Net loss from discontinued operations, net of tax                --           (235)
                                                                    -------      -------
      Net earnings                                                  $ 1,898      $   968
                                                                    -------      -------
     Weighted average common shares outstanding                       9,349        9,245
                                                                    -------      -------
     Basic earnings (losses) per share:
       Net earnings from continuing operations                      $  0.20      $  0.13
       Net loss from discontinued operations, net of tax               --          (0.03)
                                                                    -------      -------
       Net earnings                                                 $  0.20      $  0.10
                                                                    =======      =======

     Diluted EPS Computation
       Net earnings from continuing operations                      $ 1,898      $ 1,203
       Interest and expenses related to convertible debentures          240         --
                                                                    -------      -------
       Adjusted net earnings from continuing operations               2,138        1,203
       Net loss from discontinued operations, net of tax               --           (235)
                                                                    -------      -------
       Adjusted net earnings                                        $ 2,138      $   968
                                                                    -------      -------
     Diluted common shares outstanding:
       Weighted average common shares outstanding                     9,349        9,245
       Stock options                                                    452          131
       Convertible debentures                                         2,162         --
                                                                    -------      -------
     Diluted common shares outstanding                               11,963        9,376
                                                                    -------      -------
     Diluted earnings (losses) per share:
       Net earnings from continuing operations                      $  0.18      $  0.13
       Net loss from discontinued operations, net of tax               --          (0.03)
                                                                    -------      -------
       Net earnings                                                 $  0.18      $  0.10
                                                                    =======      =======

     In the computation of earnings per common share for the three-month period ended June 30, 1999, the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures and 12% Convertible Notes were excluded because their inclusion would have been antidilutive.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)


5.   COMPREHENSIVE EARNINGS
                                                          (in thousands)
                                                           THREE MONTHS
                                                          ENDED JUNE 30,
                                                       -------------------
                                                        2000        1999
                                                       -------     -------
     Comprehensive earnings
       Net earnings                                    $ 1,898     $   968
       Other comprehensive earnings;
         Foreign curency translation adjustment         (1,571)        160
                                                       -------     -------
       Comprehensive earnings                          $   327     $ 1,128
                                                       =======     =======

6.   RESTRUCTURING CHARGE

     During fiscal 2000, the Company recorded restructuring charges totalling approximately $2.2 million. The Company's restructuring initiatives impacted the Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group (FSCG) operating segments and DRS Corporate Headquarters. EOSG recorded a restructuring charge of aproximately $831,000 primarily for costs relating to consolidating two facilities into one in Oakland, New Jersey, as of March 31, 2000. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. ("DRS Hadland") and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate Headquarters recorded a restructuring charge of approximately $560,000 for severance and other employee related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. A portion of the termination benefits will be paid in accordance with contractual terms over the next two years. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of June 30, 2000:


                                                    (in thousands)

                                       LIABILITY AT     UTILIZED    LIABILITY AT
                                         MARCH 31,       FISCAL        JUNE 30,
                                           2000           2001           2000
                                          ------         ------         -----
     Estimated lease commitments
       and related facility costs         $  328          $  97         $ 231
     Severance / Employee costs              690            101           589
                                          ------          -----         -----
     Total                                $1,018          $ 198         $ 820
                                          ======          =====         =====

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

7.   OPERATING SEGMENTS

     DRS operates in three principal business segments on the basis of products and services offered. Each operating unit is comprised of separate and distinct businesses: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's operations in these segments for the fiscal quarters ended June 30, 2000 and June 30, 1999 is as follows:

                                                                  (IN THOUSANDS)

                                           ESG          EOSG          FSCG         OTHER          TOTAL
                                        --------      --------      --------      --------       --------
Quarter Ended June 30, 2000
     Revenues                           $ 41,537      $ 39,511      $ 11,291      $  2,182       $ 94,521
     Operating income (loss)            $  2,500      $  3,830      $    945      $   (120)      $  7,155
     Identifiable assets                $ 92,942      $145,816      $ 74,622      $ 15,832       $329,212
     Depreciation and amortization      $    881      $  1,918      $    795      $    548       $  4,142
     Capital expenditures               $    495      $    843      $  1,043      $    199       $  2,580

Quarter Ended June 30, 1999
     Revenues                           $ 43,551      $ 29,029      $ 11,184      $  1,882       $ 85,646
     Operating income (loss)            $  3,187      $  2,059      $    912      $   (884)      $  5,274
     Identifiable assets                $ 79,562      $152,083      $ 59,607      $ 19,970       $311,222
     Depreciation and amortization      $    912      $  2,162      $    746      $    635       $  4,455
     Capital expenditures               $    369      $    371      $    275      $    224       $  1,239


     During the three months ended June 30, 2000, EOSG recorded inter-segment revenues of $35,000. During the three months ended June 30, 1999, EOSG and FSCG recorded inter-segment revenues of approximately $400,000 and $48,000, respectively.


8.   CASH FLOW INFORMATION

                                                          (in thousands)
                                                       Three Months Ended
                                                             June 30,
                                                       ------------------
                                                        2000        1999
                                                       ------      ------
     Cash paid for:
       Income taxes                                    $2,054      $4,130
       Interest                                        $3,223      $3,920

9. CONTINGENCIES

     The Company is party to various legal actions and claims arising in the ordinary course of its business. In Management's opinion, the Company has adequate legal defenses for each of the actions and claims and that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States v. Treas, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of the investigation. At this time, however, the Company is unable to quantify the effect of the delayed shipments on its future operations or financial position, or to predict when regular shipments ultimately will resume, although the delays are expected to impact the Company's fiscal year 2001 results.

     The Company is presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. The Company is also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which the Company acquired, through certain subsidiaries, certain assets of Raytheon.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of continuing operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of June 30, 2000 and for the three-month periods ended June 30, 2000 and June 30, 1999. This discussion should be read in conjunction with the audited consolidated financial statements and related notes.

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

BUSINESS COMBINATIONS

On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.0 million in cash and $4.0 million in stock (approximately 355,000 shares of DRS Common Stock). Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries. DRS Communications Company will be managed as part of the DRS Flight Safety and Communications Group. The acquisition of DRS Communications Company added approximately $25.5 million to the Company's backlog as of June 30, 2000. The acquisition has been accounted for using the purchase method of accounting. The excess of costs over the estimated fair value of the net tangible assets acquired was approximately $5.3 million, including estimated costs of approximately $1.0 million for professional fees and other expenses related to the acquisition, and is being amortized on a straight-line basis over periods not to exceed twenty years. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of DRS Communications Company were not significant to those of the Company as of the acquisition date and for the period presented.

RESTRUCTURING CHARGE

During fiscal 2000, the Company recorded restructuring charges totaling approximately $2.2 million. The Company's restructuring initiatives impacted the Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group
(FSCG) operating segments and DRS Corporate Headquarters. EOSG recorded a restructuring charge of approximately $831,000 primarily for costs relating to consolidating two facilities into one in Oakland, New Jersey, as of March 31, 2000. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. ("DRS Hadland") and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee related costs.

The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate Headquarters recorded a restructuring charge of approximately $560,000 for severance and other employee related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. A portion of the termination benefits will be paid in accordance with contractual terms over the next two years. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of June 30, 2000:

                                              (in thousands)
                               Liability at      Utilized       Liability at
                              March 31, 2000    Fiscal 2001     June 30, 2000
                              --------------    -----------     -------------
Estimated lease commitments
 and related facility
 costs .....................    $  328              $ 97              $231
Severance/Employee costs ...       690               101               589
                                ------              ----              ----
Total ......................    $1,018              $198              $820
                                ======              ====              ====

RESULTS OF OPERATIONS

The Company's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context

CONSOLIDATED SUMMARY

Consolidated revenues for the three-month period ended June 30, 2000 increased approximately 10% to $94.5 million from $85.6 for the same three-month period in fiscal 2000. The revenue growth in the first quarter of fiscal 2001 was primarily attributable to increased shipments of the Company's second generation ground electro-optical sighting systems and infrared detectors, as well as increases in electro-optical contract manufacturing. Operating income increased approximately 36% to $7.2 million from $5.3 for the same three-month period in fiscal 2000. The increase in operating income was due to the overall increase in revenues and lower operating expenses at certain operating units. See discussion of operating segments below for additional information.

Interest and related expenses were approximately $3.1 million for the three-month periods ended June 30, 2000 and June 30, 1999.

The provision for income taxes for the first quarter of fiscal 2001 reflects an annual estimated effective income tax rate of 50%, versus 40% for fiscal 2000. The increase in the effective tax rate for fiscal 2001 is primarily due to the following: the continued improvement in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions; the effect of non-deductible goodwill and the Company's expectation that certain domestic and foreign tax benefits, recognized in fiscal 2000, will not be recurring in fiscal 2001.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three-months ended June 30, 2000 was $11.0 million, an increase of $1.6 million or 17.1% as compared with the three-months ended June 30, 1999.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


OPERATING SEGMENTS

DRS operates in three principal business segments on the basis of products and services offered. Each operating unit is comprised of separate and distinct businesses: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

o ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG performs field service and depot level repairs for its products, as well as other manufacturers' systems, and also provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs. ESG markets directly to various U.S. Government agencies, primarily in the intelligence community, and has teamed with leading corporations, such as General Dynamics and Booz-Allen.

o EOSG produces systems and subsystems for infrared night vision and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the HMMWV scout vehicle. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. This Group is also a leading designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and manufactures electro-optical modules for a commercial device used in corrective laser eye surgery.

o FSCG is a leading manufacturer of deployable flight emergency or "black box" recording equipment. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG also manufactures shipboard communications and infrared laser warning and range finder displays for Canadian and other foreign navies. FSCG is also a leading manufacturer of ultra high-speed digital imaging systems.

o Other includes the activities of the parent company, DRS Corporate Headquarters, DRS Ahead Technology, Inc. (DRS Ahead) and certain non-operating subsidiaries of the Company. DRS Ahead produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead also services and manufactures video heads used in broadcast television equipment.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:

                                 (in thousands, except for percentages)

                             QUARTERS ENDED JUNE 30,       PERCENT CHANGES
                             -----------------------       ---------------
ESG                              2000        1999           2000 vs. 1999
                             -----------  ----------       ---------------
Revenues                        $41,537     $43,551             (4.6%)

Operating income                $ 2,500     $ 3,187            (21.6%)

Operating margin                    6.0%        7.3%           (17.8%)


                             QUARTERS ENDED JUNE 30,       PERCENT CHANGES
                             -----------------------       ---------------
EOSG                             2000        1999           2000 vs. 1999
                             -----------  ----------       ---------------
Revenues                        $39,511     $29,029              36.1%

Operating income                $ 3,830     $ 2,059              86.0%

Operating margin                    9.7%        7.1%             36.7%


                             QUARTERS ENDED JUNE 30,       PERCENT CHANGES
                             -----------------------       ---------------
FSCG                             2000        1999           2000 vs. 1999
                             -----------  ----------       ---------------
Revenues                       $ 11,291     $11,184              1.0%

Operating income               $    945     $   912              3.6%

Operating margin                    8.4%        8.2%             2.6%


                             QUARTERS ENDED JUNE 30,       PERCENT CHANGES
                             -----------------------       ---------------
OTHER                            2000        1999           2000 vs. 1999
                             -----------  ----------       ---------------
Revenues                        $ 2,182     $ 1,882             15.9%

Operating loss                  $  (120)    $  (884)            86.4%

Operating margin                   (5.5%)     (47.0%)           88.3%


ESG: ESG's decrease in revenue and operating income for the three-month period ended June 30, 2000, as compared with the period ended June 30, 1999, was due primarily to a decline in shipments of certain rugged computer and peripheral products in the U.K. and less favorable absorption of fixed operating expenses associated with lower production volumes. The overall decrease in revenue and operating income in the first quarter of fiscal 2001 was offset, in part, by the continued growth of the Company's military display workstation programs. Operating income was also impacted favorably in the first quarter of fiscal 2001 by the cost savings associated with the Company shutting down its Longmont, Colorado facility at the end of fiscal 2000 and consolidating production into the Company's newest production facility in Johnstown, Pennsylvania.


EOSG: For the three-months ended June 30, 2000 revenues increased by approximately $10.5 million, as compared with the three-months ended June 30, 1999, while operating income improved by 86% to $3.8 million. The increase in revenues is driven by increased shipments of the Group's second generation ground electro-optical sighting systems, infrared detectors, and boresighting systems, as well as increases in electro-optical contract manufacturing. The increase in operating income was primarily driven by the 36% increase in revenues and changes in product mix to higher margin products. In addition to a change in product mix, the 37% improvement in operating margin in the first quarter of fiscal 2001 was also due to the realization of management's fiscal 2000 efforts to reduce overall production costs on a certain long-term production program. Shipments under the current production contract for such program commenced

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


in the third quarter of fiscal 2000, and as such the benefits of management's cost reduction initiatives are not reflected in the fiscal 2000 first quarter operating results. Also driving the increases in fiscal 2001 operating income and operating margins was the fact that EOSG's operating income for the three-month period ended June 30, 1999 included a charge of $450,000 for certain product warranty reserve issues.


FSCG: FSCG's revenues increased 1.0% to $11.3 million, as compared with prior year results, while operating income improved by 3.6% to approximately $1.0 million. Increases in revenue and operating income for the Group's contract manufacturing services were offset by decreases in revenues and operating income for the Group's high-speed cameras and mission data recording systems. Operating margin increased to 8.4% for the three-months ended June 30, 2000, as compared with 8.2% for the three-months ended June 30, 1999. This margin increase was driven by a change in product mix and the impact of certain cost reduction efforts implemented in the second half of fiscal 2000.

Other: The increase in revenues resulted from the improvement in the computer disk drive marketplace and improved marketing of DRS Ahead's products and services. The improvement in operating income and operating margin was the result of increased revenues and the impact of previously implemented cost reduction initiatives at DRS Ahead and the timing of certain costs recorded at DRS Corporate Headquarters.

FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow statement data for the Company for the three-month periods ended June 30, 2000 and June 30 1999:


                                                         (in thousands)
                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                     -------        -------
 Net cash used in operating activities               $  (894)       $(9,996)

 Net cash used in investing activities               $(9,297)       $(1,308)

 Net cash provided by financing activities           $12,161        $ 9,052


The $.9 million net cash used in operating activities for the three months ended June 30, 2000, is related to a $7.0 million decrease in advance payments under the Q-70 program offset by a $3.5 million increase under the IBAS program, a $5.0 million increase in accrued costs on acquired contracts under the HTI program, a $.9 million decrease in unearned income under the Detector program and a reduction in accrued expenses of $1.4 million relating to the shutting down of the Longmont, Colorado facility.

Net cash used in investing activities for three-month period ended June 30, 2000 includes $6.8 million relating to the acquisition of DRS Communications Company and $2.6 million for capital expenditures. Net cash used in investing activities in the three-month period ended June 30, 1999 of $1.3 million, consisted solely of capital expenditures. The Company expects that its capital expenditures rate for the quarter will remain unchanged for the balance of the year.

The $12.2 million of net cash provided by financing activities is primarily due to increased borrowings under the Company's $70 million (subject to a borrowing base calculation) revolving line of credit with Mellon Bank, N.A, as agent, maturing on October 20, 2003 (Line of Credit). The increased borrowings under the Line of Credit were used to finance the acquisition of DRS Communications Company and for increased working capital requirements. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of June 30, 2000, the Company had approximately $35.6 million available under the Line of Credit, after satisfaction of its borrowing base requirement. The increase in borrowings was partially offset by the Company's payments on long-term debt of $1.9 million.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


The Company actively seeks to finance its business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. Management continually reviews the changing financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness.

BACKLOG

Backlog at June 30, 2000 was approximately $408.5 million (including $25.5 million in backlog added as a result of the acquisition of DRS Communications Company), as compared with $388.1 million at March 31, 2000. The Company booked approximately $92.6 million in new orders in the first quarter of fiscal 2001.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $160 million secured credit facility with Mellon Bank, N.A., as Agent, are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In January 1998, and January 1999 the Company entered into interest rate collar agreements to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of June 30, 2000 and March 31, 2000 follows:

                                                 (in thousands)

                                                 NOTIONAL AMOUNT
   EFFECTIVE          EXPIRATION       ---------------------------------   VARIABLE RATE   CEILING    FLOOR
     DATE                DATE           JUNE 30, 2000     MARCH 31, 2000       BASE         RATE       RATE
--------------     ---------------     ---------------    --------------   -------------   -------    ------
 April 8, 1998     January 8, 2001        $  6,200           $  6,200         CAD-BA*       6.35%      4.84%

April 26, 1999    January 26, 2002        $ 20,000           $ 20,000         LIBOR**       5.75%      4.80%

----------
*  - Canadian Bankers Acceptance Rate

** - London Interbank Offered Rate


The weighted average interest rate the Company's LIBOR and Canadian Bankers Acceptance Rate-based borrowings outstanding during the three-months ended June 30, 2000 were 6.86% and 5.25%, respectively.

FOREIGN CURRENCY EXCHANGE RISK

DRS operates and conducts business in foreign countries and as a result is exposed to fluctuations in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. Dollar for U.S. reporting purposes. The Company believes that its exposure to foreign currency exchange risk related to its foreign operations is not material to the Company's results of operations, cash flows or financial position. The Company, at present, does not hedge this risk, but continues to evaluate such foreign currency translation risk exposure.

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

        In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of the investigation. At this time, however, the Company is unable to quantify the effect of the delayed shipments on its future operations or financial position, or to predict when regular shipments ultimately will resume, although the delays are expected to impact the Company's fiscal year 2001 results.

        We are presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. We are also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon.


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

                                        DRS TECHNOLOGIES, INC.
                                                   Registrant


Date: August 11, 2000                    /s/ Richard A. Schneider
                                         -------------------------------------
                                         Richard A. Schneider
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer