Form 10-Q
period 2000-09-30
DRS TECHNOLOGIES INC
filed 2000-11-13
CIK 28630

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

                For the quarterly period ended September 30, 2000


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

                            Yes |X|     No |_|

       As of November 9, 2000, 10,711,552 shares of DRS Technologies, Inc.
                Common Stock, $.01 par value, were outstanding.

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.            FINANCIAL INFORMATION                               PAGE NO.
                                                                       --------
          ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets--
                     September 30, 2000 and March 31, 2000 ...............  1

                   Condensed Consolidated Statements of Earnings--
                     Three and Six Months Ended September 30, 2000
                     and 1999.............................................  2

                   Condensed Consolidated Statements of Cash Flows--
                     Six Months Ended September 30, 2000 and 1999 ........  3

                   Notes to Condensed Consolidated Financial Statements...  4-9

          ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........           10-16

          ITEM 3.  Quantitative and Qualitative Disclosures
                     About Market Risk..................... ..............   16

PART II.           OTHER INFORMATION

          ITEM 1.  Legal Proceedings......................................   17

          ITEM 4.  Submission of Matters to a Vote of Security Holders....   18

          ITEM 6.  Exhibits and Reports on Form 8-K.......................   18

SIGNATURES................................................................   19

                                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                              DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30, 2000   MARCH 31, 2000
                                                                    ------------------   --------------
                                                                       (UNAUDITED)

                                              ASSETS
 Current assets:
         Cash and cash equivalents ...................................  $   8,566           $   3,778
         Accounts receivable, net ....................................     81,753              80,894
         Inventories, net of progress payments .......................     72,527              62,326
         Prepaid expenses and other current assets ...................      7,420               6,326
         Net current assets of discontinued operations ...............       --                 5,309
                                                                        ---------           ---------
                      Total current assets ...........................    170,266             158,633
                                                                        ---------           ---------
 Property, plant and equipment, less accumulated
         depreciation and amortization of $32,113 and
         $28,033 at September 30, 2000 and March 31, 2000,
         respectively ................................................     34,028              29,006
                                                                        ---------           ---------
 Goodwill and related intangible assets, less accumulated
         amortization of $18,087 and $14,821 at
         September 30, 2000 and March 31, 2000, respectively .........    126,465             125,321
                                                                        ---------           ---------
 Deferred income taxes and other noncurrent assets ...................      6,158               7,138
                                                                        ---------           ---------
                                                                        $ 336,917           $ 320,098
                                                                        =========           =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Current installments of long-term debt ......................  $   6,564           $   5,699
         Short-term bank debt ........................................     19,095              17,781
         Accounts payable ............................................     26,464              28,295
         Accrued costs on acquired contracts .........................     43,470              31,906
         Accrued expenses and other current liabilities ..............     50,327              53,568
                                                                        ---------           ---------
                      Total current liabilities ......................    145,920             137,249
 Long-term debt, excluding current installments ......................     89,195              97,695
 Other noncurrent liabilities ........................................      8,545               6,970
                                                                        ---------           ---------
                      Total liabilities ..............................    243,660             241,914
                                                                        ---------           ---------
Stockholders' equity:
 Preferred Stock, no par value. Authorized 2,000,000 shares;
         no shares issued at September 30, 2000 and March 31, 2000 ...       --                  --
 Common  Stock, $.01 par value per share
         Authorized 20,000,000 shares; issued 11,100,003
         and 9,717,020 shares at September 30, 2000 and
         March 31, 2000, respectively ................................        111                  97
 Additional paid-in capital ..........................................     61,438              48,584
 Retained earnings ...................................................     36,184              32,047
 Accumulated other comprehensive losses ..............................     (2,126)                (86)
 Treasury stock, at cost:
         440,939 shares of Common Stock at September 30, 2000
         and March 31, 2000 ..........................................     (1,988)             (1,988)
 Unamortized restricted stock compensation ...........................       (362)               (470)
                                                                        ---------           ---------
         Net stockholders' equity ....................................     93,257              78,184
                                                                        ---------           ---------
 Commitments and contingencies .......................................  $ 336,917           $ 320,098
                                                                        =========           =========



              See accompanying Notes to Condensed Consolidated Financial Statements.



                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)


                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------------------
                                                        2000                 1999                 2000                  1999
                                                  ----------------     ----------------     ----------------     ----------------
 Revenues ........................................   $ 107,227             $ 88,253             $ 201,748             $ 173,899

 Costs and expenses ..............................     (98,724)             (83,134)             (186,090)             (163,506)
                                                     ---------             --------             ---------             ---------

    Operating income .............................       8,503                5,119                15,658                10,393

 Other expense (income), net .....................          32                 (195)                  (42)                 (294)

 Interest and related expenses ...................       3,537                2,934                 6,644                 6,079
                                                     ---------             --------             ---------             ---------


    Earnings from continuing operations before
       minority interests and income taxes .......       4,934                2,380                9,056                 4,608

 Minority interests ..............................         270                  291                  595                   570
                                                     ---------             --------            ---------             ---------
    Earnings from continuing operations before
     income taxes ................................       4,664                2,089                8,461                4,038

 Income taxes ....................................       2,425                  884                4,324                1,631
                                                     ---------             --------            ---------            ---------

    Earnings from continuing operations ..........       2,239                1,205                4,137                2,407

 Loss from discontinued operations, net of tax
    benefit of $101 and $62 ......................         --                  (145)                 --                  (379)
                                                     ---------             --------            ---------            ---------

    Net earnings .................................   $   2,239             $  1,060            $   4,137            $   2,028
                                                     =========             ========            =========            =========


 Earnings per share of common stock

    Basic earnings per share:
       Earnings from continuing operations .......   $    0.22             $   0.13             $   0.43            $    0.26
       Loss from discontinued operations,
          net of tax .............................         --                 (0.02)                 --                 (0.04)
       Net earnings ..............................   $    0.22             $   0.11             $   0.43            $    0.22

    Diluted earnings per share:
       Earnings from continuing operations .......   $    0.20             $   0.13             $   0.38            $    0.26
       Loss from discontinued operations,
          net of tax .............................         --                 (0.02)                 --                 (0.04)
       Net earnings ..............................   $    0.20             $   0.11             $   0.38            $    0.22


     See accompanying Notes to Condensed Consolidated Financial Statements.




                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      (IN THOUSANDS)

                                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                   2000               1999
                                                               -------------      ------------
 Cash flows from operating activities
    Net earnings ...........................................     $ 4,137            $ 2,028

 Adjustments to reconcile net earnings to cash flows from operating activities:

    Net loss from discontinued operations ..................         --                 379
    Depreciation and amortization ..........................       8,544              8,563
    Other, net .............................................      (1,156)              (133)

 Changes in assets and liabilities, net of effects from business combinations:

    Decrease in accounts receivable ........................       4,171              3,180
    (Increase) decrease in inventories .....................      (3,896)             1,884
    Decrease in prepaid expenses and
       other current assets ................................         765              1,144
    Decrease in accounts payable ...........................      (3,529)            (3,116)
    Increase (decrease) in accrued costs on
       acquired contracts ..................................      11,564             (6,949)
    Increase (decrease) in accrued expenses
       and other current liabilities .......................      (3,078)            (9,645)
    Decrese in customer advances ...........................      (3,187)            (8,064)
    Other, net .............................................        (893)               604
                                                                 --------           -------
    Net cash provided by (used in) operating
       activities of continuing operations .................      13,442            (10,125)
    Net cash provided by operating activities of
       discontinued operations .............................         --                 205
                                                                 --------           -------

    Net cash provided by (used in) operating activities ....      13,442             (9,920)
                                                                 --------           -------

 Cash flows from investing activities
    Capital expenditures ...................................      (8,412)            (2,051)
    Payments pursuant to business combinations,
       net of cash acquired ................................      (6,979)            (8,364)
    Proceeds from sale of discontinued operations ..........       3,000                --
    Other, net .............................................         361                --
                                                                 --------           -------

    Net cash used in investing activities of
       continuing operations ...............................     (12,030)           (10,415)
    Net cash used in investing activities of
       discontinued operations .............................         --                (208)
                                                                 --------           -------

    Net cash used in investing activities ..................     (12,030)           (10,623)
                                                                 --------           -------

 Cash flows from financing activities
    Net borrowings of short-term debt ......................       1,478             12,391
    Payments on long-term debt .............................      (5,487)            (2,477)
    Net proceeds from acquisition-related debt .............       7,000              8,000
    Other, net .............................................         132               (681)
                                                                 --------           -------

    Net cash provided by financing activities ..............       3,123             17,233
                                                                 --------           -------

 Effect of exchange rates on cash and cash equivalents .....         253                 66
                                                                 --------           -------

 Net increase (decrease) in cash and cash equivalents ......       4,788             (3,244)
 Cash and cash equivalents, beginning of period ............       3,778             10,031
                                                                 --------           -------

 Cash and cash equivalents, end of period ..................     $ 8,566            $ 6,787
                                                                 ========           =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of DRS Technologies, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of September 30, 2000, and the results of operations and cash flows for the three- and six-month periods ended September 30, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. On August 31, 2000 the Company completed the sale of its magnetic tape head business units located in St. Croix Falls, Wisconsin and Razlog, Bulgaria (see Note 2. Discontinued Operation). Accordingly, the Company has restated its financial statements for the periods ended September 30, 1999 to present the operating results of these business units as discontinued operations. Certain other items in the accompanying notes to the September 30, 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation. The results of operations for the three- and six-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   DISCONTINUED OPERATION

     On May 18, 2000, the Company's Board of Directors approved an agreement to sell its magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria and on August 31, 2000, the Company completed the sale. In fiscal 2000, in anticipation of the sale of the magnetic tape head business units, the Company recorded a $2.1 million charge, net of tax, on the disposal of these operations in the period ended March 31, 2000. Actual income from discontinued operations for the five months ended August 31, 2000 was $135,000 greater than estimated at March 31, 2000. Other costs associated with the disposal substantially offset the improvement in operating results and as such no adjustment to the loss on disposal of discontinued operations recorded at March 31, 2000 was required.

3.   BUSINESS COMBINATIONS

     On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in stock (approximately 355,000 shares of DRS Common Stock). The Company funded the cash portion of this acquisition through borrowings under its revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of the DRS Flight Safety and Communications Group. The acquisition has been accounted for using the purchase method of accounting. The excess of costs over the estimated fair value of identifiable net assets acquired, and the appraised value of certain identified intangible assets were approximately $2.6 million and $3.3 million, respectively, and are being amortized on a straight-line basis over twenty years and ten years, respectively. In connection with the acquisition, the Company incurred approximately $369,000 in transaction costs. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The results of the acquired business have been included in the consolidated financial statements of the Company since the acquisition date.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     In the fourth quarter of fiscal 2000 the Company closed its Longmont, Colorado facility, which was acquired as part of the Company's acquisition of NAI Technologies, Inc. in the fourth quarter of fiscal 1999. Engineering and production performed at this facility were transferred to other DRS locations. Approximately $1.5 million was recorded in fiscal 2000, as an adjustment to acquisition cost, for costs incurred in connection with closing the facility. The following table reconciles the related liability at March 31, 2000 to the liability as of September 30, 2000:

                                                                (IN THOUSANDS)
                                                LIABILITY AT        UTILIZED         LIABILITY AT
                                               MARCH 31, 2000     FISCAL 2001        JUNE 30, 2000
                                               --------------     -----------        -------------
     Severance / Employee costs ............   $        1,195     $     1,195        $          --
     Estimated lease commitments and
       related facility costs ..............              215             215                   --
                                               --------------     -----------        -------------
     Total .................................   $        1,410     $     1,410        $          --
                                               ==============     ===========        =============


4.   INVENTORIES

     Inventories are summarized as follows:

                                                    (IN THOUSANDS)
                                           SEPTEMBER 30, 2000   MARCH 31, 2000
                                           ------------------   --------------
     Work-in-process ...................   $           88,842   $       79,058
     Raw material and finished
       goods ...........................                7,787           10,917
                                           ------------------   --------------
                                                       96,629           89,975
                                           ------------------   --------------
     Less progress payments ............              (24,102)         (27,649)
                                           ------------------   --------------
     Total .............................   $           72,527   $       62,326
                                           ==================   ==============




     General and administrative costs included in work-in-process were approximately $13.8 million and $12.7 million at September 30, 2000 and March 31, 2000, respectively. General and administrative expenses included in costs and expenses amounted to approximately $19.9 million and $16.4 million for the three-month periods ended September 30, 2000 and 1999, respectively, and approximately $36.7 million and $31.5 million for the six-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $2.0 million and $2.4 million for the fiscal quarters ended September 30, 2000 and 1999, respectively, and approximately $4.1 million and $3.8 million, respectively, for the six-month periods then ended.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.   EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):


                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                           ---------------------        ---------------------
                                                                             2000          1999           2000          1999
                                                                           -------       -------        -------       -------
     Basic EPS Computation
       Net earnings from continuing operations ......................      $ 2,239       $ 1,205        $ 4,137       $ 2,407
       Net loss from discontinued operations, net of tax ............         --            (145)          --            (379)
                                                                           -------       -------        -------       -------
       Net earnings .................................................      $ 2,239       $ 1,060        $ 4,137       $ 2,028
                                                                           -------       -------        -------       -------
     Weighted average common shares outstanding .....................       10,001         9,276          9,677         9,260
                                                                           -------       -------        -------       -------
     Basic earnings (losses) per share:
       Net earnings from continuing operations ......................      $  0.22       $  0.13        $  0.43       $  0.26
       Net loss from discontinued operations, net of tax ............         --           (0.02)          --           (0.04)
                                                                           -------       -------        -------       -------
       Net earnings .................................................      $  0.22       $  0.11        $  0.43       $  0.22
                                                                           =======       =======        =======       =======

     Diluted EPS Computation
       Net earnings from continuing operations ......................      $ 2,239       $ 1,205        $ 4,137       $ 2,407

       Interest and expenses related to convertible debentures ......          196          --              436          --
                                                                           -------       -------        -------       -------
       Adjusted net earnings from continuing operations .............        2,435         1,205          4,573         2,407
       Net loss from discontinued operations, net of tax ............         --            (145)          --            (379)
                                                                           -------       -------        -------       -------
       Adjusted net earnings ........................................      $ 2,435       $ 1,060        $ 4,573       $ 2,028
                                                                           -------       -------        -------       -------
     Diluted common shares outstanding:
       Weighted average common shares outstanding ...................       10,001         9,276          9,677         9,260
       Stock options ................................................          535           169            493           151
       Convertible debentures .......................................        1,808          --            1,984          --
                                                                           -------       -------        -------       -------
     Diluted common shares outstanding ..............................       12,344         9,445         12,154         9,411
                                                                           -------       -------        -------       -------
     Diluted earnings (losses) per share:
       Net earnings from continuing operations ......................      $  0.20       $  0.13        $  0.38       $  0.26
       Net loss from discontinued operations, net of tax ............         --           (0.02)          --           (0.04)
                                                                           -------       -------        -------       -------
       Net earnings .................................................      $  0.20       $  0.11        $  0.38       $  0.22
                                                                           =======       =======        =======       =======


     In the computation of earnings per common share for the six-month periods ended September 30, 1999, the assumed conversion of the Company's 9% Senior Subordinated Convertible Debentures were excluded because their inclusion would have been antidilutive. The Company's 12% Convertible Subordinated Promissory Notes (which were fully liquidated in the second quarter of fiscal 2000) were also excluded from the computation of earnings per share for the year to date period ended September 30, 1999 as their inclusion would have been antidilutive.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6.   COMPREHENSIVE EARNINGS

                                                                            (IN THOUSANDS)
                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                      -------------------------          -------------------------
                                                        2000             1999             2000            1999
                                                      -------           -------          -------           -------
Comprehensive earnings
     Net earnings ................................    $ 2,239           $ 1,060          $ 4,137           $ 2,028
                                                      -------           -------          -------           -------
     Other comprehensive (losses) earnings:
         Foreign currency translation adjustment..       (469)              959           (2,040)            1,119
                                                      -------           -------          -------           -------
     Comprehensive earnings ......................    $ 1,770           $ 2,019          $ 2,097           $ 3,147
                                                      =======           =======          =======           =======

7.   RESTRUCTURING CHARGE

     During fiscal 2000, the Company recorded restructuring charges totaling approximately $2.2 million. The Company's restructuring initiatives impacted the Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group (FSCG) operating segments and DRS Corporate Headquarters. EOSG recorded a restructuring charge of approximately $831,000 primarily for costs relating to consolidating two facilities into one in Oakland, New Jersey, as of March 31, 2000. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. ("DRS Hadland") and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate Headquarters recorded a restructuring charge of approximately $560,000 for severance and other employee related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. A portion of the termination benefits will be paid in accordance with contractual terms over the next two years. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of September 30, 2000:

                                                                         (IN THOUSANDS)
                                                     LIABILITY AT           UTILIZED            LIABILITY AT
                                                    MARCH 31, 2000        FISCAL 2001        SEPTEMBER 30, 2000
                                                    --------------        -----------        ------------------
     Estimated lease commitments
       and related facility costs ...............   $          328        $       187        $              141
     Severance / Employee costs .................              690                219                       471
                                                    --------------        -----------        ------------------
     Total ......................................   $        1,018        $       406        $              612
                                                    ==============        ===========        ==================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


8.   OPERATING SEGMENTS

     DRS operates in three principal business segments on the basis of products and services offered. Each operating unit is comprised of separate and distinct businesses: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's operations in these segments for the fiscal quarters and six-month periods ended September 30, 2000 and 1999 are as follows:




                                                                      (IN THOUSANDS)
                                              ESG              EOSG           FSCG           OTHER           TOTAL
                                           ---------       ---------       --------       --------       ---------
Quarter Ended September 30, 2000
  Total Revenues ....................      $  45,688       $  39,792       $ 19,127       $  2,636       $ 107,243
    Intersegment Revenues ...........      $    --         $     (16)      $   --         $   --         $     (16)
  External Revenues .................      $  45,688       $  39,776       $ 19,127       $  2,636       $ 107,227
  Operating income (loss) ...........      $   3,762       $   5,122       $   (689)      $    308       $   8,503
  Identifiable assets ...............      $ 104,148       $ 137,980       $ 78,173       $ 16,616       $ 336,917
  Depreciation and amortization .....      $     909       $   1,936       $  1,003       $    554       $   4,402
  Capital expenditures ..............      $   1,019       $   3,194       $    805       $    814       $   5,832

Quarter Ended September 30, 1999
  Total Revenues ....................      $  41,777       $  32,814       $ 11,905       $  2,293       $  88,789
    Intersegment Revenues ...........      $     (93)      $    (395)      $    (48)      $   --         $    (536)
  External Revenues .................      $  41,684       $  32,419       $ 11,857       $  2,293       $  88,253
  Operating income (loss) ...........      $   2,872       $   1,743       $    522       $    (18)      $   5,119
  Identifiable assets ...............      $  96,807       $ 144,868       $ 59,182       $ 21,642       $ 322,499
  Depreciation and amortization .....      $     795       $   2,027       $    745       $    541       $   4,108
  Capital expenditures ..............      $     408       $     137       $    103       $    164       $     812

                                                                      (IN THOUSANDS)
                                              ESG             EOSG           FSCG           OTHER           TOTAL
                                           ---------       ---------       --------       --------       ---------
Six Months Ended September 30, 2000
  Revenues ..........................      $  87,225       $  79,347       $ 30,418       $  4,818       $ 201,808
    Intersegment Revenues ...........      $    --         $     (60)      $   --         $   --         $     (60)
  External Revenues .................      $  87,225       $  79,287       $ 30,418       $  4,818       $ 201,748
  Operating income ..................      $   6,262       $   8,952       $    256       $    188       $  15,658
  Identifiable assets ...............      $ 104,148       $ 137,980       $ 78,173       $ 16,616       $ 336,917
  Depreciation and amortization .....      $   1,790       $   3,854       $  1,798       $  1,102       $   8,544
  Capital expenditures ..............      $   1,514       $   4,037       $  1,848       $  1,013       $   8,412

Six Months Ended September 30, 1999
  Revenues ..........................      $  85,328       $  61,946       $ 23,089       $  4,175       $ 174,538
    Intersegment Revenues ...........      $     (93)      $    (498)      $    (48)      $   --         $    (639)
  External Revenues .................      $  85,235       $  61,448       $ 23,041       $  4,175       $ 173,899
  Operating income (loss) ...........      $   6,059       $   3,802       $  1,434       $   (902)      $  10,393
  Identifiable assets ...............      $  96,807       $ 144,868       $ 59,182       $ 21,642       $ 322,499
  Depreciation and amortization .....      $   1,707       $   4,189       $  1,491       $  1,176       $   8,563
  Capital expenditures ..............      $     777       $     508       $    378       $    388       $   2,051

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


9.   CASH FLOW INFORMATION

                                                        (IN THOUSANDS)
                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                   2000                1999
                                                ---------           ----------
Cash paid for:
  Income taxes ...........................      $   4,917           $    5,935
  Interest ...............................      $   6,686           $    6,807



     During the six-months ended September 30, 2000, holders of approximately $8.7 million of the Company's 9% Senior Subordinated Convertible debentures converted their debentures into approximately 1.0 million shares of the Company's common stock. The Company recorded an approximately $305,000 non-cash charge in connection with the conversion.

     In connection with the sale of the magnetic tape head businesses the Company received a $2.0 million promissory note from the buyer.


10.  CONTINGENCIES

     The Company is party to various legal actions and claims arising in the ordinary course of its business. In Management's opinion, the Company has adequate legal defenses for each of the actions and claims and that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of the investigation

     The Company is presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. The Company is also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which the Company acquired, through certain subsidiaries, certain assets of Raytheon.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and results of continuing operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of September 30, 2000 and for the three- and six-month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the audited consolidated financial statements and related notes.

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

DISCONTINUED OPERATION

On May 18, 2000, the Company's Board of Directors approved an agreement to sell its magnetic tape head businesses located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria, and on August 31, 2000, the Company completed the sale. The sale of the magnetic tape head business represents a strategic decision by the Company to focus its resources on its core businesses. The Company has restated its financial statements for the three- and six-month periods ended September 30, 1999, to reflect these business units as discontinued operations.

BUSINESS COMBINATIONS

On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in stock (approximately 355,000 shares of DRS Common Stock). The Company funded the cash portion of this acquisition through borrowings under its revolving credit facility. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of the DRS Flight Safety and Communications Group. The acquisition of DRS Communications Company added approximately $25.9 million to the Company's backlog as of the acquisition date. The acquisition has been accounted for using the purchase method of accounting. The excess of costs over the estimated fair value of identifiable net assets acquired, and the appraised value of certain identified intangible assets were approximately $2.6 million and $3.3 million, respectively, and are being amortized on a straight-line basis over twenty years and ten years, respectively. In connection with the acquisition, the Company incurred approximately $369,000 in transaction costs. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The results of the acquired business have been included in the consolidated financial statements since the acquisition date.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


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

Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. A portion of the termination benefits will be paid in accordance with contractual terms over the next two years. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of September 30, 2000:



                                                            (IN THOUSANDS)
                                         LIABILITY AT         UTILIZED             LIABILITY AT
                                        MARCH 31, 2000      FISCAL 2001        SEPTEMBER 30, 2000
                                        --------------      -----------        ------------------
 Estimated lease commitments
   and related facility costs ........      $   328            $ 187                  $ 141
 Severance / Employee costs ..........          690              219                    471
                                            -------            -----                  -----
 Total ...............................      $ 1,018            $ 406                  $ 612
                                            =======            =====                  =====



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

Consolidated revenues for the three- and six-month periods ended September 30, 2000 increased $19.0 million and $27.8 million, respectively, as compared with the corresponding prior year periods. The revenue growth in the first half of fiscal 2001 was primarily attributable to increased shipments of the Company's second generation ground electro-optical sighting systems and infrared detectors, as well as increases in electro-optical contract manufacturing and AN/UYQ-70 Advanced Display System engineering. Operating income increased approximately 66% and 51% for the three- and six-month periods ended September 30, 2000, respectively, as compared to the same periods in fiscal 2000. The increases in operating income was due to the overall increase in revenues and lower operating expenses at certain operating units. Also impacting the increases in revenue and operating income during the first half of fiscal 2001, as compared to the corresponding prior year period, was the inclusion of the operating results of the Company's fiscal 2001 acquisition of DRS Communications Company. See discussion of operating segments below for additional information.

Interest and related expenses increased approximately $603,000 and $565,000 for the three- and six-month periods ended September 30, 2000, respectively, as compared with the corresponding prior year periods. These increases were primarily driven by an approximately $305,000 charge relating to the conversion of the Company's 9% Senior Subordinated Convertible Debentures during the second quarter of fiscal 2001,

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


and higher interest rates during the three- and six-month periods ended September 30, 2000, as compared with the same periods in fiscal 1999.

The provision for income taxes for the first half of fiscal 2001 reflects an annual estimated effective income tax rate of approximately 51%, versus 40% for fiscal 2000. The increase in the effective tax rate for fiscal 2001 is primarily due to the following: the continued improvement in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions; losses in the Company's U.K. operations which may not be deductible; the effect of non-deductible goodwill and the Company's expectation that certain domestic and foreign tax benefits recognized in fiscal 2000 will not be recurring in fiscal 2001.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three- and six-month periods ended September 30, 2000 was $12.6 million and $23.6 million, respectively, an increase of approximately 35% and 26% over the three- and six-month periods ended September 30, 1999, respectively.

OPERATING SEGMENTS

DRS operates in three principal business segments on the basis of products and services offered. Each operating unit is comprised of separate and distinct businesses: the Electronic Systems Group (ESG); the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

o ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG performs field service and depot level repairs for its products, as well as other manufacturers' systems, and also provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs. ESG markets directly to various U.S. Government agencies, primarily in the intelligence community, and has teamed with leading corporations, such as General Dynamics and Lockheed Martin.

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

o FSCG is a leading manufacturer of deployable flight emergency or "black box" recording equipment. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG also manufactures shipboard communications and infrared laser warning and range finder displays for Canadian and other foreign navies and is a leading manufacturer of ultra high-speed digital imaging systems. FSCG is also the leading supplier of Link 11 Data Terminal Systems for NATO and allied international navies and manufactures and markets ship and ground surveillance radar and infrared imaging systems.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES



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

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:




                            (IN THOUSANDS, EXCEPT FOR PERCENTAGES)

                            THREE MONTHS ENDED    THREE MONTHS ENDED        SIX MONTHS ENDED       SIX MONTHS ENDED
                              SEPTEMBEER 30,       PERCENT CHANGES            SEPTEMBER 30,        PERCENT CHANGES
                         ----------------------- ---------------------   ----------------------- -------------------
                            2000        1999        2000 VS. 1999           2000        1999       2000 VS. 1999
                         ----------- ----------- ---------------------   ----------- ----------- -------------------
ESG

External Revenues           $45,688     $41,684          9.6%               $87,225     $85,235         2.3%

Operating income            $ 3,762     $ 2,872         31.0%               $ 6,262     $ 6,059         3.4%

Operating margin               8.2%        6.9%         19.5%                  7.2%        7.1%         1.0%

EOSG

External Revenues           $39,776     $32,419         22.7%               $79,287     $61,448        29.0%

Operating income            $ 5,122     $ 1,743        193.9%               $ 8,952     $ 3,802       135.5%

Operating margin              12.9%        5.4%        139.5%                 11.3%        6.2%        82.5%

FSCG

External Revenues           $19,127     $11,857         61.3%               $30,418     $23,041        32.0%

Operating (loss) income     $  (689)    $   522       (232.0%)              $   256     $ 1,434       (82.1%)

Operating margin               (3.6%)       4.4%       (181.8%)                 0.8%        6.2%       (86.5%)

OTHER

External Revenues           $ 2,636     $ 2,293         15.0%               $ 4,818     $ 4,175        15.4%

Operating income (loss)     $   308     $   (18)      1811.1%               $   188     $  (902)      120.8%

Operating margin              11.7%       (0.8%)      1588.5%                  3.9%      (21.6%)      118.1%




ESG: ESG's increase in revenues for the three-month period ended September 30, 2000, as compared with the three-month period ended September 30, 1999, was due primarily to an increase in engineering relating to the AN/UYQ-70 Advanced Display System, increased shipments of Explorer portable workstations and AN/SPS-67(V)3 search and navigation radar systems, offset in part by a decrease in shipments of certain rugged computers and peripherals in Europe. The increase in operating income and operating margin in the second quarter of fiscal 2001, as compared to the corresponding prior period, was driven by the increase in revenues, the realization of cost savings associated with the consolidation of certain production facilities, and a change in product mix. Revenues and operating income for the six-month period ended September 30, 2000 increased slightly, as compared with prior year results for the same period. This increase was driven by higher fiscal 2001 second quarter revenue and operating income, as discussed above, offset in part by a decrease in first and second quarter shipments of certain rugged computer and peripheral products in Europe with corresponding lower margins due to less favorable absorption of fixed operating expenses associated with lower production volumes.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


EOSG: For the three- and six-month periods ended September 30, 2000 revenues increased by approximately $7.4 million and $17.8 million, respectively, as compared with the three- and six-month periods ended September 30, 1999. The increases in revenues were driven by increased shipments of the Group's second generation ground electro-optical sighting systems, infrared detectors, and boresighting systems, as well as increases in electro-optical contract manufacturing. Operating income for the three- and six-month periods ended September 30, 2000, increased $3.4 million and $5.2 million as compared with the corresponding prior periods. The increases in operating income were primarily driven by the increases in revenues, a change in product mix, and the realization of management's fiscal 2000 reductions in overall production costs on a certain long-term production program. Shipments under the current production contract for such program commenced in the third quarter of fiscal 2000, and as such the benefits of management's fiscal 2000 efforts to reduce overall production costs (primarily by identifying and procuring certain materials and subassemblies from alternate suppliers) are not reflected in the fiscal 2000 second quarter operating results. Operating income for the three- and six-month periods ended September 30, 2000 also include a $1.1 million cumulative profit adjustment relating to a certain long-term production program acquired in connection with a purchase business combination. Estimates to complete this program were revised this quarter to reflect the benefit of management's efforts to reduce general and administrative expenses. EOSG's operating income for the three- and six-month periods ended September 30, 2000 also include charges of approximately $880,000 for revisions to estimates to complete on other long-term production programs. Also driving the increases in fiscal 2001 operating income and operating margins, as compared with the prior year period, was the fact that EOSG's operating income for the six-month period ended September 30, 1999 included a charge of $450,000 for certain product warranty reserve issues.

FSCG: Revenue increased $7.2 million and $7.4 million for the three- and six-month periods ended September 30, 2000, respectively, as compared with the corresponding prior periods. The increases in revenues are primarily attributed to the acquisition of General Atronics Corporation (now operating as DRS Communications Company, LLC) during the first quarter of fiscal 2001, as well as continued growth in the Group's contract manufacturing and shipboard communications businesses. These increases were partially offset by delayed and decreased orders for the Group's high-speed cameras and certain mission data recording systems. The General Atronics acquisition contributed to the FSCG operating segment approximately $8.3 million in revenues. Operating income decreased $1.2 million for the three- and six-month periods ended September 30, 2000. These decreases in operating income and the corresponding decreases in operating margin were primarily due to the decreases in revenues for the Group's high-speed cameras and certain mission data recording systems, as discussed above. In addition, the Group recorded a charge of approximately $1.4 million in the second quarter of fiscal 2001 for additional charges expected to be incurred in connection with the completion of the development of a new mission data recording system for the U.S. Navy. Partially offsetting such decreases, DRS Communications Company LLC contributed approximately $711,000 of operating income to the Group for the three-month period ended September 30, 2000.

Other: The increase in revenues for the three- and six-month periods ended September 30, 2000, as compared with the corresponding prior periods, was primarily due to increased shipments of components used to manufacture disk drive media. This revenue growth resulted from the improvement in the computer disk drive marketplace and improved marketing of DRS Ahead's products and services. The increase in operating income and improvement in operating margins was a result of increased revenues and the impact of previously implemented cost reduction initiatives at DRS Ahead. In addition to the cost reduction initiatives, the increase in operating income reflects the allocation of certain costs to the operating units, which had previously been recorded at DRS Corporate.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES



FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow data for the Company for the six-month periods ended September 30, 2000 and September 30 1999:




                                                                                   (IN THOUSANDS)
                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                                         ---------------------------------
                                                                            2000                   1999
                                                                         ---------               ---------
 Net cash provided by (used in) operating activities ..................  $  13,442               $  (9,920)
 Net cash used in investing activities ................................  $ (12,030)              $ (10,623)
 Net cash provided by financing activities ............................  $   3,123               $  17,233




Operating cash flow for the six-months ended September 30, 2000 improved by approximately $23.4 million as compared with the corresponding prior year period. This improvement primarily results from increased earnings (net of adjustments for non-cash items), increases in cash flows from changes in certain liabilities and a decrease in liquidation of advanced payments.

Net cash used in investing activities for the six-month period ended September 30, 2000 included approximately $7.0 million relating to the acquisition of General Atronics Corporation and $8.4 million for capital expenditures. These uses of cash were partially offset by a $3.0 million payment received in connection with the sale of the Company's magnetic tape head businesses.

Net cash provided by financing activities is primarily due to increased borrowings under the Company's $80 million (subject to a borrowing base calculation) revolving line of credit with Mellon Bank, N.A, as agent (Mellon
Bank), maturing on October 20, 2003 (Line of Credit). During the six-month period ended September 30, 2000, the Company borrowed approximately $37.4 million under the Line of Credit and repaid approximately $29.0 million. Of the total $37.4 million borrowed, approximately $7.0 million was used to acquire the net assets of General Atronics Corporation during the first quarter of fiscal 2001 and is classified as long-term debt. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of September 30, 2000, the Company had approximately $40.8 million available under the Line of Credit, after satisfaction of its borrowing base requirement. The Company also has a term loan facility with Mellon Bank, in the form of two term loans. During the six-months ended September 30, 2000, the Company paid $5.4 million in principal payments against these term loans.

During the six-months ended September 30, 2000, holders of approximately $8.7 million of the Company's 9% Senior Subordinated Convertible debentures elected to convert their debentures into approximately 1.0 million shares of the Company's common stock.

The Company actively seeks to finance its business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. Management continually reviews the changing financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness.

The Company's total debt to trailing twelve-month EBITDA improved to 2.4x at September 30, 2000, from 3.6x at September 30, 1999. The improvement in fiscal 2001 was driven by increased earnings as well as a $21.7 million reduction in total debt from September 30, 1999 to September 30, 2000.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


BACKLOG

Backlog at September 30, 2000 was approximately $426.2 million as compared with $388.1 million at March 31, 2000. The Company booked approximately $218.7 million in new orders in the first six months of fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $160 million secured credit facility with Mellon Bank, N.A., as agent, are sensitive to changes in interest rates as such borrowings bear interest at variable rates. In January 1998, and January 1999 the Company entered into interest rate collar agreements (the Collar Agreements) to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of September 30, 2000 and March 31, 2000 follows:




                                       (IN THOUSANDS)
   Effective         Expiration        Notional Amount                        Variable Rate     Ceiling     Floor
     Date               Date         September 30, 2000    March 31, 2000          Base           Rate       Rate
--------------    ---------------    ------------------    --------------     -------------     -------     ------
April 8, 1998     January 8, 2001          $  6,200           $  6,200            CAD-BA*         6.35%      4.84%
April 26, 1999    January 26, 2002         $ 20,000           $ 20,000            LIBOR**         5.75%      4.80%

   * - Canadian Bankers Acceptance Rate
   ** - London Interbank Offered Rate




The variable interest rates established under the Collar Agreements for the Company's LIBOR and Canadian Bankers Acceptance Rate-based collars as of September 30, 2000 were 6.71% and 5.87%, respectively.

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

In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States
v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of the investigation

We are presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. We are also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On August 9, 2000, the Company held its Annual Meeting of Stockholders at the offices of Mellon Bank, N.A., 200 Park Avenue, New York, New York. The following matters were submitted to a vote of stockholders:

(i) to amend Article III, Section 2 of the Company's By-Laws to increase the minimum and maximum number of directors so that the whole Board of Directors shall be constituted of not less than seven nor more than eleven members;

(ii) to elect three Class II directors, each to hold office for a term of three years;

(iii) to amend DRS' 1996 Omnibus Plan (the Plan) to increase the number of shares of DRS Common Stock reserved for issuance under the Plan by 975,000 shares of Common Stock;

(iv) to consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as the independent certified public accountants for the Company

With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

                                               For       Against     Abstaining
                                               ---       -------     ----------
Proposal (i):                               8,146,518     46,449       28,409
Proposal (ii):
     Mark N. Kaplan                         8,181,220     40,156            0
     Ira Albom                              8,180,995     40,381            0
     General Dennis J. Reimer, USA (Ret.)   8,181,493     39,883            0
Proposal (iii):                             3,108,364    438,872       28,462
Proposal (iv):                              8,180,013     28,095       13,268


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



                                  DRS TECHNOLOGIES, INC.
                                  ----------------------
                                        Registrant



Date: November 9, 2000            /s/ RICHARD A. SCHNEIDER
                                  ----------------------------------------------
                                  Richard A. Schneider
                                  Executive Vice President, Chief Financial
                                    Officer and Treasurer