Form 10-Q
period 2000-12-31
DRS TECHNOLOGIES INC
filed 2001-02-14
CIK 28630

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

                For the quarterly period ended December 31, 2000


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

                          Yes [X]                No [ ]

       As of February 9, 2001, 11,940,046 shares of DRS Technologies, Inc.
                Common Stock, $.01 par value, were outstanding.


================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.                  FINANCIAL INFORMATION                                                              PAGE NO.
            ITEM 1.       Financial Statements

                          Condensed Consolidated Balance Sheets--December 31, 2000 and
                          March 31, 2000..................................................................       1

                          Condensed Consolidated Statements of Earnings--Three and Nine Months Ended
                          December 31, 2000 and 1999......................................................       2

                          Condensed Consolidated Statements of Cash Flows--Nine Months Ended December 31,
                          2000 and 1999...................................................................       3

                          Notes to Condensed Consolidated Financial Statements............................       4-9

             ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                          Operations......................................................................       10-17

             ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk......................       18

PART II.                  OTHER INFORMATION

             ITEM 1.      Legal Proceedings...............................................................       19

             ITEM 6.      Exhibits and Reports on Form 8-K................................................       19

SIGNATURES                ................................................................................       20


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                  DECEMBER 31, 2000        MARCH 31, 2000
                                                                  -----------------        --------------
                                                                    (UNAUDITED)
                                                  ASSETS
Current assets:

     Cash and cash equivalents ..................................      $  8,570                $  3,778
     Accounts receivable, net ...................................        79,390                  80,894
     Inventories, net of progress payments ......................        76,857                  62,326
     Prepaid expenses and other current assets ..................         7,423                   6,326
     Net current assets of discontinued operations ..............             -                   5,309
                                                                       --------                --------
                 Total current assets ...........................       172,240                 158,633
                                                                       --------                --------
Property, plant and equipment, less accumulated
    depreciation and amortization of $37,091 and
    $28,033 at December 31, 2000 and March 31,
    2000, respectively ..........................................        34,070                  29,006
                                                                       --------                --------
Goodwill and related intangible assets, less
    accumulated amortization of $19,803 and
    $14,821 at December 31, 2000 and March 31,
    2000, respectively ..........................................       119,651                 125,321
                                                                       --------                --------
Deferred income taxes and other noncurrent assets ...............         5,164                   7,138
                                                                       --------                --------

                                                                       $331,125                $320,098
                                                                       ========                ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt .....................      $ 12,982                $  5,699
     Short-term bank debt .......................................             -                  17,781
     Accounts payable ...........................................        24,544                  28,295
     Accrued expenses and other current liabilities .............        94,867                  85,474
                                                                       --------                --------
                   Total current liabilities ....................       132,393                 137,249

Long-term debt, excluding current installments ..................        87,704                  97,695
Other noncurrent liabilities ....................................         9,653                   6,970
                                                                       --------                --------
                   Total liabilities ............................       229,750                 241,914
                                                                       --------                --------
Stockholders' equity:
Preferred Stock, no par value. Authorized
    2,000,000 shares; no shares issued at
    December 31, 2000 and March 31, 2000 ........................             -                       -
Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued
     11,624,755 and 9,717,020 shares at
     December 31, 2000 and March 31, 2000, respectively .........           116                      97
Additional paid-in capital ......................................        65,778                  48,584
Retained earnings ...............................................        39,663                  32,047
Accumulated other comprehensive losses ..........................        (1,881)                    (86)
Treasury stock, at cost:
     440,939 shares of Common Stock at December 31, 2000
     and March 31, 2000 .........................................        (1,988)                 (1,988)

Unamortized restricted stock compensation .......................          (313)                   (470)
                                                                       --------                --------
     Net stockholders' equity ...................................       101,375                  78,184
                                                                       --------                --------
Commitments and contingencies ...................................      $331,125                $320,098
                                                                       ========                ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)


                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------       ------------------------------
                                                            2000             1999               2000              1999
                                                            ----             ----               ----              ----
Revenues                                                 $ 95,935          $103,570           $297,683         $ 277,469
Costs and expenses ..................................     (85,844)          (96,450)          (271,934)         (259,956)
                                                         --------          --------           --------         ---------
   Operating income .................................      10,091             7,120             25,749            17,513

Other income, net ...................................        (149)             (242)              (191)             (536)
Interest and related expenses .......................       2,618             3,424              9,262             9,503
                                                         --------          --------           --------         ---------
   Earnings from continuing operations before
      minority interests and income taxes ...........       7,622             3,938             16,678             8,546

Minority interests ..................................         375               385                970               955
                                                         --------          --------           --------         ---------
   Earnings from continuing operations before
      income taxes ..................................       7,247             3,553             15,708             7,591

Income taxes ........................................       3,768             1,433              8,092             3,063
                                                         --------          --------           --------         ---------

   Earnings from continuing operations ..............       3,479             2,120              7,616             4,528

Loss from discontinued operations, net of tax
   benefit of $149 and $312 .........................           -              (347)                 -              (727)
                                                         --------          --------           --------         ---------
   Net earnings .....................................    $  3,479          $  1,773           $  7,616         $   3,801
                                                         ========          ========           ========         =========
Earnings per share of common stock

   Basic earnings per share:
     Earnings from continuing operations ............    $   0.32          $   0.23           $   0.76         $    0.49
     Loss from discontinued operations, net of tax ..           -             (0.04)                 -             (0.08)
     Net earnings ...................................    $   0.32          $   0.19           $   0.76         $    0.41

   Diluted earnings per share:
     Earnings from continuing operations ............    $   0.28          $   0.21           $   0.66         $    0.46
     Loss from discontinued operations, net of tax ..           -             (0.03)                 -             (0.06)
     Net earnings ...................................    $   0.28          $   0.18           $   0.66         $    0.40



     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  (IN THOUSANDS)
                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                          2000                   1999
                                                                    ----------------       ----------------
Cash flows from operating activities
     Net earnings ................................................     $  7,616                $  3,801

Adjustments to reconcile net earnings to cash
flows from operating activities:
     Net loss from discontinued operations .......................            -                     727
     Depreciation and amortization ...............................       12,456                  12,765
     Other, net ..................................................        1,311                   3,357

Changes in assets and liabilities, net of effects from
   business combinations:
     Decrease in accounts receivable .............................        4,613                   8,049
     (Increase) decrease in inventories ..........................      (11,406)                  2,435
     (Increase) decrease in prepaid expenses and other
        current assets ...........................................         (356)                  2,112
     Decrease in accounts payable                                        (4,739)                (16,767)
     Increase (decrease) in accrued expenses and other
        current liabilities ......................................       10,485                 (16,626)
     Increase (decrease) in customer advances ....................        1,813                  (9,857)
     Other, net ..................................................        1,007                     638
                                                                       --------                --------
     Net cash provided by (used in) operating activities of
        continuing operations ....................................       22,800                  (9,366)
     Net cash used in operating activities of discontinued
        operations ...............................................            -                    (407)
                                                                       --------                --------
     Net cash provided by (used in) operating activities .........       22,800                  (9,773)
                                                                       --------                --------
Cash flows from investing activities
     Capital expenditures ........................................      (10,339)                 (3,249)
     Payments pursuant to business combinations, net of
        cash acquired ............................................       (6,979)                 (8,656)
     Proceeds from sale of discontinued operations ...............        3,525                       -
     Other, net ..................................................          770                    (104)
                                                                       --------                --------
     Net cash used in investing activities of continuing
      operations .................................................      (13,023)                (12,009)
     Net cash used in investing activities of discontinued
      operations .................................................            -                    (152)
                                                                       --------                --------

     Net cash used in investing activities .......................      (13,023)                (12,161)
                                                                       --------                --------
Cash flows from financing activities
     Net borrowings of short-term debt ...........................            -                  11,542
     Net payments on long-term debt ..............................      (14,233)                 (3,715)

     Net proceeds from acquisition-related debt ..................        7,000                   8,000
     Other, net ..................................................          654                    (682)
                                                                       --------                --------
     Net cash (used in) provided by financing activities .........       (6,579)                 15,145
                                                                       --------                --------
Effect of exchange rates on cash and cash equivalents ............        1,594                    (453)
                                                                       --------                --------
Net increase (decrease) in cash and cash equivalents .............        4,792                  (7,242)
Cash and cash equivalents, beginning of period ...................        3,778                  10,031
                                                                       --------                --------
Cash and cash equivalents, end of period .........................     $  8,570                $  2,789
                                                                       ========                ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal and recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position as of December 31, 2000, and the results of operations for the three- and nine-month periods and cash flows for the nine-month periods ended December 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated. The results of operations for the three- and nine-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

   On August 31, 2000, the Company completed the sale of its magnetic tape head business units located in St. Croix Falls, Wisconsin and Razlog, Bulgaria (see Note 2. Discontinued Operations). Accordingly, the Company has restated its financial statements for the periods ended December 31, 1999 to present the operating results of these business units as discontinued operations.

   The Company has reclassified its working capital obligations from short-term debt to long-term debt, excluding current installments, on the December 31, 2000 Condensed Consolidated Balance Sheets to reflect the intent of the borrowings and their maturity date of October 1, 2003. Certain other items in the accompanying notes to the December 31, 1999 Condensed Consolidated Financial Statements have been reclassified to conform to the fiscal 2001 presentation.

   Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on these contracts at least quarterly and in many cases more frequently. Revisions in profit estimates are reflected in the period in which the facts, which require the revisions, become known. If the estimated cost to complete a contract changes from the previous estimate, the Company will record a cumulative profit adjustment. In the three- and nine-month periods ended December 31, 2000, the Company recorded cumulative profit adjustments of $5.2 million and $6.3 million, respectively, on certain long-term contracts. The three- and nine-month periods ended December 31, 1999 include a cumulative profit adjustment of $2.9 million.

2. DISCONTINUED OPERATIONS

   On May 18, 2000, the Company's Board of Directors approved an agreement to sell the Company's magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria, and on August 31, 2000, the Company completed the sale. In fiscal 2000, in anticipation of the sale of the magnetic tape head business units, the Company recorded a $2.1 million charge, net of tax, on the disposal of these operations. Actual income from discontinued operations for the five months ended August 31, 2000 was $135,000 greater than estimated at March 31, 2000. Other costs associated with the disposal substantially offset the improvement in operating results and, as such, no adjustment to the loss on disposal of discontinued operations recorded at March 31, 2000 was required.

3. BUSINESS COMBINATIONS

   On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in stock (approximately 355,000 shares of DRS Common Stock). The Company funded the cash portion of this acquisition through borrowings under its revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of the DRS Flight Safety and Communications Group. The acquisition has been accounted for

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


   using the purchase method of accounting. The excess of costs over the estimated fair value of identifiable net assets acquired and the appraised value of certain identified intangible assets were approximately $2.6 million and $3.3 million, respectively, and are being amortized on a straight-line basis over twenty years and ten years, respectively. In connection with the acquisition, the Company incurred approximately $369,000 in transaction costs. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The results of the acquired business have been included in the Consolidated Financial Statements of the Company since the acquisition date.

   In the fourth quarter of fiscal 2000 the Company closed its Longmont, Colorado facility, which was acquired as part of the Company's acquisition of NAI Technologies, Inc. in the fourth quarter of fiscal 1999. Engineering and production performed at this facility were transferred to other DRS locations. Approximately $1.5 million was recorded in fiscal 2000, as an adjustment to acquisition cost, for costs incurred in connection with closing the facility. The following table reconciles the related liability at March 31, 2000 to the liability as of December 31, 2000:



                                                                               (IN THOUSANDS)
                                                         LIABILITY AT             UTILIZED              LIABILITY AT
                                                        MARCH 31, 2000           FISCAL 2001         DECEMBER 31, 2000
                                                        --------------           -----------         -----------------
       Severance/Employee costs .......................     $1,195                 $1,195                   $ -
       Estimated lease commitments and
          related facility costs ......................        215                    215                     -
                                                            ------                 ------                   ----
       Total ..........................................     $1,410                 $1,410                   $ -
                                                            ======                 ======                   ====

4. INVENTORIES

     Inventories are summarized as follows:

                                                                             (IN THOUSANDS)
                                                       DECEMBER 31, 2000                       MARCH 31, 2000
                                                       -----------------                       --------------
Work-in-process .......................................     $ 96,303                              $79,058
Raw material and finished
   goods ..............................................        6,804                               10,917
                                                            --------                              -------
                                                             103,107                               89,975
                                                            --------                              -------
Less progress payments ................................      (26,250)                             (27,649)
                                                            --------                              -------
Total .................................................     $ 76,857                              $62,326
                                                            ========                              =======






   General and administrative costs included in work-in-process were approximately $18.6 million and $12.7 million at December 31, 2000 and March 31, 2000, respectively. General and administrative expenses included in costs and expenses amounted to approximately $14.0 million and $18.4 million for the three-month periods ended December 31, 2000 and 1999, respectively, and approximately $50.7 million and $49.2 million for the nine-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $2.0 million and $3.1 million for the fiscal quarters ended December 31, 2000 and 1999, respectively, and approximately $6.1 million and $6.9 million, respectively, for the nine-month periods then ended.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5. EARNINGS PER SHARE

   The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                     ---------------------------   ---------------------------
                                                         2000           1999           2000           1999
                                                     ------------   ------------   ------------   ------------
Basic EPS Computation
   Net earnings from continuing operations .......     $ 3,479        $ 2,120        $ 7,616        $ 4,528
   Net loss from discontinued operations, net of
      tax ........................................           -           (347)             -           (727)
                                                       -------        -------        -------        -------
   Net earnings ..................................     $ 3,479        $ 1,773        $ 7,616        $ 3,801
                                                       -------        -------        -------        -------
Weighted average common shares outstanding .......      10,734          9,276         10,030          9,266
                                                       -------        -------        -------        -------
Basic earnings (losses) per share:
   Net earnings from continuing operations .......       0.32         $  0.23        $  0.76        $  0.49
   Net loss from discontinued operations, net of
      tax ........................................           -          (0.04)             -          (0.08)
                                                       -------        -------        -------        -------
   Net earnings ..................................     $  0.32        $  0.19        $  0.76        $  0.41
                                                       =======        =======        =======        =======

Diluted EPS Computation
   Net earnings from continuing operations .......     $ 3,479        $ 2,120        $ 7,616        $ 4,528
   Interest and expenses related to convertible
      debentures .................................         124            284            560            849
                                                       -------        -------        -------        -------
   Adjusted net earnings from continuing
      operations .................................       3,603          2,404          8,176          5,377
   Net loss from discontinued operations, net of
      tax ........................................           -           (347)             -           (727)
                                                       -------        -------        -------        -------
   Adjusted net earnings .........................     $ 3,603        $ 2,057        $ 8,176        $ 4,650
                                                       -------        -------        -------        -------
Diluted common shares outstanding:
   Weighted average common shares outstanding ....      10,734          9,276         10,030          9,266
   Stock options and warrants.....................         825            146            604            151
   Convertible debentures ........................       1,140          2,162          1,702          2,162
                                                       -------        -------        -------        -------
Diluted common shares outstanding ................      12,699         11,584         12,336         11,579
                                                       -------        -------        -------        -------
Diluted earnings (losses) per share:
   Net earnings from continuing operations .......     $  0.28        $  0.21        $  0.66        $  0.46
   Net loss from discontinued operations, net of
      tax ........................................           -          (0.03)             -          (0.06)
                                                       -------        -------        -------        -------
   Net earnings ..................................     $  0.28        $  0.18        $  0.66        $  0.40
                                                       =======        =======        =======        =======


     The Company's 12% Convertible Subordinated Promissory Notes (which were fully liquidated in the second quarter of fiscal 2000) were excluded from the computation of earnings per share for the year to date period ended December 31, 1999 as their inclusion would have been antidilutive.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


6. COMPREHENSIVE EARNINGS

                                                                            (IN THOUSANDS)
                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                     ---------------------------   ---------------------------
                                                         2000           1999           2000           1999
                                                     ------------   ------------   ------------   ------------
Comprehensive earnings
  Net earnings ..................................       $3,479         $1,773         $7,616         $3,801
  Other comprehensive (losses) earnings:
    Foreign currency translation adjustment .....          245            106         (1,795)         1,225
                                                        ------         ------         ------         ------
  Comprehensive earnings ........................       $3,724         $1,879         $5,821         $5,026
                                                        ======         ======         ======         ======



7. RESTRUCTURING CHARGE

   During fiscal 2000, the Company recorded restructuring charges totaling approximately $2.2 million. The Company's restructuring initiatives impacted the Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group (FSCG) operating segments and DRS Corporate Headquarters. EOSG recorded a restructuring charge of approximately $831,000 for costs relating primarily to consolidating two facilities into one in Oakland, New Jersey, as of March 31, 2000. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. ("DRS Hadland") and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee-related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate Headquarters recorded a restructuring charge of approximately $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. In the third quarter of fiscal 2001 the Company revised its estimate relating to its facility consolidation efforts in Oakland, New Jersey and recorded a charge of $525,000. At December 31, 2000, the majority of the Severance/Employee costs liability shown below represents termination benefits to be paid in accordance with contractual terms over the next sixteen months. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of December 31, 2000:



                                                                                  (IN THOUSANDS)

                                                 LIABILITY AT           FISCAL 2001             UTILIZED              LIABILITY AT
                                                MARCH 31, 2000            CHARGES              FISCAL 2001         DECEMBER 31, 2000
                                                --------------         -------------           -----------         -----------------
     Estimated lease commitments
        and related facility costs ........         $  328                 $525                    $289                    $564
     Severance/Employee costs .............            690                   --                     332                     358
                                                    ------                 ----                    ----                    ----
     Total ................................         $1,018                 $525                    $621                    $922
                                                    ======                 ====                    ====                    ====


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


8. OPERATING SEGMENTS

   DRS operates in three principal business segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's operations in these segments for the fiscal quarters and nine-month periods ended December 31, 2000 and 1999 are as follows:



                                                                                    (IN THOUSANDS)

                                                          ESG            EOSG              FSCG           Other            Total
                                                      ---------        ---------        ----------       ---------        ----------
Quarter Ended December 31, 2000
      Total Revenues ..........................       $  41,912        $  36,974        $  16,778        $   2,320        $  97,984
        Intersegment Revenues .................       $    (257)       $     (19)       $  (1,773)       $    --          $  (2,049)
      External Revenues .......................       $  41,655        $  36,955        $  15,005        $   2,320        $  95,935
      Operating income (loss) .................       $   3,869        $   7,965        $    (987)       $    (756)       $  10,091
      Identifiable assets .....................       $  93,663        $ 134,076        $  81,503        $  21,883        $ 331,125
      Depreciation and amortization ...........       $     911        $   1,968        $     684        $     349        $   3,912
      Capital expenditures ....................       $     217        $   2,657        $      81        $     130        $   3,085

Quarter Ended December 31, 1999
      Total Revenues ..........................       $  54,240        $  34,403        $  13,326        $   2,157        $ 104,126
        Intersegment Revenues .................       $     (99)       $    (457)       $    --          $    --          $    (556)
      External  Revenues ......................       $  54,141        $  33,946        $  13,326        $   2,157        $ 103,570
      Operating income (loss) .................       $   4,617        $   3,707        $  (1,084)       $    (120)       $   7,120
      Identifiable assets .....................       $  98,641        $ 134,102        $  57,070        $  17,256        $ 307,069
      Depreciation and amortization ...........       $     923        $   1,777        $     828        $     674        $   4,202
      Capital expenditures ....................       $     348        $     516        $      66        $     268        $   1,198



                                                                                     (IN THOUSANDS)

                                                          ESG            EOSG              FSCG           Other            Total
                                                      ---------        ---------        ----------       ---------        ----------
Nine Months Ended December 31, 2000
      Revenues ................................       $ 129,137        $ 116,321        $  47,196        $   7,138        $ 299,792
        Intersegment Revenues .................       $    (257)       $     (79)       $  (1,773)       $    --          $  (2,109)
      External Revenues .......................       $ 128,880        $ 116,242        $  45,423        $   7,138        $ 297,683
      Operating income ........................       $  10,131        $  16,917        $    (731)       $    (568)       $  25,749
      Identifiable assets .....................       $  93,663        $ 134,076        $  81,503        $  21,883        $ 331,125
      Depreciation and amortization ...........       $   2,701        $   5,822        $   2,482        $   1,451        $  12,456
      Capital expenditures ....................       $   1,731        $   6,694        $     771        $   1,143        $  10,339

Nine Months Ended December 31, 1999
      Revenues ................................       $ 139,568        $  96,349        $  36,415        $   6,332        $ 278,664
        Intersegment Revenues .................       $    (192)       $    (955)       $     (48)       $    --          $  (1,195)
      External  Revenues ......................       $ 139,376        $  95,394        $  36,367        $   6,332        $ 277,469
      Operating income (loss) .................       $  10,676        $   7,509        $     350        $  (1,022)       $  17,513
      Identifiable assets .....................       $  98,641        $ 134,102        $  57,070        $  17,256        $ 307,069
      Depreciation and amortization ...........       $   2,630        $   5,966        $   2,319        $   1,850        $  12,765
      Capital expenditures ....................       $   1,125        $   1,024        $     444        $     656        $   3,249



                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


9. CASH FLOW INFORMATION


                                           (IN THOUSANDS)
                                    NINE MONTHS ENDED DECEMBER 31,
                                    ------------------------------
                                      2000                  1999
                                    --------               -------
Cash paid for:
  Income taxes .................     $6,472               $ 6,474
  Interest .....................     $9,648               $10,197



     During the nine-months ended December 31, 2000, holders of approximately $13.0 million of the Company's 9% Senior Subordinated Convertible Debentures converted their Debentures into approximately 1.5 million shares of the Company's Common Stock. The Company recorded a non-cash charge of approximately $305,000 to interest expense in the second quarter of fiscal 2001 in connection with certain conversions. On December 20, 2000, the Company called for redemption all of its 9% Senior Subordinated Convertible Debentures, due October 1, 2003. As of December 31, 2000, approximately $6.2 million of the Debentures were outstanding and classified as Current installments of long-term debt on the condensed consolidated balance sheet. The outstanding Debentures at December 31, 2000 were converted into approximately 696,000 shares of the Company's common stock in January 2001.

     In connection with the sale of the magnetic tape head business units, the Company received a $1.7 million promissory note from the buyer.

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

     The Company is currently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. The Company is also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which the Company acquired, through certain subsidiaries, certain assets of Raytheon.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------------

The following is Management's Discussion and Analysis of the Consolidated Financial Condition and Results of Continuing operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, the Company or DRS) as of December 31, 2000 and for the three- and nine-month periods ended December 31, 2000 and 1999. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes.

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

DISCONTINUED OPERATIONS

On May 18, 2000, the Company's Board of Directors approved an agreement to sell the Company's magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria, and on August 31, 2000, the Company completed the sale. The sale of the magnetic tape head business represents a strategic decision by the Company to focus its resources on its core businesses. The Company has restated its financial statements for the three- and nine-month periods ended December 31, 1999 to reflect these business units as discontinued operations.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


RESTRUCTURING CHARGE


During fiscal 2000, the Company recorded restructuring charges totaling approximately $2.2 million. The Company's restructuring initiatives impacted the Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group
(FSCG) operating segments and DRS Corporate Headquarters. EOSG recorded a restructuring charge of approximately $831,000 for costs relating primarily to consolidating two facilities into one in Oakland, New Jersey, as of March 31, 2000. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. ("DRS Hadland") and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee-related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate Headquarters recorded a restructuring charge of approximately $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred. In the third quarter of fiscal 2001 the Company revised its estimate relating to its facility consolidation efforts in Oakland, New Jersey and recorded a charge of $525,000. At December 31, 2000, the majority of the Severance/Employee costs liability represents approximately 16 months of termination benefits to be paid in accordance with contractual obligations. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of December 31, 2000:



                                                                                  (IN THOUSANDS)
                                                 LIABILITY AT            FISCAL 2001               UTILIZED         LIABILITY AT
                                                MARCH 31, 2000             CHARGES               FISCAL 2001      DECEMBER 31, 2000
                                               ----------------          -----------             -----------      -----------------
       Estimated lease commitments
        and related facility costs ...........      $  328                   $525                    $289                 $564
       Severance/Employee costs ..............         690                     --                     332                  358
                                                   -------                   ----                    ----                 ----
       Total .................................     $ 1,018                   $525                    $621                 $922
                                                   =======                   ====                    ====                 ====


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

      CONSOLIDATED SUMMARY

      Consolidated revenues for the three- and nine-month periods ended December 31, 2000 decreased $7.6 million and increased $20.2 million, respectively, as compared with the corresponding prior-year periods. The decrease in revenues in third quarter of fiscal 2001 was due primarily to the timing of shipments of the Company's military display workstation products, a decrease in shipments of certain rugged computers and peripherals in Europe, decreased orders for high-speed cameras and temporarily delayed orders for certain mission data recording systems. The revenue growth in the year-to-date period ended December 31, 2000 was primarily attributable to increased shipments of the Company's second generation ground electro-optical sighting systems and infrared detectors, as well as increases in electro-optical contract manufacturing and engineering services for military display workstations. Operating income increased approximately 42% and 47% for the three- and nine-month periods ended December 31, 2000, respectively, as compared with the same periods in fiscal 2000. The increase in operating income in the third quarter was due to the impact of cumulative profit adjustments on several long-term contracts at the Company's Electro-Optical Systems Group, partially offset by certain charges at other operating segments. Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on these contracts at least quarterly and in many cases more frequently. Revisions in profit estimates are reflected in the period in which the facts, which require the revisions, become known. If the estimated cost to complete a contract changes from the previous estimate, the Company will record a cumulative profit adjustment.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


      The increase in operating income in the year-to-date period ended December 31, 2000, was substantially attributable to the overall increase in revenues, the net impact of the cumulative profit adjustment and charges, and lower operating expenses at certain operating units. Also favorably impacting revenue and operating income in fiscal 2001 was the inclusion of the operating results of the Company's fiscal 2001 acquisition of DRS Communications Company. See discussion of operating segments below for additional information.


      Interest and related expenses decreased approximately $806,000 and $241,000 for the three- and nine-month periods ended December 31, 2000, respectively, as compared with the corresponding prior-year periods. These decreases were primarily the result of the following: 33% and 13% decreases in average working capital borrowings outstanding during the three- and nine-month periods ended December 31, 2000, as compared with the corresponding prior-year periods; the favorable impact of the conversion of approximately $13.0 million of the Company's 9% Senior Subordinated Convertible Debentures (the Debentures) into approximately
      1.5 million shares of the Company's common stock. Partially offsetting the year-to-date decrease in interest expense is a non-cash charge of approximately $305,000 relating to the conversion of $8.7 million of the Debentures during the second quarter of fiscal 2001.

      On December 20, 2000, the Company announced its intention to redeem all of its 9% Senior Subordinated Convertible Debentures, due October 1, 2003. As of December 31, 2000, approximately $6.2 million of the Debentures were outstanding, all of which were converted into approximately 696,000 shares of the Company's common stock in January 2001.

      The provision for income taxes for the year-to-date period ended December 31, 2000 reflected an annual estimated effective income tax rate of approximately 52%, versus 40% for fiscal 2000. The increase in the effective tax rate for fiscal 2001 was primarily due to the following: the continued improvement in domestic earnings, which are taxed at higher overall rates in comparison to the Company's foreign tax jurisdictions; losses in the Company's U.K. operations for which the benefit has not been recognized; the effect of non-deductible goodwill and the Company's expectation that certain domestic and foreign tax benefits recognized in fiscal 2000 will not be recurring in fiscal 2001. It is anticipated that the Company's effective tax rate will decline moderately in future years as the Company continues to grow and its U.K. operations return to profitability. Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three- and nine-month periods ended December 31, 2000 were $13.8 million and $37.3 million, respectively, an increase of approximately 25% and 26% over the three- and nine-month periods ended December 31, 1999, respectively.

      OPERATING SEGMENTS

      DRS operates in three principal business segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

      o ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG performs field service and depot level repairs for its products, as well as other manufacturers' systems, and also provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs. ESG markets directly to various U.S. Government agencies, including the intelligence community, and has teamed with leading corporations, such as General Dynamics and Lockheed Martin.

      o EOSG produces systems and subsystems for infrared night vision and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the HMMWV scout vehicle. EOSG designs, manufactures and

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


           markets products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. This Group is also a leading designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and manufactures electro-optical modules for a commercial device used in corrective laser eye surgery, as well as a digital retinal scanner system.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:


                                                             (IN THOUSANDS, EXCEPT FOR PERCENTAGES)

                                          THREE MONTHS ENDED       THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                             DECEMBER 31,           PERCENT CHANGES          DECEMBER 31,          PERCENT CHANGES
                                          ------------------       ------------------     -------------------      -----------------
                                          2000        1999           2000 vs. 1999         2000         1999          2000 vs. 1999
                                          ----        -----        ------------------     ------       ------      -----------------
ESG

External revenues .................     $41,655      $54,141            (23.1%)          $128,880     $139,376           (7.5%)

Operating income ..................     $ 3,869      $ 4,617            (16.2%)          $ 10,131     $ 10,676           (5.1%)

Operating margin ..................         9.3%         8.5%             8.9%                7.9%         7.7%           2.6%

EOSG

External revenues .................     $36,955      $33,946              8.9%           $116,242     $ 95,394           21.9%

Operating income ..................     $ 7,965      $ 3,707            114.9%           $ 16,917     $  7,509          125.3%

Operating margin ..................        21.6%        10.9%            97.4%               14.6%         7.9%          84.9%

FSCG

External revenues .................     $15,005      $13,326             12.6%           $ 45,423     $ 36,367           24.9%

Operating (loss) income ...........     $  (987)     $(1,084)             8.9%           $   (731)    $    350         (308.9%)

Operating margin ..................        (6.6%)       (8.1%)           19.1%               (1.6%)        1.0%        (267.2%)

OTHER

External revenues .................     $ 2,320      $ 2,157              7.6%           $  7,138     $  6,332           12.7%

Operating loss ....................     $  (756)     $  (120)          (530.0%)          $   (568)    $ (1,022)          44.4%

Operating margin ..................       (32.6%)       (5.6%)         (485.7%)              (8.0%)      (16.1%)         50.7%


ESG: ESG's decrease in revenues for the three- and nine-month periods ended December 31, 2000, as compared with the three- and nine-month periods ended December 31, 1999, was due primarily to the timing of shipments of military display workstation products and a decrease in shipments of certain rugged computers and peripherals in the U.K. These decreases were partially offset by increases in revenues from search and navigation radar systems and engineering services for military display workstations. The decreases in operating income and change in operating margin in the quarter and year-to-date periods ended December 31, 2000, as compared to the corresponding prior periods, was driven by the decrease in revenues and change in product mix.

EOSG: For the three- and nine-month periods ended December 31, 2000, revenues increased by approximately $3.0 million and $20.8 million, respectively, as compared with the three- and nine-month periods ended December 31, 1999. The increases in revenues were driven by increased shipments of the Group's second generation ground electro-optical sighting systems, infrared detectors and boresighting systems, as well as increases in electro-optical contract manufacturing. Operating income for the three- and nine-month periods ended December 31, 2000 increased $4.3 million and $9.4 million, respectively, as compared with the corresponding prior-year periods. These increases reflected the favorable impact of $5.2 million and $6.3 million cumulative profit adjustments for the three- and nine-month periods ended December 31, 2000, respectively. Partially offsetting these net increases in operating income were fiscal 2001 second- and third-quarter charges of approximately $880,000 for revisions to "Estimates to Complete" on other long-term production programs and $525,000 for additional expenses expected to be incurred in connection with a facility that vacated during fiscal 2000, respectively. Operating income for the three- and nine-month periods ended December 31, 1999 also included a cumulative profit adjustment of $2.9 million. Operating income also was impacted favorably in fiscal 2001 by increases in revenues, as discussed above, as well as the fact that fiscal 2000 operating income for the three- and nine-month periods

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ended December 31, 1999 reflects charges of $830,000 and $1.3 million, respectively, for certain product warranty reserves and additional development costs for a commercial product line.

FSCG: Revenues increased $1.7 million and $9.1 million for the three- and nine-month periods ended December 31, 2000, respectively, as compared with the corresponding prior-year periods. The increases in revenues were primarily attributed to the acquisition of General Atronics Corporation (now operating as DRS Communications Company) in the latter part of the first quarter of fiscal 2001, as well as continued growth in the Group's contract manufacturing and shipboard communications businesses. These increases were partially offset by decreased orders for the Group's high-speed cameras and temporarily delayed orders for certain mission data recording systems. In the three- and nine-month periods ended December 31, 2000, DRS Communications Company contributed to the FSCG operating segment approximately $5.1 million and $13.4 million in revenues, respectively. Operating income increased approximately $97,000 and decreased $1.1 million in the three- and nine-month periods ended December 31, 2000, respectively. DRS Communications Company contributed approximately $322,000 and $1.0 million of operating income to the Group in the three- and nine-month periods ended December 31, 2000, respectively. Exclusive of the contributions of DRS Communications Company, the Group's operating income decreased by $225,000 and $2.1 million for the three- and nine-month periods ended December 31, 2000, respectively. The decreases in operating income were primarily attributable to several factors; a third quarter charge of $500,000 for additional costs expected to be incurred in connection with the completion of the development of a new mission data recording system for the U.S. Navy, less favorable absorption of fixed operating expenses associated with lower production volumes for certain mission data recording systems and high-speed cameras, and lower overall profit margins in the Group's contract manufacturing business. Management is currently evaluating alternatives aimed at reducing the Group's overall operating expenses. The Group also recorded a $1.1 million charge in the third quarter of fiscal 2001 for estimated excess inventories associated with a specific product line which the anticipated future sales are less than previously estimated.

Other: The increase in revenues for the three- and nine-month periods ended December 31, 2000, as compared with the corresponding prior periods, was primarily due to increased shipments of components used to manufacture disk drive media. This revenue growth resulted from the improvement in the computer disk drive marketplace and improved marketing of DRS Ahead's products and services. The increase in the operating loss for the three-months ended December 31, 2000, as compared with the corresponding prior-year period, was mainly the result of a $500,000 charge recorded in the third quarter of fiscal 2001 for a potential loss associated with a note receivable. The improvement in the operating loss for the year-to-date period ended December 31, 2000, as compared with the prior-year period, is primarily attributable to the increase in revenues and the allocation of certain costs to the operating units, which had previously been recorded at DRS Corporate. These favorable impacts to operating income were partially offset by the fiscal 2001 third quarter charge discussed above.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow data for the Company for the nine-month periods ended December 31, 2000 and December 31, 1999:

                                                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                          ------------------------------
                                                               2000           1999
                                                          -----------      ------------
Net cash provided by (used in) operating activities ...     $ 22,800       $ (9,773)
Net cash used in investing activities .................     $(13,023)      $(12,161)
Net cash (used in) provided by financing activities ...     $ (6,579)      $ 15,145


Operating cash flow for the nine-months ended December 31, 2000 improved by approximately $32.6 million as compared with the corresponding prior-year period. This improvement primarily results from increased earnings (net of adjustments for non-cash items), increases in certain liabilities and increased advanced payments from customers.

Net cash used in investing activities for the nine-month period ended December 31, 2000 included approximately $7.0 million relating to the acquisition of General Atronics Corporation and $10.3 million for capital expenditures. A $3.5 million payment received in connection with the sale of the Company's magnetic tape head business units reduced the net cash outflows from investing activities.

During the nine-months ended December 31, 2000, the Company paid $6.5 million in principal payments against its two term loans with Mellon Bank. The Company also has an $80 million (subject to a borrowing base calculation) revolving line of credit with Mellon Bank, N.A., as agent (Mellon Bank), maturing on October 20, 2003 (Line of Credit). During the nine-month period ended December 31, 2000, the Company borrowed approximately $40.6 million under the Line of Credit and repaid approximately $39.8 million. Of the total $40.6 million borrowed, approximately $7.0 million was used to acquire the net assets of General Atronics Corporation in the latter part of the first quarter of fiscal 2001, with the balance used to meet temporary working capital requirements. As of December 31, 2000, the Company re-classified its entire Line of Credit borrowings as Long-term debt, excluding current installments to reflect the intent of the borrowings and their maturity date of October 1, 2003. Other than cash flows from operations, the Line of Credit is the Company's primary source of liquidity. As of December 31, 2000, the Company had approximately $42.8 million available under the Line of Credit, after satisfaction of its borrowing base requirement.

During the nine-months ended December 31, 2000, holders of approximately $13.0 million of the Company's 9% Senior Subordinated Convertible Debentures elected to convert their Debentures into approximately 1.5 million shares of the Company's Common Stock. As of December 31, 2000, approximately $6.2 million of the Debentures were outstanding, all of which were converted into approximately 696,000 shares of the Company's common stock in January 2001.

The Company actively seeks to finance its business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. Management continually reviews the changing financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness. Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and the foreseeable future.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


The Company's total debt to trailing twelve-month EBITDA improved to 2.0x at December 31, 2000, from 3.3x at December 31, 1999. The improvement in fiscal 2001 was driven by increased earnings as well as a $33.8 million reduction in total debt over the last twelve months.

BACKLOG

Backlog at December 31, 2000 was approximately $458.7 million as compared with $388.1 million at March 31, 2000. The Company booked approximately $348.0 million in new orders in the first nine months of fiscal 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for the Company for its fiscal year beginning April 1, 2001. The Company is in the process of evaluating the potential impact of adopting SFAS 133. Based on the Company's current use of derivatives, management does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" (SAB
101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. DRS is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company does not believe that adoption of this SAB will have a material impact on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

As the Company seeks debt financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $160 million secured credit facility with Mellon Bank, N.A., as agent, are sensitive to changes in interest rates, as such borrowings bear interest at variable rates. In January 1998 and January 1999, the Company entered into interest rate collar agreements (the Collar Agreements) to limit the impact of interest rate fluctuations on cash flow and interest expense. A summary of the interest rate collar agreements in place as of December 31, 2000 and March 31, 2000 follows:

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES



                                                               (IN THOUSANDS)
                                                               NOTIONAL AMOUNT
    EFFECTIVE                   EXPIRATION            ----------------------------------    VARIABLE RATE     CEILING      FLOOR
      DATE                         DATE               DECEMBER 31, 2000   MARCH 31, 2000        BASE            RATE        RATE
    ---------                   ----------            -----------------   --------------    -------------     -------      ------
  April 8, 1998 .........      January 8, 2001            $ 6,200            $ 6,200            CAD-BA*        6.35%        4.84%
  April 26, 1999 ........     January 26, 2002            $20,000            $20,000            LIBOR**        5.75%        4.80%


 * - Canadian Bankers Acceptance Rate

** - London Interbank Offered Rate

The variable interest rates established under the Collar Agreements for the Company's LIBOR and Canadian Bankers Acceptance Rate-based collars as of December 31, 2000 were 6.76% and 5.84%, respectively.

In January 2001 the Company entered into new interest rate collar agreements with a total notional value of $20.0 million.

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

In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States
v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship its first boresight system since the start of the investigation

The Company is currently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. The Company is also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which the Company acquired, through certain subsidiaries, certain assets of Raytheon.

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

                                         DRS TECHNOLOGIES, INC.
                                               Registrant




Date: February 13, 2001                /s/ RICHARD A. SCHNEIDER
                                       -----------------------------------------
                                       Richard A. Schneider
                                       Executive Vice President, Chief Financial
                                        Officer and Treasurer