Form 10-K
period 2001-03-31
DRS TECHNOLOGIES INC
filed 2001-06-28
CIK 28630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                          Commission File Number 1-8533

                                  ------------

                             DRS Technologies, Inc.

                                  ------------



            Delaware                                             13-2632319
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   5 Sylvan Way, Parsippany, New Jersey 07054
                                 (973) 898-1500

           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange
      Title of Each Class                              on which Registered
      -------------------                              -------------------
Common Stock, $.01 par value                         American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The market value of shares of common stock held by non-affiliates, based on the closing prices for such stock on the American Stock Exchange on June 8, 2001, was approximately $260,508,000. The number of shares of common stock outstanding as of June 22, 2001 was 12,116,670.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Definitive Proxy Statement, dated June 27, 2001, for the Annual Meeting of Stockholders, incorporated in Part III of this Form 10-K.

                             DRS Technologies, Inc.
                                    Form 10-K
                    For the Fiscal Year Ended March 31, 2001

                                Table of Contents

                                     PART I


                                                                            Page

Item 1.    Business..........................................................  3

Item 2.    Properties........................................................ 17

Item 3.    Legal Proceedings................................................. 19

Item 4.    Submission of Matters to a Vote of Security Holders............... 19


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................... 20

Item 6.    Selected Financial Data........................................... 21

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 22

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk........ 35

Item 8.    Financial Statements and Supplementary Data....................... 37

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 65


                             PART III

Item 10.   Directors and Executive Officers of the Registrant................ 66

Item 11.   Executive Compensation............................................ 66

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 66

Item 13.   Certain Relationships and Related Transactions.................... 66


                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 67

Signatures   ................................................................ 68

Exhibit Index................................................................ 69

                                     PART I

     The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, the Company's actual results could differ materially from those suggested by such forward-looking statements. Risks include, without limitation: the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to the Company's products and services; the effects of government regulation or shifts in government policy, as they may relate to the Company's products and services; competition; and other matters referred to in this report.

Item 1. Business

General

     DRS Technologies, Inc. ("DRS", the "Company", "we", "us", "our") is a leading supplier of defense electronics products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and consumer markets. Incorporated in 1968, DRS has served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, mission recorders and deployable flight incident recorders. Our products are deployed on Navy surface ships, submarines and surveillance aircraft, U.S. Army battle tanks and other vehicles, as well as in other military and non-military applications.

     We have increased our annual revenues and operating income at a compound annual growth rate of approximately 33% and 34%, respectively, over the last five years. In addition, from fiscal 2000 to fiscal 2001, operating income increased over 43% and net earnings increased over 177%. For the year ended March 31, 2001, we generated sales of $427.6 million and operating income of $37.5 million.

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

     Financial information on our reportable business segments is presented in
Note 15 to our Consolidated Financial Statements, which are included in this Form 10-K (see Item 8 - Financial Statements and Supplementary Data). Additional financial data and commentary on the results of operations for the reportable segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is also included in this Form 10-K (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). These data and comments should be referred to in conjunction with the summary description of our business segments which follows.

   Electronic Systems Group

ESG is a leading provider of naval computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. ESG performs field service and depot level repairs for its products, as well as other manufacturers' systems, and also provides systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. ESG products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in the U.S. Army's ongoing battlefield digitization programs. ESG markets directly to various U.S. Government agencies, primarily in the intelligence community, and has teamed with leading corporations, such as Lockheed Martin and General Dynamics.

     ESG's major products and services include:

o AN/UYQ-70. AN/UYQ-70 Advanced Display Systems are advanced, open-architecture display systems designed for widespread application through software and hardware modification for deployment on Navy platforms such as Aegis and other surface ships, submarines and airborne platforms. These systems are self-contained, microprocessor-based units complete with interface software and offer advanced computing and graphic capabilities. These units replace previous generation units that are dependent upon a shipboard computer for approximately 25% of the cost of the legacy systems. These systems were developed for the U.S. Navy under a subcontract with Lockheed Martin Tactical Defense Systems. Revenues from the AN/UYQ-70 program accounted for approximately 22% of total consolidated revenues for the year ended March 31, 2001.

o Rugged Computer Products. The Explorer (often referred to as the CCU, Compact Computer Unit) provides the full capabilities for the Common Hardware/Software (CH/S-2) program in a portable, self-contained unit with its own power source and an integrated flat panel display. The unit uses exchangeable media (hard disks and tape units) and provides compatibility of information and system security. The unit shares its design with the Explorer 2 and is being complemented with an upgraded version with a larger display and greater capabilities. The Genesis 300, a variant of the Genesis SR (short rack), features an integrated 12-inch screen and keyboard. Since its launch in 1997, the Genesis SR, which supports applications such as mission planning, tactical communications, combat support and logistics support, has been sold into military programs in Europe and Southeast Asia.

o AN/SPS-67. AN/SPS-67 Radar Systems are being deployed on the U.S. Navy's new DDG-51 Aegis class ships, Spanish Navy's F-100 class ships and other international naval forces. They provide ocean surveillance and navigation data, including detection and tracking of low flying aircraft and surface targets. An integral part of the ships' command and control combat system, the AN/SPS-67 has a potential market application on other surface ships in the Navy's fleet, as well as on aircraft carriers and amphibious operation assault ship platforms.

o       AN/SQR-17A(V)3. The AN/SQR-17A(V)3 Mobile In-shore Undersea Warfare
(MIUW) system is a multi-sensor processing system that is deployed in land-based vans, utilizing sonobuoys and sensor string array passive detectors for harbor defense, coastal defense and amphibious operations surveillance, as well as for the enhancement of drug interdiction efforts. These systems currently are being procured for use in 22 field installations. We provide the underwater subsystem, including sensor string arrays for MIUW.

o Technical Support Services. Technical Support Services perform field service and depot level repairs for ESG products, as well as other manufacturers' systems, and also provide systems and software engineering support to the U.S. Navy for the testing of shipboard combat systems. The facilities are located in close proximity to U.S. Naval bases in Norfolk, Virginia and San Diego, California. Services, including equipment and field change installation, configuration audit, repair, testing and maintenance, are performed for the U.S. Navy and, to a lesser extent, commercial customers. DRS Technical Services also has performed work for foreign navies, including those of Australia, Egypt, Greece, the Republic of China and Turkey.

o Electronic Manufacturing and Systems Integration Services. ESG operates an ISO 9001 certified electronic manufacturing and integration facility in Johnstown, PA. This facility produces ESG products and provides contract manufacturing services for many aerospace and military prime contractors and programs.

         The products, their applications and platforms or end users of our Electronic Systems Group are summarized in the table below:

         Product                                Description                               Platforms/Customers
---------------------------    ----------------------------------------------    --------------------------------------
Tactical/Sensor Combat         AN/UYQ-70 Advanced Display Systems family of      o  U.S. Navy Aegis cruisers/destroyers
Display Systems                products comprised of COTS-based systems          o  Aircraft carriers
                               integrating the latest information                o  NSSN, Trident and other attack
                               processing and display technology for                submarines
                               combat, command and control, and                  o  E-2C Hawkeye surveillance aircraft
                               mission-essential applications.  Open-system      o  LHA Amphibious assault operations
                               architecture, ease of technology insertion,          platforms
                               adaptability across platforms, and seamless       o  U.S. Navy/Marine Corps Cooperative
                               integration capabilities provide ease of             Engagement (CEC) Capability platforms
                               upgrading and costs savings throughout life
                               cycle.  Represents the next generation in
                               the evolution of force readiness and
                               information sharing in network-centric
                               environment.
---------------------------    ----------------------------------------------    --------------------------------------
Rugged Computer Systems        COTS-based computers, servers and other           o  U.S. Army
and Peripherals                peripheral equipment in battlefield-ready         o  U.S. Navy
                               hardware that meets reliability and               o  Range of international military
                               durability standards of harsh environments.          ground mobile, airborne, surface,
                               Explorer(TM)used in the U.S. Army's CH/S-2           subsurface platforms
                               program supplied throughout Army for              o  Government intelligence, Tempest
                               communications, tactical information                 applications
                               processing, and coordination.  Genesis(TM)for
                               mission planning, combat support, tactical
                               communications, logistics.  Tempest systems
                               provide secure communications and data
                               processing for variety of intelligence
                               agency applications.
---------------------------    ----------------------------------------------    --------------------------------------
Radar Systems                  AN/SPS-67(V)3 Radar System provides               o  U.S. Navy Aegis cruisers/destroyers
                               automatic target detection, clutter lock          o  Spanish F-100, Royal Norwegian
                               digital moving target indications,                   Coast Guard, other international
                               track-while-scan capability and                      surface ships, aircraft carriers,
                               command/weapon interface for surface and low         international  surface ships,
                               flying object detection.                             amphibious operations platforms
---------------------------    ----------------------------------------------    --------------------------------------
Littoral Surveillance          State-of-the-art string array sonar sensors       o  U.S. Navy MIUW shore surveillance
Systems                        and multi-sensor processing systems for              vans
                               mobile in-shore warfare, amphibious operations    o  Harbor and coastal defense
                               and harbor defense. AN/SQR-17A(V)3 Sonar Signal   o  Amphibious operation surveillance
                               Processing Systems installed in electronically    o  Drug interdiction efforts
                               equipped vans for Mobile In-Shore Underwater
                               Warfare Systems Upgrade (MIUW-SU) program.
---------------------------    ----------------------------------------------    --------------------------------------
Technical Support Services     East and West coast naval support, including      o  U.S. and international naval bases
                               Integrated Logistics Support (ILS),               o  Worldwide field support
                               technical manuals, repair, system
                               installation, drawing packages, training,
                               maintenance planning, configuration
                               management, on line and phone support, R&D
                               capabilities.
---------------------------    ----------------------------------------------    --------------------------------------

         Product                                Description                               Platforms/Customers
---------------------------    ----------------------------------------------    --------------------------------------

Electronic Manufacturing,      Value-added electronic manufacture of our         o  General Dynamics CH/S-2 rugged
Integration and Testing        products.  Advanced, state-of-the-art ISO            computer systems for U.S. Army
Services                       9001 and AS-9000 Quality System Standards         o  United Defense M2A3 Bradley
                               certified manufacturing, test, system                Fighting Vehicles for U.S. Army
                               integration facilities for military and           o  U.S. Navy AN/UYQ-70 Display
                               commercial customers.  Specializes in                Systems for Lockheed Martin
                               production of UYQ-70 workstations, CH/S-2         o  Northrop Grumman E-8C Joint STARS
                               rugged computers, cable and wire harness             aircraft for U.S. Air Force
                               assembly for tanks and aircraft, printed          o  Condor surveillance system
                               circuit cards, full system integration and
                               test services.
---------------------------    ----------------------------------------------    --------------------------------------

   Electro-Optical Systems Group

         EOSG produces systems and subsystems for thermal imaging and targeting products used in some of the U.S. Army's most important battlefield platforms, including the Abrams Main Battle Tank, Bradley Infantry Fighting Vehicle and the HMMWV scout vehicle. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. EOSG is also a designer and manufacturer of eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and AC-130U gunship. EOSG is leveraging its technology base by expanding into related non-defense markets and manufactures electro-optical modules for a commercial device used in corrective laser eye surgery.

     EOSG's major products and contracts include:


o Horizontal Technology Integration Second Generation Forward Looking Infrared (FLIR), thermal imaging systems (HTI SGF Thermal Imaging Systems). HTI SGF Thermal Imaging Systems are installed on the U.S. Army's Abrams Battle Tanks, Bradley Infantry Fighting Vehicles and HMMWV scouts. Revenues from the HTI SGF Thermal Imaging Systems program accounted for approximately 11% of total consolidated revenues for the year ended March 31, 2001.

o Improved Bradley Acquisition System (IBAS). IBAS provides the thermal imaging and fire control system installed on Bradley Infantry Fighting Vehicles.

o Long Range Advanced Scout Surveillance System (LRAS3). LRAS3 is the thermal imaging sighting systems on the HMMWV scouts.

o Standard Advanced Dewar Assembly II Detector (SADA II). SADA II is the specified detector dewar cooler module procured by the U.S. Army for its Horizontal Technology Integration (HTI) program for use in the Second Generation night vision equipment upgrades on the MIA2 Abrams Battle Tank and the Bradley Infantry Fighting Vehicle. The HTI upgrade greatly increases the range performance of these systems for our soldiers.

o Infrared Scanning Focal Plane Arrays (scanning FPAs), staring FPAs and linear coolers. Scanning FPAs, staring FPAs and linear coolers are used to provide cooled detector assemblies for military thermal imaging devices. An FPA is a two-dimensional assembly of electro-optical detecting pixels used to generate thermal imaging capability. FPAs are also used in heat-seeking missile guidance systems and missile warning systems, applications for which no pictorial image is required.

o Day/Night Vision Binoculars. EOSG is currently under contract to develop and manufacture these units for U.S. and foreign militaries. The Nightstar(R) night vision binocular is a hand-held viewing binocular that incorporates an image intensifier tube, laser range finder and digital compass in a compact lightweight system suited for infantry units, special forces and night operations involving forward observers and reconnaissance patrols. Nightstar(R) displays range and azimuth data in the soldier's eyepiece, allowing identification of targets and providing essential fire support data for nighttime engagement. These units have a range of 20 to 2,000 meters.

o Tube-launched Optically-tracked Wire-guided (TOW) Optical Sight. EOSG is currently the only U.S. qualified producer of two of the three critical assemblies in the TOW anti-tank missile launcher. The complex electro-optical system produced by EOSG is the main component of this premier ground antitank weapons system for the U.S. Army and Marine Corps.

o Multiple Platform Boresighting Equipment (MPBE). MPBE currently is used on the U.S. Army's Apache helicopters and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, and the Air Force's AC-130 Spectre gunship radar as well as aircraft of international military forces. Boresighting equipment is used to align and harmonize the navigation, targeting and weapons systems on rotary- and fixed-wing aircraft. This technology is proprietary to us.

o LADARVision. LADARVision combines a laser radar eye tracker with a narrow-beam shaping technology for the correction of near-sightedness, far-sightedness and astigmatism. LADARVision is the first FDA -approved laser system to incorporate an eye tracker during surgery.

The products, their applications and platforms or end users of our Electro-Optical Systems Group are summarized in the table below:

         Product                                Description                                Platforms/Customers
---------------------------   -----------------------------------------------     --------------------------------------
Sighting and Day/Night        Second Generation Forward Looking Infrared          o  U.S. Army M1 Abrams Battle Tanks
Vision Systems                (Gen II FLIR) thermal imaging, sighting and         o  U.S. Army M2 Bradley Fighting
                              weapons systems providing common night vision          Vehicles
                              technology across land/air platforms.               o  M1025 and M1114 Long Range Scouts
                              Improved Bradley Acquisition System (IBAS),         o  AH-64 Apache Longbow helicopter
                              Long Range Scout Surveillance System (LRAS3),       o  RAH-66A Comanche helicopter
                              Nightstar(R) binoculars.  Higher detail at          o  Ground personnel forces
                              greater ranges, regardless of dust, smoke,
                              fog, low light level and other battlefield
                              obscurants.
---------------------------   -----------------------------------------------     --------------------------------------
Missile Guidance and          Advanced Infrared Focal Plane Arrays (IRFPA),       o  U.S. Army Javelin Anti-Tank
Infrared Components/          Standard Advanced Dewar Assemblies (SADA I,            Commander's Launch Unit (CLU)
Assemblies, Precision         II, III), cooler assemblies for target              o  Sighting systems for U.S. Army
Optics                        tracking, imaging used in our sighting and          o  AH-64 Apache Longbow helicopter
                              night vision systems.  Mirror assemblies that       o  RAH-66A Comanche helicopter
                              focus infrared energy onto missile guidance         o  U.S. Army Stinger and other
                              device.  Diamond-turned components, optics             missiles
                              prisms/lenses for fire control devices.             o  Satellite systems used in theater
                                                                                     missile defense
---------------------------   -----------------------------------------------     --------------------------------------
Eye-Safe Laser Range          Incorporated in Nightstar(R) Day/Night              o  U.S. Army Attack helicopter and
Finders                       Binocular Systems.  Transmit target range,             and ground vehicle combat training
                              azimuth and elevation data directly to combat       o  Binoculars for ground troops and
                              computers, which pass coordinates on to fire           special operations units
                              and special operations units control units.
                              Accurate within five meters at maximum range.
                              Protect eyes against blindness caused by laser
                              beams.
---------------------------   -----------------------------------------------     --------------------------------------

         Product                                Description                               Platforms/Customers
---------------------------   -----------------------------------------------     --------------------------------------
Weapons Fire Control          Sighting and targeting systems, eye-safe            U.S. Army Abrams Main Battle Tanks,
Systems                       laser range finders with Global Positioning         Bradley Acquisition Systems, TOW
                              Systems (GPS).                                      Acquisition Systems, missile launch
                                                                                  systems
---------------------------   -----------------------------------------------     --------------------------------------
Multiple-Platform             Portable ground-support device that aligns          o  U.S. Army AH-64 Apache helicopters
Boresight Equipment           aircraft's navigation, targeting and weapon         o  U.S. Marine Corps AH-1F Cobra
                              systems with the pilot's sighting gear to              helicopters
                              ensure synchronization and target accuracy          o  U.S. National Guard Cobras
                              when weapons are released. Generic for              o  International Apache and Cobra
                              multiple platforms.  Provide significant cost          helicopters
                              reduction by reducing platform down time.           o  U.S. Air Force F-16 strike fighter
                                                                                     and for AC-130U gun ship radar system
---------------------------   -----------------------------------------------    --------------------------------------
Electro-Optical System        Value-added electronic manufacture of our           o  Sighting and targeting systems
Manufacturing,                products.  Advanced, state-of-the-art ISO           o  Focal plane arrays
Integration and Testing       9000 Quality System Standard certified              o  Cryogenics and cooler assemblies
Services                      manufacturing, test, system integration             o  Laser products
                              facilities for military and commercial              o  Diamond-tuned components
                              customers.  Specializes in advanced infrared        o  Optical coatings and lenses/mirrors
                              and electro-optical systems production.                for military applications
                                                                                  o  LADARVision(R)modules for laser eye
                                                                                     surgery device
---------------------------   -----------------------------------------------    --------------------------------------

High-Speed Digital            Airborne Separation Video System, a fully           o  U.S. Navy F/A-18 Hornet strike
Imaging Systems               integrated digital imaging system recording            aircraft
                              weapons separation on test flights. Captures
                              multiple images of projectiles and records
                              hypervelocity impacts. Provides cost/time
                              efficiencies gained with digital processing.
---------------------------   -----------------------------------------------    --------------------------------------


   Flight Safety and Communications Group

         FSCG is a leading manufacturer of deployable flight emergency or "black box" recording equipment. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. FSCG uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG also manufactures shipboard communications and infrared laser warning and range finder displays for Canadian and other foreign navies. FSCG is also a leading manufacturer of ultra high-speed digital imaging systems.

     FSCG's major products and services include:

o Emergency Avionics System 3000 (EAS3000): The EAS3000 is an integrated in-flight data recorder, cockpit voice recorder and emergency locator beacon system constructed in a modular, deployable and crash-survivable package, designed to withstand intensive destructive forces. Mounted on the outside of a helicopter, the EAS3000 provides rapid location of an accident site, allowing early rescue of survivors and recovery of vital flight and cockpit voice data. FSCG provides the EAS3000 for use on British EH-101 helicopters and its variants, as well as on the Italian MMI, Canadian Cormorant, Tokyo Metropolitan Police and other military and search and rescue helicopters. FSCG also developed a version of the EAS3000, known as EAS3000F, for use on fixed-wing aircraft.

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

o Electronic Manufacturing and Systems Integration Services: FSCG operates an ISO 9001 certified and space qualified electronic manufacturing facility in Carlton Place, Canada. This facility produces FSCG products and provides contract manufacturing services for aerospace and military prime contractors and programs. FSCG's manufacturing expertise and capabilities include:

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

o DCMR-24 and 100: These are digital cassette mission recorders that use high-capacity digital tape formats (DTF) under license by Sony Corporation. Incorporating DTF technology, FSCG produces the Acoustic Data Recorder for U.S. Navy P-3C patrol aircraft.

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

     The products, their applications and platforms or end users of our Flight Safety and Communications Group are summarized in the table below:

         Product                                Description                               Platforms/Customers
---------------------------   -----------------------------------------------    --------------------------------------
EAS 3000 Emergency             Deployable systems for helicopters                o  U.K. Royal Air Force & Navy EH-101
Avionics Systems/Crash         incorporating data recorder, cockpit voice           Merlin and variants
Locator Beacons                recorder and crash locator beacon, designed       o  Cormorant search/rescue helicopters
                               to improve flight safety, survivability,          o  Italian MMI helicopter
                               future improvements. Aerodynamic design           o  Tokyo police helicopters
                               deploys unit from exterior of helicopter
                               prior to crash. Floats indefinitely on water.
                               Crash-hardened package allows survival of
                               unit in land crash.
---------------------------   -----------------------------------------------    --------------------------------------
Deployable Flight              Deployable systems for fixed-wing aircraft        o  U.S. Navy and international F/A-18
Incident Recorders             incorporating data recorder, cockpit voice           Hornet strike aircraft
Systems (DFIRS)                recorder and crash locator beacon, designed       o  German Air Force/Navy Tornado
                               to improve flight safety, survivability,          o  Air Force One aircraft
                               future improvements. Aerodynamic design           o  Canadian CP-140 Aurora patrol aircraft
                               deploys unit from exterior of aircraft prior      o  Other international strike fighters
                               to crash. Floats indefinitely on water.
                               Crash-hardened package allows survival of
                               unit in land crash.
---------------------------   -----------------------------------------------    --------------------------------------
Integrated Ship                Tactical and secure interior ship                 o  U.S. George Washington aircraft
Communications Systems         communication systems.  Advanced                     carrier
                               communications capabilities providing single      o  Canadian Iroquois class ships
                               button access that support complex C4I            o  Venezuelan Mariscal Sucre and
                               operations.                                          other international surface fleets
---------------------------   -----------------------------------------------    --------------------------------------
Electronic Manufacturing       Value-added electronic manufacture of our         o  Boeing
and Integration Services       products. Advanced, state-of-the-art ISO          o  Smiths Industries
                               9000 Quality System Standard certified            o  International Space Station
                               manufacturing, test, system integration           o  Canadian and other international
                               facilities for military and commercial               military and space systems
                               customers.  Specializes in tactical,
                               reconnaissance, training and spaced-based
                               products.
---------------------------   -----------------------------------------------    --------------------------------------
Cockpit Video Recording        WRR-818, -812 recorders with over 2 hours         o  U.S. Navy F/A-18 Hornet strike aircraft
Systems                        recording time for voice, video data, flight      o  U.S. Air Force A-10 Thunderbolt
                               data.                                             o  U.S. Army OH-58D Kiowa Warrior attack
                                                                                    aircraft
                                                                                 o  Canadian Light Armored Reconnaissance
                                                                                    Vehicles
---------------------------   -----------------------------------------------    --------------------------------------
Mission Recording Systems      AN/USH-42 recorders capture mission critical      o  U.S. Navy P-3C Orion and S-3 Viking
                               data for target verification, training  and          patrol aircraft
                               archiving for aircraft missions across air,       o  U.S. Navy and international Navies'
                               land and sea. Acoustic Data Recorders upgrading      SH-60F helicopters
                               existing recorders on P-3C aircraft.  AN/AQH-11
                               Helicopter Mission Recording Systems. DCMR-24
                               and -100 high-capacity digital cassette
                               recorders/data storage devices using DTF(TM)
                               under license by Sony Corporation.
---------------------------   -----------------------------------------------    --------------------------------------

         Product                                Description                               Platforms/Customers
---------------------------   -----------------------------------------------    --------------------------------------
Ultra High-Speed Digital       In flight controls avoid ailures/re-testing.      o  International ballistic test ranges
Imaging Systems                Imacon(TM), Frame and Streak and other ultra      o  Engine combustion studies and other
                               high-speed cameras provide industrial customers      scientific and university research
                               with  this capability for a variety of               laboratory applications
                               applications.


---------------------------   -----------------------------------------------    --------------------------------------
Infrared Search and Track      Signal Processing  Unit and Optical Lens          o  Canadian and Dutch ship torpedo
Systems                        assembly for the SIRIUS  Long-Range  Infrared        detection
                               Search and Track (LR-IRST) system, an             o  Canadian Light Armored Vehicle
                               automatic infrared detection and target              target detection
                               tracking system for anti-ship missiles and
                               aircraft. An integral part of the ships' local
                               area defense system. Complements existing radar
                               surveillance systems under conditions
                               unfavorable for radar alone.
---------------------------   -----------------------------------------------    --------------------------------------
Communications Systems         Tactical and secure data links, rugged            o  NATO surface ships and aircraft
                               telephonic devices, digital voice terminals,      o  Military communications networks
                               high-frequency data modems, network devices.
                               Airborne Link 11 Data Terminal Sets
---------------------------   -----------------------------------------------    --------------------------------------

   Other

     Other includes the activities of the parent company, DRS Corporate Headquarters, DRS Ahead Technology and certain non-operating subsidiaries of the Company. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures video heads used in broadcast television equipment.

Strategy

     Our goal is to enhance our position as a leading supplier of defense electronics products and systems. Our strategy to achieve our objective includes:

o Expand Existing Relationships. We intend to expand our relationships with government and industry decision makers by continuing to perform on our existing contracts at a high level from a quality and timeliness perspective. Our experience has shown that these factors greatly enhance our prospects for obtaining additional business. Our strong internal revenue growth rate over the past five years reflects our ability to generate repeat business from existing customers.

o Develop and Expand Existing Technologies. We intend to continue to develop our technology through a combination of customer-funded research and development and our own internal research and development. Customer-funded development contracts offer us the opportunity to work with our customers to design and manufacture new systems and components.

o Pursue Strategic Acquisitions. We intend to actively participate in the ongoing consolidation of the aerospace and defense supply chain. We intend to continue to enhance our existing product base and enter into new markets through selective acquisitions.

o Build Strategic Alliances. Through teaming agreements and industry alliances and joint ventures, we intend to continue to exploit specific programs and product opportunities to obtain new contracts and expand our global reach.

o Continue to React Quickly to Changing Defense Environment. In addition to being well positioned for conventional warfare roles, our products such as thermal imaging products, computer ruggedization products and the Mobile Inshore Undersea Warfare (MIUW) are highly adaptable to address the new military requirements such as speed of deployment and non-conventional threats such as terrorism.

o Pursue Selective Commercial Opportunities. We seek to identify and exploit commercial applications for selected products and technologies that we currently sell to defense customers. An example of this is our profitable LADARVision program which was generated out of our Electro-Optical Systems Group.


Recent Acquisitions

     On June 14, 2000, we acquired the assets of General Atronics Corporation for approximately $11.5 million in cash and stock. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC, the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components, and radar surveillance systems for U.S. and international militaries.

Customers

     We sell a significant portion of our products to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or their subcontractors. Approximately 78%, 80% and 81% of total consolidated revenues for fiscal 2001, 2000 and 1999, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. Government and its agencies. See "Foreign Operations and Export Sales" below for information concerning sales to foreign governments.

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

Government Products:                     March 31, 2001   March 31, 2000    March 31, 1999
                                         --------------   --------------    --------------
  U.S. Government.....................    $363,777,000      $303,600,000     $293,400,000
  Foreign Government..................      55,388,000        56,200,000       48,400,000
                                         -------------    --------------   --------------
                                           419,165,000       359,800,000      341,800,000
Commercial Products...................      37,339,000        28,300,000       20,900,000
                                         -------------    -------------- ----------------
                                          $456,504,000      $388,100,000     $362,700,000
                                          ============      ============     ============


     Backlog at March 31, 2001 was approximately $456.5 million, as compared with $388.1 million at March 31, 2000. The Company booked $478.8 million in new orders in fiscal 2001. The increase in backlog was due primarily to increased bookings, most notably for combat display workstations and infrared sighting and targeting systems, offset, in part, by the effect of increased revenues and $27.2 million in backlog contributed by the Company's fiscal 2001 first quarter acquisition of DRS Communications Company. Approximately 87% of backlog as of March 31, 2001 is expected to result in revenues during fiscal 2002.

Research and Development

     The defense electronics sector is subject to rapid technological changes, and our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields. Thus, our technological expertise is an important factor affecting our growth. A portion of our research and development activities take place in connection with customer-sponsored research and development contracts. We recorded revenues for customer-sponsored research and development of approximately $32.9 million, $23.5 million, and $15.4 million for fiscal 2001, 2000 and 1999, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. Government. We also invest in internal research and development.

Such expenditures were approximately $8.0 million, $9.9 million and $5.2 million for fiscal 2001, 2000 and 1999, respectively.

Contracts

     Our contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. Because of their inherent uncertainties and consequent cost overruns, historically, development contracts have been less profitable than production contracts.

     Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform services for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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

     The percentages of revenues during fiscal 2001, 2000 and 1999 attributable to our contracts by contract type were as follows:

                                                Fiscal Years Ended March 31,
                                             ---------------------------------
                                             2001           2000          1999
                                             ----           ----          ----
     Firm fixed-price...................      94%            88%            84%
     Cost-type..........................       6%            12%            16%


     We negotiate for and generally receive progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts which we have not billed to customers. These amounts, approximately $9.5 million, $13.7 million and $12.8 million as of March 31, 2001, 2000 and 1999, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which sales are recognized on a percentage-of-completion basis.

     Under accounting principles generally accepted in the United States, all U.S. Government contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations
(FAR), incorporated by reference in U.S. Government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. Government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $14.5 million and $12.7 million at March 31, 2001 and 2000, respectively.

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

Competition

     Our products are sold in markets containing competitors which are substantially larger than we are, devote substantially greater resources to research and development and generally have greater financial resources. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. We believe that we compete on the basis of:

o The performance and flexibility of our products;
o Reputation for prompt and responsive contract performance;
o Accumulated technical knowledge and expertise; and
o Breadth of our product lines.

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

Foreign Operations and Export Sales

     We currently sell several of our products and services in the international marketplace to Canada, Israel, Spain, Australia, Venezuela, and other countries in Europe and Southeast Asia. Foreign sales are derived under export licenses granted on a case-by-case basis by the United States Department of State. Our foreign contracts generally are payable in United States dollars. Export sales accounted for less than 10% of total revenues in the fiscal years ended March 31, 2001 and 2000.

     We operate outside the United States through FSCG in Canada and the United Kingdom, and through ESG primarily in the United Kingdom. See Note 15 to our Consolidated Financial Statements in this Form 10-K for information required by this item with respect to revenues and long-lived assets by geographic area.

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

     The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name                                       Age                       Position
----                                       ---                       --------
Mark S. Newman........................     51     Chairman of the Board, President and Chief Executive Officer
Paul G. Casner, Jr....................     63     Executive Vice President, Chief Operating Officer
Nina Laserson Dunn....................     54     Executive Vice President, General Counsel and Secretary
Richard A. Schneider..................     48     Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Mehmel......................     38     Executive Vice President, Business Operations and Strategies

     Mark S. Newman has been employed by us since 1973. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. Mr. Newman became a Director of DRS in 1988. In May 1994, Mr. Newman became the President and Chief Executive Officer of DRS and in August 1995 became Chairman of the Board.

     Paul G. Casner, Jr. joined us in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became President of the DRS Electronic Systems Group and a Vice President of DRS. In 1998, he became Executive Vice President, Operations, and in May 2000 he became our Executive Vice President, Chief Operating Officer. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management.

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

     Robert F. Mehmel joined us as Executive Vice President, Business Operations and Strategy, in January 2001. Before joining us, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc.

Employees

     At March 31, 2001, we had approximately 2,200 employees, 1,750 of whom were located in the United States. None of our employees are represented by labor unions, and we have experienced no work stoppages. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.

Item 2. Properties

     We lease the following properties:


                                                                                     Approximate
                                                                                       Square             Lease
            Division                    Location                Activities             Footage          Expiration
---------------------------------------------------------------------------------------------------------------------
           Corporate             Parsippany, New Jersey       Corporate                  18,900        Fiscal 2011
                                                              Headquarters

           Corporate             Arlington, Virginia          Administrative              4,300        Fiscal 2007


              ESG                Gaithersburg, Maryland       Administrative,            42,500        Fiscal 2006
                                                              Engineering and
                                                              Manufacturing

              ESG                Johnstown, Pennsylvania      Administrative and        130,000        Fiscal 2011
                                                              Manufacturing

              ESG                San Diego, California        Engineering                 7,200        Fiscal 2005
                                                              Support Services

              ESG                Chesapeake, Virginia         Field Service and          22,000        Fiscal 2005
                                                              Engineering
                                                              Support

              ESG                Columbia, Maryland           Administrative,            25,000        Fiscal 2002
                                                              Engineering and
                                                              Manufacturing

              ESG                Farnham, Surrey,             Administrative,            26,000        Fiscal 2015
                                 United Kingdom               Engineering and
                                                              Manufacturing

              ESG                Chippenham, Wiltshire,       Administrative,             1,400        Fiscal 2007
                                 United Kingdom               Engineering and
                                                              Manufacturing

              ESG                Gaithersburg, Maryland       Administrative,            10,700        Fiscal 2008
                                                              Engineering and
                                                              Product Development

              EOSG               Oakland, New Jersey          Administrative,            61,000        Fiscal 2003
                                                              Engineering and
                                                              Manufacturing

              EOSG               Palm Bay, Florida            Administrative,            85,200        Fiscal 2011
                                                              Engineering and
                                                              Manufacturing

              EOSG               Melbourne, Florida           Administrative,            93,500        Fiscal 2011
                                                              Engineering and
                                                              Manufacturing

                                                                                     Approximate
                                                                                       Square             Lease
            Division                    Location                Activities             Footage          Expiration
---------------------------------------------------------------------------------------------------------------------

              EOSG               Dallas, Texas               Administrative,            117,000        Fiscal 2008
                                                             Engineering and
                                                             Manufacturing

              EOSG               Torrance, California        Administrative,             33,800        Fiscal 2009
                                                             Engineering and
                                                             Manufacturing

              FSCG               Kanata, Ottawa,             Administrative              62,000        Fiscal 2012
                                 Canada                      and Engineering

              FSCG               Nepean, Ontario,            Administrative and          21,200        Fiscal 2004
                                 Canada                      Engineering

              FSCG               Santa Clara, California     Administrative,             33,200        Fiscal 2006
                                                             Engineering and
                                                             Manufacturing

              FSCG               Wyndmoor, Pennsylvania      Administrative and          92,200        Fiscal 2002
                                                             Manufacturing


             Other               San Jose, California        Administrative,             32,000        Fiscal 2006
                                                             Product
                                                             Development and
                                                             Manufacturing

We own the following properties:

                                                                                                   Approximate
                                                                                                      Square
             Division                      Location                      Activities                Footage
  -----------------------------------------------------------------------------------------------------------------
                                      Carleton Place,                 Administrative and             128,500
              FSCG                    Ontario, Canada                 Manufacturing

                                      Tring, Hertfordshire,           Administrative,                  7,500
              FSCG                    United Kingdom                  Engineering and
                                                                      Manufacturing

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

     Substantially all of our assets, including those properties identified above, are pledged as collateral on our borrowings (see Note 10 to our Consolidated Financial Statements in this Form 10-K).

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

     In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or Photronics. During the Government's investigation, until October 29, 1999, Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, Photronics received authorization to ship such equipment.

     We are presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar (see Note 3 to our Consolidated Financial Statements in this Form 10-K). We are also in a dispute with Raytheon Company with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon (see Note 3 to our Consolidated Financial Statements in this Form 10-K).

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     We have not paid any cash dividends since 1976. We intend to retain future earnings for use in our business and do not expect to declare cash dividends on our Common Stock in the foreseeable future. The indenture relating to our bank borrowings restricts our ability to pay dividends or make other distributions on our Common Stock. See Note 10 to our Consolidated Financial Statements in this Form 10-K for information concerning restrictions on the declaration or payment of dividends. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans of expansion and other factors deemed relevant by our Board of Directors.

     The common stock of DRS is traded on the American Stock Exchange under the symbol "DRS." The following table shows the closing high and low sales price of our common stock for the periods indicated:


                               Fiscal 2001                 Fiscal 2000
                         ------------------------    -----------------------
                            High          Low          High          Low
                         -----------   ----------    ----------    ---------
First Quarter               $ 12.25       $ 9.88       $ 10.94       $ 6.88

Second Quarter              $ 16.25      $ 10.25       $ 10.56       $ 8.94

Third Quarter               $ 16.50      $ 12.63       $ 10.00       $ 7.00

Fourth Quarter              $ 18.90      $ 12.25       $ 10.38       $ 8.25



         The closing sale price of the Company's Common Stock as reported by the American Stock Exchange on June 22, 2001 was $21.16 per share. As of that date there were 711 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data

                                                                                        Years Ended March 31,
                                                          -------------------------------------------------------------------------
                                                             2001           2000            1999           1998           1997
                                                          ------------   ------------    ------------   ------------   ------------
                                                                        (dollars in thousands, except per-share data)
Summary of Earnings
 Revenues                                                    $427,606       $391,467        $265,849       $180,750       $135,286
 Operating income                                            $ 37,531       $ 26,178        $ 15,301       $ 14,419       $ 11,551
 Earnings from continuing operations before
 income taxes and extraordinary item                         $ 24,954       $ 12,832        $  5,780       $  9,706       $  8,256
 Earnings from continuing operations
 before extraordinary item                                   $ 11,978       $  7,661        $  3,865       $  6,634       $  5,047
 Net earnings                                                $ 11,978       $  4,310        $    680       $  6,372       $  5,663
Per-Share Data From Continuing Operations (1), (2)
 Basic earnings per share                                    $   1.14       $   0.83        $   0.58       $   1.18       $   0.91
 Diluted earnings per share                                  $   1.01       $   0.76        $   0.57       $   0.96       $   0.77
 Book value per share                                        $   9.28       $   8.43        $   7.96       $   7.16       $   5.90
Summary of Financial Position
 Working Capital                                             $ 43,686       $ 21,384        $ 13,491       $ 42,126       $ 32,838
 Property, plant and equipment, net                          $ 37,639       $ 29,006        $ 32,124       $ 20,783       $ 17,944
 Total assets                                                $334,940       $320,098        $329,639       $162,813       $ 96,408
 Long-term debt, excluding current installments              $ 75,076       $ 97,695        $102,091       $ 56,532       $ 30,801
 Total stockholders' equity                                  $111,947       $ 78,184        $ 73,442       $ 44,335       $ 32,987
Financial Ratios
 Pretax return on revenues (1)                                   5.8%           3.3%            2.2%           5.4%           6.1%
 After tax return on revenues (1)                                2.8%           2.0%            1.5%           3.7%           3.7%
 Return on average stockholders' equity (1)                     12.6%          10.1%            6.6%          17.2%          30.6%
 Current ratio                                                    1.3            1.2             1.1            1.8            2.2
 Long-term debt, excluding current installments,
 to total capitalization                                        40.1%          55.5%           58.2%          56.0%          48.3%
 Interest coverage ratio (6)                                   4.58 x         3.37 x          2.86 x         4.12 x         4.59 x
Supplemental Information
 EBIT (3)                                                    $ 36,415       $ 25,432        $ 15,137       $ 14,804       $ 11,838
 EBITDA (4)                                                  $ 52,540       $ 42,502        $ 26,738       $ 20,992       $ 16,450
 Free cash flow (5)                                          $ 36,355       $ 36,292        $ 20,184       $ 14,733       $ 11,347
 Capital expenditures                                        $ 16,185       $  6,210        $  6,554       $  6,259       $  5,103
 Depreciation and amortization                               $ 16,245       $ 17,070        $ 11,601       $  6,188       $  4,612
 Internal research and development                           $  8,027       $  9,867        $  5,104       $  3,919       $  3,852
 Employees (7)                                                  2,207          2,001           1,825          1,206            929
 Revenues per employee (8)                                   $    203       $    196        $    154       $    139       $    147

(1) Earnings per share and financial ratios from continuing operations are presented and calculated before extraordinary item in fiscal 1999.

(2) No cash dividends have been distributed in any of the years in the five-year period ended March 31, 2001.

(3) Earnings from continuing operations before extraordinary items, interest and related expenses, and income taxes.

(4) Earnings from continuing operations before extraordinary items, interest and related expenses, income taxes, depreciation and amortization.

(5) EBITDA less capital expenditures.

(6) Ratio of EBITDA to interest and related expenses (primarily amortization of debt issuance costs).

(7) Indicates the number of employees, excluding employees at the Company's discontinued operations, at March 31 for each of the fiscal years presented.

(8) Based on average number of employees from continuing operations.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of our consolidated financial condition and results of operations as of March 31, 2001 and 2000, and for each of the fiscal years in the three-year period ended March 31, 2001. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes in this Form 10-K.

Forward-Looking Statements

The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent in forward-looking statements. Accordingly, our actual results could differ materially from those suggested by such statements. Risks include, without limitation: the effect of our acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; the effects of government regulation or shifts in government policy, as they may relate to our products and services; competition; and other matters referred to in this report.

Overview

We are a leading supplier of defense electronics products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and consumer markets. Incorporated in 1968, we have served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, mission recorders and deployable flight incident recorders. Our products are deployed on U.S. Navy surface ships, submarines and surveillance aircraft, U.S. Army battle tanks and other vehicles, and are used other military and non-military applications.

We have increased our annual revenues and operating income at compound annual growth rates of approximately 33% and 34% respectively over the last five years. In addition, from fiscal 2000 to fiscal 2001, operating income increased over 43% and net earnings from continuing operations increased over 56%. For the year ended March 31, 2001, we generated sales of $427.6 million and operating income of $37.5 million.

Funded backlog also has increased substantially. At March 31, 2001, our funded backlog was approximately $456.5 million, an increase of 18% from March 31, 2000. As of March 31, 2001, approximately 41% and 30% of our backlog related to products and services for the U.S. Army and U.S. Navy, respectively, as compared with 45% and 28% at March 31, 2000.

Company Organization and Products

We operate in three principal business segments on the basis of products and services offered. Separate and distinct businesses comprise each operating segment: the Electronic Systems Group (ESG), the Electro-Optical Systems Group
(EOSG) and the Flight Safety and Communications Group (FSCG). All of our other operations and activities are combined in "Other."

Our Electronic Systems Group is a leader in the development, production and support of high-performance combat display workstations used by the U.S. Navy. In addition, we supply the military and intelligence communities with signal processing systems and computer systems adapted, or "ruggedized," for harsh environments. We incorporate advanced commercial computing technology to provide rapidly fielded and cost-effective system solutions for enhancing the military's ability to attain information dominance in land, sea and air applications. These systems are deployed on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. Our family of rugged computer products is also used in the U.S. Army's ongoing battlefield digitization program.

Our Electronic Systems Group provided $186.5 million, or 44% of total sales, for the year ended March 31, 2001.

Our Electro-Optical Systems Group is a leading provider of sophisticated thermal imaging and targeting systems. We have one of the few high-performance focal plane array foundries that allows us to design and develop these electro-optical systems for our customers. We design, manufacture and market thermal imaging systems that allow operators to detect, identify and target objects based upon their infrared signatures under adverse conditions, such as darkness, fog, smoke and dust. These systems are used in the U.S. Army's most important battlefield platforms, including the Abrams Battle Tank, the Bradley Infantry Fighting Vehicle, the High-Mobility Multi-Purpose Wheeled Vehicle Scout and the Javelin missile program. We also design and manufacture eye-safe laser range finders and multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and the AC-130U gunship.

In addition to military applications, we are leveraging our advanced electro-optical production capability by expanding into related non-defense markets. For example, we manufacture electro-optical modules for commercial devices used in corrective laser eye surgery and integrate systems for retinal scanning.

Our Electro-Optical Systems Group provided $160.6 million, or 38% of total sales, for the year ended March 31, 2001.

Our Flight Safety and Communications Group supplies airborne deployable recorders, surveillance and communications systems and electronic manufacturing services. We are the leading manufacturer of deployable flight voice and data recording equipment, or "black box" recorders, for U.S. and foreign customers. Mounted to the airframe, these recorders eject automatically from the aircraft prior to impact, so that they more easily can be located by search and rescue teams. We have provided over 4,000 of these deployable recorders for military and search and rescue aircraft. We also supply integrated naval ship communications, information management systems, coastal surveillance systems and ultra high-speed digital imaging systems. In addition, we provide electronic manufacturing services, often with value-added engineering content, to the defense and space industries.

Our Flight Safety and Communications Group provided $70.9 million, or 17% of total sales, for the year ended March 31, 2001.

"Other" includes the activities of DRS Corporate Headquarters and DRS Ahead Technology. DRS Ahead Technology is a commercial operation that produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment.

Discontinued Operations

On May 18, 2000, our Board of Directors approved an agreement to sell our magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria. These operations produced primarily magnetic tape recording heads for transaction products that read data from magnetic cards, tapes and ink. In fiscal 2000, in anticipation of the sale, we recorded a $2.1 million charge, net of tax, on the disposal of these operations. On August 31, 2000, we completed the sale of these business units. The sale of the magnetic tape head business was a strategic decision by us to focus our resources on our core businesses. All financial information presented in this discussion and analysis reflects these business units as discontinued operations.

Business Combinations and Disposals

The following summarizes certain business combinations and transactions we completed which significantly affect the comparability of the period-to-period results presented in this discussion and analysis.

Fiscal 2001 Transaction

On June 14, 2000, a newly formed subsidiary of ours acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in stock (approximately 355,000 shares of our Common Stock). We funded the cash portion of this acquisition through borrowings under our revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC, the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. The excess of costs over the estimated fair value of identifiable net assets acquired and the appraised value of certain identified intangible assets were approximately $3.5 million and $3.3 million, respectively, and are being amortized on a straight-line basis over twenty years and ten years, respectively. In connection with the acquisition, we incurred approximately $420,000 in transaction costs.

Fiscal 2000 Transaction

On July 21, 1999, our subsidiary, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd., for approximately $7.8 million in cash and potential future consideration, not to exceed a total purchase price of $10.2 million. Located in Chippenham, Wiltshire, U.K., and now operating as DRS Rugged Systems (Europe) Products Ltd., the company designs and develops rugged computers and peripherals primarily for military applications. The excess of cost over the estimated fair value of net assets acquired was approximately $8.7 million and is being amortized on a straight-line basis over twenty years. Any additional consideration paid by us would be an adjustment to goodwill.

Fiscal 1999 Transactions

On October 20, 1998, we acquired, through certain of our subsidiaries, certain assets of Raytheon Company's Second Generation Ground-Based Electro-Optical Systems and Focal Plane Array businesses, which we refer to as the EOS business, and certain of Raytheon's subsidiaries, pursuant to the Asset Purchase Agreement dated as of July 28, 1998, between us and Raytheon, as amended (the EOS Acquisition). We paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to a post-closing working capital adjustment, as provided for in the Asset Purchase Agreement, not to exceed $7 million. The amount of such working capital adjustment, if any, is the subject of arbitration between us and Raytheon. Although we cannot, at this time, predict the outcome of such arbitration, we do not expect that the final adjustment will have a material impact on our consolidated financial position or results of operations. The excess of cost over the estimated fair value of identifiable net assets acquired (goodwill) and the appraised value of certain identified intangible assets were approximately $34.5 million and $30.8 million, respectively, and are being amortized on a straight-line basis over twenty years. We incurred professional fees and other costs related to the acquisition from Raytheon of approximately $2.0 million, which also were capitalized as part of the total purchase price. We have valued acquired contracts in process at their remaining contract prices, less estimated costs to complete, and an allowance for normal profits on our effort to complete such contracts. During fiscal 2001, we recorded a $9.8 million reduction to goodwill. The reduction to goodwill was due to accruals for future contract costs that are no longer required on acquired contracts. The EOS business, operating as DRS Sensor Systems, Inc. and

DRS Infrared Technologies, LP, provides products used in the detection, identification and acquisition of targets based on infrared data.

On February 19, 1999, one of our wholly-owned subsidiaries merged with and into NAI Technologies, Inc., a New York corporation, with NAI being the surviving corporation and continuing as our direct wholly-owned subsidiary, for stock and other consideration valued at approximately $24.8 million. In connection with our merger with NAI, we issued 2,858,266 shares of Common Stock. The excess of cost over the estimated fair value of identifiable net assets acquired was approximately $26.7 million and is being amortized on a straight-line basis over twenty years. During fiscal 2001, new tax regulations became effective which changed the rules for determining how net operating loss carryforwards of an acquired company could be utilized. As a result of this tax law change, we recorded a $3.2 million reduction to our deferred tax asset valuation allowance and goodwill during fiscal 2001. Prior to our merger with NAI, we began to assess and formulate a plan to close NAI's Longmont, Colorado facility and transfer engineering and production to our other locations. In January 2000, we announced our plan, which included relocating/terminating approximately 45 employees. A cost of approximately $1.5 million was recorded as an adjustment to the acquisition cost during fiscal 2000. We completed our exit plan in the first quarter of fiscal 2001. The following table reconciles the related liability at March 31, 2000 to the liability as of March 31, 2001:

                                  Liability at    Utilized in     Liability at
                                 March 31, 2000   Fiscal 2001    March 31, 2001
                                 --------------   -----------    --------------
                                                 (in thousands)

Severance / employee costs          $ 1,195         $ 1,195             $ -
Estimated lease commitments
and related facility costs              215             215               -
                                    -------         -------             ----
Total                               $ 1,410         $ 1,410             $ -
                                    =======         =======             ====

We also incurred professional fees and other costs related to our merger with NAI of approximately $2.8 million, which were capitalized as part of the total purchase price. NAI, now operating as DRS Advanced Programs, Inc. and DRS Rugged Systems (Europe) Ltd., provides rugged computers, peripherals and integrated systems primarily for military and special government applications.

The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses were included in our reported operating results from their respective effective dates of acquisition. Except for our acquisition from Raytheon and our merger with NAI, the financial position and results of operations of these businesses were not significant to ours as of their respective effective dates of acquisition.

We selectively target acquisition candidates that complement or expand our product lines, services or technical capabilities. We continue to seek acquisition opportunities consistent with our overall business strategy.

Restructuring

In addition to the closure of the Longmont, Colorado facility described above, during the third and fourth quarters of fiscal 2000, we announced plans to restructure our operations, which resulted in our recording of restructuring charges totaling approximately $2.2 million. Our restructuring initiatives impacted our EOSG and FSCG operating segments and DRS Corporate. EOSG recorded a restructuring charge of approximately $831,000 primarily for costs relating to consolidating two facilities into one in Oakland, New Jersey. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. and DRS Precision Echo, Inc. operating units, respectively, for severance and other employee related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate recorded a restructuring charge of approximately $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred.

In the third quarter of fiscal 2001, we revised our estimate relating to our facility consolidation efforts in Oakland, New Jersey and recorded a charge of $525,000. At March 31, 2001, the majority of the restructuring liability shown below represents termination benefits to be paid in accordance with contractual terms over the next thirteen months and lease commitments over the next fifteen months. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of March 31, 2001:

                                Liability at     Fiscal 2001    Utilized in      Liability at
                               March 31, 2000      Charges      Fiscal 2001     March 31, 2001
                               --------------    -----------    -----------     --------------
                                                       (in thousands)
Estimated lease commitments
and related facility costs        $   328         $ 525         $ 396                $ 457
Severance/employee costs              690             -           434                  256
                                  -------         -----         -----                -----
Total                             $ 1,018         $ 525         $ 830                $ 713
                                  =======         =====         =====                =====


The overall reduction in direct and indirect operating expenses resulting from these management actions has had a positive effect on our fiscal 2001 operating results and should continue to benefit future periods.

Results of Operations

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.


Fiscal Year Ended March 31, 2001 Compared To Fiscal Year Ended March 31, 2000

Revenues and operating income for the year ended March 31, 2001 increased approximately $36.1 million and $11.4 million, respectively, as compared with the prior fiscal year. The increase in revenues was primarily attributable to increased shipments of infrared detectors, search and navigation radar systems, increased volume in electro-optical contract manufacturing and military display workstation engineering services, as well as to $17.8 million in revenues from our fiscal 2001 acquisition of DRS Communications Company. These increases in revenues were partially offset by a decrease in shipments of certain rugged computers and peripherals in Europe, decreased orders for high-speed cameras and later-than-anticipated orders received for certain mission data recording systems. The 43% increase in operating income was driven by the overall increase in revenues, a $1.6 million operating income contribution from DRS Communications Company, and the year-over-year net impact of changes in estimated profitability on certain long-term contracts. Most of our contracts are long-term in nature, spanning multiple years. We review cost performance and estimates to complete on these contracts at least quarterly and, in many cases, more frequently. If the estimated cost to complete a contract changes from the previous estimate, we will record a favorable or unfavorable adjustment to earnings in the current period. Partially offsetting the fiscal 2001 increase in operating income was the impact of certain charges at our operating segments. See discussion of operating segments below for additional information.

Interest and related expenses decreased approximately $1.1 million for the year ended March 31, 2001, as compared with the corresponding prior-year period. The decrease was primarily the result of a 56% decrease in average working capital borrowings outstanding during the year ended March 31, 2001, as compared with the corresponding prior year period and the favorable impact of the fiscal 2001 conversion of approximately $19.1 million of our previously outstanding 9% Senior Subordinated Convertible Debentures into approximately 2.2 million shares of our Common Stock. Partially offsetting the decrease in interest expense was a non-cash charge of approximately $305,000 relating to the conversion of $8.7 million of the debentures during the second quarter of fiscal 2001.

Our effective tax rate was 52% and 40% in the fiscal years ended March 31, 2001 and 2000, respectively. The increase in the effective tax rate for fiscal 2001 was primarily due to the following: the continued increase in domestic earnings, which are taxed at higher overall rates in comparison with our foreign tax jurisdictions; losses in our U.K. operations for which the full tax benefit has not yet been recognized; the effects of non-deductible goodwill and lobbying expenses;

and the impact of certain domestic and foreign tax benefits utilized in fiscal 2000. It is anticipated that our effective tax rate will decline moderately in future years as we continue to grow and our U.K. operations return to profitability.

Minority interest was approximately $1.4 million and $1.3 million in fiscal 2001 and 2000, respectively. The increase was due to higher operating income generated by ESG's DRS Laurel Technologies unit, in which we have an 80% interest.

Fiscal Year Ended March 31, 2000 Compared To Fiscal Year Ended March 31, 1999

Revenues and operating income for the year ended March 31, 2000 increased approximately $126.0 million and $11.0 million, respectively, as compared with the prior fiscal year. These increases were primarily attributable to the inclusion of a full year of operations of our fiscal 1999 third quarter acquisition from Raytheon and the fiscal 1999 fourth quarter merger with NAI. In addition to the impact of the fiscal 1999 acquisitions, fiscal 2000 revenues and operating income were positively impacted by our second quarter acquisition of DRS Rugged Systems (Europe) Products Ltd. Fiscal 2000 consolidated operating income also was impacted by the approximately $2.2 million charge recorded in connection with restructuring certain operations (see Restructuring). See discussion of operating segments below for additional information.

Interest and related expenses increased approximately $3.2 million for the year ended March 31, 2000, as compared with the corresponding prior-year period. The increase was primarily due to higher average borrowings outstanding in fiscal 2000 related to the fiscal 1999 EOS Acquisition and the impact of the fiscal 2000 second quarter acquisition of DRS Rugged Systems (Europe) Products Ltd. Interest also increased as a result of higher average working capital borrowings in fiscal 2000, as compared with fiscal 1999.

Our effective tax rate was 40% and 33% in the fiscal years ended March 31, 2000 and 1999, respectively. The effective rate for fiscal 2000 reflected the continued growth in domestic earnings, which were taxed at higher overall rates in comparison to our foreign tax jurisdictions. The effective rate also increased due to the effect of non-deductible goodwill.

Minority interest was approximately $1.3 million and $1.0 million in fiscal 2000 and 1999, respectively. The increase was due to higher operating income generated by our DRS Laurel Technologies unit, in which we have an 80% interest.

In fiscal 2000, we recorded a $1.3 million loss, net of tax, from discontinued operations and a $2.1 million loss, net of tax, on the disposal of discontinued operations relating to the then pending sale of our magnetic tape head business.

In fiscal 1999, we recorded an extraordinary charge of approximately $2.3 million, net of tax, in connection with a modification of our credit facility.

Operating Segments

The following tables set forth, by operating segment, revenues, operating income, operating margin and the percentage increase or decrease of those items as compared with the prior period:

                                                Years Ended March 31,                 Percent Changes
                                       ---------------------------------------   -------------------------
                                                                                     2001 vs.    2000 vs.
                                            2001        2000           1999            2000        1999
                                         ---------    ---------     ---------       ---------   ---------
ESG                                             (dollars in thousands)
                                       ---------------------------------------   -------------------------
External revenues                        $ 186,474    $ 187,794     $ 123,558          (0.7%)       52.0%
Operating income before
 amortization of goodwill and
 related intangibles                     $  17,244    $  16,370     $   9,497           5.3%        72.4%
Operating income                         $  15,336    $  14,593     $   9,292           5.1%        57.0%
Operating margin                              8.2%         7.8%          7.5%           5.1%         4.0%
                                       ---------------------------------------   -------------------------
EOSG
                                       ---------------------------------------   -------------------------
External revenues                        $ 160,603    $ 141,108     $  69,972          13.8%       101.7%
Operating income before
 amortization of goodwill and
 related intangibles                     $  26,232    $  14,804     $   5,077          77.2%       191.6%
Operating income                         $  22,691    $  11,404     $   3,581          99.0%       218.5%
Operating margin                             14.1%         8.1%          5.1%          74.1%        58.8%
                                       ---------------------------------------   -------------------------
FSCG
                                       ---------------------------------------   -------------------------
External revenues                        $  70,878    $  54,209     $  60,438          30.7%       (10.3%)
Operating income before
 amortization of goodwill and
 related intangibles                     $   2,125    $   3,799     $   5,672         (44.1%)      (33.0%)
Operating income                         $     208    $   2,762     $   4,684         (92.5%)      (41.0%)
Operating margin                              0.3%         5.1%          7.8%         (94.1%)      (34.6%)
                                       ---------------------------------------   -------------------------
Other
                                       ---------------------------------------   -------------------------
External revenues                        $   9,651    $   8,356     $  11,881          15.5%       (29.7%)
Operating (loss) before
 amortization of goodwill and
 related intangibles                     $    (450)   $  (2,391)    $  (2,022)         81.2%       (18.2%)
Operating (loss)                         $    (704)   $  (2,581)    $  (2,256)         72.7%       (14.4%)
Operating margin                             (7.3%)      (30.9%)       (19.0%)         76.4%       (62.6%)
                                       ---------------------------------------   -------------------------


Fiscal Year Ended March 31, 2001 Compared With Fiscal Year Ended March 31, 2000

Electronic Systems Group. Our Electronic Systems Group's revenues decreased $1.3 million, or 1%, in fiscal 2001, as compared with fiscal 2000. Lower revenues for the year ended March 31, 2001 were due primarily to a decrease in shipments of certain rugged computers and peripherals in the U.K. This decrease was partially offset by increases in revenues from shipments of search and navigation radar systems and military display workstations, in addition to engineering services for display workstation product lines. Operating income and operating margin both increased 5% in fiscal 2001, as compared with the prior fiscal year. The increases in operating income and operating margin were driven by a change in product mix to higher margin programs, coupled with operating efficiencies and the cost savings derived from the closure of the Longmont, Colorado production facility. The Longmont facility ceased operations on March 31, 2000 and production was moved into our new electronic manufacturing facility in Johnstown, Pennsylvania in fiscal 2001.

Electro-Optical Systems Group. Our Electro-Optical Systems Group's revenues increased $19.5 million, or 14%, in fiscal 2001, as compared with fiscal 2000. The increase in revenues was driven by increased volume in commercial electro-optical contract manufacturing and shipments of infrared detectors and fire control systems. Operating income increased $11.3 million in fiscal 2001, as compared with the prior fiscal year. The increase in operating income reflected the increase in revenues and the impact of $8.3 million in favorable program adjustments recorded in fiscal 2001 on certain long-term production programs. Estimates to complete these programs were revised to reflect lower than anticipated overhead costs and the benefit of certain productivity improvements. The Company recorded a $2.9 million favorable adjustment on a long-term production contract in fiscal 2000. Estimates to complete this contract were revised in the third quarter of fiscal 2000 to reflect the benefit of management's efforts to reduce overall production costs, primarily by identifying and procuring certain materials and subassemblies from alternate suppliers. The benefits of management's cost reduction initiatives began to be realized in the third quarter of fiscal 2000, as shipments of certain units commenced, and in fiscal 2001, with increased quantities of units shipped. Partially offsetting these increases were fiscal 2001 charges of $1.3 million for changes in estimates on certain long-term production programs and $525,000 for additional costs expected to be incurred in connection with a facility that was vacated during fiscal 2000. Fiscal 2000 operating income reflected charges of $1.3 million for certain product warranty reserves and additional development costs for a commercial product line.

Flight Safety and Communications Group. Our Flight Safety and Communications Group's revenues increased $16.7 million, or 31%, in fiscal 2001, as compared with fiscal 2000. The increase in revenues was primarily attributable to the acquisition of DRS Communications Company at the end of the first quarter of fiscal 2001, as well as continued growth in FSCG's electronic manufacturing and shipboard communications systems businesses. In the year ended March 31, 2001, DRS Communications Company contributed to the FSCG operating segment approximately $17.9 million in revenues. The increase in revenues was partially offset by decreased orders for this group's high-speed digital cameras and temporarily delayed orders for certain mission data recording systems. Operating income decreased approximately $2.6 million in fiscal 2001, as compared with the prior fiscal year. The decrease in operating income was attributed to several factors: a $1.3 million charge in the third quarter of fiscal 2001 for estimated excess inventories associated with a specific product line for which the anticipated future sales are less than previously estimated; a $1.0 million charge for a contract pricing dispute between us and a prime contractor on a U.S. Navy program; a charge of $1.9 million for additional costs incurred to complete the development of a new mission data recording system for the U.S. Navy; less favorable absorption of fixed operating expenses associated with lower production volumes for certain mission data recording systems and high-speed digital cameras; and lower overall profit margins in the Flight Safety and Communication Group's electronic manufacturing business. In an effort to reduce costs and take advantage of certain manufacturing efficiencies, we announced in April 2001 that we would be closing our Santa Clara, California facility and moving production and engineering operations to other DRS facilities. We anticipate that the cost savings associated with this effort will offset the cost to implement the plan and that there should not be any adverse impact to our fiscal 2002 earnings. Partially offsetting the fiscal 2001 decrease in operating income was the positive effect of DRS Communications Company, which contributed approximately $1.6 million in operating income to FSCG for the fiscal year ended March 31, 2001.

Other. Revenues increased $1.3 million in fiscal 2001, as compared with fiscal 2000. The increase in revenues was primarily due to increased shipments of components used to manufacture disk drive media. This revenue growth resulted from certain improvements and opportunities in the computer disk drive marketplace and improved marketing of DRS Ahead Technology's products and services.

The decrease in the operating loss in fiscal 2001, as compared with the prior fiscal year, was driven by the increase in revenues discussed above, a reduction in general and administrative expenses at DRS Ahead Technology and the allocation of certain costs to the operating units which previously had been recorded at DRS Corporate. This improvement was partially offset by a $1.1 million charge recorded in fiscal 2001 to fully reserve for a note receivable that may not be collectible.

Fiscal Year Ended March 31, 2000 Compared With Fiscal Year Ended March 31, 1999

Electronic Systems Group. Our Electronic Systems Group's increase in revenues and operating income for the year ended March 31, 2000, as compared with the prior year, was due primarily to the inclusion of the full-year operating results of our fiscal 1999 fourth quarter merger with NAI. Revenues and operating income for the year ended March 31, 2000 attributable to our merger with NAI increased by $51.8 million and $3.8 million, respectively, as compared with the prior-year period. Following its acquisition in July 1999, DRS Rugged Systems (Europe) Products Ltd. contributed approximately $7.4 million and $1.4 million in additional revenues and operating income, respectively, for the year ended March 31, 2000. The overall increase in this group's revenues and operating income also was attributable to continued growth of our military display workstation programs.

Electro-Optical Systems Group. The Electro-Optical Systems Group's increase in revenues and operating income for the year ended March 31, 2000 was primarily attributable to the October 1998 EOS Acquisition. This acquisition contributed approximately $117.5 million in revenues and $13.9 million of operating income for the year ended March 31, 2000. Operating income for the year ended March 31, 2000 included a $2.9 million favorable program adjustment, as discussed above. Revenues and operating income for the year ended March 31, 2000 attributable to the EOS Acquisition increased by $70.2 million and $10.4 million, respectively, as compared with the corresponding prior period. Exclusive of the contributions of the EOS business, this group's operating income decreased by $2.5 million for the year ended March 31, 2000. The decrease in operating income was primarily attributable to the following factors: restructuring charges totaling $831,000 (see Restructuring); $830,000 for anticipated costs to be incurred in connection with certain product warranty issues associated with a specific product line; and a charge of approximately $500,000 relating to additional development costs associated with one of this group's commercial product lines.

Flight Safety and Communications Group. The Flight Safety and Communications Group's revenues and operating income for the year ended March 31, 2000 decreased by approximately $6.2 million and $1.9 million, respectively. The decrease in revenues was primarily due to a decrease in shipments of airborne video tape recording systems, and the fact that fiscal 1999 revenues included approximately $1.7 million relating to an equitable adjustment claim settlement between us and the U.S. Navy. The decrease in revenues was partially offset by increased revenues from contract manufacturing and surface ship systems. The decrease in operating income and operating margin was primarily due to the decrease in revenues, a change in product mix and restructuring charges of approximately $812,000 recorded by FSCG (see Restructuring). In addition, during fiscal 2000, the group's management provided $1.6 million for estimated excess inventory and obsolescence relating to certain products.

Other. DRS Ahead Technology's revenues for the year ended March 31, 2000 decreased by $3.5 million, resulting from the effects of the sluggish global computer disk drive marketplace. Operating losses of DRS Ahead Technology for the year ended March 31, 2000 were approximately $721,000 less than those posted in the prior year. The improvement resulted from the cumulative effect of DRS Ahead Technology's ongoing cost reduction initiatives. The loss at DRS Corporate increased $1.0 million, primarily relating to $0.6 million of restructuring charges and increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table provides our cash flow data for the fiscal years ended March 31, 2001, 2000 and 1999:

                                                               Years Ended March 31,
                                                       --------------------------------------
                                                          2001          2000          1999
                                                       ----------    ---------     ----------
                                                                   (in thousands)

Net cash provided by operating activities              $  33,875     $   7,427     $  15,081
Net cash used in investing activities                  $ (19,260)    $ (14,956)    $ (60,912)
Net cash (used in) provided by financing activities    $ (16,056)    $   2,245     $  46,448

Operating Activities

Operating cash flow for the fiscal year ended March 31, 2001 improved by approximately $26.4 million, as compared with the corresponding prior-year period. This improvement was driven by increased earnings (net of adjustments for non-cash items), increases in certain liabilities and increased advanced payments from customers.

In fiscal 2000, net cash provided by operating activities decreased by approximately $7.7 million. This decrease was primarily driven by a significant decrease in accounts payable, accrued expenses and other current liabilities, and the liquidation of customer advances.

Investing Activities

Net cash used in investing activities for the fiscal year ended March 31, 2001 included $7.5 million used to acquire DRS Communications Company and $16.2 million for capital expenditures. Payments totaling $3.6 million received in connection with the sale of our magnetic tape head business units partially offset the cash flows used in investing activities. The $16.2 million capital expenditure outlay was significantly higher than in prior years, as a result of us upgrading our manufacturing and information technology capabilities. Future annual capital expenditures are expected to be higher than in the past, but less than the fiscal 2001 figure.

Financing Activities

During the fiscal year ended March 31, 2001, we paid approximately $7.8 million in principal payments against our term loans, borrowed approximately $44.8 million under our line of credit and repaid approximately $53.7 million (see Capital Resources discussion below for a description of our loan agreement with Mellon Bank, N.A.). Of the total $44.8 million borrowed in fiscal 2001, $7.5 million was used to acquire the net assets of DRS Communications Company, with the balance used to meet temporary working capital requirements. Other than cash flows from operations, the line of credit is our primary source of liquidity. In 2001, we reclassified our entire line of credit borrowings as long-term debt, excluding current installments to reflect the intent of the borrowings and their maturity date of October 1, 2003.

Debt

Total debt outstanding decreased by approximately $38.1 million, or 31%, during the fiscal year ended March 31, 2001 to $83.1 million. This significant decrease was due primarily to the fiscal 2001 conversion of $19.1 million of our previously outstanding 9% Senior Subordinated Convertible Debentures, as well as our effort during fiscal 2001 to reduce our working capital borrowings. Our total debt to EBITDA ratio improved to 1.6X at March 31, 2001, from 2.9X at March 31, 2000. The improvement in this ratio during fiscal 2001 was driven by increased earnings, as well as the overall reduction in total debt outstanding over the past fiscal year.

Capital Resources

We have a $160 million secured credit facility with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million, and the second in the principal amount of $50 million; and a revolving line of credit for $80 million, subject to a borrowing base calculation (the Credit Facility). The maturity dates of the loans are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments which began on June 30, 1999. The line of credit matures on October 20, 2003. The Credit Facility is secured by substantially all of our assets. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Credit Facility contains certain covenants and restrictions, including maintenance of a minimum level of consolidated net worth, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt and certain other restrictions.

The Credit Facility amended, restated and replaced our previously existing $60 million secured credit facility, consisting of a $20 million term loan and a $40 million revolving line of credit. For accounting purposes, the modification of the credit facility was accounted for as an extinguishment of debt pursuant to the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (Issue No. 96-19). Accordingly, the unamortized balance of deferred financing costs relating to the previous credit facility, plus fees paid in connection with the modification, were recorded as an extraordinary charge in the amount of $2.3 million, net of tax of $1.3 million, during the year ended March 31, 1999.

We were in compliance with all covenants under our credit agreements at March 31, 2001 and 2000. As of March 31, 2001, we had approximately $59.5 million of additional available credit, after satisfaction of our borrowing base requirements.

As of March 31, 2001, approximately $82.1 million was outstanding against the Credit Facility, in addition to which $6.2 million was contingently payable under letters of credit, as compared with amounts outstanding and contingently payable at March 31, 2000 of $101.0 million and $6.1 million, respectively. Weighted average borrowings under revolving lines of credit for the fiscal years ended March 31, 2001 and 2000 were approximately $24.5 million and $33.0 million, respectively. The weighted average interest rates on outstanding revolving line of credit borrowings as of March 31, 2001 and 2000 were 7.8% and 8.1%, respectively. The effective interest rates on the term loans were 7.5% and 9.45%, as of March 31, 2001 and 7.6% and 10.4% as of March 31, 2000.

We actively seek to finance our business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. Management continually reviews the changing financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness.

Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and the foreseeable future. Consistent with our desire to generate cash to invest in our core businesses and reduce debt, we anticipate that, subject to prevailing financial, market and economic conditions, we may divest certain non-core businesses.

Backlog

Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. However, there has been a recent trend in our backlog to include a higher percentage of commercial product orders and commercial off-the-shelf (COTS)-based systems for the military, both of which favor shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results.

Backlog at March 31, 2001 was approximately $456.5 million, as compared with $388.1 million at March 31, 2000. We booked $478.8 million in new orders in fiscal 2001. The increase in backlog was due to the net effect of bookings and $27.2 million in backlog contributed by DRS Communications Company, as a result of our acquisition of this operation in June 2000, partially offset by increased revenues. Approximately 87% of backlog as of March 31, 2001 is expected to result in revenues during fiscal 2002.

Of the $478.8 million in new contract awards booked in fiscal 2001, our Electronic Systems Group secured $207.0 million in new contracts, including significant awards of approximately $118.0 million for production and engineering for AN/UYQ-70 Advanced Display Systems used in U.S. Navy Aegis ships, aircraft and submarines; $47.6 million for rugged computers, servers and peripheral equipment, consisting of $20.1 million for engineering and production contracts for CH/S-2 rugged, portable computers for the U.S. Army and $27.5 million for rugged computers used in intelligence applications and international battlefield digitization programs. Our Electro-Optical Systems Group booked awards of $173.4 million in fiscal 2001, including contracts valued at $71.7 million from the U.S. Army to provide Horizontal Technology Integration Second Generation Forward Looking Infrared (HTI SGF) Thermal Imaging Systems for the sighting systems of the Abrams M1A2 System Enhancement Package (SEP) and Bradley M2A3 Fighting Vehicles. Fiscal 2001 also marked the first year that we expanded our HTI technology into airborne applications by receiving an award to install this technology on the AH-64 Apache attack helicopter. Other significant EOSG awards for the year included $40.2 million for detectors and cooler assemblies used to support sighting systems, $19.5 million for fire control targeting and acquisition systems, and $26.2 million for commercial electro-optical systems manufacturing to produce upper optics modules for optical laser surgery equipment and retinal scanning devices. Our Flight Safety and Communications Group received a total of $88.4 million in new awards in fiscal 2001, including approximately $27.4 million in contracts for shipboard and data link communications systems, $22.4 million for advanced electronic manufacturing services for major aerospace prime contractors, and $21.4 million for flight incident recorders, locator beacons and other avionics. DRS Ahead Technology, included in the operations of Other, booked $10.0 million in new orders for magnetic burnish, glide and test verification heads used in the manufacture of computer disk drives.

Internal Research and Development

In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2001, 2000 and 1999 were $8.0 million, $9.9 million and $5.2 million, respectively. The decline in internal research and development was more than offset by a $9.4 million increase in customer-sponsored research and development.

Industry / Business Considerations

We are primarily engaged in the design and manufacture of high-technology systems and products used for the processing, display and storage of electronic data. Although we have diversified into commercial products and markets, a significant portion of our revenues continues to be derived directly or indirectly from defense industry contracts with the U.S. Government. In recent years, the Federal defense budget has been reduced dramatically in inflation-adjusted terms. However, the overall level of spending for defense electronics has increased, given the nature of modern warfare and its increasing reliance on sophisticated weaponry and support systems. In addition, the U.S. Government has determined that it is often more cost effective to retrofit and upgrade existing weapons platforms than to replace them. These factors have affected the nature and extent of defense procurement and have precipitated a consolidation of the defense industry and a focus principally on cost competitiveness and efficiency of operations. We have participated successfully in this industry consolidation through strategic business acquisitions and by streamlining our existing operations. We also have focused on supporting and improving existing products and programs, as well as identifying opportunities to develop and manufacture new products.

The defense electronics sector is characterized by rapid technological change. The nature of modern warfare also has changed, with increasing reliance on timely and accurate battlefield information, both to ensure that increasingly costly assets are deployed efficiently and to minimize the destruction of non-military targets. In response to these factors, as well as to a 1992 mandate by the Joint Chiefs of Staff, we focus on COTS product designs, whereby commercial electronic components are integrated, adapted, upgraded and "ruggedized" for applications in harsh military environments. Using COTS designs, we are able to develop and deliver our products using significantly less development time and with less expense compared with traditional military product cycles. The COTS approach generally results in shorter lead times, lower product costs and the employment of the latest available information and computing technologies. The design and manufacture of COTS-based products is a complex process requiring specific engineering capabilities, extensive knowledge of military platforms in which the equipment will be installed, and an in-depth understanding of military operating environments and requirements. We believe that we have the personnel and technical expertise required to address the technological challenges confronting the defense electronics sector.

We are subject to certain inherent risks associated with defense contracting, including changes in government policies and dependence on Congressional support, primarily for appropriations and allocation of funds to products and programs that we support. In recent years, our products and programs have been well supported. However, uncertainty exists with respect to the size and scope of future defense budgets and their possible impact on existing or future products and programs. Further, our existing defense contracts are subject to termination, either at the convenience of the customer or as a result of cancellation of funding. Our contracts and operations also are subject to governmental oversight, particularly with respect to business practices, contract performance and cost accounting practices. Governmental investigations may lead to claims against us, the outcome of which cannot be predicted. As described in Note 14 to our Consolidated Financial Statements in this Form 10-K, in April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics. Although additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, to date, no claim has been made against us or DRS Photronics. During the Government's investigation, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in our recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first boresight system since the start of the investigation.

International businesses involve additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, customs and practices in foreign countries. We expect that international sales as a percentage of our overall sales will continue to increase in future years as a result of, among other factors, our growth strategy and continuing changes in the United States defense industry.

Despite the complexity, evolving nature and certain risks associated with the industry, we have continued to grow. Future growth is dependent on our ability to maintain our flexibility and adaptability to changing market and industry conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

As we seek debt financing to maintain our ongoing operations and sustain our growth, we are exposed to interest rate risk on our variable rate borrowings. Our earnings are affected by changes in interest rates due to the impact those changes have on our outstanding variable rate debt. If interest rates average 50 basis points more in fiscal 2002 than in fiscal 2001, our interest expense would be increased by approximately $415,000. This amount was determined based on the interest rates in effect on our outstanding variable debt at March 31, 2001.

In an effort to limit our cash flow and interest expense exposure to interest rate fluctuations, and in accordance with certain covenants in the Credit Facility, we have entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of our term loans. A summary of the interest rate collar agreements in place as of March 31, 2001 and 2000 follows:

                               Notional Amount                                              Estimated Fair Value
                           ----------------------                                           ---------------------
                                  March 31,                                                        March 31,
 Effective   Expiration    ----------------------        Reference      Ceiling    Floor    ---------------------
  Date         Date          2001          2000            Rate           Rate     Rate        2001        2000
-----------  ----------    --------       -------        ---------      -------    -----    ---------     ------
                           (dollars in thousands)                                           (dollars in thousands)

  4/8/98       1/8/01       $  -          $ 6,200    3 Month CAD-BA*    6.35%      4.84%      $  -         $   4
 4/22/99      1/26/02       $20,000       $20,000    3 Month LIBOR      5.75%      4.80%      $  (74)      $ 426
 1/26/01      1/30/03       $10,000       $  -       3 Month LIBOR      6.50%      5.09%      $ (110)      $ -
 1/29/01      1/31/03       $10,000       $  -       3 Month LIBOR      6.50%      5.05%      $ (105)      $ -


  * Canadian Bankers Acceptance Rate

The weighted average three-month LIBOR rate in effect for our collar agreements outstanding as of March 31, 2001 was 4.98%.

Foreign Currency Exchange Risk

We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. Dollar for U.S. reporting purposes. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. We, at present, do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure.

We have experienced the effects of inflation through increased costs of labor, services and raw materials. Although a majority of our revenues are derived from long-term contracts, the selling prices of such contracts generally reflect estimated costs to be incurred in the applicable future periods.

Recently Issued Accounting Pronouncements

Effective April 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered "highly effective hedges" are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in comprehensive earnings until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is recognized immediately in earnings. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain provisions of SFAS 133. The adoption of these statements did not have any impact on our results of operations.

Item 8. Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                               Page
                                                                                               ----
Independent Auditors' Report...............................................................     38

Consolidated Balance Sheets as of March 31, 2001 and 2000..................................     39

Consolidated Statements of Earnings for the years ended March 31, 2001, 2000 and 1999......     40

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

         for the years ended March 31, 2001, 2000 and 1999.................................     41

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999....     42

Notes to Consolidated Statements...........................................................     43

Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts

         for the years ended March 31, 2001, 2000 and 1999..................................    64

                          Independent Auditors' Report




To the Board of Directors and Stockholders
DRS Technologies, Inc.:

We have audited the consolidated financial statements of DRS Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Short Hills, New Jersey
May 17, 2001

                        DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                                                                  March 31,
                                                                                          ---------------------------
                                                                                              2001          2000
                                                                                          ------------- -------------
                                         Assets
Current Assets
Cash and cash equivalents                                                                      $ 2,324       $ 3,778
Accounts receivable, net (Note 5)                                                               97,645        80,894
Inventories, net of progress payments (Note 6)                                                  74,327        62,326
Prepaid expenses, deferred income taxes and other current assets (Note 12)                       8,697         6,326
Net current assets of discontinued operations (Note 4)                                               -         5,309
                                                                                          ------------- -------------
   Total current assets                                                                        182,993       158,633
                                                                                          ------------- -------------
Property, plant and equipment, net (Note 7)                                                     37,639        29,006
Goodwill and related intangible assets, net (Note 8)                                           109,302       125,321
Deferred income taxes and other noncurrent assets (Note 12)                                      5,006         7,138
                                                                                          ------------- -------------
   Total assets                                                                              $ 334,940     $ 320,098
                                                                                          ============= =============
                         Liabilities and Stockholders' Equity

Current liabilities
Current installments of long-term debt (Note 10)                                               $ 7,217       $ 5,699
Short-term bank debt (Note 10)                                                                     831        17,781
Accounts payable                                                                                40,089        28,295
Accrued expenses and other current liabilities (Note 9)                                         91,170        85,474
                                                                                          ------------- -------------
   Total current liabilities                                                                   139,307       137,249
                                                                                          ------------- -------------

Long-term debt, excluding current installments (Note 10)                                        75,076        97,695
Other liabilities (Notes 13 and 14)                                                              8,610         6,970
                                                                                          ------------- -------------
   Total liabilities                                                                           222,993       241,914
                                                                                          ------------- -------------

Stockholders' equity (Notes 10 and 13)
Preferred Stock, no par value. Authorized 2,000,000 shares;                                          -             -
 none issued at March 31, 2001 and 2000
Common Stock, $.01 par value per share. Authorized
 20,000,000 shares; issued 12,058,057 and 9,717,020 shares
 at March 31, 2001 and 2000, respectively                                                          121            97
Additional paid-in capital                                                                      72,033        48,584
Retained earnings                                                                               44,025        32,047
Accumulated other comprehensive losses                                                          (3,968)          (86)
Treasury Stock, at cost: 440,939 shares of
common stock at March 31, 2000                                                                       -        (1,988)
Unamortized stock compensation                                                                    (264)         (470)
                                                                                          ------------- -------------
   Total stockholders' equity                                                                  111,947        78,184
                                                                                          ------------- -------------
Commitments and contingencies (Notes 3 and 14)
Total liabilities and stockholders' equity                                                   $ 334,940     $ 320,098
                                                                                          ============= =============

             See accompanying Notes to Consolidated Financial Statements.

                DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                 (in thousands, except per-share data)


                                                                                    Years ended March 31,
                                                                           ---------------------------------------
                                                                              2001          2000         1999
                                                                           ------------  -----------  ------------
Revenues                                                                     $ 427,606    $ 391,467     $ 265,849
Costs and expenses (Note 6)                                                    389,550      363,086       250,548
Restructuring charges (Note 2)                                                     525        2,203             -
                                                                           ------------  -----------  ------------
Operating income                                                                37,531       26,178        15,301
Interest and other income, net                                                    (310)        (572)         (857)
Interest and related expenses                                                   11,461       12,600         9,357
                                                                           ------------  -----------  ------------
Earnings from continuing operations before extraordinary
item, minority interests and income taxes                                       26,380       14,150         6,801
Minority interests                                                               1,426        1,318         1,021
                                                                           ------------  -----------  ------------
Earnings from continuing operations before extraordinary                        24,954       12,832         5,780
item and income taxes
Income taxes (Note 12)                                                          12,976        5,171         1,915
                                                                           ------------  -----------  ------------
Earnings from continuing operations before extraordinary item                   11,978        7,661         3,865
Loss from discontinued operations, net of tax (Note 4)                               -       (1,255)         (879)
Loss on disposal of discontinued operations, net of tax (Note 4)                     -       (2,096)            -
Extraordinary item, net of tax (Note 10)                                             -            -        (2,306)
                                                                           ------------  -----------  ------------
Net earnings                                                                 $  11,978    $   4,310     $     680
                                                                           ============  ===========  ============

Net earnings per share of common stock (Note 1)

Basic earnings per share:
     Earnings from continuing operations before extraordinary item               $1.14        $0.83         $0.58
     Loss from discontinued operations, net of tax                                   -        (0.14)        (0.13)
     Loss on disposal of discontinued operations, net of tax                         -        (0.23)            -
     Extraordinary item, net of tax                                                  -            -         (0.35)
                                                                           ------------  -----------  ------------
    Net earnings                                                                 $1.14        $0.47         $0.10
                                                                           ------------  -----------  ------------

Diluted earnings per share:
     Earnings from continuing operations before extraordinary item               $1.01        $0.76         $0.57
     Loss from discontinued operations, net of tax                                   -        (0.11)        (0.13)
     Loss on disposal of discontinued operations, net of tax                         -        (0.18)            -
     Extraordinary item, net of tax                                                  -            -         (0.34)
                                                                           ------------  -----------  ------------
     Net earnings                                                                $1.01        $0.47         $0.10
                                                                           ------------  -----------  ------------

     See accompanying Notes to Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                        (in thousands, except share data)


                                                                        Accumulated   Treasury Stock
                                 Common Stock    Additional                Other         (Note 13)        Unamortized      Total
Years Ended March 31,        ------------------   Paid-In    Retained  Comprehensive ------------------      Stock     Stockholders'
2001, 2000 and 1999            Shares    Amount   Capital    Earnings     Losses      Shares    Amount   Compensation      Equity
                             ----------  ------  ----------  --------  ------------- --------  --------  ------------  -------------
Balances at March 31, 1998    6,596,237    $ 66     $19,399  $ 27,057  $       (135)  402,461  $ (1,561) $       (491)     $ 44,335
Comprehensive earnings
Net earnings                          -       -           -       680             -         -         -             -           680
Foreign currency
   translation adjustment             -       -           -         -            (4)        -         -             -            (4)
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------  ------------
Total comprehensive
   earnings                           -       -           -       680            (4)        -         -             -           676
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------  ------------

Stock options exercised          63,600       1         143         -             -         -         -             -           144
Compensation relating to
   stock options and other
   stock awards, net                  -       -         427         -             -         -         -          (314)          113
Restricted stock bonus
   awards                             -       -         173         -             -   (17,297)       68             8           249
Conversion of 9%
   Debentures (Note 10)          97,830       1         855         -             -         -         -             -           856
Equity issued in
   connection with the
   NAI Merger (Notes 3
   and 13)                    2,858,266      28      27,041         -             -         -         -             -        27,069
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Balances at March 31,
   1999                       9,615,933      96      48,038    27,737          (139)  385,164    (1,493)         (797)       73,442
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Comprehensive earnings
Net earnings                          -       -           -     4,310             -         -         -             -         4,310
Foreign currency
   translation adjustment             -       -           -         -            53         -         -             -            53
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------
Total comprehensive
   earnings                           -       -           -     4,310            53         -         -             -         4,363
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Stock options exercised         101,087       1         502         -             -    55,775      (495)            -             8
Compensation relating
   to stock options and
   other stock awards,
   net                                -       -          44         -             -         -         -           327           371
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------- -------------

Balances at March 31,
   2000                       9,717,020      97      48,584    32,047           (86)  440,939    (1,988)         (470)       78,184
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Comprehensive earnings
Net earnings                          -       -           -    11,978             -         -         -             -        11,978
Foreign currency
   translation adjustment             -       -           -         -        (3,882)        -         -             -        (3,882)
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------
Total comprehensive
   earnings                           -       -           -    11,978        (3,882)        -         -             -         8,096
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Stock options and
   warrants exercised           248,391       2       2,289         -             -         -         -             -         2,291
Income tax benefit from
   stock options
   exercised                          -       -         607         -             -         -         -             -           607
Compensation relating
   to stock options and
   other stock awards,
   net of forfeitures           (10,465)      -        (105)        -             -         -         -           206           101
Conversion of 9%
   Debentures (Note 10)       2,188,691      22      18,645         -             -         -         -             -        18,667
Equity issued in
   connection with the
   GAC acquisition
   (Notes 3 and 13)             355,359       4       3,997         -             -         -         -             -         4,001
Cancellation of
   treasury stock              (440,939)     (4)     (1,984)        -             -  (440,939)    1,988             -             -
                             ----------  ------  ----------  --------  ------------  --------  --------  ------------ -------------

Balances at March 31,
   2001                      12,058,057   $ 121    $ 72,033  $ 44,025  $     (3,968)        -  $      -  $       (264)    $ 111,947
                             ==========  ======  ==========  ========  ============  ========  ========  ============ =============

          See accompanying Notes to Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Years Ended March 31,
                                                                      -------------------------------------
                                                                         2001         2000         1999
                                                                      -----------  -----------  -----------
Cash Flows from Operating Activities:

Net earnings                                                          $   11,978   $   4,310    $      680

Adjustments to reconcile net earnings to cash flows from operating activities:

Loss from discontinued operations, net of tax                                  -       1,255           879
Loss on disposal of discontinued operations, net of tax                        -       2,096             -
Extraordinary item, net of tax                                                 -           -         2,306
Depreciation and amortization                                             16,245      17,070        11,601
Inventory reserves and provision for doubtful accounts                     2,103       2,906         4,037
Deferred income taxes                                                       (287)       (550)       (3,364)
Other, net                                                                 1,856       1,382           373

Changes in assets and liabilities, net of effects from
  business combinations:
Increase in accounts receivable                                          (15,926)     (4,200)      (21,002)
(Increase) decrease in inventories                                        (9,456)      7,052       (22,750)
Decrease (increase) in prepaid expenses and other
   current assets                                                            354       1,573          (646)
Increase (decrease) in accounts payable                                   11,007     (15,450)       12,202
Increase (decrease) in accrued expenses and other
   current liabilities                                                     6,916      (3,750)       16,168
Increase (decrease) in customer advances                                   7,057      (6,518)       14,613
Other, net                                                                 2,028         841           461
                                                                      ----------   ---------    ----------
Net cash provided by operating activities of continuing
   operations                                                             33,875       8,017        15,558
Net cash used in operating activities of discontinued
   operations                                                                  -        (590)         (477)
                                                                      ----------   ---------    ----------

Net cash provided by operating activities                                 33,875       7,427        15,081
                                                                      ----------   ---------    ----------
Cash Flows from Investing Activities:

Capital expenditures                                                     (16,185)     (6,210)       (6,554)
Payments pursuant to business combinations, net of
   cash acquired                                                          (6,979)     (8,386)      (54,176)
Proceeds from sale of business                                             3,575           -             -
Other, net                                                                   329        (230)          103
                                                                      ----------   ---------    ----------
Net cash used in investing activities from continuing
   operations                                                            (19,260)    (14,826)      (60,627)
Net cash used in investing activities from discontinued
   operations                                                                  -        (130)         (285)
                                                                      ----------   ---------    ----------
Net cash used in investing activities                                    (19,260)    (14,956)      (60,912)
                                                                      ----------   ---------    ----------
Cash Flows from Financing Activities:
Net proceeds from acquisition-related debt                                 7,500       8,000        47,075
Payments on long-term debt                                               (63,130)    (10,096)       (1,193)
Proceeds from long-term debt borrowings                                   37,284       4,925         5,367
Retirement of convertible debt                                                 -        (690)       (4,992)
Proceeds from exercise of stock options and warrants                       2,188           8           144
Other, net                                                                   102          98            47
                                                                      ----------   ---------    ----------
Net cash (used in) provided by financing activities                      (16,056)      2,245        46,448
                                                                      ----------   ---------    ----------
Effect of exchange rates on cash and cash equivalents                        (13)       (969)         (280)
                                                                      -----------  ---------    ----------
Net (decrease) increase in cash and cash equivalents                      (1,454)     (6,253)          337
Cash and cash equivalents, beginning of year                               3,778      10,031         9,694
                                                                      ----------   ---------    ----------

Cash and cash equivalents, end of year                                $    2,324   $   3,778    $   10,031
                                                                      ===========  =========    ==========

    See accompanying Notes to Consolidated Financial Statements.

1.       Summary of Significant Accounting Policies

A.       Organization

DRS Technologies, Inc. and Subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronics systems and components and has served the defense industry for over thirty years. The Company provides advanced technology products and services to government and commercial customers worldwide, developing and manufacturing a broad range of mission-critical products in the areas of communications, combat systems, rugged computers, electro-optics, data storage, digital imaging, flight safety and space. The Company's defense electronics systems and subsystems are sold to all branches of the U.S. military, U.S. government intelligence agencies, major aerospace/defense contractors and international military forces.

B.       Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of DRS Technologies, Inc., its subsidiaries (all of which are wholly or majority owned) and a joint venture consisting of an 80% controlling partnership interest. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's magnetic tape head business units, which were sold, are reflected as discontinued operations for all periods presented (see Note 4).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the revenue recognition process, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.       Classifications

Unbilled receivables, inventories, accrual for future costs on uncompleted contracts, unearned income and accrual for future costs related to acquired contracts are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets and liabilities, respectively.

The Company has reclassified its Mellon Bank, N.A. working capital obligations (see Note 10) from short-term bank debt to long-term debt, excluding current installments, on the March 31, 2001 Consolidated Balance Sheet to reflect the intent of the borrowings and their maturity date of October 1, 2003. Certain other amounts for prior years have been reclassified to conform with the fiscal 2001 presentation.

D. Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and a weighted average rate of exchange is used for translating the statement of earnings. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a separate component of stockholders' equity.

E.       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

F.       Receivables

Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers.

G.       Inventories

Commercial and other non-contract inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or net realizable value. Costs accumulated under contracts are stated at actual cost, not in excess of estimated net realizable value, including, for long-term government contracts, applicable amounts of general and administrative expenses which include research and development costs, where such costs are recoverable under customer contracts. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred.

Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of progress payments and advances. Accordingly, such progress payments and certain advances are reflected as an offset against the related inventory balances. To the extent that customer advances exceed related inventory levels, such advances are classified as current liabilities.

H.       Property, Plant and Equipment

Depreciation and amortization are calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the life of the lease.

Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Costs of assets retired, sold or otherwise disposed of are removed from the accounts, and any gains or losses thereon are reflected in results of operations.

I.       Goodwill and Related Intangible Assets

Goodwill and related intangible assets consist primarily of intangible assets resulting from acquisitions. Goodwill represents the excess of cost of the investments over the fair values of the underlying net assets at the dates of investment and certain identifiable acquired intangible assets (see Note 3). Goodwill and related intangible assets are being amortized on a straight-line basis over appropriate periods, generally 10 to 30 years.

J.       Impairment of Long-Lived and Intangible Assets

The Company assesses the recoverability of the carrying value of its long-lived assets, including goodwill and other related intangibles, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows for each subsidiary or acquired business having a material acquisition-related intangible asset balance. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

K.       Derivative Financial Instruments

The Company does not use derivative financial instruments for speculative purposes. The Company utilizes, on a limited basis, derivative financial instruments in the form of interest rate collars to manage its exposure to interest rates (see Note 10). An interest rate collar is a combination of an interest rate cap and an interest rate floor. The collars in place allow the Company to manage a portion of its variable rate borrowings to an acceptable, predetermined range. Under the collar, no payments are required to be made by the Company or paid to the Company unless the prevailing market rate (based on the London Interbank Offered Rate or U.S. Prime Rate) drops below the floor or exceeds the ceiling. Any payment made or received by the Company in connection with the settlement of a collar is reflected as an adjustment to interest expense in the period in which it is settled. Effective April 1, 2001, the Company began to account for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see New Accounting Pronouncements for additional discussion).

L.       Revenue Recognition

Revenues related to long-term, firm fixed-price contracts, which principally provide for the manufacture and delivery of finished units, are recognized as shipments are made and, in certain circumstances, when all applicable revenue recognition criteria are met, prior to shipment to the customer. The estimated profits applicable to shipments are recorded pro rata based upon estimated total profit at completion of the contracts. Revenues from commercial product sales also are recognized upon shipment.

Revenues on contracts with significant engineering as well as production requirements are recorded using the percentage-of-completion method measured by the costs incurred on each contract to estimated total contract costs at completion (cost-to-cost) with consideration given for risk of performance and estimated profit.

Revenues from cost-reimbursement contracts are recorded, together with the fees earned, as costs are incurred.

Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on these contracts at least quarterly and in many cases more frequently. If the estimated cost to complete a contract changes from the previous estimate, the Company will record a positive or negative adjustment to earnings in the current period.

Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions which increase or decrease earnings based solely on a single significant event generally are not recognized until the event occurs.

Included in revenues for fiscal 2001, 2000 and 1999 were $32.9 million, $23.5 million and $15.4 million, respectively, of customer-sponsored research and development.

Approximately 78%, 80% and 81% of the Company's revenues in fiscal 2001, 2000 and 1999, respectively, were derived directly or indirectly from defense-industry contracts with the United States Government. In addition, approximately 12% in fiscal 2001, 12% in fiscal 2000 and 8% in fiscal 1999 of the Company's revenues were derived directly or indirectly from sales to foreign governments.

M.       Stock-Based Compensation

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, compensation cost is recognized for its stock options in the financial statements only as it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company's Common Stock as of the date of grant. The compensation cost of these grants are amortized on a straight-line basis over the lives of the respective grants. The Company follows the provisions of SFAS 123 and provides pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting for stock options, as defined in SFAS 123, had been applied (see Note 13).

N.       Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

O.       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options and warrants and, when dilutive, the effect of the assumed conversion of the Company's previously outstanding 9% Senior Subordinated Debentures (see Note 10). The following table provides the components of the per-share computations:


                                                                                 Years Ended March 31,
                                                                       --------------------------------------
                                                                          2001         2000          1999
                                                                       -----------  -----------   -----------
                                                                       (in thousands, except per-share data)
Basic EPS Computation
  Earnings from continuing operations before
    extraordinary item                                                   $ 11,978      $ 7,661       $ 3,865
  Loss from discontinued operations, net of tax                                 -       (1,255)         (879)
  Loss on disposal of discontinued operations, net of tax                       -       (2,096)            -
  Extraordinary item, net of tax                                                -            -        (2,306)
                                                                        -----------  -----------   -----------
  Net earnings                                                           $ 11,978      $ 4,310         $ 680
                                                                        -----------  -----------   -----------
Weighted average common shares outstanding                                 10,485        9,268         6,618
                                                                        -----------  -----------   -----------
Basic earnings (losses) per share:
  Earnings from continuing operations before
    extraordinary item                                                   $   1.14       $ 0.83        $ 0.58
  Loss from discontinued operations, net of tax                                 -        (0.14)        (0.13)
  Loss on disposal of discontinued operations, net of tax                       -        (0.23)            -
  Extraordinary item, net of tax                                                -            -         (0.35)
                                                                       -----------  -----------   -----------
  Net earnings                                                           $   1.14       $ 0.47        $ 0.10
                                                                       ===========  ===========   ===========

Diluted EPS Computation
  Earnings from continuing operations before
    extraordinary item                                                   $ 11,978      $ 7,661       $ 3,865
  Interest and expenses related to convertible debentures                     574        1,130             -
                                                                       -----------  -----------   -----------
  Adjusted net earnings from continuing operations
    before extraordinary item                                              12,552        8,791         3,865
  Loss from discontinued operations, net of tax                                 -       (1,255)         (879)
  Loss on disposal of discontinued operations, net of tax                       -       (2,096)            -
  Extraordinary item, net of tax                                                -            -        (2,306)
                                                                       -----------  -----------   -----------
  Adjusted net earnings                                                  $ 12,552      $ 5,440         $ 680
                                                                       -----------  -----------   -----------
Diluted common shares outstanding:
  Weighted average common shares outstanding                               10,485        9,268         6,618
  Stock options and warrants                                                  642          172           214
  Convertible debentures                                                    1,308        2,162             -
                                                                       -----------  -----------   -----------
Diluted common shares outstanding                                          12,435       11,602         6,832
                                                                       -----------  -----------   -----------
Diluted earnings (losses) per share:
  Earnings from continuing operations before
    extraordinary item                                                   $   1.01       $ 0.76        $ 0.57
  Loss from discontinued operations, net of tax                                 -        (0.11)        (0.13)
  Loss on disposal of discontinued operations, net of tax                       -        (0.18)            -
  Extraordinary item, net of tax                                                -            -         (0.34)
                                                                       -----------  -----------   -----------
  Net earnings                                                           $   1.01       $ 0.47        $ 0.10
                                                                       ===========  ===========   ===========


P.       Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and certain debt reported in the Consolidated Balance Sheets equal or approximate fair values. The market values of the Company's convertible debentures and interest rate collars are disclosed herein (see Note 10).

Q.       New Accounting Pronouncements

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered "highly effective hedges" are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in comprehensive earnings until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. The adoption of SFAS 133 did not have any impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, and its adoption did not have any impact on the Company's results of operations or financial position.

2.       Restructuring

In addition to the closure of the Longmont, Colorado facility, as described in
Note 3, during the third and fourth quarters of fiscal 2000, the Company announced plans to restructure its operations, which resulted in the Company recording restructuring charges totaling approximately $2.2 million. The Company's restructuring initiatives impacted the EOSG and FSCG operating segments and DRS Corporate. EOSG recorded a restructuring charge of approximately $831,000 primarily for costs relating to consolidating two facilities into one in Oakland, New Jersey. FSCG recorded a restructuring charge of approximately $669,000 and $143,000 at its DRS Hadland Ltd. (DRS Hadland) and DRS Precision Echo, Inc. (DRS Precision Echo) operating units, respectively, for severance and other employee-related costs. The DRS Hadland restructuring charge was recorded in connection with the transition of the day-to-day management of DRS Hadland's operations from EOSG to FSCG in the second half of fiscal 2000. In addition, DRS Corporate recorded a restructuring charge of approximately $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred.

In the third quarter of fiscal 2001, the Company revised its estimate relating to its facility consolidation efforts in Oakland, New Jersey and recorded a charge of $525,000. At March 31, 2001, the majority of the restructuring liability shown below represents termination benefits to be paid in accordance with contractual terms over the next thirteen months and lease commitments over the next fifteen months. The following table reconciles the restructuring liability at March 31, 2000 to the restructuring liability as of March 31, 2001:

                                          Liability at       Fiscal 2001    Utilized in      Liability at
                                         March 31, 2000        Charges      Fiscal 2001     March 31, 2001
                                         --------------      -----------    -----------     --------------
                                                                 (in thousands)

Estimated lease commitments
   and related facility costs                 $ 328            $   525       $   396              $   457
Severance /employee costs                       690                  -           434                  256
                                            -------            -------       -------              -------
Total                                       $ 1,018            $   525       $   830              $   713
                                            =======            =======       =======              =======

3.       Business Combinations

On October 20, 1998, the Company acquired, through certain of its subsidiaries, certain assets of the Second Generation Ground-Based Electro-Optical Systems and Focal Plane Array businesses (together, the EOS Business) of Raytheon Company and certain of its subsidiaries (Raytheon), pursuant to an Asset Purchase Agreement dated as of July 28, 1998, between the Company and Raytheon, as amended (the EOS Acquisition). The Company paid approximately $45 million in cash for the acquisition at closing; the purchase price is subject to a post-closing working capital adjustment, as provided for in the Asset Purchase Agreement, not to exceed $7 million. The amount of such working capital adjustment, if any, is the subject of arbitration between DRS and Raytheon. Although the Company cannot, at this time, predict the outcome of such arbitration, management does not expect that the final adjustment will have a material impact on the Company's consolidated financial position or results of operations. The excess of cost over the estimated fair value of identifiable net assets acquired (goodwill) and the appraised value of certain identified intangible assets were approximately $34.1 million and $30.8 million, respectively, and are being amortized on a straight-line basis over twenty years. DRS incurred professional fees and other costs related to the EOS Acquisition of approximately $2.0 million, which were also capitalized as part of the total purchase price. The Company has valued acquired contracts in process at their remaining contract prices, less estimated costs to complete, and an allowance for normal profits on the Company's effort to complete such contracts. During fiscal 2001, the Company recorded a $9.8 million reduction to goodwill. The reduction to goodwill was due to accruals for future contract costs that are no longer required on acquired contracts. The EOS Business, operating as DRS Sensor Systems, Inc. and DRS Infrared Technologies, LP, provides products used in the detection, identification and acquisition of targets based on infrared data.

On February 19, 1999, a wholly-owned subsidiary of the Company merged with and into NAI Technologies, Inc., a New York corporation (NAI), with NAI being the surviving corporation and continuing as a direct wholly-owned subsidiary of DRS, for stock and other consideration valued at approximately $24.8 million (the NAI Merger). In connection with the NAI Merger, the Company issued 2,858,266 shares of Common Stock. The excess of cost over the estimated fair value of identifiable net assets acquired was approximately $26.7 million and is being amortized on a straight-line basis over twenty years. During fiscal 2001, new tax regulations became effective which changed the rules for determining how net operating loss carryforwards of an acquired company could be utilized. As a result of this tax law change, the Company recorded a $3.2 million reduction to its deferred tax asset valuation allowance and goodwill during fiscal 2001. Prior to the NAI Merger, the Company began to assess and formulate a plan to close NAI's Longmont, Colorado facility and transfer engineering and production to other DRS locations. In January 2000, the Company announced its plan, which included relocating/terminating approximately 45 employees. A cost of approximately $1.5 million was recorded as an adjustment to the acquisition cost during fiscal 2000. The Company completed its exit plan in the first quarter of fiscal 2001. The following table reconciles the related liability at March 31, 2000 to the liability as of March 31, 2001:

                                            Liability at      Utilized in       Liability at
                                           March 31, 2000     Fiscal 2001      March 31, 2001
                                           --------------     -----------      --------------
                                                             (in thousands)

Severance / employee costs                     $  1,195         $  1,195            $    -
Estimated lease commitments
   and related facility costs                       215              215                 -
                                               --------         --------            ------
Total                                          $  1,410         $  1,410            $    -
                                               ========         ========            ======


DRS also incurred professional fees and other costs related to the NAI Merger of approximately $2.8 million, which were capitalized as part of the total purchase price. NAI, now operating as DRS Advanced Programs, Inc. and DRS Rugged Systems (Europe) Ltd., provides rugged computers, peripherals and integrated systems primarily for military and special government applications.

On July 21, 1999, a subsidiary of the Company, DRS Rugged Systems (Europe) Ltd., acquired Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd., for approximately $7.8 million in cash and potential future consideration, not to exceed a total purchase price of $10.2 million. Located in Chippenham, Wiltshire, U.K., the company designs and develops rugged computers and peripherals primarily for military applications. The excess of cost over the estimated fair value of identifiable net assets acquired was approximately $8.7 million and is being amortized on a straight-line basis over twenty years. Any additional consideration paid by the Company would be an adjustment to goodwill.

On June 14, 2000, a newly formed subsidiary of the Company acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in Common Stock. The Company funded the cash portion of this acquisition through borrowings under its revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of FSCG. The acquisition has been accounted for using the purchase method of accounting. The excess of costs over the estimated fair value of identifiable net assets acquired and the appraised value of certain identified intangible assets were approximately $3.5 million and $3.3 million, respectively, and are being amortized on a straight-line basis over twenty years and ten years, respectively. In connection with the acquisition, the Company incurred approximately $420,000 in transaction costs.

All of the aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses were included in the Company's reported consolidated operating results from their respective effective dates of acquisition. Except for the EOS Acquisition and the NAI Merger, the financial position and results of operations of these businesses were not significant to those of the Company as of their respective effective dates of acquisition.

4.       Discontinued Operations

On May 18, 2000, the Company's Board of Directors approved an agreement to sell its magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria. These operations produced primarily magnetic tape recording heads for transaction products that read data from magnetic cards, tapes and ink. In fiscal 2000, in anticipation of the sale, the Company recorded a $2.1 million charge, net of tax, on the disposal of these operations. On August 31, 2000, the Company completed the sale and received $3.0 million of cash and a note receivable of $1.7 million. Actual income from discontinued operations for the five months ended August 31, 2000 was $135,000 greater than estimated at March 31, 2000. Other costs associated with the disposal substantially offset the improvement in operating results and, therefore, no adjustment to the loss on disposal of discontinued operations recorded at March 31, 2000 was required in fiscal 2001.

The results of operations of these magnetic tape head business units are reported as discontinued operations for the years ended March 31, 2000 and 1999 and are summarized as follows:

                                            Years Ended March 31,
                                           ------------------------
                                              2000           1999
                                           --------       ---------
                                                (in thousands)

Revenues                                   $  9,572       $  7,579

Loss before income taxes                     (1,788)        (1,038)
Income tax benefit                              533            159
                                           --------       --------
Loss from discontinued operations          $ (1,255)      $   (879)
                                           ========       ========

The net assets of the discontinued operations in the March 31, 2000 consolidated balance sheet is comprised of:

                                                          March 31, 2000
                                                          --------------
                                                          (in thousands)

Accounts receivable, net                                    $   1,522
Inventories                                                     2,671
Property,  plant and equipment, net                             1,568
Goodwill, net                                                   1,349
Accounts payable                                                 (339)
Accrued expenses                                                 (106)
Accrued loss on disposal, net of tax
   benefit of $935                                             (2,096)
Other, net                                                        740
                                                            ---------
   Net assets of discontinued operations                    $   5,309
                                                            =========


5.       Accounts Receivable

The component elements of accounts receivable, net of allowances for doubtful accounts of $1.1 million and $1.4 million, at March 31, 2001 and 2000, respectively, are as follows:


                                                              March 31,
                                                     ---------------------------
                                                         2001          2000
                                                       --------      --------
                                                           (in thousands)
U.S. Government:
  Amounts billed                                       $ 37,835      $ 22,462
  Recoverable costs and accrued profit
    on progress completed, not billed                     3,043         3,968
                                                       --------      --------
                                                         40,878        26,430
                                                       --------      --------
Other Defense Contracts:
  Amounts billed                                         42,041        37,489
  Recoverable costs and accrued profit
    on progress completed, not billed                     6,506         9,690
                                                       --------      --------
                                                         48,547        47,179
                                                       --------      --------
Other trade receivables                                   8,220         7,285
                                                       --------      --------
  Total                                                $ 97,645      $ 80,894
                                                       ========      ========

Included in accounts receivable are $644,000 and $391,000 at March 31, 2001 and 2000, respectively, arising from retainage provisions and holdbacks in certain contracts with the United States and Canadian governments which may not be collected within one year. The Company receives progress payments on certain contracts of 75-90% of allowable costs incurred; the remainder, including profits and incentive fees, if any, is billed upon delivery and final acceptance of the product. In addition, the Company bills based upon units delivered.

6.       Inventories

Inventories are summarized as follows:


                                                              March 31,
                                                     -----------------------
                                                       2001          2000
                                                     --------      --------
                                                       (in thousands)

Work-in-process                                      $ 83,058      $ 79,058
Raw material and finished goods                         7,992        10,917
                                                     --------      --------
                                                       91,050        89,975
Less progress payments                                (16,723)      (27,649)
                                                     --------      --------
Total                                                $ 74,327      $ 62,326
                                                     ========      ========

General and administrative costs included in inventory were $14.5 million and $12.7 million at March 31, 2001 and 2000, respectively. General and administrative costs included in costs and expenses amounted to $78.6 million, $69.5 million and $49.0 million in fiscal 2001, 2000 and 1999, respectively. Included in these amounts are expenditures for internal research and development, amounting to approximately $8.0 million, $9.9 million and $5.2 million in fiscal 2001, 2000 and 1999, respectively.

7.       Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                                  March 31,
                                                           ---------------------
                                                              2001       2000
                                                           ---------   ---------
                                                              (in thousands)

Laboratory and production equipment                        $ 44,927     $ 32,540
Computer equipment                                           12,499        9,740
Buildings and improvements and leasehold improvements        13,725        9,995
Office furnishings, equipments and other                      5,630        4,764
                                                           --------     --------
                                                             76,781       57,039
Less accumulated depreciation and amortization               39,142       28,033
                                                           --------     --------
Total                                                      $ 37,639     $ 29,006
                                                           ========     ========


In connection with the EOSG restructuring charge discussed in Note 2, the Company wrote off $17.6 million of gross ($503,000, net) property, plant and equipment in the fourth quarter of fiscal 2000.

Annual depreciation and amortization of property, plant and equipment amounted to $8.6 million, $9.5 million and $7.1 million in fiscal 2001, 2000 and 1999, respectively.

8.       Goodwill and Related Intangible Assets

Goodwill and related intangible assets are summarized as follows:

                                                              March 31,
                                                         --------------------
                                                            2001       2000
                                                         ---------  ---------
                                                            (in thousands)

Goodwill                                                 $  90,144  $ 102,977
Identifiable intangible assets                              40,463     37,165
                                                         ---------  ---------
                                                           130,607    140,142
Less accumulated amortization                              (21,305)   (14,821)
                                                         ---------  ---------
Total                                                    $ 109,302  $ 125,321
                                                         =========  =========

9.       Accrued Expenses and Other Current Liabilities

The component elements of accrued expenses and other current liabilities are as follows:

                                                                March 31,
                                                         -----------------------
                                                             2001        2000
                                                         -----------  ----------
                                                              (in thousands)

Payroll, other compensation and related expenses          $ 13,492    $ 11,063
Income taxes payable (Note 12)                               4,329       2,484
Customer advances                                           18,796       9,724
Accrual for future costs on uncompleted contracts            8,032       4,971
Unearned income and accrual for future costs
   related to acquired contracts (Note 3)                   26,720      42,027
Other                                                       19,801      15,205
                                                          --------    --------
  Total                                                   $ 91,170      85,474
                                                          ========    ========


10.      Debt

A summary of debt is as follows:

                                                               March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------   ----------
                                                             (in thousands)

9% Senior Subordinated Convertible Debentures
   due October 1, 2003                                   $      -     $ 19,134
Term notes                                                 68,019       75,750
Revolving lines of credit                                  14,274       25,247
Other obligations                                             831        1,044
                                                         --------     --------
                                                           83,124      121,175
Less:
Current installments of long-term debt                      7,217        5,699
Short-term bank debt                                          831       17,781
                                                         --------     --------
   Total long-term debt                                  $ 75,076     $ 97,695
                                                         ========     ========

The 9% Senior Subordinated Convertible Debentures, due October 1, 2003 (9% Convertible Debentures) were issued in fiscal 1996 for an aggregate principal amount of $25.0 million and were convertible at their face amount any time prior to maturity into shares of Common Stock, unless previously redeemed, at a conversion price of $8.85 per share, subject to adjustment under certain circumstances. In fiscal 2001, the remaining balance of the 9% Convertible Debentures was converted into approximately 2.2 million shares of the Company's Common Stock. The Company recorded a non-cash charge to interest expense of approximately $305,000 in fiscal 2001 in connection with certain conversions. Prior to their redemption, the 9% Convertible Debentures were listed for trading on the American Stock Exchange. The aggregate market values, based on closing prices, of the then outstanding principal amount was approximately $20.5 million as of March 31, 2000.

The Company has a $160 million secured credit facility (Facility) with Mellon Bank, N.A., consisting of two term loans: the first in the principal amount of $30 million (First Term Loan), and the second in the principal amount of $50 million (Second Term Loan); and a revolving line of credit (Line of Credit) for $80 million, subject to a borrowing base calculation. The maturity dates of the First Term Loan and the Second Term Loan are October 20, 2003 and October 20, 2005, respectively, with quarterly principal payments which began on June 30, 1999. The Line of Credit matures on October 20, 2003. The Facility is secured by substantially all of the assets of the Company. Borrowings can be made in United States dollars at rates based on LIBOR (London Interbank Offering Rate) or United States Prime or in Canadian dollars at rates based on LIBOR, Canadian Prime or the Canadian Bankers Acceptance Rate. The Facility contains certain covenants and restrictions, including maintenance of a minimum level of consolidated net worth, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions.

The Facility amended, restated and replaced the Company's previously existing $60 million secured credit facility, consisting of a $20 million term loan and a $40 million revolving line of credit. For accounting purposes, the modification of the facility was accounted for as an extinguishment of debt pursuant to the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board (Issue No. 96-19). Accordingly, the unamortized balance of deferred financing costs relating to the previous credit facility, plus fees paid in connection with the modification, were recorded as an extraordinary charge in the amount of $2.3 million, net of tax of $1.3 million, during the year ended March 31, 1999.

The Company was in compliance with all covenants under its credit agreements at March 31, 2001 and 2000. As of March 31, 2001, the Company had approximately $59.5 million of additional available credit, after satisfaction of its borrowing base requirement.

As of March 31, 2001, approximately $82.1 million was outstanding against the Facility, in addition to which $6.2 million was contingently payable under letters of credit, as compared with amounts outstanding and contingently payable at March 31, 2000 of $101.0 million and $6.1 million, respectively. Weighted average borrowings under revolving lines of credit for the fiscal years ended March 31, 2001 and 2000 were approximately $24.5 million and $30.1 million, respectively. The weighted average interest rates on outstanding revolving line of credit borrowings as of March 31, 2001 and 2000 were 7.8% and 8.1%, respectively. The effective interest rates on the First and Second Term Loans were 7.5% and 9.45%, respectively, as of March 31, 2001 and 7.6% and 10.4%, respectively, as of March 31, 2000.

The aggregate maturities of long-term debt for each of the next five years are as follows: 2002, $7.2 million; 2003, $9.2 million; 2004, $18.7 million; 2005,
$22.8 million; and 2006, $24.4 million.

Borrowings under the Facility are sensitive to changes in interest rates, as such borrowings bear interest at variable rates. In an effort to limit its cash flow and interest expense exposure to interest rate fluctuations, and in accordance with certain covenants in the Facility agreement, the Company has entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the First and Second Term Loans. A summary of the interest rate collar agreements in place as of March 31, 2001 and 2000 follows:

                               Notional Amount                                              Estimated Fair Value
                           ----------------------                                           ---------------------
 Effective   Expiration            March 31,            Reference      Ceiling    Floor            March 31,
   Date         Date          2001          2000           Rate         Rate       Rate        2001        2000
 ---------   ----------    ---------      --------      ---------      -------    -----     ---------     ------
                           (dollars in thousands)                                           (dollars in thousands)
  4/8/98       1/8/01         $   -        $ 6,200    3 Month CAD-BA*    6.35%      4.84%      $  -         $   4
  4/22/99      1/26/02        $20,000      $20,000    3 Month LIBOR      5.75%      4.80%      $  (74)      $ 426
  1/26/01      1/30/03        $10,000      $   -      3 Month LIBOR      6.50%      5.09%      $ (110)      $ -
  1/29/01      1/31/03        $10,000      $   -      3 Month LIBOR      6.50%      5.05%      $ (105)      $ -


  * Canadian Bankers Acceptance Rate

The weighted average three-month LIBOR rate in effect for the Company's collars outstanding as of March 31, 2001 was 4.98%.

 11.     Supplemental Cash Flow Information

                                                                               Years Ended March 31,
                                                                     --------------------------------------
                                                                       2001          2000           1999
                                                                     --------      --------       --------
                                                                                  (in thousands)
Supplemental disclosure of cash flow information:
           Cash paid for:
              Interest                                               $ 11,518      $ 11,055       $ 7,978
              Income taxes                                           $  9,175      $  6,382       $ 3,577

Supplemental disclosure of noncash investing and financing
activities:
           Common Stock issued for purchase of GAC                   $  4,000      $    -         $   -
           Common Stock issued for purchase of NAI                   $    -        $ 27,069       $   -
           Note receivable - sale of magnetic tape head business     $  1,741      $    -         $   -
           Conversion of 9% Convertible Debentures                   $ 18,870      $    -         $   856


12.      Income Taxes

Earnings from continuing operations before extraordinary item and income taxes consist of the following:

                                                      Years Ended March 31,
                                                  ----------------------------
                                                     2001    2000    1999
                                                   -------  ------  ------
                                                         (in thousands)
Earnings from continuing operations before
   extraordinary item and income taxes:
     Domestic earnings                             $29,384  $  9,594  $ 3,307
     Foreign (losses) earnings                      (4,430)    3,238    2,473
                                                   -------  --------  -------
       Total                                       $24,954  $ 12,832  $ 5,780
                                                   =======  ========  =======


Income tax expense from continuing operations before extraordinary item consists of the following:

                                              Years Ended March 31,
                                         ----------------------------
                                           2001        2000       1999
                                         -------      ------     ------
                                                  (in thousands)
Income Tax Expense (Benefit)
  Current:
    Federal                              $  8,962    $ 2,728    $ 2,418
    State                                   2,654        885        448
    Foreign                                 1,647      2,108      2,413
                                         --------    -------    -------
                                           13,263      5,721      5,279
                                         --------    -------    -------
  Deferred:
    Federal                                   844        804     (1,946)
    State                                     928       (492)        58
    Foreign                                (2,059)      (862)    (1,476)
                                         --------    -------    -------
                                             (287)      (550)    (3,364)
                                         --------    -------    -------
       Total                             $ 12,976    $ 5,171    $ 1,915
                                         ========    =======    =======

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are as follows:

                                                                                March 31,
                                                                      -------------------------
                                                                           2001          2000
                                                                         -------       -------
                                                                             (in thousands)
Deferred tax assets:
  Acquired federal net operating loss (NOL) carryforwards                $ 4,814       $ 5,062
  State NOL carryforwards                                                  3,808         5,340
  Costs accrued on uncompleted contracts                                   3,845         2,974
  Deferred financing costs                                                   628           874
  Inventory capitalization                                                 3,359         2,577
  Other                                                                    5,495         4,858
                                                                         -------       -------

Total gross deferred tax assets                                           21,949        21,685
Less valuation allowance                                                  (4,395)       (8,008)
                                                                         -------       -------
Deferred tax assets                                                       17,554        13,677
                                                                         -------       -------
Deferred tax liabilities:
  Depreciation and amortization                                            1,062         1,014
  General and adminisatrative costs                                        7,450         6,554
  Federal impact of state benefits                                           446           854
  Other                                                                      745           746
                                                                         -------       -------
Deferred tax liabilities                                                   9,703         9,168
                                                                         -------       -------
Net deferred tax assets                                                  $ 7,851       $ 4,509
                                                                         =======       =======


A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the deferred tax asset attributable to state and foreign net operating loss (NOL) carryforwards at March 31, 2001, and a portion of the deferred tax asset attributable to U.S. Federal and state NOL carryforwards as of March 31, 2000, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulation that could limit or preclude utilization of these benefits in future periods. During the year ended March 31, 2001, the valuation allowance attributable to the U.S. Federal NOL in the amount of approximately $3.2 million was reduced to reflect a change in the expectation of the utilization of such NOL, primarily due to a change in the Internal Revenue Code with regard to the separate return limitation rules. Since the valuation allowance was established as a result of the NAI Merger (see Note 3), the change in such valuation allowance did not reduce income tax expense, but rather reduced goodwill. Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2001 and 2000. During the year ended March 31, 2001, the valuation allowance decreased by approximately $3.6 million, primarily as a result of the above mentioned change in the expectation of the utilization of the U.S. Federal NOL, and actual realizations in other state NOLs, offset by an increase related to certain foreign NOLs. During the year ended March 31, 2000, the valuation allowance increased by approximately $1.1 million, primarily as a result of increases in state NOLs to the extent not anticipated to be realized.

The Company provides for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. While these earnings would be subject to additional tax if repatriated, such repatriation is not anticipated. Any additional amount of tax is not practical to estimate.

Current and noncurrent deferred tax assets of $6.3 million and $1.6 million, and $3.6 million and $0.9 million, respectively, are included in the Consolidated Balance Sheets as of March 31, 2001 and 2000, respectively. At March 31, 2001, approximately $15.3 million of U.S. Federal and $40.9 million of state NOL carryforwards, which expire between fiscal years 2002 and 2020, and $8.4 million of foreign NOLs, which carry forward indefinitely, were available. All of the Company's U.S. Federal and $11.2 million of its state NOL carryforwards were acquired in connection with the NAI Merger (see Note 3). The annual utilization of these NOL carryforwards is limited under certain provisions of the Internal Revenue Code. Any future utilization of these net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

A reconciliation of the expected U.S. Federal income tax expense to the actual (effective) income tax expense from continuing operations is as follows:

                                                                           Years Ended March 31,
                                                                  -------------------------------------
                                                                     2001           2000          1999
                                                                   -------        -------       -------
                                                                               (in thousands)

Expected U.S. Federal income tax expense                          $  8,734        $ 4,491       $ 1,965
Difference between U.S. and foreign tax rates                          386            185          (290)
State income tax, net of Federal income tax benefit                  1,985            256           334
Nondeductible expenses                                               1,458            820           486
U.S. tax (benefit) expense on foreign undistributed earnings             -           (196)          196
U.S. tax benefits not previously recognized                              -              -          (629)
Other                                                                  413           (385)         (147)
                                                                  --------        -------       -------
Total                                                             $ 12,976        $ 5,171       $ 1,915
                                                                  ========        =======       =======

The provision for income taxes includes all estimated income taxes payable to Federal, state and foreign governments, as applicable.

13.      Common Stock, Stock Compensation Plans and Employee Benefit Plans

Common Stock

As of March 31, 2001, the authorized capital of the Company was composed of 20.0 million shares of Common Stock (approximately 12.1 million shares issued), and
2.0 million shares of Preferred Stock (no shares issued).

In connection with the NAI Merger, holders of NAI common stock received 0.25 of a share of DRS Common Stock for each share of NAI common stock, and each then outstanding NAI 12% Convertible Subordinated Promissory Note (12% Notes) due January 15, 2001 was convertible into 0.25 of a share of DRS Common Stock. In connection with the NAI Merger, the Company issued 2,858,266 shares of Common Stock, including 546,187 shares issued upon conversion of approximately $4.4 million of the 12% Notes.

In connection with the acquisition of General Atronics Corporation (see Note 3), the Company issued approximately 355,000 shares of Common Stock. As of March 31, 2001, approximately 89,000 of these shares were held in escrow. Such shares will be held in escrow for a period of eighteen months from the acquisition date and are subject to certain potential claims by DRS.

Also during fiscal 2001, the Company cancelled all shares of treasury stock held by the Company.

Stock Compensation Plans

The 1991 Stock Option Plan (the Plan), which was approved by the Company's stockholders on August 8, 1991, provided for the grant of options to purchase a total of 600,000 shares of DRS Common Stock through February 6, 2001. Under the terms of the Plan, options were granted to key employees, directors and consultants of the Company. Options granted under the Stock Option Plan were at the discretion of the Board (Executive

Compensation Committee) and could be incentive stock options or non-qualified stock options, except that incentive stock options could be granted only to employees. The option price was determined by the Executive Compensation Committee and had to be a price per share which was not less than the par value per share of the Common Stock, and in the case of an incentive stock option, could not be less than the fair-market value of the Common Stock on the date of the grant. Options could be exercised during the exercise period, as determined by the Executive Compensation Committee, except that no option could be exercised within six months of its grant date, and in the case of an incentive stock option, generally, the exercise period could not exceed ten years from the date of the grant. Upon the expiration of the Plan, a total of 161,550 shares of Common Stock remained ungranted. Options still outstanding at the time of the Plan's expiration on February 6, 2001 remain in effect as granted.

On June 17, 1996, the Board adopted, and on August 7, 1996, the stockholders approved, the 1996 Omnibus Plan (Omnibus Plan). The Omnibus Plan was initially limited to 500,000 shares and has since been increased, with stockholder approval, to 2,375,000 shares. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) phantom stock, (vi) stock bonuses and (vii) other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan are not exercisable prior to one year after the date of grant and become exercisable as to 25% of the shares granted on each of the first four anniversaries of the date of grant. As of March 31, 2001, 735,913 shares were reserved for future grants under the Omnibus Plan.

Pursuant to the terms of exercise under the grant, the excess of the fair-market value of shares under option at the date of grant over the option price may be charged to unamortized restricted stock compensation or to earnings as compensation expense and credited to additional paid-in capital. The unamortized restricted stock compensation, if any, is charged to net earnings as it becomes exercisable, in accordance with the terms of the grant. The amount of compensation charged to earnings in fiscal 2001, 2000 and 1999 was $112,000, $155,000 and $67,000, respectively.

In connection with the NAI Merger, each issued and outstanding NAI warrant to purchase NAI common stock at an exercise price of $2.50 per share was converted into DRS warrants at a conversion ratio of 0.25 of a share of DRS Common Stock to one share of NAI common stock; each NAI stock option, whether vested or unvested, was assumed by DRS and now constitutes an option to acquire, on the same terms and conditions as were applicable under such option prior to the Merger, the number of shares of DRS Common Stock equal to the product (rounded down to the nearest whole number) of 0.25 of a share and the number of shares of NAI common stock, subject to such option prior to the merger at a per-share exercise price equal to four times the exercise price of such option prior to the Merger. The Company issued stock options and warrants to purchase a total of 161,230 and 603,175 shares, respectively, of DRS Common Stock (as adjusted for the exchange ratio). The terms of the NAI stock options assumed, except for the exercise price and number of shares, were not amended. As of March 31, 2001, 581,313 warrants assumed in the Merger remained outstanding. These warrants are exercisable at $10.00 per share and expire February 15, 2002.

The Board may, at its discretion, grant equity-based compensation awards, subject to certain regulatory restrictions. In fiscal 1999, the Board issued options to purchase up to 250,000 shares of DRS Common Stock with vesting terms similar to awards issued in fiscal 1999 under the Omnibus Plan at exercise prices in excess of the market price on the date of grant. The per-share weighted-average fair value and exercise price of these options were $1.89 and $10.44, respectively.

A summary of stock option activity is as follows:

                                                          Number of        Weighted
                                                          Shares of        Average
                                                            Common         Exercise
                                                            Stock            Price
                                                          ----------       --------
Outstanding at March 31, 1998
  (of which 303,100 shares were exercisable)                706,100         $7.33
    Granted/Assumed                                         893,930         $9.34
    Exercised                                               (63,600)        $2.24
    Expired or cancelled                                    (45,200)       $10.27
                                                          ---------

Outstanding at March 31, 1999                             1,491,230         $8.66
  (of which 461,579 shares were exercisable)
    Granted                                                 436,050         $7.25
    Exercised                                              (151,087)        $3.33
    Expired or cancelled                                    (92,122)        $8.91
                                                          ---------

Outstanding at March 31, 2000                             1,684,071         $8.76
  (of which 611,446 shares were exercisable)
    Granted                                                 532,600        $13.42
    Exercised                                              (225,579)        $9.15
    Expired or cancelled                                    (57,562)        $8.55
                                                          ---------
Outstanding at March 31, 2001
  (of which 792,668 shares were exercisable)              1,933,530         $9.99
                                                          =========

The stock options exercised during fiscal 2000 include 50,000 shares, which are being held by the Company in "book entry" form, and 100,000 shares, which were exercised via a stock-for-stock transaction. Book entry shares are not considered issued or outstanding as of March 31, 2001. However, these shares are included in the Company's diluted earnings per share calculation. In connection with the stock-for-stock transaction, 55,755 "mature shares" (i.e., common shares held by the option holder for at least six months), with a fair value equal to the aggregate exercise price of the stock options exercised, were tendered by the option holder to the Company to satisfy the total exercise price of the options.

Information regarding all options outstanding at March 31, 2001 follows:

                                               Options Outstanding                    Options Exercisable
                                ------------------------------------------------   -------------------------
                                                                    Weighted
                                                 Weighted            Average       Number       Weighted
                                Number of         Average           Remaining        of          Average
Range of Exercise Prices:       Options       Exercise Price    Contractual Life   Options    Exercise Price
------------------------------- ------------- ---------------   ----------------   -------    --------------
Less than $7.75                    378,400        $   6.70          8.3 years      104,663       $   6.01
$7.75                              332,050        $   7.75          7.0 years      191,775       $   7.75
$7.76 - $9.99                      329,800        $   9.25          7.1 years      231,050       $   9.35
$10.00 - $13.25                    370,050        $  10.86          6.9 years      245,050       $  10.77
Greater than $13.25                523,230        $  13.66          9.4 years       20,130       $  16.65
                                ----------        --------          ---------      -------       --------
Total                            1,933,530        $   9.99          7.9 years      792,668       $   9.15
                                ==========                                         =======

Pro forma information regarding net earnings and earnings per share, as required by SFAS 123, has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7%, 6.0% and 5.0% in fiscal 2001, 2000 and 1999, respectively; dividend yield of 0%; volatility factor related to the expected market price of the Company's Common Stock of .2893 in fiscal 2001, .2953 in fiscal 2000, and .2974 in fiscal 1999; and weighted-average expected option life of five years.

The weighted-average fair values of options granted at market during fiscal 2001, 2000 and 1999 were $4.85, $2.71 and $2.95 per share, respectively. The per-share weighted-average fair value and exercise price of options granted with an exercise price less than market during 1999 were $3.96 and $8.20, respectively. For purposes of pro forma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. Accordingly, the pro forma results for fiscal 2001, 2000 and 1999 presented below include, 48%, 107% and 49%, respectively, of the total pro forma expense for options awarded in each year. The pro forma amounts may not be representative of the effects on reported earnings for future years. The Company's pro forma information is as follows:


                                                    Years Ended March, 31
                                           -------------------------------------
                                             2001          2000           1999
                                           ---------     --------       --------
                                           (in thousands, except per-share data)
Net income, as reported                    $ 11,978       $ 4,310      $  680
Net income, pro forma                      $ 11,381       $ 3,579      $    7
Earnings per share, as reported
   Basic                                   $   1.14       $  0.47      $ 0.10
   Diluted                                 $   1.01       $  0.47      $ 0.10
Earnings per share, pro forma
   Basic                                   $   1.09       $  0.39      $    -
   Diluted                                 $   0.92       $  0.41      $    -


Employee Benefit Plans

The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2001, 2000 and 1999 amounted to $2.3 million, $1.9 million and $1.2 million, respectively.

Certain employees of the Company's foreign operating units participate in defined benefit pension plans sponsored by the Company. Plan assets are invested in publicly traded equity and fixed-income securities. Retirement benefits are based on various factors, including remuneration and years of service. DRS funds these plans based on independent actuarial valuations. The net pension obligations and related expenses associated with these plans are not material to the consolidated financial position and results of operations of the Company.

On February 1, 1996, the Company established a Supplemental Executive Retirement Plan (the SERP) for the benefit of certain key executives. Pursuant to the SERP, the Company will provide retirement benefits to each key executive, based on years of service and final average annual compensation as defined therein. In addition, the Company will advance premiums for life insurance policies providing a death benefit equal to five times the participants' salary at time of death. In the event of a change in control, as defined therein, benefits become fully vested. The SERP is non-contributory and unfunded. Benefits under the SERP currently are being funded from working capital. As of March 31, 2001 and 2000, the Company's liability for benefits accrued under the SERP was approximately $1.9 million and $1.7 million, respectively, and is included in Other Liabilities in the Consolidated Balance Sheets. Charges of $549,000, $583,000 and $463,000, relating to the SERP were included in the consolidated results of operations for fiscal 2001, 2000 and 1999, respectively.

14.      Commitments, Contingencies and Related Party Transactions

At March 31, 2001, the Company was party to various noncancellable operating leases (principally for administration, engineering and production facilities) with minimum rental payments as follows:

                                             (in thousands)
                                             --------------

2002                                            $ 11,929
2003                                               9,303
2004                                               8,128
2005                                               7,701
2006                                               7,245
Thereafter                                        29,627
                                             -------------
Total                                           $ 73,933
                                             =============


It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

Total rent expense aggregated $11.3 million, $8.7 million and $4.5 million in fiscal 2001, 2000 and 1999, respectively.

Effective July 20, 1994, the Company entered into an Employment, Non-Competition and Termination Agreement (the Gross Agreement) with David E. Gross, who retired as President and Chief Technical Officer of the Company on May 12, 1994. Under the terms of the Gross Agreement, Mr. Gross has received a total of $600,000 as compensation for his services under a five-year consulting agreement with the Company and $750,000 as consideration for a five-year non-compete arrangement. The payments were charged to expense over the five-year term as services were performed and obligations were fulfilled by Mr. Gross. He also will receive, at the conclusion of such initial five-year period, an aggregate of approximately $1.3 million payable over a nine-year period as deferred compensation. The approximate net present value of the deferred compensation payments to be made to Mr. Gross is included in Other Liabilities in the Consolidated Balance Sheets.

In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or DRS Photronics. During the government's investigation, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first boresight system since the start of the investigation.

The Company itself is a party to various legal actions and claims arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Since a substantial amount of the Company's revenues are derived from contracts or subcontracts with the U.S. Government and foreign governments, future revenues and profits will be dependent upon continued contract awards, Company performance and volume of Government business. The books and records of the Company are subject to audit and post-award review by the Defense Contract Audit Agency and similar foreign agencies.

15.      Operating Segments

DRS operates in three principal business segments on the basis of products and services offered. Separate and distinct businesses comprise each operating segment: the Electronic Systems Group (ESG), the Electro-Optical Systems Group
(EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are combined in "Other."

ESG is a supplier of computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems. The Group's products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in U.S. Army and international battlefield digitization programs.

EOSG produces systems and subsystems for infrared night vision and targeting systems used in the U.S. Army's Abrams Main Battle Tank, Bradley Fighting Vehicle and the High-Mobility Multipurpose Wheeled Vehicle Scout. EOSG designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. This Group also designs and manufactures eye-safe laser range finders and multi-platform weapons calibration systems for the AH-64 Apache attack helicopter and AC-130U gunship.

FSCG is a manufacturer of deployable flight emergency or "black box" recording equipment used by military and search and rescue aircraft. FSCG also manufactures shipboard and data link communications systems and infrared surveillance systems for the U.S., Canadian and other navies. This Group uses advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture recording products, as well as high-capacity data storage devices for the harsh environments of aerospace and defense applications. FSCG also provides advanced manufacturing services of international military and space customers. FSCG products are used on such platforms as the F/A-18 fighter, A-10 attack plane, P-3 reconnaissance aircraft and EH-101 helicopter for surveillance, target verification and battle damage assessment. FSCG is also a producer of ultra high-speed digital imaging systems and is the leading supplier of Link 11 Data Terminal Systems for NATO and allied international navies. FSCG manufactures and markets ship and ground surveillance radar and infrared imaging systems.

"Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology and certain non-operating subsidiaries of the Company. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment.

Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating income, as shown, includes amounts allocated from DRS Corporate operations.

Information about the Company's continuing operations in these segments for each of the three years ended March 31, 2001 is as follows:

                                                                       (in thousands)
                                             ESG             EOSG          FSCG         Other          Total
                                         -------------   -------------  -----------   -----------   -------------
Fiscal 2001:
      Total revenues                       $  186,731       $ 160,825     $ 74,614     $   9,651     $   431,821
      Intersegment revenues                $     (257)      $    (222)    $ (3,736)    $       -     $    (4,215)
                                         -------------   -------------  -----------   -----------  -------------
      External revenues                    $  186,474       $ 160,603     $ 70,878     $   9,651     $   427,606
                                         -------------   -------------  -----------   -----------   -------------
      Operating income (loss) before
      amortization of goodwill and
      related intangibles                  $   17,244       $  26,232     $  2,125     $    (450)    $    45,151
      Operating income (loss)              $   15,336       $  22,691     $    208     $    (704)    $    37,531
      Identifiable assets                  $  106,627       $ 120,684     $ 89,261     $  18,368     $   334,940
      Depreciation and amortization        $    3,447       $   7,711     $  3,290     $   1,797     $    16,245
      Capital expenditures                 $    2,239       $  10,381     $  1,934     $   1,631     $    16,185
                                         -------------   -------------  -----------   -----------   -------------

Fiscal 2000:
      Total revenues                       $  187,971       $ 142,948     $ 54,596     $   8,356     $   393,871
      Intersegment revenues                $     (177)      $  (1,840)    $   (387)    $       -     $    (2,404)
                                         -------------   -------------  -----------   -----------   -------------
      External revenues                    $  187,794       $ 141,108     $ 54,209     $   8,356     $   391,467
                                         -------------   -------------  -----------   -----------   -------------
      Operating income (loss) before
      amortization of goodwill and
      related intangibles                  $   16,370       $  14,804     $  3,799     $  (2,391)    $    32,582
      Operating income (loss)              $   14,593       $  11,404     $  2,762     $  (2,581)    $    26,178
      Identifiable assets                  $   94,719       $ 137,075     $ 62,517     $  20,478     $   314,789
      Depreciation and amortization        $    3,813       $   8,136     $  2,832     $   2,289     $    17,070
      Capital expenditures                 $    1,722       $   1,973     $    525     $   1,990     $     6,210
                                         -------------   -------------  -----------   -----------   -------------

Fiscal 1999:
      Total revenues                       $  123,558       $  69,972     $ 60,768      $ 11,881     $   266,179
      Intersegment revenues                $        -       $       -     $   (330)     $      -     $      (330)
                                         -------------   -------------  -----------   -----------   -------------
      External revenues                    $  123,558       $  69,972     $ 60,438      $ 11,881     $   265,849
                                         -------------   -------------  -----------   -----------   -------------
      Operating income (loss) before
      amortization of goodwill and
      related intangibles                  $    9,497       $   5,077     $  5,672      $ (2,022)    $    18,224
      Operating income (loss)              $    9,292       $   3,581     $  4,684      $ (2,256)    $    15,301
      Identifiable assets                  $   84,475       $ 151,313     $ 66,273      $ 19,638     $   321,699
      Depreciation and amortization        $    1,356       $   5,001     $  3,003      $  2,241     $    11,601
      Capital expenditures                 $    1,916       $   1,820     $  2,177      $    641     $     6,554
                                         -------------   -------------  -----------   -----------   -------------


As a result of changes in estimates to complete on certain long-term programs, operating income for EOSG included the net effect of favorable program adjustments of approximately $7.0 million and $1.6 million in fiscal 2001 and fiscal 2000, respectively. Similarly, operating income for FSCG included the effect of a negative program adjustment of approximately $1.9 million in fiscal 2001.

Revenues, total assets and property, plant and equipment by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2001 is as follows:

                                                   (in thousands)
                                                                                             United
                                               Total        United States      Canada       Kingdom
                                              ---------     -------------     --------     --------
Fiscal 2001:
     Revenues                                 $ 427,606       $ 380,279       $ 26,964     $ 20,363
     Total assets                             $ 334,940       $ 273,178       $ 33,162     $ 28,600
     Property, plant and equipment            $  37,639       $  34,343       $  2,046     $  1,250
Fiscal 2000:
     Revenues                                 $ 391,467       $ 319,331       $ 32,437     $ 39,699
     Total assets                             $ 314,789       $ 245,450       $ 32,765     $ 36,574
     Property, plant and equipment            $  29,006       $  25,465       $  1,958     $  1,583
Fiscal 1999:
     Revenues                                 $ 265,849       $ 221,812       $ 29,554     $ 14,483
     Total assets                             $ 321,699       $ 264,926       $ 30,679     $ 26,094
     Property, plant and equipment            $  32,124       $  28,415       $  2,240     $  1,469


16.      Quarterly Financial Information (Unaudited)

The following table sets forth unaudited quarterly financial information for fiscal 2001 and 2000:

                                                        (in thousands, except per-share data)
                                                      First       Second         Third       Fourth
                                                     Quarter     Quarter       Quarter      Quarter
                                                    ---------   ---------     --------     ---------
Fiscal year ended March 31, 2001
         Revenues                                   $ 94,521    $ 107,227     $ 95,935     $ 129,923
         Operating income                           $  7,155    $   8,503     $ 10,091     $  11,782
         Net earnings                               $  1,898    $   2,239     $  3,479     $   4,362
         Basic earnings per share                   $   0.20    $    0.22     $   0.32     $    0.37
         Diluted earnings per share                 $   0.18    $    0.20     $   0.28     $    0.34

Fiscal year ended March 31, 2000
         Revenues                                   $ 85,646    $  88,253     $103,570     $ 113,998
         Operating income                           $  5,274    $   5,119     $  7,120     $   8,665
         Net earnings                               $    968    $   1,060     $  1,773     $     509
         Basic earnings per share                   $   0.10    $    0.11     $   0.19     $    0.05
         Diluted earnings per share                 $   0.10    $    0.11     $   0.18     $    0.07


In connection with the then pending sale of the magnetic tape head business units (see Note 4), the Company recorded a loss on the sale of discontinued operations of approximately $2.1 million, net of tax, in the fiscal 2000 fourth quarter results of operations. Also in the fourth quarter of fiscal 2000, the Company recorded restructuring charges of approximately $1.8 million.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Schedule II. Valuation and Qualifying Accounts
                    Years Ended March 31, 2001, 2000 and 1999

              Col. A                 Col. B                Col. C                        Col. D               Col. E
                                                        Additions (a)                Deductions (b)
                                                 ----------------------------  ---------------------------
                                                    (1)            (2)            (1)            (2)

                                                                Charged to                   Credited to
                                  Balance at     Charged to       Other       Credited to       Other       Balance at
                                 Beginning of    Costs and      Accounts--     Costs and      Accounts--      End of
           Description              Period        Expenses       Describe       Expenses      Describe        Period

  Inventory Reserve
  Year ended March 31, 2001         $5,340,000    $4,138,000   $  437,000(c)    $2,021,000   $2,434,000(d)   $5,460,000
  Year ended March 31, 2000         $3,166,000    $4,885,000   $  151,000(c)    $2,752,000   $  110,000(d)   $5,340,000
  Year ended March 31, 1999         $1,545,000    $3,424,000   $  266,000(c)    $1,461,000   $  608,000(d)   $3,166,000

  Accrual for Future Costs
    on Uncompleted Contracts
  Year ended March 31, 2001         $4,973,000    $6,576,000   $   56,000(c)    $2,562,000   $1,011,000 e)   $8,032,000
  Year ended March 31, 2000         $8,119,000    $3,491,000   $  121,000(c)    $4,269,000   $2,489,000(e)   $4,973,000
  Year ended March 31, 1999         $4,120,000    $2,717,000   $5,784,000(c)    $1,197,000   $3,305,000(e)   $8,119,000

  Allowance for Doubtful
   Accounts
  Year ended March 31, 2001         $1,140,000    $  677,000   $    2,000(c)    $  140,000   $  875,000(d)   $1,074,000
  Year ended March 31, 2000         $1,182,000    $  389,000   $    7,000(c)    $  149,000   $   19,000(d)   $1,410,000
  Year ended March 31, 1999         $  486,000    $  492,000   $  258,000(c)    $   48,000   $    6,000(d)   $1,182,000

  Other Current Assets
  Year ended March 31, 2001         $  259,000    $1,116,000   $        0       $        0   $        0      $1,375,000
  Year ended March 31, 2000         $        0    $  259,000   $        0       $        0   $        0      $  259,000

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

     The information required by Items 10 through 13 of this Part is incorporated herein by reference to our Definitive Proxy Statement, dated June 27, 2001, for the 2001 Annual Meeting of Stockholders. Reference also is made to the information under "Executive Officers of the Registrant" in Part I of this report.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following are documents filed as part of this report:
                                                                            Page
                                                                            ----
        1.  Financial Statements

            See Item 8. Financial Statements and Supplementary Data.......   37


        2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts...............   64

            All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

        3.  Exhibits filed as part of this report are listed in
            the Exhibit Index at the end of this report...................   70


   (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DRS TECHNOLOGIES, INC.

     Dated: June 27, 2001

                                        /s/ MARK S. NEWMAN
                                        ----------------------------------------
                                        Mark S. Newman, Chairman of the Board,
                                        President and Chief Executive Officer

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


Signature                                      Title                                          Date
---------                                      -----                                          ----

/s/ MARK S. NEWMAN                             Chairman of the Board, President,              June 22, 2001
--------------------------------------         Chief Executive Officer and Director
Mark S. Newman


/s/ RICHARD A. SCHNEIDER                       Executive Vice President, Chief                June 22, 2001
--------------------------------------         Financial Officer and Treasurer
Richard A. Schneider


/s/ IRA ALBOM                                  Director                                       June 22, 2001
--------------------------------------
Ira Albom


/s/ DONALD C. FRASER                           Director                                       June 22, 2001
--------------------------------------
Donald C. Fraser


/s/ WILLIAM F. HEITMANN                        Director                                       June 22, 2001
--------------------------------------
William F. Heitmann


/s/ STEVEN S. HONIGMAN                         Director                                       June 22, 2001
--------------------------------------
Steven S. Honigman


/s/ C. SHELTON JAMES                           Director                                       June 22, 2001
--------------------------------------
C. Shelton James


/s/ MARK N. KAPLAN                             Director                                       June 22, 2001
--------------------------------------
Mark N. Kaplan


/s/ STUART F. PLATT                            Director                                       June 22, 2001
--------------------------------------
Stuart F. Platt


/s/ DENNIS J. REIMER                           Director                                       June 22, 2001
--------------------------------------
Dennis J. Reimer


/s/ ERIC J. ROSEN                              Director                                       June 22, 2001
--------------------------------------
Eric J. Rosen

     EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*) are filed herewith. Certain of the following exhibits, designated with a "P", are being filed on paper, pursuant to a hardship exemption under Rule 202 of Regulaton S-T. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

Exhibit No.    Description
----------------------------
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
               33-64641, Post-Effective Amendment No. 1, Exhibit 3.8]
 4.1    --     Registration  Rights  Agreement,  dated as of  September  22,  1995  between  the  Company and Forum
               Capital Markets L.P. [Registration Statement No. 33-64641, Amendment No. 1, Exhibit 4.3]
10.1    --     1991 Stock Option Plan of the Company [Registration Statement No. 33-42886, Exhibit 28.1]
10.2    --     1996 Omnibus Plan of the Company [Registration Statement No. 333-14487, Exhibit 99.1]
10.3    --     Joint  Venture  Agreement,  dated as of  November 3, 1993,  by and  between  DRS Systems  Management
               Corporation  and Laurel  Technologies,  Inc. [Form 10-Q,  quarter ended December 31, 1993,  File No.
               1-8533, Exhibit 6(a)(3)]
10.4    --     Waiver  Letter,  dated as of December 13, 1993,  by and between DRS Systems  Management  Corporation and Laurel  Technologies,  Inc.  [Form 10-Q,  quarter  ended  December  31, 1993,  File No.  1-8533,
               Exhibit 6(a)(4)]
10.5    --     Partnership  Agreement,  dated December 13, 1993, by and between DRS Systems Management  Corporation and Laurel  Technologies,  Inc.  [Form 10-Q,  quarter  ended  December  31, 1993,  File No.  1-8533,
               Exhibit 6(a)(5)]
10.6    --     Employment,   Non-Competition   and   Termination   Agreement,   dated   July  20,   1994,   between
               Diagnostic/Retrieval  Systems,  Inc.  and David E. Gross [Form 10-Q,  quarter  ended June 30,  1994,
               File No. 1-8533, Exhibit 1]

Exhibit No.    Description
--------------------------
10.7    --     Asset  Purchase  Agreement,  dated  October  28,  1994,  Acquisition  by  PE  Acquisition  Corp.,  a
               subsidiary  of  Precision  Echo,  Inc. of all of the Assets of Ahead  Technology  Corporation  [Form
               10-Q, quarter ended December 31, 1994, File No. 1-8533, Exhibit 1]
10.8    --     Amendment to Agreement for Acquisition of Assets,  dated July 5, 1995,  between Photronics Corp. and
               Opto Mechanik, Inc. [Form 8-K, Amendment No. 1, July 5, 1995, File No. 1-8533, Exhibit 1]
10.9    --     Asset  Purchase  Agreement,  dated as of  February  9,  1996,  by and  among  Mag-Head  Engineering,
               Company,  Inc. and Ahead Technology  Acquisition  Corporation,  a subsidiary of Precision Echo, Inc.
               [Registration Statement No. 33-64641, Post-Effective Amendment No. 1, Exhibit 10.93]
10.10   --     Asset  Purchase  Agreement,  dated June 17, 1996, by and among  Vikron,  Inc.,  Northland  Aluminum,
               Inc., Ahead Wisconsin  Acquisition  Corporation,  a third-tier  subsidiary of the Company, and Ahead
               Technology,  Inc., a second-tier  subsidiary of the Company [Form 10-K,  fiscal year ended March 31,
               1997, File No. 1- 8533, Exhibit 10.99]
10.11   --     Agreement  and Plan of Merger,  dated  September  30, 1996, by and among PTI  Acquisition  Corp.,  a subsidiary of the Company,  Pacific  Technologies,  Inc., David A. Leedom, Karen A. Mason, Robert T.
               Miller,  Carl S. Ito and Barry S. Kindig  [Form 10-K,  fiscal  year ended March 31,  1997,  File No.
               1-8533, Exhibit 10.101]
10.12   --     Asset  Purchase  Agreement,  dated  October  22,  1996,  by and  among  Ahead  Technology,  Inc.,  a second-tier subsidiary of the Company,  Nortronics Acquisition Corporation,  a third-tier subsidiary of the Company,  Nortronics Company,  Inc., Alan Kronfeld,  Thomas Philipich and Robert Liston [Form
               10-K, fiscal year ended March 31, 1997, File No. 1- 8533, Exhibit 10.102]
10.13   --     Purchase  Agreement,  dated as of  September  19,  1997,  between DRS  Technologies,  Inc.  and Spar
               Aerospace Limited. [Form 8-K, October 27, 1997, File No. 1-8533, Exhibit 1]
10.14   --     Asset  Purchase  Agreement,  dated July 28,  1998,  by and among the  Company,  Raytheon TI Systems,
               Inc.,  Raytheon  Company and Raytheon Systems  Georgia,  Inc. [Form 8-K,  November 4, 1998, File No.
               1-8533, Exhibit 1]
10.15   --     Letter  Amendment  by and among the  Company,  Raytheon  TI  Systems,  Inc.,  Raytheon  Company  and
               Raytheon  Systems  Georgia,  Inc.,  dated October 20, 1998,  amending the Asset Purchase  Agreement.
               [Form 8-K, November 4, 1998, File No. 1-8533, Exhibit 2]
10.16   --     Amended and Restated  Revolving Credit Loan and Term Loan Agreement,  dated October 20, 1998, by and among the Company,  DRS Technologies Canada Company,  DRS Technologies  Canada,  Inc., DRS EO, Inc.,
               DRS FPA, L.P. and Mellon Bank, N.A. [Form 8-K, November 4, 1998, File No. 1-8533, Exhibit 3]
10.17   --     Agreement and Plan of Merger dated August 26, 1998, as amended,  among DRS  Technologies,  Inc., DRS
               Merger Sub, Inc. and NAI Technologies,  Inc. [Registration  Statement No. 333-69751,  Post Effective
               Amendment No. 1, Exhibit 2.1]).
10.18   --     Amendment to Agreement and Plan of Merger,  dated February 17, 1999, among DRS  Technologies,  Inc.,
               DRS Merger Sub, Inc. and NAI Technologies,  Inc. [Form 8-K, March 5, 1999, File No. 1-8533,  Exhibit
               2]
10.19   --     1991 Stock  Option Plan of NAI  Technologies,  Inc.  [Registration  Statement  No.  333-69751,  Post
               Effective Amendment No. 1 on Form S-8, Exhibit 4.4]
10.20   --     1993 Stock Option Plan for Directors of NAI Technologies, Inc. [Registration Statement No.
               333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.5]
10.21   --     1996 Stock  Option Plan of NAI  Technologies,  Inc.  [Registration  Statement  No.  333-69751,  Post
               Effective Amendment No. 1 on Form S-8, Exhibit 4.6]
10.22          Employment  Agreement,  dated as of November 20, 1996, by and between the Company and Mark S. Newman
               [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.47]
10.23          Employment  Agreement,  dated as of April 30,  1997,  by and between  the Company and Nina  Laserson
               Dunn [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.48]


Exhibit No.    Description
--------------------------
10.24          Employment  Agreement,  dated as of  February  19,  1999,  by and between the Company and Richard A.
               Schneider [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.49]
10.25[P]       Subcontract No.  483901(D),  dated June 24, 1994, under Contract No.  N00024-94-D-5204,  between the
               Company and Unisys  Corporation  Government  Systems  Group [Form 10-K,  fiscal year ended March 31,
               1995, 1995, File No. 1-8533, Exhibit 10.37]
10.26[P]       Purchase  Order No.  10606321 1, dated  October  28,  1998,  between  the  Company  and  Raytheon TI
               Systems, Inc.
10.27[P]       Contract DAAH01-97-C-0390, dated September 24, 1997, between Hughes Georgia, Inc. and the U.S. Army
10.28[P]       Modification P00001, dated January 16, 1998, to Contract DAAH01-97-C-0390
10.29[P]       Modification P00008, dated October 30, 1998, to Contract DAAH01-97-C-0390
10.30[P]       Contract DAAB07-97-C-J430, dated April 1, 1997, between Hughes Aircraft Co. and the U.S. Army
10.31[P]       Modification P00037, dated March 31, 1999, to Contract DAAB07-97-C-J430
10.32          First Amendment and Modification Agreement, dated August 15, 1999, by and among the Company, DRS
               Technologies  Canada Company,  DRS Technologies  Canada,  Inc., DRS Sensor Systems,  Inc.,  formerly known as "DRS EO, Inc.",  and DRS Infrared  Technologies,  LP, formerly known as "DRS FPA, L.P." and
               Mellon Bank, N.A. as the Agent and Lender [Form 10-K, Fiscal Year ended March 31, 2000, File No. 1-8533,
               Exhibit 10.32]
10.33          Second Amendment and Modification  Agreement,  dated February 4, 2000, by and among the Company, DRS
               Technologies  Canada Company,  DRS Technologies  Canada,  Inc., DRS Sensor Systems,  Inc.,  formerly known as "DRS EO, Inc.",  and DRS Infrared  Technologies,  LP, formerly known as "DRS FPA, L.P." and
               Mellon Bank, N.A. as the Agent and Lender [Form 10-K, Fiscal Year ended March 31, 2000, File No. 1-8533,
               Exhibit 10.33]
*10.34         Asset Purchase Agreement, dated June 12, 2000, by and between DRS Technologies, Inc. and General Atronics
               Corporation
*10.35         Employment Agreement, dated as of August 9, 2000, by and between the Company and Paul G. Casner, Jr.
*21     --     List of subsidiaries of the Company as of March 31, 2001
*23.1   --     Consent of KPMG LLP