Form 10-Q
period 2001-06-30
DRS TECHNOLOGIES INC
filed 2001-08-14
CIK 28630

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

                  For the quarterly period ended June 30, 2001

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-8533

                                 ---------------

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

                     Yes  [X]                       No  [ ]

As of August 9, 2001, 12,117,520 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     Index to Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2001

                          PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                                             --------
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 2001 and

             March 31, 2001............................................................................      1

             Condensed Consolidated Statements of Earnings - Three Months Ended June 30,
             2001 and 2000.............................................................................      2

             Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30,
             2001 and 2000.............................................................................      3

             Notes to Condensed Consolidated Financial Statements......................................      4-10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...............................................................................      11-16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk................................      16

                                          PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.........................................................................      17

     Item 6. Exhibits and Reports on Form 8-K..........................................................      17

SIGNATURES   ..........................................................................................      18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                        (Unaudited)
                                                                          June 30,        March 31,
                                                                            2001            2001
                                                                         ----------       ---------
                                     Assets
Current assets:
     Cash and cash equivalents                                           $   1,798        $   2,324
     Accounts receivable, net                                               73,555           97,645
     Inventories, net of progress payments                                  90,373           74,327
     Prepaid expenses and other current assets                              10,832            8,697
                                                                         ---------        ---------
                   Total current assets                                    176,558          182,993
                                                                         ---------        ---------

Property, plant and equipment, less accumulated
     depreciation and amortization of $41,389, and
     $39,142 at June 30, 2001 and March 31, 2001,
     respectively                                                           39,060           37,639

Goodwill, less accumulated amortization of
     $13,754 at March 31, 2001                                              87,914           76,390

Acquired intangible assets, less accumulated amortization of
     $5,596 and $7,551 at June 30, 2001 and March 31, 2001,
     respectively                                                           21,459           32,912

Deferred income taxes and other noncurrent assets                            4,762            5,006
                                                                         ---------        ---------

                                                                         $ 329,753        $ 334,940
                                                                         =========        =========

                      Liabilities and Stockholders' Equity

 Current liabilities:
     Current installments of long-term debt                              $   7,784        $   7,217
     Short-term bank debt                                                    1,009              831
     Accounts payable                                                       33,540           40,089
     Accrued expenses and other current liabilities                         90,573           91,170
                                                                         ---------        ---------
                   Total current liabilities                               132,906          139,307

 Long-term debt, excluding current installments                             71,843           75,076
 Other noncurrent liabilities                                                8,547            8,610
                                                                         ---------        ---------
                   Total liabilities                                       213,296          222,993
                                                                         ---------        ---------

 Stockholders' equity:
 Preferred Stock, no par value. Authorized 2,000,000 shares;
     no shares issued at June 30, 2001 and March 31, 2001                       --               --
 Common Stock, $.01 par value per share
     Authorized 20,000,000 shares; issued 12,116,670
     and 12,058,057 shares at June 30, 2001 and
     March 31, 2001, respectively                                              121              121
 Additional paid-in capital                                                 72,762           72,033
 Retained earnings                                                          47,923           44,025
 Accumulated other comprehensive losses                                     (4,113)          (3,968)
 Unamortized stock compensation                                               (236)            (264)
                                                                         ---------        ---------
                   Net stockholders' equity                                116,457          111,947
                                                                         ---------        ---------

 Commitments and contingencies

                                                                         $ 329,753        $ 334,940
                                                                         =========        =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                      (in thousands, except per share data)

                                   (Unaudited)



                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ---------        --------

Revenues                                          $ 103,352        $ 94,521

Costs and expenses                                   93,668          87,366
                                                  ---------        --------

   Operating income                                   9,684           7,155

Other income, net                                       (53)            (74)

Interest and related expenses                         2,125           3,107
                                                  ---------        --------


   Earnings before minority interests
     and income taxes                                 7,612           4,122

Minority interests                                      258             325
                                                  ---------        --------

   Earnings before income taxes                       7,354           3,797

Income taxes                                          3,456           1,899
                                                  ---------        --------

   Net Earnings                                   $   3,898        $  1,898
                                                  =========        ========



Earnings per share of common stock

   Basic earnings per share:                      $    0.32        $   0.20

   Diluted earnings per share:                    $    0.30        $   0.18

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                   (Unaudited)


                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                   2001        2000
                                                                                 --------    --------
Cash flows from operating activities
        Net earnings                                                             $  3,898    $  1,898

Adjustments to reconcile net earnings to cash
flows from operating activities:
        Depreciation and amortization                                               2,881       4,142
        Other, net                                                                  1,269      (1,542)

Changes in assets and liabilities, net of effects from
business combinations:
        Decrease in accounts receivable                                            23,937       3,041
        Increase in inventories                                                   (17,239)     (2,986)
        (Increase) decrease in prepaid expenses and
           other current assets                                                    (2,103)        479
        Decrease in accounts payable                                               (6,470)     (3,266)
        Decrease in accrued expenses and other current liabilities                 (3,360)       (327)
        Increase (decrease) in customer advances                                    2,258      (3,136)
        Other, net                                                                   (514)        803
                                                                                 --------    --------

        Net cash provided by (used in) operating activities                         4,557        (894)

Cash flows from investing activities
        Capital expenditures                                                       (3,526)     (2,580)
        Payments pursuant to business combinations, net of cash acquired               --      (6,757)
        Other, net                                                                     --          40
                                                                                 --------    --------

        Net cash used in investing activities                                      (3,526)     (9,297)

Cash flows from financing activities
        Net borrowings of short-term debt                                             184       7,056
        Net payments on long-term debt                                            (19,819)     (1,902)
        Additional borrowings of long-term debt                                    16,600          --
        Net proceeds from acquisition-related debt                                     --       7,000
        Other, net                                                                    729           7
                                                                                 --------    --------

        Net cash (used in) provided by financing activities                        (2,306)     12,161
                                                                                 --------    --------

Effect of exchange rates on cash and cash equivalents                                 749         643
                                                                                 --------    --------

Net (decrease) increase in cash and cash equivalents                                 (526)      2,613
Cash and cash equivalents, beginning of period                                      2,324       3,778
                                                                                 --------    --------

Cash and cash equivalents, end of period                                         $  1,798    $  6,391
                                                                                 ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the April 1, 2001 adoption of the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 6 of Notes to Condensed Consolidated Financial Statements), 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets" (see Note 3 of Notes to Condensed Consolidated Financial Statements). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2001, and the results of operations and cash flows for the three-month periods ended June 30, 2001 and 2000. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. Inventories

     Inventories are summarized as follows:

                                                     (in thousands)
                                            June 30, 2001       March 31, 2001
                                            -------------       --------------
     Work-in-process                          $  99,783            $ 83,058
     Raw material and finished
     goods                                        9,080               7,992
                                              ---------            --------
                                                108,863              91,050
                                              ---------            --------
     Less progress payments                     (18,490)            (16,723)
                                              ---------            --------

     Total                                    $  90,373            $ 74,327
                                              =========            ========

     General and administrative costs included in work-in-process were approximately $16.9 million and $14.5 million at June 30, 2001 and March 31, 2001, respectively. General and administrative expenses included in costs and expenses amounted to approximately $ 20.7 million and $18.7 million for the three-month periods ended June 30, 2001 and 2000, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $2.1 million and $2.2 million for the fiscal quarters ended June 30, 2001 and 2000, respectively.

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

3.  Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

     The Company elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. The Company has identified its reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment within six months of adoption, as well as an annual impairment test. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's Annual Operating Plan.

     The following disclosure presents certain information on the Company's acquired intangible assets as of June 30, 2001, and March 31, 2001: (All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.)

                                                         (in thousands)
                                          Weighted
                                           Average         Gross
                                        Amortization     Carrying     Accumulated
Acquired Intangible Assets                 Period         Amount      Amortization    Net Balance
                                        ------------     --------     ------------    -----------
As of June 30, 2001
Amortized acquired intangible assets:
  Technology based intangibles            22 years       $ 19,425      $ (4,315)        $15,110
  Customer related intangibles            21 years          7,630        (1,281)          6,349
                                                         --------      --------         -------
                                                         $ 27,055      $ (5,596)        $21,459
                                                         ========      ========         =======

As of March 31, 2001
Amortized acquired intangible assets:
  Technology based intangibles            22 years       $ 18,225      $ (4,032)        $14,193
  Customer related intangibles            21 years          7,630        (1,166)          6,464
  Workforce                               16 years          7,628          (757)          6,871
  Technical infrastructure                20 years          5,280          (638)          4,642
  Other                                   30 years          1,700          (958)            742
                                                         --------      --------         -------
                                                         $ 40,463      $ (7,551)        $32,912
                                                         ========      ========         =======

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

     The aggregate acquired intangible amortization expense for the period ended June 30, 2001 was approximately $398,000. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2002 is $1.5 million. Estimated acquired intangible amortization expense for each of the subsequent four fiscal years ending March 31, 2006 is $1.4 million.

     The changes in the carrying amount of goodwill, by operating segment, for the period ended June 30, 2001, are as follows (see Note 7 Operating Segments for additional details on the Company's operating segments):

                                                                         (in thousands)

                                                                                Flight Safety and
                                            Electronic     Electro-Optical       Communications
                                          Systems Group     Systems Group             Group            Other       Total
                                          -------------    ---------------      -----------------     -------    ---------
Balance as of March 31, 2001                 $31,450          $ 20,236              $ 24,661           $ 43      $ 76,390
Effect of adoption of SFAS 141 and 142:
  Workforce                                        -             3,807                 3,064             --         6,871
  Technical infrastructure                         -             4,642                    --             --         4,642
  Other                                           --                --                   742             --           742
Existing technology                               --                --                (1,155)            --        (1,155)
Adjustments                                       --                --                    --            (43)          (43)
                                             -------          --------              --------           ----      --------
Balance as of April 1, 2001                  $31,450          $ 28,685              $ 27,312           $ --      $ 87,447
Foreign currency translation adjustment          (52)               --                   519             --           467
                                             -------          --------              --------           ----      --------
Balance as of June 30, 2001                  $31,398          $ 28,685              $ 27,831           $ --      $ 87,914
                                             =======          ========              ========           ====      ========

     The following pro forma information reconciles the net earnings reported for the period ended June 30, 2000 to adjusted net earnings reflecting the adoption of SFAS 142:

                                                  (in thousands, except per share data)

                                                       Three Months Ended June 30,
                                                   ----------------------------------
                                                            2001          2000
                                                         ---------     ---------

Reported net earnings                                    $   3,898     $   1,898
Add back:
  Goodwill and related intangible amortization,
    net of tax benefit of $601                                  --           678
                                                         ---------     ---------
Adjusted net earnings                                    $   3,898     $   2,576
                                                         =========     =========

Basic earnings per share:
Reported net earnings                                    $    0.32     $   0.20
Add back:
  Goodwill and related intangible amortization,
    net of tax benefit of $.06 per share                        --         0.07
                                                         ---------     ---------
Adjusted net earnings                                    $    0.32     $   0.27
                                                         =========     =========

Diluted earnings per share:
Reported net earnings                                    $    0.30     $   0.18
Add back:
  Goodwill and related intangible amortization,
    net of tax benefit of $.05 per share                        --         0.06
                                                         ---------     ---------
Adjusted net earnings                                    $    0.30     $   0.24
                                                         =========     =========

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

4. Earnings Per Share

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):


                                                   (in thousands, except per share data)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                             2001          2000
                                                            -------      -------
Basic EPS computation:
  Net earnings                                              $ 3,898      $ 1,898
                                                            -------      -------
  Weighted average common shares
    outstanding                                              12,095        9,349
                                                            -------      -------
Basic earnings per share                                    $  0.32      $  0.20
                                                            =======      =======

Diluted EPS computation:
  Net earnings                                              $ 3,898      $ 1,898
  Interest and expenses related to convertible
    debentures                                                   --          240
                                                            -------      -------
  Adjusted net earnings                                       3,898        2,138
                                                            -------      -------

Diluted common shares outstanding:
  Weighted average common shares
    outstanding                                              12,095        9,349
  Stock options and warrants                                    936          452
  Convertible debentures                                         --        2,162
                                                            -------      -------
Diluted common shares outstanding                            13,031       11,963
                                                            -------      -------
Diluted earnings per share                                  $  0.30      $  0.18
                                                            =======      =======


5. Comprehensive Earnings

     The components of comprehensive earnings for the three-month periods ended June 30, 2001 and 2000 consisted of the following:

                                                             (in thousands)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                            2001         2000
                                                          -------      -------
Net earnings                                              $ 3,898      $ 1,898
Other comprehensive earnings (losses):
   Foreign currency translation adjustments                   215       (1,571)
   Unrealized losses on hedging instruments:
      Cumulative adjustment at April 1, 2001                 (289)          --
      Unrealized losses arising during the period             (71)          --
                                                          -------      -------

Comprehensive earnings                                    $ 3,753      $   327
                                                          =======      =======

At June 30, 2001, accumulated other comprehensive losses totaled approximately $4.1 million and consisted of $3.7 million and $360,000 for foreign currency translation adjustments and unrealized losses on hedging instruments, respectively. At March 31, 2001, the $4.0 million balance consisted of foreign currency translation adjustments.

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

6. Derivative Financial Instruments

     Effective April 1, 2001, the Company adopted SFAS 133. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

     The Company utilizes variable rate debt to maintain its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, and in accordance with certain covenants in DRS' credit facility, the Company entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the Company's term loans. The following is a summary of the Company's interest rate collar agreements in place as of June 30, 2001 and March 31, 2001:

                                                (in thousands)

                                                Notional Amount
    Effective          Expiration      --------------------------------     Variable Rate    Ceiling     Floor
      Date                Date          June 30, 2001    March 31, 2001          Base          Rate       Rate
 ----------------   ----------------   --------------------------------    --------------    --------   --------
 April 22, 1999     January 26, 2002      $ 20,000         $ 20,000        3 Month LIBOR*      5.75%     4.80%

 January 26, 2001   January 30, 2003        10,000           10,000        3 Month LIBOR*      6.50%     5.09%

 January 29, 2001   January 31, 2003      $ 10,000         $ 10,000        3 Month LIBOR*      6.50%     5.05%

* - London Interbank Offered Rate

     On April 1, 2001, in accordance with the provisions in SFAS 133, the Company designated its interest rate collars as cash flow hedges and recorded the fair value of the instruments on the balance sheet at that date, with a corresponding adjustment to comprehensive earnings. Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments will be adjusted via comprehensive earnings. The effect of adopting SFAS 133 at April 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the three month period ended June 30, 2001, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows.

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

7.  Operating Segments

     DRS operates in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the
     Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." During the first quarter of fiscal 2002, the Company's operating subsidiary, DRS Photronics, Inc. (DRS Photronics) was combined with DRS' Flight Safety and Communications Group for management purposes, based primarily on operational synergies. DRS Photronics had previously been managed as part of the Electro-Optical Systems Group. Prior-year balances and results of operations disclosed herein have been restated to give effect to this change.

     Information about the Company's segments for the fiscal quarters ended June 30, 2001 and 2000 are as follows:



                                                              (in thousands)

                                        ESG           EOSG         FSCG         Other        Total
                                     ---------     ---------     --------     --------     ---------
Quarter Ended June 30, 2001
    Total revenues                   $  38,096     $  41,933     $ 22,297     $  2,236     $ 104,562
      Intersegment revenues                (17)          (94)      (1,099)          --        (1,210)
                                     ---------     ---------     --------     --------     ---------
    External revenues                $  38,079     $  41,839     $ 21,198     $  2,236     $ 103,352
    Operating income (loss)          $   4,808     $   4,477     $    801     $   (402)    $   9,684
    Identifiable assets              $ 109,129     $ 112,763     $ 94,136     $ 13,725     $ 329,753
    Depreciation and amortization    $     374     $   1,271     $    764     $    472     $   2,881
    Capital expenditures             $     831     $   1,764     $    624     $    307     $   3,526

Quarter Ended June 30, 2000
    Total revenues                   $  41,537     $  35,659     $ 15,152     $  2,182     $  94,530
      Intersegment revenues                 --            (9)          --           --            (9)
                                     ---------     ---------     --------     --------     ---------
    External revenues                $  41,537     $  35,650     $ 15,152     $  2,182     $  94,521
    Operating income (loss)          $   2,500     $   3,871     $    904     $   (120)    $   7,155
    Identifiable assets              $  92,942     $ 135,027     $ 85,411     $ 15,832     $ 329,212
    Depreciation and amortization    $     881     $   1,736     $    977     $    548     $   4,142
    Capital expenditures             $     495     $     756     $  1,130     $    199     $   2,580

8. Supplemental Cash Flow Information

                                      (in thousands)
                                Three Months Ended June 30,
                                ---------------------------
                                    2001          2000
                                   ------        ------
Cash paid for:
  Income taxes                     $6,353        $2,054
  Interest                         $1,869        $3,223

                     DRS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

9. Contingencies

     The Company is a party to various legal actions and claims arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or DRS Photronics. During the Government's investigation, until October 29, 1999, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first boresight system since the start of the investigation.

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

10. Subsequent Event

     At the annual meeting of stockholders held on August 8, 2001, the shareholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of shares of common stock to 30,000,000, from 20,000,000.

                     DRS Technologies, Inc. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of June 30, 2001 and for the three-month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes.

The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, our actual results could differ materially from those suggested by such forward-looking statements.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

We elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. We have identified our reporting units to be our operating segments and we have determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, we will be required to perform a transitional goodwill impairment assessment within six months of adoption, as well as an annual impairment test. Our annual impairment test will be performed in the fourth quarter of each fiscal year, after the completion of our Annual Operating Plan.

Results of Operations

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated Summary

Consolidated revenues for the three-month period ended June 30, 2001 increased $8.8 million, as compared with the corresponding prior-year period. The increase in revenues was primarily due to the inclusion of the operating results of our fiscal 2001 acquisition of DRS Communications Company as well as increased shipments of rugged computers and second generation electro-optical night vision and targeting systems. These increases were partially offset by decreased shipments of our military display workstations and certain search and navigation radar systems. Operating income increased 35% to $9.7 million from $7.2 million for the same three-month period in fiscal 2001. The increase in operating income was driven by the overall increase in revenues and the positive impact of our fiscal 2002 first quarter adoption of SFAS 141 and SFAS 142 (see Note 3 of Notes to Condensed Consolidated Financial Statements). In accordance with the provisions of these standards, we ceased amortizing goodwill effective April 1, 2001.

                     DRS Technologies, Inc. and Subsidiaries

The adoption of SFAS 141 and 142 contributed approximately $1.3 million to the Company's fiscal 2002 first quarter operating income. Had these standards been effective in the prior year, our operating income, for the three-month period ended June 30, 2000, would have been $1.3 million higher. Partially offsetting the increase in operating income were the impact of certain charges at our operating segments. See discussion of operating segments below for additional information.

Interest and related expenses decreased approximately $1.0 million for the three-month period ended June 30, 2001 as compared with the corresponding prior-year period. This decrease was primarily the result of a 67% decrease in average working capital borrowings outstanding during the three-month period ended June 30, 2001, as compared with the prior-year period, and the favorable impact of the conversion of all of our 9% Senior Subordinated Convertible Debentures during the second half of fiscal 2001.

The provision for income taxes for the quarter-to-date period ended June 30, 2001 reflects an annual estimated effective income tax rate of approximately 47%, as compared with 50% in the first quarter of fiscal 2001. The decrease in our effective tax rate is primarily due to the adoption of SFAS 142. It is anticipated that the Company's effective tax rate may also decline moderately in future years as the Company continues to grow.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three-month period ended June 30, 2001 was $12.4 million, an increase of approximately 12% over the three-month period ended June 30, 2000.

Operating Segments

We operate in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

During the first quarter of fiscal 2002, one of our operating subsidiaries, DRS Photronics, was combined with DRS' Flight Safety and Communications Group for management purposes based primarily on operational synergies. DRS Photronics had previously been managed as part of the Electro-Optical Systems Group. Prior-year balances and results of operations disclosed in this MD&A have been restated to give effect to this change.

Electronic Systems Group

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

Electro-Optical Systems Group

Our Electro-Optical Systems Group is a leading provider of sophisticated thermal imaging and targeting systems. We have one of the few high-performance focal plane array foundries that allows us to design and develop these electro-optical systems for our customers. We design, manufacture and market thermal imaging systems that allow operators to detect, identify and target objects based upon their infrared signatures under adverse conditions, such as darkness, fog, smoke and dust. These systems are used in the U.S. Army's most important battlefield platforms, including the Abrams Battle Tank, the Bradley Infantry Fighting Vehicle, the High-Mobility Multi-Purpose Wheeled Vehicle Scout and the Javelin missile program. We also design and manufacture eye-safe laser range finders.

                     DRS Technologies, Inc. and Subsidiaries

In  addition  to  military   applications,   we  are   leveraging  our  advanced
electro-optical production capability by expanding into related non-defense markets. For example, we manufacture electro-optical modules for commercial devices used in corrective laser eye surgery and integrate systems for retinal scanning.

Flight Safety and Communications Group

Our Flight Safety and Communications Group supplies airborne deployable recorders, surveillance and communications systems and electronic manufacturing services. We are the leading manufacturer of deployable flight voice and data recording equipment, or "black box" recorders, for U.S. and foreign customers. Mounted to the airframe, these recorders eject automatically from the aircraft prior to impact, so that they more easily can be located by search and rescue teams. We have provided over 4,000 of these deployable recorders for military and search and rescue aircraft. We also supply integrated naval ship communications, information management systems, coastal surveillance systems and ultra high-speed digital imaging systems. In addition, we provide electronic manufacturing services, often with value-added engineering content, to the defense and space industries. We also design and manufacture multiple-platform weapons calibration systems for such diverse air platforms as the Apache attack helicopter and the AC-130U gunship.


Other

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

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:

                                    (in thousands, except for percentages)

                                    Three Months Ended
                                          June 30,           Percent Changes
                                   ---------------------     ---------------
                                     2001         2000        2001 vs. 2000
                                   --------     --------     ---------------
ESG

External revenues                  $ 38,079     $ 41,537          (8.3%)

Operating income                   $  4,808     $  2,500          92.3%

Operating margin                       12.6%         6.0%        110.0%

EOSG

External revenues                  $ 41,839     $ 35,650          17.4%

Operating income                   $  4,477     $  3,871          15.7%

Operating margin                       10.7%        10.9%         (1.8%)

FSCG

External revenues                  $ 21,198     $ 15,152          39.9%

Operating income                   $    801     $    904         (11.4%)

Operating margin                        3.8%         6.0%        (36.7%)

Other
External revenues                  $  2,236     $  2,182           2.5%

Operating loss                     $   (402)    $   (120)       (235.0%)

Operating margin                      (18.0%)       (5.5%)      (227.3%)

                     DRS Technologies, Inc. and Subsidiaries


Electronic Systems Group: Our Electronic Systems Group's revenues decreased $3.5 million, or approximately 8%, for the three-month period ended June 30, 2001, as compared with the corresponding prior year period. The decrease in revenues was due primarily to the timing of shipments of combat display workstations and a decrease in shipments of certain search and navigation radar systems. These decreases were partially offset by increases in revenues from rugged computers and peripherals. Operating income increased $2.3 million in the first quarter of fiscal 2002, as compared with the respective fiscal 2001 period. The increase in operating income was driven by a change in product mix and lower overhead costs in the first quarter of fiscal 2002, as compared with the corresponding prior year period, as well as the favorable impact of the elimination of goodwill amortization in accordance with SFAS 142. The elimination of goodwill amortization contributed approximately $448,000 in operating income to the ESG operating segment in the three-month period ended June 30, 2001. Had this standard been effective in the prior year, operating income would have been $487,000 higher for the three-month period ended June 30, 2000.

Electro-Optical Systems Group: Our Electro-Optical Systems Group's revenues increased $6.2 million, or approximately 17%, for the three-month period ended June 30, 2001, as compared with the corresponding prior year period. The increase in revenues was driven by increased shipments of second generation electro-optical night vision and targeting systems and infrared detectors. Partially offsetting these increases were decreased shipments of certain commercial electro-optical products. Operating income for the first quarter of fiscal 2002 increased $606,000, or approximately 16%, as compared with the prior year period. The increase in operating income was primarily attributable to the overall increase in revenues as well as the favorable impact of the elimination of goodwill amortization in accordance with SFAS 142. The elimination of goodwill amortization contributed approximately $454,000 in operating income to the EOSG operating segment in the three-month period ended June 30, 2001. Had this standard been effective in the prior year, operating income would have been $528,000 higher for the three-month period ended June 30, 2000. Partially offsetting these increases were charges recorded in connection with a certain commercial product line.

Flight Safety and  Communications  Group:  Our Flight Safety and  Communications
Group's revenues increased $6.0 million, or approximately 40%, for the three-month period ended June 30, 2001, as compared with the corresponding prior year period. The increase in revenues was primarily driven by our acquisition of DRS Communications Company in the latter part of the first quarter of fiscal 2001. Also contributing to the overall increase in revenues were increased shipments of certain mission data recorders. The increase in revenues was partially offset by decreased shipments of the Group's high-speed cameras and shipments of airborne separation video systems. Operating income decreased approximately $103,000 in the three-month period ended June 30, 2001, as compared with the respective prior year period. The elimination of goodwill amortization contributed approximately $351,000 in operating income to the FSCG operating segment in the three-month period ended June 30, 2001. Had this standard been effective in the prior year, operating income would have been $264,000 higher for the three-month period ended June 30, 2000. In addition, DRS Communications Company contributed approximately $782,000 to operating income in the three month period ended June 30, 2001. Exclusive of the contributions of DRS Communications Company, the Group's operating income decreased by approximately $885,000. The decrease in operating income was primarily attributable to charges of approximately $765,000 for costs associated with shutting down FSCG's Santa Clara, California production and engineering facility as well as decreases in revenues from high-speed cameras and airborne separation video systems. We announced in the first quarter of fiscal 2002 that we would be closing our Santa Clara facility and relocating production and engineering previously performed at this location to other DRS facilities. It is anticipated that the cost savings associated with this effort will offset the cost to implement the plan and that any impact to FSCG's full year fiscal 2002 earnings will be immaterial.

Other: Revenues for the three-month period ended June 30, 2001 increased 3% as compared to the corresponding prior year period. Operating loss increased by approximately $282,000 in the three-months ended June 30, 2001, as compared with the prior year period. The increase in the operating loss was primarily due to price pressures on certain video products and continued soft demand in the disk drive marketplace.

                     DRS Technologies, Inc. and Subsidiaries

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Flow

The following table provides cash flow data for the Company for the three-month periods ended June 30, 2001 and June 30, 2000:

                                                                   (in thousands)

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                2001             2000
                                                              --------         --------
Net cash provided by (used in) operating activities           $ 4,557          $   (894)

Net cash used in investing activities                         $(3,526)         $ (9,297)

Net cash (used in) provided by financing activities           $(2,306)         $ 12,161

Operating cash flow for the three-month period ended June 30, 2001 improved by approximately $5.5 million as compared with the corresponding prior-year period. This improvement primarily resulted from increased earnings (net of adjustments for non-cash items), a decrease in accounts receivable and increased advanced payments from customers, partially offset by an increase in inventories and other current assets.

Cash used in investing activities for the three-month period ended June 30, 2001 consisted of $3.5 million for capital expenditures.

We have a $160 million secured credit facility consisting of two term loans totaling $80 million and a revolving line of credit of $80 million, subject to a borrowing base calculation. During the three-months ended June 30, 2001, we paid approximately $1.8 million in principal payments against our two term loans, borrowed approximately $16.6 million under the revolving line of credit and repaid approximately $18.0 million. The borrowings under our revolving line of credit were used to meet temporary working capital requirements. Other than cash flows from operations, the revolving line of credit is our primary source of liquidity. As of June 30, 2001, we had approximately $39.0 million available under the revolving line of credit, after satisfaction of its borrowing base requirement.

We actively seek to finance our business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. We continually review the changing financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness. Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and the foreseeable future.

Our total debt to trailing twelve-month EBITDA improved to 1.5x at June 30, 2001, from 3.0x at June 30, 2000. The improvement in fiscal 2002 was driven by increased earnings as well as a $52.6 million reduction in total debt over the last twelve months.

                     DRS Technologies, Inc. and Subsidiaries

Backlog

Backlog at June 30, 2001 was approximately $494.2 million as compared with $456.5 million at March 31, 2001. We booked approximately $139.7 million in new orders in the first three months of fiscal 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for a discussion of our exposure to market risks. There was no significant change in those risks during the three months ended June 30, 2001.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings

         We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

         In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, to date, no claim has been made against the Company or DRS Photronics. During the Government's investigation, until October 29, 1999, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship such equipment.

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


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.   Description
                  -----------   -----------

                  3.9 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, as filed August 8, 2001.

         (b)      Reports on Form 8-K

                  None

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRS TECHNOLOGIES, INC.
                                               Registrant


Date: August 13, 2001                    /s/ Richard A. Schneider
                                         ---------------------------------------
                                         Richard A. Schneider
                                         Executive Vice President, Chief
                                           Financial Officer and Treasurer