Form 10-Q
period 2001-09-30
DRS TECHNOLOGIES INC
filed 2001-11-14
CIK 28630

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      YES |X|                   NO |_|

As of November 9, 2001, 12,198,610 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                     PART I - FINANCIAL INFORMATION                     PAGE NO.

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 2001
            and March 31, 2001 .........................................   1

            Condensed Consolidated Statements of Earnings -
            Three and Six Months Ended September 30, 2001 and 2000 .....   2

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended September 30, 2001 and 2000 ...............   3

            Notes to Condensed Consolidated Financial Statements .......   4-12

    ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................   13-19

    ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..   19

                             PART II - OTHER INFORMATION

    ITEM 1. Legal Proceedings ..........................................   20

    ITEM 4. Submission of Matters to a Vote of Security Holders ........   21

    ITEM 6. Exhibits and Reports on Form 8-K ...........................   21

SIGNATURES .............................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  (UNAUDITED)
                                                                                 SEPTEMBER 30,    MARCH 31,
                                                                                      2001           2001
                                                                                 -------------    ---------
                                                 ASSETS

Current assets:
        Cash and cash equivalents                                                  $   4,162      $   2,324
        Accounts receivable, net                                                     102,069         97,645
        Inventories, net of progress payments                                        110,906         74,327
        Prepaid expenses and other current assets                                     12,426          8,697
                                                                                   ---------      ---------
                      Total current assets                                           229,563        182,993
                                                                                   ---------      ---------

Property, plant and equipment, less accumulated
        depreciation and amortization of $43,667 and
        $39,142 at September 30, 2001 and March 31, 2001,
        respectively                                                                  51,531         37,639

Goodwill, less accumulated amortization of $13,754
        at March 31, 2001                                                             76,206         76,390

Acquired intangible assets, less accumulated amortization of
        $5,911 and $7,551  at September 30, 2001 and March 31, 2001,
        respectively                                                                  21,144         32,912

Purchase price in excess of net tangible assets acquired                              30,054             --

Deferred income taxes and other noncurrent assets                                     10,843          5,006
                                                                                   ---------      ---------

                                                                                   $ 419,341      $ 334,940
                                                                                   =========      =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                                     $   1,436      $   7,217
        Short-term bank debt                                                           1,312            831
        Accounts payable                                                              27,460         40,089
        Accrued expenses and other current liabilities                               100,631         91,170
                                                                                   ---------      ---------
                      Total current liabilities                                      130,839        139,307

Long-term debt, excluding current installments                                       159,784         75,076
Other noncurrent liabilities                                                           6,663          8,610
                                                                                   ---------      ---------
                      Total liabilities                                              297,286        222,993
                                                                                   ---------      ---------

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
        no shares issued at September 30, 2001 and March 31, 2001                         --             --
Common Stock, $.01 par value per share
        Authorized 30,000,000 shares; issued 12,189,335 and
        12,058,057 shares at September 30, 2001 and March 31, 2001,
        respectively                                                                     122            121
Additional paid-in capital                                                            73,695         72,033
Retained earnings                                                                     52,406         44,025
Accumulated other comprehensive losses                                                (3,960)        (3,968)
Unamortized stock compensation                                                          (208)          (264)
                                                                                   ---------      ---------
                      Net stockholders' equity                                       122,055        111,947
                                                                                   ---------      ---------
Commitments and contingencies
                                                                                   $ 419,341      $ 334,940
                                                                                   =========      =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------     -----------------------------------
                                               2001                 2000            2001                   2000
                                           -----------          -----------     ------------           ------------
Revenues                                   $   116,178          $   107,227     $    219,530           $    201,748
Costs and expenses                             105,475               98,724          199,143                186,090
                                           -----------          -----------     ------------           ------------

    Operating income                            10,703                8,503           20,387                 15,658

Other expense (income), net                         38                   32              (15)                   (42)

Interest and related expenses                    1,838                3,537            3,963                  6,644
                                           -----------          -----------     ------------           ------------

    Earnings before minority interests
      and income taxes                           8,827                4,934           16,439                  9,056

Minority interests                                 368                  270              626                    595
                                           -----------          -----------     ------------           ------------

    Earnings before income taxes                 8,459                4,664           15,813                  8,461

Income taxes                                     3,976                2,425            7,432                  4,324
                                           -----------          -----------     ------------           ------------

    Net earnings                           $     4,483          $     2,239     $      8,381           $      4,137
                                           ===========          ===========     ============           ============

Earnings per share of common stock

    Basic earnings per share:              $      0.37          $      0.22     $       0.69           $       0.43

    Diluted earnings per share:            $      0.34          $      0.20     $       0.64           $       0.38

      See accompanying Notes to Condensed Consolidated Financial Statements

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                                             2001                   2000
                                                                                           ---------              --------
Cash flows from operating activities:
   Net earnings                                                                            $   8,381              $  4,137

   Adjustments to reconcile net earnings to cash flows from operating activities:
           Depreciation and amortization                                                       5,962                 8,544
           Other, net                                                                           (191)               (1,156)

   Changes in assets and liabilities, net of effects from business combinations:
           Decrease in accounts receivable                                                    19,163                 4,171
           Increase in inventories                                                           (15,260)               (3,896)
           (Increase) decrease in prepaid expenses and
              other current assets                                                            (3,174)                  765
           Decrease in accounts payable                                                      (12,588)               (3,529)
           (Decrease) increase in accrued costs on acquired contracts                         (2,962)               11,564
           Increase (decrease) in accrued expenses and other current liabilities               3,544                (3,078)
           Increase (decrease) in customer advances                                            4,729                (3,187)
           Other, net                                                                         (3,751)                 (893)
                                                                                           ---------              --------

   Net cash provided by operating activities                                                   3,853                13,442

Cash flows from investing activities:
   Capital expenditures                                                                       (7,480)               (8,412)
   Payments pursuant to business combinations, net of cash acquired                          (71,927)               (6,979)
   Proceeds from sale of discontinued operations                                                  --                 3,000
   Other, net                                                                                     67                   361
                                                                                           ---------              --------

   Net cash used in investing activities                                                     (79,340)              (12,030)

Cash flows from financing activities:
   Net borrowings of short-term debt                                                             481                 1,478
   Retirement of long-term debt                                                              (88,455)                   --
   Net payments on long-term debt                                                            (42,225)               (5,487)
   Additional borrowings of long-term debt                                                   209,550                 7,000
   Deferred financing fees                                                                    (4,664)                   --
   Other, net                                                                                  1,663                   132
                                                                                           ---------              --------

   Net cash provided by financing activities                                                  76,350                 3,123
                                                                                           ---------              --------

Effect of exchange rates on cash and cash equivalents                                            975                   253
                                                                                           ---------              --------

Net increase in cash and cash equivalents                                                      1,838                 4,788
Cash and cash equivalents, beginning of period                                                 2,324                 3,778
                                                                                           ---------              --------

Cash and cash equivalents, end of period                                                   $   4,162              $  8,566
                                                                                           =========              ========

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the April 1, 2001 adoption of the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 7 of Notes to Condensed Consolidated Financial Statements), 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets" (see Note 4 of Notes to Condensed Consolidated Financial Statements). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2001, the results of operations for the three- and six-month periods ended September 30, 2001 and 2000, and cash flows for the six-month periods ended September 30, 2001 and 2000. The results of operations for the three- and six-months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. BUSINESS COMBINATIONS

On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company (Boeing) (the Acquisition). The Company paid approximately $67.1 million in cash, subject to adjustment, for the Acquisition. In addition to the purchase price, the estimated costs related to the Acquisition, including professional fees, will be approximately $4.0 million. SES, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. This acquisition broadens the Company's product lines and customer base of its Electro-Optical Systems Group, particularly in those areas associated with naval and air-based applications, and provides a strong complement to DRS' existing products in ground-based Forward Looking Infrared technology. SES is now operating as DRS Sensors & Targeting Systems, Inc., a unit of the Company's Electro-Optical Systems Group. The SES assets acquired and liabilities assumed have been included in our consolidated financial statements as of the date of acquisition.

The Company is in the process of obtaining a third-party valuation of the assets acquired and the liabilities assumed as well as performing its own internal assessment, thus, the allocation of the purchase price is subject to adjustment. In addition, in connection with the Acquisition the Company may incur costs associated with exiting certain activities, including severance costs. It is management's expectation that a certain amount of the purchase price will be allocated to acquired identifiable intangible assets, with such assets requiring amortization. As the the Company is unable to estimate the amount of acquired identifiable intangibles at this time, the entire excess of purchase price over the tangible net assets acquired has been included as a separate line item on the balance sheet as of September 30, 2001. In addition, since the Acquisition was completed at the end of the second quarter, there is no amortization expense related to the Acquisition in the results of operations. The purchase price allocation will be adjusted during in the second half of fiscal 2002.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following unaudited pro forma financial information shows the results of operations for the three- and six-month periods ended September 30, 2001 and 2000, as though the Acquisition had occurred on April 1, 2000. For purposes of the pro forma financial information shown below, DRS' operating results for the three- and six-month periods ended September 30, have been combined with SES' calendar year operating results for the three- and six-month periods ended June
30. In addition to combining the historical results of operations of the businesses, the pro forma calculations include adjustments for additional interest expense on the debt associated with the Acquisition, and the provision for income taxes for the increase in interest expense and the SES business pre-tax earnings. As indicated above, the Company is in the process of obtaining a third-party valuation of the assets acquired and the liabilities assumed as well as performing its own internal assessment, and as a result, is unable at this time to estimate the amount of acquired intangibles, therefore, there is no amortization expense included in the pro forma financial information shown below. For each $1.0 million allocated to acquired identifiable intangible assets, with an estimated ten year useful life, amortization expense would increase by $100,000.

                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                              THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------     ------------------------------
                                                  2001                 2000            2001               2000
                                              -----------          -----------     -----------        -----------
Revenues                                      $   142,169          $   126,597     $   272,115        $   240,884
Net earnings                                  $     4,484          $     1,085     $     7,598        $     2,546
                                              -----------          -----------     -----------        -----------

Earnings per share of common stock

  Basic earnings per share:                   $      0.37          $      0.11     $      0.63        $      0.26

  Diluted earnings per share:                 $      0.34          $      0.10     $      0.58        $      0.25

The unaudited pro forma financial information shown above is derived from preliminary financial data, is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been completed as of the dates indicated above or of the results that may be obtained in the future.

In connection with the SES Acquisition, the Company entered into a $240 million credit agreement with First Union National Bank, as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008, and September 30, 2006, respectively. The Term Loan requires quarterly principal payments beginning on December 31, 2001. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. The Credit Facility is secured by substantially all of the assets of the Company. There are certain covenants and restrictions placed on the Company under the Credit Facility, including a maximum total leverage ratio and a minimum fixed charge ratio, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. The interest rates on the Company's outstanding Term Loan and Line of Credit borrowings were approximately 5.9% and 5.7%, respectively, at September 30, 2001.

The proceeds of the Credit Facility at the date of the SES Acquisition of $161 million were used to acquire SES and repay the balance of the debt outstanding under DRS's previous credit facility with Mellon Bank, N.A. (the Mellon Facility) in the amount of $88.5 million. At September 30, 2001, the $161 million outstanding under the Credit Facility consisted of a $140 million term loan and a $21 million borrowing under the revolving line of credit. As of September 30, 2001, the Company had approximately $51.0 million available under the revolving line of credit, after satisfaction of its borrowing base requirement and certain restrictions.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

On August 22, 2001, we acquired certain assets and liabilities of the Electro-Mechanical Systems (EMS) business of Lockheed Martin for approximately $4.0 million in cash, subject to adjustment. EMS, located in Largo, Florida, produces systems and antenna for radar and other surveillance sensor systems. The acquisition of EMS provides certain product synergies and vertical business integration opportunities for DRS. EMS is now operating as DRS Surveillance Support Systems, Inc. (SSS), a unit of the Company's Electronic Systems Group. The Company is in the process of obtaining a third-party valuation of the assets acquired and the liabilities assumed, thus the allocation of the purchase price is subject to adjustment. The financial position and results of operations of SSS were not significant to those of the Company as of the acquisition date or for the period ended September 30, 2001.

3. INVENTORIES

Inventories are summarized as follows:

                                                           (IN THOUSANDS)
                                             SEPTEMBER 30, 2001           MARCH 31, 2001
                                             ------------------           --------------
Work-in-process                              $          127,688           $       83,058
Raw material and finished
    goods                                                14,159                    7,992
                                             ------------------           --------------
                                                        141,847                   91,050
                                             ------------------           --------------
Less progress payments                                  (30,941)                 (16,723)
                                             ------------------           --------------

Total                                        $          110,906           $       74,327
                                             ==================           ==============

General and administrative costs included in work-in-process were approximately $17.5 million and $14.5 million at September 30, 2001 and March 31, 2001, respectively. General and administrative expenses included in costs and expenses amounted to approximately $21.5 million and $19.9 million for the three-month periods ended September 30, 2001 and 2000, respectively, and approximately $42.2 million and $36.7 million for the six-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $2.5 million and $2.0 million for the fiscal quarters ended September 30, 2001 and 2000, respectively and approximately $4.6 million and $4.1 million, respectively, for the six-month periods then ended.

4. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

The Company elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. The Company has identified its reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, the Company was required to perform a transitional goodwill impairment assessment within six months of adoption. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal 2002 with no adjustment to its April 1, 2001 goodwill. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's annual operating plan.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following disclosure presents certain information on the Company's acquired intangible assets as of September 30, 2001, and March 31, 2001: (All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.)

                                                                       (IN THOUSANDS)
                                          WEIGHTED
                                          AVERAGE         GROSS
                                        AMORTIZATION     CARRYING       ACCUMULATED
ACQUIRED INTANGIBLE ASSETS                 PERIOD         AMOUNT        AMORTIZATION      NET BALANCE
                                        ------------   ------------     ------------      ------------
As of September 30, 2001
Amortized acquired intangible assets:
  Technology based intangibles            22 years     $     19,425     $     (4,560)     $     14,865
  Customer related intangibles            21 years            7,630           (1,351)            6,279
                                                       ------------     ------------      ------------
                                                       $     27,055     $     (5,911)     $     21,144
                                                       ============     ============      ============

As of March 31, 2001
Amortized acquired intangible assets:
  Technology based intangibles            22 years     $     18,225     $     (4,032)     $     14,193
  Customer related intangibles            21 years            7,630           (1,166)            6,464
  Workforce                               16 years            7,628             (757)            6,871
  Technical infrastructure                20 years            5,280             (638)            4,642
  Other                                   30 years            1,700             (958)              742
                                                       ------------     ------------      ------------
                                                       $     40,463     $     (7,551)     $     32,912
                                                       ============     ============      ============

The aggregate acquired intangible amortization expense for the three- and six-month periods ended September 30, 2001 was approximately $316,000 and $713,000, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2002 and for each of the subsequent four fiscal years ending March 31, 2006, excluding any amortization that may result from the SES or EMS acquisitions, is $1.4 million and $1.3 million, respectively.

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from March 31, 2001 to September 30, 2001, excluding the SES and EMS acquisitions. The Company recorded an $11.5 million reduction in goodwill in the second quarter of fiscal 2002 in connection with the reversal of an accrual for future costs on expired options associated with certain acquired contracts.

                                                                                  (IN THOUSANDS)
                                                                ELECTRO-
                                              ELECTRONIC        OPTICAL
                                               SYSTEMS          SYSTEMS        FLIGHT SAFETY AND
                                                GROUP            GROUP        COMMUNICATIONS GROUP       OTHER            TOTAL
                                            ------------     -------------    --------------------     ---------      -------------
Balance as of March 31, 2001                $     31,450     $      20,236      $          24,661      $      43      $      76,390
Effect of adoption of SFAS 141 and 142:
   Workforce                                          --             3,807                  3,064             --              6,871
   Technical infrastructure                           --             4,642                     --             --              4,642
   Other                                              --                --                    742             --                742
Existing technology                                   --                --                 (1,155)            --             (1,155)
Adjustments                                           --                --                     --            (43)               (43)
                                            ------------     -------------      -----------------      ---------      -------------
Balance as of April 1, 2001                 $     31,450     $      28,685      $          27,312      $      --      $      87,447
Adjustment on acquired contract                       --           (11,492)                    --             --            (11,492)
Foreign currency translation adjustment              262                --                    (11)            --                251
                                            ------------     -------------      -----------------      ---------      -------------
Balance as of September 30, 2001            $     31,712     $      17,193      $          27,301      $      --      $      76,206
                                            ============     =============      =================      =========      =============

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following pro forma information reconciles the net earnings reported for the period ended September 30, 2001 and September 30, 2000 to adjusted net earnings reflecting the adoption of SFAS 142:

                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                  -----------------------     -----------------------
                                                                     2001         2000          2001          2000
                                                                  ---------     ---------     ---------     ---------
Reported net earnings                                             $   4,483     $   2,239     $   8,381     $   4,137
Add back:
  Goodwill and related intangible amortization,
    net of tax benefit of  $668 and $1,276                               --           754            --         1,438
                                                                  ---------     ---------     ---------     ---------
Adjusted net earnings                                             $   4,483     $   2,993     $   8,381     $   5,575
                                                                  =========     =========     =========     =========

Basic earnings per share:
Reported net earnings                                             $    0.37     $    0.22     $    0.69     $    0.43
Add back:
  Goodwill and related intangible amortization,
  net of tax benefit of $.07 and $.13 per share, respectively            --          0.08            --          0.14
                                                                  ---------     ---------     ---------     ---------
Adjusted net earnings                                             $    0.37     $    0.30     $    0.69     $    0.57
                                                                  =========     =========     =========     =========

Diluted earnings per share:
Reported net earnings                                             $    0.34     $    0.20     $    0.64     $    0.38
Add back:
  Goodwill and related intangible amortization,
  net of tax benefit of $.05 and $.10 per share, respectively            --          0.06            --          0.12
                                                                  ---------     ---------     ---------     ---------
Adjusted net earnings                                             $    0.34     $    0.26     $    0.64     $    0.50
                                                                  =========     =========     =========     =========

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS):

                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                      2001        2000          2001        2000
                                                    -------      -------      -------      -------
Basic EPS computation:
  Net earnings                                      $ 4,483      $ 2,239      $ 8,381      $ 4,137
                                                    -------      -------      -------      -------
  Weighted average common shares
    outstanding                                      12,142       10,001       12,118        9,677
                                                    -------      -------      -------      -------
Basic earnings per share                            $  0.37      $  0.22      $  0.69      $  0.43
                                                    =======      =======      =======      =======

Diluted EPS computation:
  Net earnings                                        4,483        2,239      $ 8,381      $ 4,137
  Interest and expenses related to convertible
    debentures                                           --          196           --          436
                                                    -------      -------      -------      -------
  Adjusted net earnings                               4,483        2,435        8,381        4,573
                                                    -------      -------      -------      -------
Diluted common shares outstanding:
  Weighted average common shares
    outstanding                                      12,142       10,001       12,118        9,677
  Stock options and warrants                          1,039          535          989          493
  Convertible debentures                                 --        1,808           --        1,984
                                                    -------      -------      -------      -------
Diluted common shares outstanding                    13,181       12,344       13,107       12,154
                                                    -------      -------      -------      -------
Diluted earnings per share                          $  0.34      $  0.20      $  0.64      $  0.38
                                                    =======      =======      =======      =======

6. COMPREHENSIVE EARNINGS

The components of comprehensive earnings for the three- and six-month periods ended September 30, 2001 and 2000 consisted of the following:

                                                                        (IN THOUSANDS)
                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                       ---------------------       ------------------------
                                                         2001          2000         2001            2000
                                                       -------       -------       -------       ----------
Net earnings                                           $ 4,483       $ 2,239       $ 8,381       $    4,137
Other comprehensive earnings (losses):
  Foreign currency translation adjustments                 587          (469)          802           (2,040)
  Unrealized losses on hedging instruments:
      Cumulative adjustment at April 1, 2001                --            --          (289)              --
      Unrealized losses arising during the period         (434)           --          (505)              --
                                                       -------       -------       -------       ----------
Comprehensive earnings                                 $ 4,636       $ 1,770       $ 8,389       $    2,097
                                                       =======       =======       =======       ==========

At September 30, 2001, accumulated other comprehensive losses totaled approximately $4.0 million and consisted of $3.2 million and $794,000 for foreign currency translation adjustments and unrealized losses on hedging instruments, respectively. At March 31, 2001, the $4.0 million balance consisted of foreign currency translation adjustments.

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

The Company utilizes variable rate debt to maintain its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure the Company entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the Company's term loans. The following is a summary of the Company's interest rate collar agreements in place as of September 30, 2001 and March 31, 2001:

                                                 (IN THOUSANDS)
                                                NOTIONAL AMOUNT
   EFFECTIVE          EXPIRATION      -----------------------------------   VARIABLE RATE    CEILING    FLOOR
     DATE                DATE         SEPTEMBER 30, 2001   MARCH 31, 2001       BASE          RATE       RATE
 --------------     -------------     ------------------   --------------   -------------    -------    ------
 April 22, 1999    January 26, 2002         $20,000           $20,000       3 Month LIBOR     5.75%     4.80%

January 26, 2001   January 30, 2003         $10,000           $10,000       3 Month LIBOR     6.50%     5.09%

January 29, 2001   January 31, 2003         $10,000           $10,000       3 Month LIBOR     6.50%     5.05%

On April 1, 2001, in accordance with the provisions in SFAS 133, the Company designated its interest rate collars as cash flow hedges and recorded the fair value of the instruments on the balance sheet at that date, with a corresponding adjustment to comprehensive earnings. Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments will be adjusted via comprehensive earnings. The effect of adopting SFAS 133 at April 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the three- and six-month periods ended September 30, 2001, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Information about the Company's segments for the fiscal quarters ended September 30, 2001 and 2000 are as follows:

                                                                      (IN THOUSANDS)

                                             ESG            EOSG           FSCG           OTHER          TOTAL
                                         ---------       ---------       --------       --------       ---------
QUARTER ENDED SEPTEMBER 30, 2001
 Total revenues                          $  53,120       $  40,737       $ 22,013       $  2,248       $ 118,118
   Intersegment revenues                        --            (370)        (1,570)            --          (1,940)
                                         ---------       ---------       --------       --------       ---------
 External  revenues                      $  53,120       $  40,367       $ 20,443       $  2,248       $ 116,178
 Operating income (loss)                 $   4,226       $   5,340       $  1,483       $   (346)      $  10,703
 Identifiable assets                     $ 116,554       $ 179,446       $ 99,531       $ 23,810       $ 419,341
 Depreciation and amortization           $     435       $   1,268       $    908       $    470       $   3,081
 Capital expenditures                    $     424       $   2,285       $    389       $    856       $   3,954

QUARTER ENDED SEPTEMBER 30, 2000
 Total revenues                          $  45,688       $  36,879       $ 22,026       $  2,636       $ 107,229
   Intersegment revenues                        --              (2)            --             --              (2)
                                         ---------       ---------       --------       --------       ---------
 External  revenues                      $  45,688       $  36,877       $ 22,026       $  2,636       $ 107,227
 Operating income (loss)                 $   3,762       $   5,229       $   (796)      $    308       $   8,503
 Identifiable assets                     $ 104,148       $ 128,709       $ 87,444       $ 16,616       $ 336,917
 Depreciation and amortization           $     909       $   1,755       $  1,184       $    554       $   4,402
 Capital expenditures                    $   1,019       $   3,165       $    834       $    814       $   5,832

SIX MONTHS ENDED SEPTEMBER 30, 2001
 Total revenues                          $  91,216       $  82,670       $ 44,310       $  4,484       $ 222,680
   Intersegment revenues                       (17)           (464)        (2,669)            --          (3,150)
                                         ---------       ---------       --------       --------       ---------
 External  revenues                      $  91,199       $  82,206       $ 41,641       $  4,484       $ 219,530
 Operating income (loss)                 $   9,034       $   9,817       $  2,284       $   (748)      $  20,387
 Identifiable assets                     $ 116,554       $ 179,446       $ 99,531       $ 23,810       $ 419,341
 Depreciation and amortization           $     809       $   2,539       $  1,672       $    942       $   5,962
 Capital expenditures                    $   1,255       $   4,049       $  1,013       $  1,163       $   7,480

SIX MONTHS ENDED SEPTEMBER 30, 2000
 Total revenues                          $  87,225       $  72,538       $ 37,178       $  4,818       $ 201,759
   Intersegment revenues                        --             (11)            --             --             (11)
                                         ---------       ---------       --------       --------       ---------
 External  revenues                      $  87,225       $  72,527       $ 37,178       $  4,818       $ 201,748
 Operating income (loss)                 $   6,262       $   9,100       $    108       $    188       $  15,658
 Identifiable assets                     $ 104,148       $ 128,709       $ 87,444       $ 16,616       $ 336,917
 Depreciation and amortization           $   1,790       $   3,491       $  2,161       $  1,102       $   8,544
 Capital expenditures                    $   1,514       $   3,921       $  1,964       $  1,013       $   8,412

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       (IN THOUSANDS)
                                                                      SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
Cash paid for:
    Income taxes                                               $      9,573      $      4,917
    Interest                                                   $      4,390      $      6,686

Noncash Investing and Financing Activities:
    Deferred acquisition costs for business combinations       $      3,461      $         --
    Common stock issued for business combinations              $         --      $      4,000
    Note receivable - sale of magnetic tape head business      $         --      $      1,741
    Conversion of 9% convertible debentures                    $         --      $      8,752

10. CONTINGENCIES

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

On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The complaint alleges, among other things, that DRS and /or the other defendants infringed upon certain patents, misappropriated trade secrets and breached a confidentiality agreement. Plaintiffs request monetary and equitable relief. In its answer, DRS has denied the plaintiffs' allegations, which it believes are without merit, and DRS intends to vigorously defend this action.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of September 30, 2001 and for the three- and six-month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes.

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

BUSINESS COMBINATIONS

On September 28, 2001, we acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company (Boeing)(the Acquisition). We paid approximately $67.1 million in cash, subject to adjustment, for the Acquisition. In addition to the purchase price, we have estimated that costs related to the Acquisition, including professional fees, will be approximately $4.0 million. SES, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. This acquisition broadens our product lines and customer base of our Electro-Optical Systems Group, particularly in those areas associated with naval and air-based applications, and provides a strong complement to our existing products in ground-based Forward Looking Infrared technology. SES is now operating as DRS Sensors & Targeting Systems, Inc., a unit of our Electro-Optical Systems Group. The SES assets acquired and liabilities assumed have been included in our consolidated financial statements as of the date of acquisition.

We are in the process of obtaining a third-party valuation of the assets acquired and the liabilities assumed as well as performing our own internal assessment, thus, the allocation of the purchase price is subject to adjustment. In addition, in connection with the Acquisition, we may incur costs associated with exiting certain activities, including severance costs. It is our expectation that a certain amount of the purchase price will be allocated to acquired identifiable intangible assets, with such assets requiring amortization. As we are unable to estimate the amount of acquired identifiable intangible assets at this time, the entire excess of purchase price over the tangible net assets acquired has been included as a separate line item on the balance sheet as of September 30, 2001. In addition, since the Acquisition was completed at the end of the quarter and we are unable to estimate the ultimate amount of acquired intangibles at this time, there is no amortization expense related to this acquisition in the results of operations. This allocation will be adjusted during the second half of fiscal 2002.

On August 22, 2001, we acquired certain assets and liabilities of the Electro-Mechanical Systems (EMS) business of Lockheed Martin for approximately $4.0 million in cash, subject to adjustment. EMS, located in Largo, Florida, produces systems and antenna for radar and other surveillance sensor systems. The acquisition of EMS provides certain product synergies and vertical business integration opportunities for us. EMS is now operating as DRS Surveillance Support Systems, Inc., a unit of our Electronic Systems Group. The financial position and results of operations of SSS were not significant to those of DRS as of the acquisition date or for the period ended September 30, 2001.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

We elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. We have identified our reporting units to be our operating segments and we have determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal 2002 with no adjustment to its April 1, 2001 goodwill necessary. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's annual operating plan.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting / reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for us on April 1, 2002. We are currently evaluating the impact of this new standard.

RESULTS OF OPERATIONS

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter or year-to-date period may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

CONSOLIDATED SUMMARY

Consolidated revenues for the three- and six-month periods ended September 30, 2001 increased approximately $9.0 million and $17.8 million, respectively, as compared with the corresponding prior-year periods. The increase in revenues in the second quarter of fiscal 2002 was driven by increased shipments of combat display workstations and the continued growth of our second generation infrared sighting and targeting systems programs. The revenue increase in the year-to-date period ended September 30, 2001 was also favorably impacted by the growth of our second generation infrared sighting and targeting systems programs, as well as the impact of the inclusion of six months of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001. Partially offsetting the revenue increases in both the quarter and year-to-date periods ended September 30, 2001 were decreases in mission data recording systems. Operating income increased approximately 26% and 30% to $10.7 million and $20.4 million, respectively from the same three- and six-month periods in fiscal 2001. The increases in operating income were due primarily to the overall increases in revenues and the positive impact of our fiscal 2002 first quarter adoption of SFAS 141 and SFAS 142 (see Note 4 of Notes to Condensed Consolidated Financial Statements). In accordance with the provisions of these standards, we ceased amortizing goodwill effective April 1, 2001. The adoption of SFAS 141 and 142 contributed approximately $1.2 million and $2.5 million to the Company's fiscal 2002 second quarter and year-to-date operating income, respectively. Had these standards been effective in the prior year, our operating income, for the three- and six-month periods ended September 30, 2000, would have been $1.4 million higher and $2.7 million higher, respectively. Partially offsetting the increases in operating income were the impact of certain charges at our operating segments. See discussion of operating segments below for additional information. Also impacting the overall increases in revenues and operating income was the inclusion of the operating results of our fiscal 2002 second quarter acquisition of DRS Surveillance Support Systems, Inc.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Interest and related expenses decreased approximately $1.7 and $2.7 million for the three- and six-month periods ended September 30, 2001 as compared with the corresponding prior-year periods. These decreases were primarily the result of 46% and 47% decreases in average working capital borrowings outstanding during the three- and six-month periods ended September 30, 2001, respectively, as compared with the corresponding prior-year periods, the favorable impact of the conversion of all of our 9% Senior Subordinated Convertible Debentures during the second half of fiscal 2001, and an overall decrease in weighted average interest rates in fiscal 2002, as compared with fiscal 2001.

The provision for income taxes for the quarter- and year-to-date periods ended September 30, 2001 reflects an annual estimated effective income tax rate of approximately 47%, as compared with 52% and 51%, respectively, in the comparable prior year periods of fiscal 2001. The decrease in our effective tax rate is primarily due to the adoption of SFAS 142. It is anticipated that the Company's effective tax rate may also decline moderately in future years as the Company continues to grow.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three- and six-month periods ended September 30, 2001 were $13.4 million and $25.7 million, respectively, increases of approximately 7% and 9% over the corresponding prior year periods, respectively.

OPERATING SEGMENTS

We operate in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

During the first quarter of fiscal 2002, one of our operating subsidiaries, DRS Photronics, Inc., (DRS Photronics) was combined with DRS' Flight Safety and Communications Group for management purposes based primarily on operational synergies. DRS Photronics had previously been managed as part of the Electro-Optical Systems Group. Prior-year balances and results of operations disclosed in this MD&A have been restated to give effect to this change.

ELECTRONIC SYSTEMS GROUP

Our Electronic Systems Group is a leader in the development, production and support of high-performance combat display workstations used by the U.S. Navy. In addition, we supply the military and intelligence communities with signal processing systems and computer systems adapted, or "ruggedized," for harsh environments. By incorporating advanced commercial computing technology, we provide rapidly fielded and cost-effective system solutions to enhance the military's ability to attain information dominance in land, sea and air applications. Our systems are used by the U.S. Navy and other military and intelligence communities and are deployed on a number of front-line platforms, including DDG-51 Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. Our family of rugged computer products is also used in the U.S. Army's ongoing battlefield digitization program.

ELECTRO-OPTICAL SYSTEMS GROUP

We are a leading provider of sophisticated thermal imaging and targeting systems. Our Electro-Optical Systems Group is one of only two key suppliers to the U.S. government for advanced focal plane array technology. We design, manufacture and market thermal imaging systems that allow the operator to detect, identify and target objects based upon their infrared signatures under adverse conditions such as darkness, fog, smoke and dust. These systems are used in the U.S. Army's battlefield platforms which include the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the HMMWV scout vehicle and the Javelin missile program. Moreover, we also design and manufacture eye-safe laser range finders. In addition to military applications, we are leveraging our technology base by expanding our products into related non-defense markets. For example, we manufacture electro-optical modules for commercial devices used in corrective laser eye surgery.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

FLIGHT SAFETY AND COMMUNICATIONS GROUP

Our Flight Safety and Communications Group supplies airborne deployable recorders and surveillance and communications systems. We are the leading manufacturer of deployable flight emergency, or "black box," voice and data recording equipment for the U.S. and international militaries, as well as for commercial customers. The recorder ejects automatically from an aircraft prior to impact, minimizing the damage to the recorder and facilitating its recovery. We have provided over 4,000 deployable recorders for military and search and rescue aircraft. We also manufacture integrated naval ship communications systems, information management systems, coastal border surveillance radar systems, ultra high-speed digital imaging systems and multiple-platform weapons calibration systems for diverse air platforms such as the AH-64 Apache attack helicopter and the AC-130U gunship. In addition, we provide electronics manufacturing services, often with value-added engineering content, to the defense and space industries.

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

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items as compared with the prior period:

                                                    (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                                      THREE MONTHS                                 SIX MONTHS
                          THREE MONTHS ENDED          ENDED PERCENT      SIX MONTHS ENDED         ENDED PERCENT
                             SEPTEMBER 30,               CHANGES           SEPTEMBER 30,             CHANGES
                       ------------------------      --------------   --------------  -------     -------------
                         2001            2000         2001 VS. 2000     2001           2000       2001 VS. 2000
                       --------        --------      --------------   --------        -------     -------------
ESG
External revenues      $ 53,120        $ 45,688           16.3%       $ 91,199        $87,225           4.6%
Operating income       $  4,226        $  3,762           12.3%       $  9,034        $ 6,262          44.3%
Operating margin            8.0%            8.2%          (2.4%)           9.9%           7.2%         37.5%

EOSG
External revenues      $ 40,367        $ 36,877            9.5%       $ 82,206        $72,527          13.3%
Operating income       $  5,340        $  5,229            2.1%       $  9,817        $ 9,100           7.9%
Operating margin           13.2%           14.2%          (7.0%)          11.9%          12.5%         (4.8%)

FSCG
External revenues      $ 20,443        $ 22,026           (7.2%)      $ 41,641        $37,178          12.0%
Operating income       $  1,483        $   (796)         286.3%       $  2,284        $   108        2014.8%
Operating margin            7.3%           (3.6%)        302.8%            5.5%           0.3%       1733.3%

Other
External revenues      $  2,248        $  2,636          (14.7%)      $  4,484        $ 4,818          (6.9%)
Operating loss         $   (346)       $    308         (212.3%)      $   (748)       $   188        (497.9%)
Operating margin          (15.4%)          11.7%        (231.6%)         (16.7%)          3.9%       (528.2%)

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ELECTRONIC SYSTEMS GROUP: Our Electronic Systems Group's revenues increased $7.4 and $4.0 million, or approximately 16% and 5%, for the three- and six-month periods ended September 30, 2001, respectively, as compared with the corresponding prior year periods. The increases in revenues were due primarily to increased shipments of combat display workstations as well as approximately $1.5 million of revenue contributed by DRS Surveillance Support Systems, Inc., which we acquired during the second quarter of this fiscal year. These increases were partially offset by decreases in revenues from certain rugged computer systems and peripherals. Operating income increased $464,000 and $2.8 million for the quarter and year-to-date periods ended September 30, 2001, as compared with the respective fiscal 2001 periods. The increase in second quarter operating income was due to the favorable impact of the elimination of approximately $448,000 in goodwill amortization, offset in part by unfavorable operating margins in the group's U.K. operations. The increase in operating income during the first half of fiscal 2002, as compared with the corresponding prior year period, was primarily driven by the increase in revenues, operating margin improvements due to a change in product mix, as well as the elimination of goodwill amortization, which contributed approximately $896,000 in operating income in the six-month period ended September 30, 2001. Had SFAS 142 been effective in the prior year, operating income would have been $482,000 higher and $969,000 higher for the three- and six-month periods ended September 30, 2000, respectively.

ELECTRO-OPTICAL SYSTEMS GROUP: Our Electro-Optical Systems Group's revenues and operating income increased $3.5 million and $109,000, or approximately 9% and 2%, respectively, for the three-month period ended September 30, 2001, as compared to the corresponding prior year period. The increase in revenues was driven by growth in our second generation infrared targeting and imaging systems programs and shipments of certain commercial electro-optical products. The slight increase in operating income resulted from the elimination of goodwill amortization, which contributed approximately $434,000 to the EOSG operating segment in the three-month period ended September 30, 2001. Had SFAS 142 been effective in the prior year, operating income would have been $566,000 higher for the three-month period ended September 30, 2000. Excluding the benefit of eliminating goodwill amortization, operating income would have been down slightly over the corresponding period in the prior year. Driving the slight decrease in fiscal 2002 operating income and operating margins was the fact that EOSG's operating income for the three-month period ended September 30, 2000 included a favorable program adjustment of $1.1 million to reflect the realization of management's reductions in overall production costs on certain long-term production programs.

Revenues and operating income increased $9.7 million and $717,000, or approximately 13% and 8%, respectively, for the six-month period ended September 30, 2001, as compared to the corresponding prior year period. The increase in revenues is attributed to the continued growth on our second generation electro-optical targeting and imaging systems offset, in part, by decreased shipments of certain commercial electro-optical products during the first quarter. The elimination of goodwill amortization contributed approximately $888,000 to the EOSG operating segment in the six-month period ended September 30, 2001. Had this standard been effective in the prior year, operating income would have been $1.1 million higher for the six-month period ended September 30, 2000. Excluding the benefit of eliminating goodwill amortization, operating income in the first half of the current fiscal year would have been relatively flat due to the $1.1 million program adjustment discussed above as well as the impact of a fiscal 2002 first quarter charge of $650,000 for a certain commercial product line.

FLIGHT SAFETY AND COMMUNICATIONS GROUP: Our Flight Safety and Communications Group's revenues decreased $1.6 million, or approximately 7%, for the three-month period ended September 30, 2001, as compared with the corresponding prior year period. Increased volume in the group's contract manufacturing business, as well as increased shipments of deployable flight incident recorders (DFIRS) and ultra high-speed cameras were more than off-set by decreased shipments of communications data links and airborne separation video systems. Operating income increased $2.3 million for the three-month period ended September 30, 2001, as compared to the corresponding prior year period. The increase in operating income is a result of overall higher operating margins, as compared to the corresponding prior year period, primarily for DFIRS, ultra-high speed cameras, certain avionic equipment and contract

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

manufacturing. The elimination of goodwill amortization contributed approximately $348,000 in operating income to the FSCG operating segment in the three-month period ended September 30, 2001. Had SFAS 142 been effective in the prior year, operating income would have been $364,000 higher for the three-month period ended September 30, 2000. The three-month period ended September 30, 2000 also included a charge of approximately $1.4 million for additional costs associated with the development of a certain mission data recording system.

Revenue increased approximately $4.5 million for the six-month period ended September 30, 2001, as compared to the corresponding prior year period. The increase in revenues was primarily driven by our acquisition of DRS Communications Company in the latter part of the first quarter of fiscal 2001. Excluding the results of DRS Communications Company, FSCG's revenues decreased $1.7 million, or 6%. This decrease is attributable to a decrease in shipments of certain products as discussed above. Operating income increased approximately $2.2 million for the six-month period ended September 30, 2001, as compared to the corresponding prior year period. The primary drivers behind the increase in operating income are the same as those indicated above for the second quarter of fiscal 2002, off-set in part by a fiscal 2002 first quarter charge of $765,000 associated with shutting down FSCG's Santa Clara, California production and engineering facility. The elimination of goodwill amortization contributed approximately $700,000 in operating income to the FSCG operating segment in the six-month period ended September 30, 2001. Had this standard been effective in the prior year, operating income would have been $628,000 higher for the six-month period ended September 30, 2000.

OTHER: Revenues for the three- and six-month periods ended September 30, 2001 decreased 15% and 7%, respectively, as compared to the corresponding prior year periods. Operating loss increased by approximately $654,000 and $936,000 in the three- and six-months ended September 30, 2001, respectively, as compared with the prior year periods. The decrease in revenue and increase in the operating loss was primarily due to the continued soft demand in the disk drive marketplace.

FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow data for the Company for the six-month periods ended September 30, 2001and 2000:

                                                              (IN THOUSANDS)

                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                         2001                2000
                                                    -------------       -------------
Net cash provided by operating activities           $       3,853       $      13,442
Net cash used in investing activities               $     (79,340)      $     (12,030)
Net cash provided by financing activities           $      76,350       $       3,123

Operating cash flow for the six-month period ended September 30, 2001 decreased by approximately $9.6 million as compared with the corresponding prior-year period. Increases in earnings (net of adjustments for non-cash items), receivable collections and customer advances were more than offset by increases in inventories and other current assets and a decrease in certain current liabilities.

Cash used in investing activities for the six-month period ended September 30, 2001 consisted of payments made to acquire SES and EMS of $67.1 million and $4.0 million, respectively. The remaining uses were comprised of capital expenditures.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

In connection with the SES Acquisition, we entered into a $240 million credit agreement with First Union National Bank, as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008, and September 30, 2006, respectively. The Term Loan requires quarterly principal payments beginning on December 31, 2001. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. The Credit Facility is secured by substantially all of the assets of the Company. There are certain covenants and restrictions placed on us under the Credit Facility, including a maximum total leverage ratio and a minimum fixed charge ratio, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. The interest rates on our outstanding
Term Loan and Line of Credit borrowings were approximately 5.9% and 5.7%, respectively, at September 30, 2001.

The proceeds of the Credit Facility at the date of the SES Acquisition of $161 million were used to acquire SES and repay the balance of the debt outstanding under DRS's previous credit facility with Mellon Bank, N.A. (the Mellon Facility) in the amount of $88.5 million. At September 30, 2001, the $161 million outstanding under the Credit Facility consisted of a $140 million term loan and a $21 million borrowing under the revolving line of credit. As of September 30, 2001, we had approximately $51.0 million available under the revolving line of credit, after satisfaction of our borrowing base requirement and certain restrictions.

Under the Mellon Facility, we paid approximately $1.8 million in principal payments against our two term loans, borrowed approximately $48.6 million under the revolving line of credit and repaid approximately $40.4 million. The borrowings under our revolving line of credit were used to meet temporary working capital requirements and to pay for the acquisition of EMS.

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

BACKLOG

Backlog at September 30, 2001 was approximately $569.2 million, including $75.5 million and $13.1 million from the acquisitions of SES and EMS, respectively. The backlog at March 31, 2001 was $456.5 million. We booked approximately $244.9 million in new orders in the first six months of fiscal 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for a discussion of our exposure to market risks. There was no significant change in those risks during the six months ended September 30, 2001.

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

In April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a case involving a product substitution allegation against an employee of DRS Photronics. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Although additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, to date, no claim has been made against us or DRS Photronics. During the Government's investigation, until October 29, 1999, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in our recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship such its first boresight system since the start of the investigation.

We are currently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. We are also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon.

On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The complaint alleges, among other things, that we and /or the other defendants infringed upon certain patents, misappropriated trade secrets and breached a confidentiality agreement. Plaintiffs request monetary and equitable relief. In our answer, we have denied the plaintiffs' allegations, which we believe are without merit, and we intend to vigorously defend this action.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 8, 2001, the Company held its Annual Meeting of Stockholders at the Hilton Parsippany, One Hilton Court, Parsippany, New Jersey 07054. The following matters were submitted to a vote of stockholders:

      (i) to elect four Class III directors, each to hold office for a term of three years;
      (ii) to consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as the independent certified public accountants for the Company; and
      (iii) to consider and vote upon an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares.

      With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

                                                         For        Withheld
                                                         ---        --------
      Proposal (i):
           Stuart F. Platt                            8,931,240     286,067
           William F. Heitmann                        9,160,898      56,409
           Eric J. Rosen                              8,935,150     282,157
           C. Shelton James                           9,161,371      55,936

                                                          For         Against       Withheld
                                                          ---         -------       --------
      Proposal (ii):                                  9,192,514       14,321         10,472
      Proposal (iii):                                 9,120,282       71,465         25,560

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       Exhibit No.       Description
       -----------       -----------

      None

(b)   Reports on Form 8-K

      The following report on form 8-K was filed during the quarter ending December 31, 2001:

            1. Form 8-K filed on October 12, 2002, in connection with DRS Technologies, Inc.'s acquisition of the Sensors and Electronics Systems Business of The Boeing Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DRS TECHNOLOGIES, INC.
                               ----------------------
                                     Registrant


Date: November 14, 2001        /s/ Richard A. Schneider
                               -------------------------------------------------
                               Richard A. Schneider
                               EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                               AND TREASURER