Form 10-Q/A
period 2001-09-30
DRS TECHNOLOGIES INC
filed 2001-11-21
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q/A

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

DRS Technologies, Inc.'s Form 10-Q for the quarter ended September 30, 2001, filed on November 12, 2001, is hereby amended by amending Item 1 "Financial Statements" of Part I and Item 1 "Legal Proceedings" of Part II to read as set forth below. This amendment updates the pro forma financial information presented in Note 2 "Business Combinations" with more current information and clarifies certain legal proceedings disclosures in Note 10 "Contingencies" and in Part II under "Legal Proceedings".

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                     PART I - FINANCIAL INFORMATION                     PAGE NO.

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 2001
            and March 31, 2001 .........................................   1

            Condensed Consolidated Statements of Earnings -
            Three and Six Months Ended September 30, 2001 and 2000 .....   2

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended September 30, 2001 and 2000 ...............   3

            Notes to Condensed Consolidated Financial Statements .......   4-12

                          PART II - OTHER INFORMATION

    ITEM 1. Legal Proceedings ..........................................   13

SIGNATURES .............................................................   14

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following unaudited pro forma financial information shows the results of operations for the three- and six-month periods ended September 30, 2001 and 2000, as though the Acquisition had occurred on April 1, 2000. For purposes of the pro forma financial information shown below, DRS' operating results for the three- and six-month periods ended September 30, have been combined with SES' calendar year operating results for the three- and six-month periods ended June
30. As indicated above, the Company is in the process of obtaining a third-party valuation of the assets acquired and the liabilities assumed as well as performing its own internal assessment. This could result in a different portion of the purchase price being allocated to goodwill, tangible and intangible assets and acquired in process research and development. Any identified in-process research and development would be expensed immediately. Each $1.0 million increase/decrease in the amount allocated to acquired identifiable intangible assets, with an estimated ten year useful life, would result in an increase/decrease in amortization expense of approximately $100,000 per year.

                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                              THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------     ------------------------------
                                                  2001                 2000            2001               2000
                                              -----------          -----------     -----------        -----------
Revenues                                      $   142,908          $   126,846     $   273,087        $   240,657
Net earnings (loss)                           $     3,233          $    (1,467)    $     5,034        $      (850)
                                              -----------          -----------     -----------        -----------

Earnings (loss) per share of common stock

  Basic earnings (loss) per share:            $      0.27          $     (0.15)    $      0.42        $     (0.09)

  Diluted earnings (loss) per share:          $      0.25          $     (0.15)    $      0.38        $     (0.09)

The unaudited pro forma financial information shown above is derived from preliminary financial data, is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been completed as of the dates indicated above or of the results that may be obtained in the future.

In connection with the SES Acquisition, the Company entered into a $240 million credit agreement with First Union National Bank, as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008, and September 30, 2006, respectively. The Term Loan requires quarterly principal payments beginning on December 31, 2001. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. The Credit Facility is secured by substantially all of the assets of the Company. There are certain covenants and restrictions placed on the Company under the Credit Facility, including a maximum total leverage ratio and a minimum fixed charge ratio, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt and certain other restrictions. In addition, the Company is required to make an offer to prepay certain portions of the loan from the proceeds of certain events, including an equity offering and sale of certain assets. The interest rates on the Company's outstanding Term Loan and Line of Credit borrowings were approximately 5.9% and 5.7%, respectively, at September 30, 2001.

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

The Company is presently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. The Company is also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which the Company acquired, through certain subsidiaries, certain assets of Raytheon. Management does not believe that resolution of these claims will result in a material adverse effect on our earnings or financial conditions.

On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breech fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injuctive relief and attorneys' fees. In our answer, we have denied the plaintiffs' allegations and DRS intends to vigorously defend this action. Although this action is in its early stages, management believes it has meritorious defenses and does not believe the action will have a material adverse effect on our earnings or financial condition.

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

We are currently involved in a dispute in arbitration with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. We are also in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment (not to exceed $7.0 million), if any, provided for in the purchase agreement between us and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon. Management does not believe that the resolution of these claims will result in a material adverse effect on our earnings or financial condition.

On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breech fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorneys' fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. Although this action is in its early stages, management believes it has meritorious defenses and does not believe the action will have a material adverse effect on our earnings or financial condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DRS TECHNOLOGIES, INC.
                               ----------------------
                                     Registrant


Date: November 21, 2001        /s/ Richard A. Schneider
                               -------------------------------------------------
                               Richard A. Schneider
                               EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                               AND TREASURER