Form 10-Q
period 2001-12-31
DRS TECHNOLOGIES INC
filed 2002-02-14
CIK 28630

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                              YES |X|          NO |_|

As of February 12, 2002, 16,516,350 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               -------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                     PART I - FINANCIAL INFORMATION                     PAGE NO.

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2001
          and March 31, 2001 ........................................        1

          Condensed Consolidated Statements of Earnings - Three and
          Nine Months Ended December 31, 2001 and 2000 ..............        2

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended December 31, 2001 and 2000 ...................        3

          Notes to Condensed Consolidated Financial Statements ......       4-13

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................      14-22

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        22

                           PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings .........................................       23

  ITEM 6. Exhibits and Reports on Form 8-K ..........................       24

SIGNATURES ..........................................................       25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (UNAUDITED)
                                                                  DECEMBER 31,    MARCH 31,
                                                                      2001          2001
                                                                  ------------    ---------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $ 104,112      $   2,324
    Accounts receivable, net                                         109,742         97,645
    Inventories, net of progress payments                            115,850         74,327
    Prepaid expenses and other current assets                         15,840          8,697
                                                                   ---------      ---------
                 Total current assets                                345,544        182,993
                                                                   ---------      ---------

Property, plant and equipment, less accumulated
    depreciation and amortization of $46,542 and
    $39,142 at December 31, 2001 and March 31, 2001,
    respectively                                                      53,423         37,639

Goodwill, less accumulated amortization of $13,754
    at March 31, 2001                                                 95,678         76,390

Acquired intangible assets, less accumulated amortization of
    $6,446 and $7,551 at December 31, 2001 and March 31, 2001,
    respectively                                                      36,609         32,912

Deferred income taxes and other noncurrent assets                     11,340          5,006
                                                                   ---------      ---------

                                                                   $ 542,594      $ 334,940
                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                         $   1,436      $   7,217
    Short-term bank debt                                                 760            831
    Accounts payable                                                  43,400         40,089
    Accrued expenses and other current liabilities                   101,564         91,170
                                                                   ---------      ---------
                 Total current liabilities                           147,160        139,307

Long-term debt, excluding current installments                       138,424         75,076
Other noncurrent liabilities                                           9,928          8,610
                                                                   ---------      ---------
                 Total liabilities                                   295,512        222,993
                                                                   ---------      ---------

Stockholders' equity:
Preferred Stock, no par value. Authorized 2,000,000 shares;
    no shares issued at December 31, 2001 and March 31, 2001              --             --
Common Stock, $.01 par value per share
    Authorized 30,000,000 shares; issued 16,369,073 and
    12,058,057 shares at December 31, 2001 and March 31, 2001,
    respectively                                                         164            121
Additional paid-in capital                                           193,128         72,033
Retained earnings                                                     57,777         44,025
Accumulated other comprehensive losses                                (3,807)        (3,968)
Unamortized stock compensation                                          (180)          (264)
                                                                   ---------      ---------
                 Stockholders' equity                                247,082        111,947
                                                                   ---------      ---------
Commitments and contingencies
                                                                   $ 542,594      $ 334,940
                                                                   =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                          THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                          -------------------------------      ------------------------------
                                               2001              2000               2001            2000
                                          -------------     -------------      ------------     -------------
Revenues                                  $     141,238     $      95,935      $    360,768     $     297,683

Costs and expenses                              127,360            85,844           326,503           271,934
                                          -------------     -------------      ------------     -------------

    Operating income                             13,878            10,091            34,265            25,749

Other expense (income), net                          79              (149)               64              (191)

Interest and related expenses                     3,252             2,618             7,215             9,262
                                          -------------     -------------      ------------     -------------

    Earnings before minority interest
      and income taxes                           10,547             7,622            26,986            16,678

Minority interest                                   414               375             1,040               970
                                          -------------     -------------      ------------     -------------

    Earnings before income taxes                 10,133             7,247            25,946            15,708

Income taxes                                      4,762             3,768            12,194             8,092
                                          -------------     -------------      ------------     -------------

    Net earnings                          $       5,371     $       3,479      $     13,752     $       7,616
                                          =============     =============      ============     =============

Earnings per share of common stock:

    Basic earnings per share              $        0.42     $        0.32      $       1.11     $        0.76

    Diluted earnings per share            $        0.38     $        0.28      $       1.02     $        0.66

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                              2001                   2000
                                                                           ---------               --------
Cash flows from operating activities:
    Net earnings                                                           $  13,752               $  7,616

Adjustments to reconcile net earnings to cash
flows from operating activities:
    Depreciation and amortization                                              9,596                 12,456
    Other, net                                                                (1,121)                 1,311

Changes in assets and liabilities, net of effects from
business combinations:
    Decrease in accounts receivable                                           11,839                  4,613
    Increase in inventories                                                  (20,207)               (11,406)
    Increase in prepaid expenses and other current assets                     (6,040)                  (356)
    Increase (decrease) in accounts payable                                    3,238                 (4,739)
    Increase in accrued expenses and other current liabilities                 2,253                 12,298
    Other, net                                                                   106                  1,007
                                                                           ---------               --------

    Net cash provided by operating activities                                 13,416                 22,800

Cash flows from investing activities:
    Capital expenditures                                                     (10,487)               (10,339)
    Payments pursuant to business combinations, net of cash acquired         (72,950)                (6,979)
    Proceeds from sale of discontinued operations                                 --                  3,525
    Other, net                                                                   156                    770
                                                                           ---------               --------

    Net cash used in investing activities                                    (83,281)               (13,023)

Cash flows from financing activities:
    Borrowings on long-term debt                                             218,250                 40,651
    Repayment of borrowings of long-term debt                               (160,736)               (47,883)
    Debt issuance costs                                                       (4,664)                    --
    Proceeds from issuance of common stock                                   113,462                     --
    Proceeds from stock option exercises                                       4,801                    551
    Other financing activities, net                                              (81)                   102
                                                                           ---------               --------

    Net cash provided by financing activities                                171,032                 (6,579)
                                                                           ---------               --------

Effect of exchange rates on cash and cash equivalents                            621                  1,594
                                                                           ---------               --------

Net increase in cash and cash equivalents                                    101,788                  4,792
Cash and cash equivalents, beginning of period                                 2,324                  3,778
                                                                           ---------               --------

Cash and cash equivalents, end of period                                   $ 104,112               $  8,570
                                                                           =========               ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the April 1, 2001 adoption of the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 8 of Notes to Condensed Consolidated Financial Statements), 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets" (see Note 5 of Notes to Condensed Consolidated Financial Statements). In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2001, the results of operations for the three- and nine-month periods ended December 31, 2001 and 2000, and cash flows for the nine-month periods ended December 31, 2001 and 2000. The results of operations for the three- and nine-months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2.    ISSUANCE OF COMMON STOCK

      On December 19, 2001, the Company issued 3,755,000 shares of its common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of approximately $113.5 million. The Company used approximately $24.0 million of the net proceeds of the offering to repay the outstanding balance of its revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

3.    BUSINESS COMBINATIONS

      On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems business (SES) of The Boeing Company (Boeing) (the Acquisition). The Company paid approximately $67.1 million in cash, subject to adjustment, for the Acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.0 million. SES is now operating as DRS Sensors & Targeting Systems, Inc. (STS), a unit of the Company's Electro-Optical Systems Group. STS, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. This acquisition broadens the Company's product lines and customer base of its Electro-Optical Systems Group, particularly in those areas associated with naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based Forward Looking Infrared technology. The results of the acquired business have been included in the Condensed Consolidated Financial Statements of the Company since the acquisition date.

      The Company is in the process of obtaining third-party valuations of the assets acquired and the liabilities assumed, as well as performing its own internal assessment; thus, the preliminary allocation of the purchase price is subject to change. Based upon preliminary allocations, the Company has estimated the acquired intangible assets and goodwill to be approximately $16.0 million and $14.0 million, respectively, with the acquired intangible assets being amortized on a straight-line basis over 20 years. It is the Company's expectation that upon completion of its internal assessment the preliminary allocation of purchase price to goodwill will increase significantly. The Company expects to complete the purchase price allocation in the fourth quarter of fiscal 2002. In connection with the Acquisition, the Company may incur costs associated with exiting certain activities of the acquired business, including severance costs.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

      The following unaudited pro forma financial information shows the results of operations for the nine months ended December 31, 2001 and the three- and nine-month periods ended December 31, 2000, as though the Acquisition had occurred on April 1, 2000. As indicated above, the Company is in the process of obtaining third-party valuations of the assets acquired and liabilities assumed, as well as performing its own internal assessment. This could result in a different portion of the purchase price being allocated to goodwill, tangible and intangible assets than has been assumed for purposes of this pro forma presentation. As discussed above, DRS has estimated acquired identifiable intangible assets to be $16.0 million; for each $1.0 million adjustment to acquired identifiable intangibles assets, with an estimated 20-year useful life, amortization expense would increase/decrease by $50,000.

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         THREE MONTHS ENDED
                                             DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                         ------------------    -------------------------------
                                                 2000              2001               2000
                                         ------------------    -------------------------------
      Revenues                               $   136,087       $   414,325        $   387,142

      Net earnings                           $     3,633       $    10,451        $     3,289

      Earnings per share of common stock

         Basic earnings per share:           $      0.34       $      0.85        $      0.33

         Diluted earnings per share:         $      0.30       $      0.78        $      0.31

      The unaudited pro forma financial information shown above is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been completed as of the dates indicated above or of the results that may be obtained in the future.

      Simultaneously with the Acquisition, the Company entered into a $240 million credit agreement with Wachovia Bank, N.A. as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). There were no borrowings outstanding under the Company's Line of Credit as of December 31, 2001. The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000 beginning on December 31, 2001. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. The Credit Facility is secured by substantially all of the assets of the Company. There are certain covenants and restrictions placed on the Company under the Credit Facility, including a maximum total leverage ratio and a minimum fixed charge ratio, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering, and certain other restrictions. In connection with its sale of common stock (see Note 2 above), the Company made the required prepayment offers to the term loan lenders; none of the lenders in the syndicate accepted such prepayment offers. The interest rate on the Company's outstanding Term Loan was approximately 5.5% at December 31, 2001.

      The Company used the $161 million of proceeds from the Credit Facility to acquire SES, repay the balance of the debt outstanding under DRS's previous credit facility with Mellon Bank, N.A. in the amount of $88.5 million and pay for costs associated with the debt offering.

      On August 22, 2001, the Company acquired certain assets and liabilities of the Electro-Mechanical Systems Unit of Lockheed Martin Corporation for approximately $4.0 million in cash, subject to adjustment. This unit now operates as DRS Surveillance Support Systems, Inc. (SSS), a unit of the Company's Electronic Systems Group, and is located in Largo, Florida. SSS produces pedestals and support systems and antennae for radar and other surveillance sensor systems.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

      This acquisition provides certain product synergies and vertical business integration opportunities for DRS. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in these Condensed Consolidated Financial Statements. The financial position and results of operations of SSS were not material to those of the Company as of the acquisition date.

4.    INVENTORIES

      Inventories are summarized as follows:

                                                       (IN THOUSANDS)
                                                  DECEMBER 31,    MARCH 31,
                                                      2001          2001
                                                   ---------      --------
      Work-in-process                              $ 137,047      $ 83,058
      Raw material and finished
        goods                                         14,682         7,992
                                                   ---------      --------
                                                     151,729        91,050
                                                   ---------      --------
      Less progress payments                         (35,879)      (16,723)
                                                   ---------      --------

      Total                                        $ 115,850      $ 74,327
                                                   =========      ========

      General and administrative costs included in work-in-process were approximately $19.1 million and $14.5 million at December 31, 2001 and March 31, 2001, respectively. General and administrative expenses included in costs and expenses amounted to approximately $28.5 million and $17.3 million for the three-month periods ended December 31, 2001 and 2000, respectively, and approximately $70.7 million and $57.5 million for the nine-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $2.5 million and $2.0 million for the fiscal quarters ended December 31, 2001 and 2000, respectively, and approximately $7.1 million and $6.1 million, respectively, for the nine-month periods then ended.

5.    GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 replaces Accounting Principles Bulletin (APB) 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

      The Company elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. The Company has identified its reporting units to be its operating segments and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, the Company was required to perform a transitional goodwill impairment assessment within six months of adoption. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal 2002 with no adjustment to its April 1, 2001 goodwill. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of the Company's financial operating plan.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2001, and March 31, 2001. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                                                (IN THOUSANDS)
                                        WEIGHTED AVERAGE    GROSS CARRYING   ACCUMULATED
ACQUIRED INTANGIBLE ASSETS            AMORTIZATION PERIOD       AMOUNT       AMORTIZATION   NET BALANCE
                                      -------------------   --------------   ------------   -----------
AS OF DECEMBER 31, 2001
Amortized acquired intangible assets:
 Technology based intangibles               21 years           $ 23,826        $ (4,856)      $ 18,970
 Customer related intangibles               20 years             19,229          (1,590)        17,639
                                                               --------        ---------      --------
                                                               $ 43,055        $ (6,446)      $ 36,609
                                                               ========        =========      ========

AS OF MARCH 31, 2001
Amortized acquired intangible assets:
 Technology based intangibles               22 years           $ 18,225        $ (4,032)      $ 14,193
 Customer related intangibles               21 years              7,630          (1,166)         6,464
 Workforce                                  16 years              7,628            (757)         6,871
 Technical infrastructure                   20 years              5,280            (638)         4,642
 Other                                      30 years              1,700            (958)           742
                                                               --------        ---------      --------
                                                               $ 40,463        $ (7,551)      $ 32,912
                                                               ========        =========      ========

The aggregate acquired intangible amortization expense for the three- and nine-month periods ended December 31, 2001 was approximately $535,000 and $1.2 million, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2002 and for each of the subsequent four fiscal years ending March 31, 2006 is $1.8 million and $2.1 million, respectively.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from March 31, 2001 to December 31, 2001, including the effect of the preliminary allocation of purchase price for the STS acquisition. The Company recorded an $11.5 million reduction in goodwill in the second quarter of fiscal 2002 in connection with the reversal of an accrual on certain acquired contracts. The Company recorded an increase to goodwill during the third quarter of fiscal 2002 based on management's estimates of potential working capital adjustments associated with certain acquisitions completed in prior fiscal years.

                                                                           (IN THOUSANDS)
                                             ELECTRONIC    ELECTRO-OPTICAL    FLIGHT SAFETY AND
                                            SYSTEMS GROUP   SYSTEMS GROUP   COMMUNICATIONS GROUP       OTHER           TOTAL
                                            -------------  ---------------  --------------------      --------        --------
Balance as of March 31, 2001                  $  31,450       $   20,236        $     24,661          $     43        $ 76,390
Effect of adoption of SFAS 141 and 142:
    Workforce                                        --            3,807               3,064                --           6,871
    Technical infrastructure                         --            4,642                  --                --           4,642
    Other                                            --               --                 742                --             742
Existing technology                                  --               --              (1,155)               --          (1,155)
Adjustments                                          --               --                  --               (43)            (43)
                                              ---------       ----------        -------------         ---------       ---------
Balance as of April 1, 2001                   $  31,450       $   28,685        $     27,312          $     --        $ 87,447
Acquisitions                                         --           14,055                  --                --          14,055
Adjustment on acquired contract                      --          (11,492)                 --                --         (11,492)
Working capital adjustments                          --            3,823               1,786                --           5,609
Foreign currency translation adjustment             184               --                (125)               --              59
                                              ---------       ----------        ------------          --------        --------
Balance as of December 31, 2001               $  31,634       $   35,071        $     28,973          $     --        $ 95,678
                                              =========       ==========        ============          ========        ========

The following pro forma information reconciles the net earnings reported for the periods ended December 31, 2001 and 2000 to adjusted net earnings reflecting the adoption of SFAS 142:

                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                 DECEMBER 31,                     DECEMBER 31,
                                                                         --------------------------      ---------------------------
                                                                            2001             2000           2001             2000
                                                                         ----------      ----------      ----------       ----------
      Reported net earnings                                              $    5,371      $    3,479      $   13,752       $    7,616
      Add back:
         Goodwill and related intangible amortization,
           net of tax benefit of $639 and $1,900, respectively                   --             720              --            2,142
                                                                         ----------      ----------      ----------       ----------
      Adjusted net earnings                                              $    5,371      $    4,199      $   13,752       $    9,758
                                                                         ==========      ==========      ==========       ==========

      Basic earnings per share:
      Reported net earnings                                              $     0.42      $     0.32      $     1.11       $     0.76
      Add back:
         Goodwill and related intangible amortization,
           net of tax benefit of $.06 and $.19 per share, respectively           --            0.07              --             0.20
                                                                         ----------      ----------      ----------       ----------
      Adjusted net earnings                                              $     0.42      $     0.39      $     1.11       $     0.96
                                                                         ==========      ==========      ==========       ==========
      Diluted earnings per share:
      Reported net earnings                                              $     0.38      $     0.28      $     1.02       $     0.66
      Add back:
         Goodwill and related intangible amortization,
           net of tax benefit of $.05 and $.15 per share, respectively           --            0.06              --             0.17
                                                                         ----------      ----------      ----------       ----------
      Adjusted net earnings                                              $     0.38      $     0.34      $     1.02       $     0.83
                                                                         ==========      ==========      ==========       ==========

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6.    EARNINGS PER SHARE

      The following table presents the computation of basic and diluted earnings per share (EPS):

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    DECEMBER 31,               DECEMBER 31,
                                                              ---------------------       ---------------------
                                                                2001          2000          2001          2000
                                                              -------       -------       -------       -------
         Basic EPS computation:
           Net earnings                                       $ 5,371       $ 3,479       $13,752       $ 7,616
                                                              -------       -------       -------       -------
           Weighted average common shares
             outstanding                                       12,833        10,734        12,357        10,030
                                                              -------       -------       -------       -------
         Basic earnings per share                             $  0.42       $  0.32       $  1.11       $  0.76
                                                              =======       =======       =======       =======

         Diluted EPS computation:
           Net earnings                                       $ 5,371       $ 3,479       $13,752       $ 7,616
           Interest and expenses related to convertible
             debentures                                            --           124            --           560
                                                              -------       -------       -------       -------
         Adjusted net earnings                                $ 5,371       $ 3,603       $13,752       $ 8,176
                                                              -------       -------       -------       -------

         Diluted common shares outstanding:
           Weighted average common shares
             outstanding                                       12,833        10,734        12,357        10,030
           Stock options and warrants                           1,300           825         1,093           604
           Convertible debentures                                  --         1,140            --         1,702
                                                              -------       -------       -------       -------
         Diluted common shares outstanding                     14,133        12,699        13,450        12,336
                                                              -------       -------       -------       -------
         Diluted earnings per share                           $  0.38       $  0.28       $  1.02       $  0.66
                                                              =======       =======       =======       =======

7.    COMPREHENSIVE EARNINGS

      The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2001 and 2000 consisted of the following:

                                                                                (IN THOUSANDS)
                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     DECEMBER 31,                 DECEMBER 31,
                                                                 -------------------       -----------------------
                                                                  2001         2000          2001            2000
                                                                 ------       ------       --------        -------
         Net earnings                                            $5,371       $3,479       $ 13,752        $ 7,616
         Other comprehensive earnings (losses):
            Foreign currency translation adjustments                149          245            951         (1,795)
            Unrealized losses on hedging instruments:
               Cumulative adjustment at April 1, 2001                --           --           (289)            --
               Unrealized gains (losses) arising during the
                 period                                               4           --           (501)            --
                                                                 ------       ------       --------        -------
         Comprehensive earnings                                  $5,524       $3,724       $ 13,913        $ 5,821
                                                                 ======       ======       ========        =======

      At December 31, 2001, accumulated other comprehensive losses totaled approximately $3.8 million and consisted of approximately $3.0 million and $790,000 for foreign currency translation adjustments and unrealized losses on hedging instruments, respectively. At March 31, 2001, the $4.0 million balance consisted of foreign currency translation adjustments.

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

      The Company utilizes variable rate debt to maintain its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, and in accordance with certain covenants in DRS's previous credit facility, the Company entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the Company's term loans. The following is a summary of the Company's interest rate collar agreements in place as of December 31, 2001 and March 31, 2001:

                                                          (IN THOUSANDS)
                                                          NOTIONAL AMOUNT
                                                   --------------------------
                                                    DECEMBER 31,    MARCH 31,    VARIABLE RATE    CEILING     FLOOR
               EFFECTIVE DATE   EXPIRATION DATE         2001          2001            BASE         RATE        RATE
               --------------   ---------------     ------------   ----------    -------------   ---------   -------
               April 22, 1999   January 26, 2002      $20,000        $20,000     3 Month LIBOR     5.75%      4.80%

              January 26, 2001  January 30, 2003      $10,000        $10,000     3 Month LIBOR     6.50%      5.09%

              January 29, 2001  January 31, 2003      $10,000        $10,000     3 Month LIBOR     6.50%      5.05%

      On April 1, 2001, in accordance with the provisions in SFAS 133, the Company designated its interest rate collars as cash flow hedges and recorded the fair value of the instruments on the balance sheet at that date, with a corresponding adjustment to comprehensive earnings. Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments will be adjusted via comprehensive earnings. The effect of adopting SFAS 133 at April 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the three- and nine-month periods ended December 31, 2001, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

9.    OPERATING SEGMENTS

      DRS operates in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." During the first quarter of fiscal 2002, the Company's operating subsidiary, DRS Photronics, Inc. (DRS Photronics) was combined with DRS's Flight Safety and Communications Group for management purposes, based primarily on operational synergies. DRS Photronics had previously been managed as part of the Electro-Optical Systems Group. Prior-year balances and results of operations disclosed herein have been restated to give effect to this change. Information about the Company's segments for the fiscal periods ended December 31, 2001 and 2000 is as follows:

                                                                                (IN THOUSANDS)
                                                   ESG              EOSG             FSCG            OTHER            TOTAL
                                                ---------        ---------        ---------        ---------        ---------
      QUARTER ENDED DECEMBER 31, 2001
       Total revenues                           $  53,160        $  60,557        $  27,606        $   2,364        $ 143,687
          Intersegment revenues                       (20)            (540)          (1,889)              --           (2,449)
                                                ---------        ---------        ---------        ---------        ---------
       External  revenues                       $  53,140        $  60,017        $  25,717        $   2,364        $ 141,238
       Operating income (loss)                  $   4,315        $   7,188        $   2,636        $    (261)       $  13,878
       Identifiable assets                      $ 125,298        $ 199,390        $ 104,290        $ 113,616        $ 542,594
       Depreciation and amortization            $     462        $   2,312        $     477        $     383        $   3,634
       Capital expenditures                     $     527        $   2,163        $     170        $     147        $   3,007

      QUARTER ENDED DECEMBER 31, 2000
       Total revenues                           $  41,912        $  34,089        $  19,663        $   2,320        $  97,984
          Intersegment revenues                      (257)             (19)          (1,773)              --           (2,049)
                                                ---------        ---------        ---------        ---------        ---------
       External  revenues                       $  41,655        $  34,070        $  17,890        $   2,320        $  95,935
       Operating income (loss)                  $   3,869        $   8,646        $  (1,668)       $    (756)       $  10,091
       Identifiable assets                      $  93,663        $ 125,037        $  90,542        $  21,883        $ 331,125
       Depreciation and amortization            $     911        $   1,784        $     868        $     349        $   3,912
       Capital expenditures                     $     217        $   2,615        $  (1,035)       $     130        $   1,927

      NINE MONTHS ENDED DECEMBER 31, 2001
       Total revenues                           $ 144,376        $ 143,227        $  71,916        $   6,848        $ 366,367
          Intersegment revenues                       (37)          (1,004)          (4,558)              --           (5,599)
                                                ---------        ---------        ---------        ---------        ---------
       External  revenues                       $ 144,339        $ 142,223        $  67,358        $   6,848        $ 360,768
       Operating income (loss)                  $  13,349        $  17,005        $   4,920        $  (1,009)       $  34,265
       Identifiable assets                      $ 125,298        $ 199,390        $ 104,290        $ 113,616        $ 542,594
       Depreciation and amortization            $   1,271        $   4,851        $   2,149        $   1,325        $   9,596
       Capital expenditures                     $   1,782        $   6,212        $   1,183        $   1,310        $  10,487

      NINE MONTHS ENDED DECEMBER 31, 2000
       Total revenues                           $ 129,137        $ 106,627        $  56,841        $   7,138        $ 299,743
          Intersegment revenues                      (257)             (30)          (1,773)              --           (2,060)
                                                ---------        ---------        ---------        ---------        ---------
       External  revenues                       $ 128,880        $ 106,597        $  55,068        $   7,138        $ 297,683
       Operating income (loss)                  $  10,131        $  17,746        $  (1,560)       $    (568)       $  25,749
       Identifiable assets                      $  93,663        $ 125,037        $  90,542        $  21,883        $ 331,125
       Depreciation and amortization            $   2,701        $   5,275        $   3,029        $   1,451        $  12,456
       Capital expenditures                     $   1,731        $   6,536        $     929        $   1,143        $  10,339

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

10.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        (IN THOUSANDS)
                                                                       NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      2001         2000
                                                                    -------       -------
      Cash paid for:
        Income taxes                                                $10,470       $ 6,472
        Interest                                                    $ 6,881       $ 9,648

      Noncash Investing and Financing Activities:
        Deferred acquisition costs for business combinations        $ 2,438       $    --
        Common stock issued for business combination                $    --       $ 4,000
        Note receivable - sale of magnetic tape head business       $    --       $ 1,741
        Conversion of 9% convertible debentures                     $    --       $12,664

11.   CONTINGENCIES

      The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of DRS Photronics, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of its then employees; however, to date, no charges have been made against the Company, DRS Photronics or any of the Company's employees. During the Government's investigation, until October 29, 1999, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in the Company's recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first such boresighting system since the start of the investigation. The Company cannot assess the outcome of this investigation or the effect of this investigation on the Company.

      The Company is currently involved in a dispute with Spar Aerospace Limited
      (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. On January 11, 2002, the Company was notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. On February 5, 2002, the Company filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. The Company is in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon.

      On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The plaintiffs allege claims against the Company of infringement of a number of patents, breach

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

      of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. On February 5, 2002 the Company received plaintiffs' amended complaint which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Once filed, such amended complaint will supersede plaintiffs' original complaint. Although this action is in its early stages, the Company believes it has meritorious defenses and does not believe the action will have a material adverse effect on its earnings or financial condition.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of December 31, 2001 and for the three- and nine-month periods ended December 31, 2001 and 2000. This discussion should be read in conjunction with the audited March 31, 2001 Consolidated Financial Statements and related notes.

The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, our actual results could differ materially from those suggested by such forward-looking statements. Risks include, without limitation: the effect of our acquisition strategy on future operating results; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services.

ISSUANCE OF COMMON STOCK

On December 19, 2001, we issued 3,755,000 shares of our common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to our underwriters. Upon closing, we received net proceeds of approximately $113.5 million. We used approximately $24.0 million of the net proceeds of the offering to repay the outstanding balance of our revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

BUSINESS COMBINATIONS

On September 28, 2001, we acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company (Boeing). We paid approximately $67.1 million in cash, subject to adjustment, for the acquisition. Based upon preliminary allocations, we have estimated the acquired intangible assets and goodwill to be approximately $16.0 million and $14.0 million, respectively, with the acquired intangible assets being amortized on a straight-line basis over 20 years. SES is now operating as DRS Sensors & Targeting Systems, Inc. (STS), a unit of our Electro-Optical Systems Group. STS, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. This acquisition broadens our product lines and customer base of our Electro-Optical Systems Group, particularly in those areas associated with naval and air-based applications, and provides a strong complement to our existing products in ground-based Forward Looking Infrared technology. The results of the acquired business have been included in our Condensed Consolidated Financial Statements since the acquisition date. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ materially from that used in our Condensed Consolidated Financial Statements.

On August 22, 2001, we acquired certain assets and liabilities of the Electro-Mechanical Systems Unit of Lockheed Martin for approximately $4.0 million in cash, subject to adjustment. This unit is now operating as DRS Surveillance Support Systems, Inc. (SSS), a unit of the Company's Electronic Systems Group, and is located in Largo, Florida. SSS produces pedestals and support systems and antennae for radar and other surveillance sensor systems. This acquisition provides certain product synergies and vertical business integration opportunities for us. Purchase price allocation has not yet been finalized, and actual purchase price allocation may differ from that used in our Condensed Consolidated Financial Statements. The financial position and results of operations of SSS were not significant to us as of the acquisition date.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Bulletin (APB) 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

We elected to adopt the provisions of SFAS 141 and 142 as of April 1, 2001. We have identified our reporting units to be our operating segments, and we have determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to April 1, 2001 ceased, and intangible assets acquired prior to April 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. We completed our transitional goodwill impairment assessment in the second quarter of fiscal 2002 with no adjustment to our April 1, 2001 goodwill necessary. The annual impairment test will be performed in the fourth quarter of each fiscal year, after completion of our financial operating plan.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition / measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting / reporting provisions of APB 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for us on April 1, 2002. We do not expect the adoption of this standard to have a material impact on our financial statements.

RESULTS OF OPERATIONS

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. We review cost performance and estimates to complete on our long-term contracts at least quarterly and in many cases more frequently. Due to uncertainties inherent in the estimating process, it is reasonably likely that our costs to complete will be revised in the near term. If the estimated cost to complete a contract changes from the previous estimate, we will record a positive or negative adjustment to earnings in the current period. Our results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include the termination of a key government contract, the size and timing of new contract awards to replace completed or expired contracts, and changes in governmental policies and budgetary priorities. Accordingly, results of a particular quarter or year-to-date period may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

CONSOLIDATED SUMMARY

Consolidated revenues for the three- and nine-month periods ended December 31, 2001 increased approximately $45.3 million and $63.1 million, respectively, as compared with the corresponding prior-year periods. The increases in revenues in the fiscal 2002 quarter and year-to-date periods were driven by increased shipments of our second generation infrared sighting and targeting systems, combat display workstations, the impact of the inclusion of nine months of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001, as well as our fiscal 2002 second quarter acquisitions of DRS Sensors & Targeting Systems, Inc. and DRS Surveillance Support Systems, Inc. Operating income increased approximately 38% and 33% to

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

$13.9 million and $34.3 million, respectively, from the same three- and nine-month periods in fiscal 2001. The increases in operating income were due primarily to the overall increases in revenues and the impact of our fiscal 2002 first quarter adoption of SFAS 141 and SFAS 142 (see Note 5 of Notes to Condensed Consolidated Financial Statements). In accordance with the provisions of these standards, we ceased amortizing goodwill effective April 1, 2001. The adoption of SFAS 141 and 142 contributed approximately $1.1 million and $3.6 million to the Company's fiscal 2002 third quarter and year-to-date operating income, respectively. Had these standards been effective in the prior year, our operating income would have been $1.4 million and $4.0 million higher, for the three- and nine-month periods ended December 31, 2000, respectively. Partially offsetting the increases in operating income were the impact of certain charges at our operating segments. See discussion of operating segments below for additional information.

Interest and related expenses increased approximately $634,000 for the three-month period and decreased approximately $2.0 million for the nine-month period ended December 31, 2001, as compared with the corresponding prior-year periods. The increase in interest expense in the third quarter of fiscal 2002 is a result of higher average outstanding borrowings associated with our acquisitions in the second quarter of fiscal 2002 and interest on estimated working capital adjustments, offset, in part, by lower interest rates on our borrowings. The decrease in interest expense in the year-to-date period ended December 31, 2001 was primarily the result of an overall decrease in average working capital borrowings outstanding during the nine-month period ended December 31, 2001, as compared with the corresponding prior-year period, the favorable impact of the conversion of all of our 9% Senior Subordinated Convertible Debentures during the second half of fiscal 2001, and an overall decrease in weighted average interest rates in fiscal 2002, as compared with fiscal 2001. As of December 31, 2001, we had no borrowings outstanding under our revolving credit facility. See Financial Condition and Liquidity below for additional information.

The provision for income taxes for the quarter- and year-to-date periods ended December 31, 2001 reflects an annual estimated effective income tax rate of approximately 47%, as compared with 52% and 51%, respectively, in the comparable prior-year periods of fiscal 2001. The decrease in our effective tax rate is primarily due to the adoption of SFAS 142. It is anticipated that the Company's effective tax rate may also decline moderately in future years as the Company continues to grow.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the three- and nine-month periods ended December 31, 2001 were $17.0 million and $42.8 million, respectively, increases of approximately 24% and 15% over the corresponding prior-year periods, respectively. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA, as we define it, may differ from similarly named measures used by other entities.

OPERATING SEGMENTS

We operate in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other."

During the first quarter of fiscal 2002, one of our operating subsidiaries, DRS Photronics, Inc., (DRS Photronics) was combined with DRS' Flight Safety and Communications Group for management purposes based primarily on operational synergies. DRS Photronics previously had been managed as part of the Electro-Optical Systems Group. Prior-year balances and results of operations disclosed in this MD&A have been restated to give effect to this change.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

ELECTRONIC SYSTEMS GROUP

Our Electronic Systems Group is a leader in the development, production and support of high-performance combat display workstations used by the U.S. Navy. In addition, we supply the military and intelligence communities with signal processing systems and computer systems adapted or "ruggedized" for harsh environments. By incorporating advanced commercial computing technology, we provide rapidly fielded and cost-effective system solutions to enhance the military's ability to attain information dominance in land, sea and air applications. Our systems are used by the U.S. Navy and other military and intelligence communities and are deployed on a number of front-line platforms, including DDG-51 Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. Our family of rugged computer products is also used in the U.S. Army's ongoing battlefield digitization program.

ELECTRO-OPTICAL SYSTEMS GROUP

We are a leading provider of sophisticated thermal imaging, targeting and surveillance systems. Our Electro-Optical Systems Group is one of only two key suppliers to the U.S. government for advanced focal plane array technology, high-performance military infrared cooled sensor systems and infrared uncooled sensor products for military and commercial applications. We design, manufacture and market thermal imaging systems that allow the operator to detect, identify and target objects based upon their infrared signatures under adverse conditions, such as darkness, fog, smoke and dust. These systems are used in the U.S. Army's battlefield platforms that include the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the HMMWV scout vehicle, Kiowa Helicopter and the Javelin missile program. These systems are also used in U.S. Navy platforms including cruisers, destroyers and aircraft carriers. We also design and manufacture eye-safe laser range finders. In addition to military applications, we are leveraging our technology base by expanding our products into related non-defense markets. For example, we manufacture electro-optical modules used in commercial corrective laser eye surgery devices.

FLIGHT SAFETY AND COMMUNICATIONS GROUP

Our Flight Safety and Communications Group supplies airborne deployable recorders, and surveillance and communications systems. We are the leading manufacturer of deployable flight emergency, or "black box," voice and data recording equipment for the U.S. and international militaries, as well as for commercial customers. The recorder ejects automatically from an aircraft prior to impact and emits a beacon signal, minimizing the damage to the recorder's data and facilitating its recovery. We have provided over 4,000 deployable recorders for military and search and rescue aircraft. We also manufacture integrated naval ship communications systems, information management systems, coastal border surveillance radar systems, ultra high-speed digital imaging systems and multiple-platform weapons calibration systems for diverse air platforms, such as the AH-64 Apache attack helicopter and the AC-130U gunship. In addition, we provide electronics manufacturing services, often with value-added engineering content, to the defense and space industries.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

The following tables set forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items as compared with the prior period:

                                              (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                                THREE MONTHS                                  NINE MONTHS
                        THREE MONTHS ENDED      ENDED PERCENT       NINE MONTHS ENDED        ENDED PERCENT
                            DECEMBER 31,           CHANGES             DECEMBER 31,             CHANGES
                      -----------------------   -------------   -------------------------    -------------
                        2001           2000     2001 VS. 2000      2001           2000       2001 VS. 2000
                      --------       --------   -------------   ---------       ---------    -------------
ESG

External revenues     $ 53,140       $ 41,655        27.6%      $ 144,339       $ 128,880        12.0%

Operating income      $  4,315       $  3,869        11.5%      $  13,349       $  10,131        31.8%

Operating margin           8.1%           9.3%      (12.9%)           9.2%            7.9%       16.5%

EOSG

External revenues     $ 60,017       $ 34,070        76.2%      $ 142,223       $ 106,597        33.4%

Operating income      $  7,188       $  8,646       (16.9%)     $  17,005       $  17,746        (4.2%)

Operating margin          12.0%          25.4%      (52.8%)          12.0%           16.6%      (27.7%)

FSCG

External revenues     $ 25,717       $ 17,890        43.8%      $  67,358       $  55,068        22.3%

Operating income      $  2,636       $ (1,668)      258.0%      $   4,920       $  (1,560)      415.4%

Operating margin          10.3%          (9.3%)     210.8%            7.3%           (2.8%)     360.7%

OTHER
External revenues     $  2,364       $  2,320         1.9%      $   6,848       $   7,138        (4.1%)

Operating loss        $   (261)      $   (756)       65.5%      $  (1,009)      $    (568)      (77.6%)

Operating margin         (11.0%)        (32.6%)      66.3%          (14.7%)          (8.0%)     (83.8%)

ELECTRONIC SYSTEMS GROUP:

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $11.5 million, or 28%, to $53.1 million in the third quarter of fiscal 2002, as compared with the third quarter of fiscal 2001. Operating income increased $446,000 to $4.3 million. The increase in revenues was due primarily to increased shipments of combat display workstations and components, as well as approximately $3.0 million of revenue contributed by DRS Surveillance Support Systems, Inc., which we acquired during the second quarter of this fiscal year. These increases were partially offset by decreases in revenues from certain search and navigation radar and rugged computer peripherals. The increase in third quarter operating income was due to the favorable impact of the elimination of approximately $450,000 in goodwill amortization, offset in part by unfavorable operating margins in the group's U.K. operations, and a change in product mix, primarily in the sale of rugged computers and peripherals. Had SFAS 142 been effective in the prior year, operating income would have been $485,000 higher for the three-month period ended December 31, 2000.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $15.5 million, or 12%, to $144.3 million in the nine-month period ended December 31, 2001, as compared with the corresponding prior year period. Operating income increased $3.2 million to $13.3 million. The primary drivers of the net revenue growth in the year-to-date period ended December 31, 2001 are consistent with the programs identified above in THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000. The acquisition of DRS Surveillance Support Systems, Inc. contributed $4.4 million revenues to the Group's year-to-date operating results. The increase in fiscal 2002 year-to-date operating income was due to the net increase in revenues and the favorable impact of the elimination of approximately $1.3 million in goodwill amortization. Partially offsetting the increase in operating income were unfavorable operating margins in the group's U.K. operations and a change in product mix, primarily in the sale of rugged computers and peripherals. Had SFAS 142 been effective in the prior year, operating income would have been $1.5 million higher for the nine-month period ended December 31, 2000.

ELECTRO-OPTICAL SYSTEMS GROUP:

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $25.9 million, or 76%, to $60.0 million in the third quarter of fiscal 2002, as compared with the third quarter of fiscal 2001. Operating income decreased $1.5 million to $7.2 million. The increase in revenues was driven by growth in our second generation infrared targeting and imaging systems programs and approximately $19.0 million in revenues generated by programs acquired with our purchase of the Sensors and Electronic Systems business of The Boeing Company. The decrease in fiscal 2002 third quarter operating income, as compared with the corresponding prior year period, is attributable to the fact that the third quarter of fiscal 2001 included the favorable impact of a $5.2 million cumulative profit adjustment. Fiscal 2002 third quarter operating income was positively impacted by the elimination of approximately $307,000 of goodwill amortization, due to the adoption of SFAS 142. Had SFAS 142 been effective in the prior year, operating income would have been $521,000 higher for the three-month period ended December 31, 2000.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $35.6 million, or 33%, to $142.2 million in the nine-month period ended December 31, 2001, as compared with the corresponding prior year period. Operating income decreased $741,000 to $17.0 million. The increase in revenues was driven by growth in our second generation infrared targeting and imaging systems programs and approximately $19.0 million in revenues generated by programs acquired with our purchase of the Sensors and Electronic Systems business of The Boeing Company. The decrease in fiscal 2002 year-to-date operating income, as compared with the corresponding prior-year period, is attributable to the fact that the year-to-date period ended December 31, 2000 included the favorable impact of $6.3 million of cumulative profit adjustments, offset in part by charges of $880,000 for revisions to estimates to complete on certain programs. Partially offsetting the fiscal 2002 year-to-date decrease in operating income, as compared with the prior-year period, is the positive impact of the elimination of approximately $1.2 million of goodwill amortization due to the adoption of SFAS 142. Had SFAS 142 been effective in the prior year, operating income would have been $1.6 million higher for the nine-month period ended December 31, 2000.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

FLIGHT SAFETY AND COMMUNICATIONS GROUP:

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $7.8 million, or 44%, to $25.7 million in the third quarter of fiscal 2002, as compared with the third quarter of fiscal 2001. Operating income increased $4.3 million to $2.6 million. The growth in revenues was due to greater volume in the group's contract manufacturing business, as well as increased shipments of acoustic data recorders, ultra-high speed cameras and communications data links. The increase in operating income is a result of the overall increase in revenues, higher operating margins, as compared to the corresponding prior-year period, and the elimination of goodwill amortization. The three-month period ended December 31, 2000 included charges of approximately $2.1 million for excess inventories for a specific product line, additional costs on a development contract as well as costs associated with a vacated facility. The elimination of goodwill amortization contributed approximately $347,000 in operating income to the FSCG operating segment in the three-month period ended December 31, 2001. Had SFAS 142 been effective in the prior year, operating income would have been $341,000 higher for the three-month period ended December 31, 2000.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000

Revenues increased $12.3 million, or 22%, to $67.4 million in the nine-month period ended December 31, 2001, as compared with the corresponding prior year period. Operating income increased $6.5 million to $4.9 million. The revenue increase was driven primarily by greater volume in contract manufacturing, infrared search and tracking systems, and the impact of the inclusion of nine months of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001. The growth in operating income was a result of the increase in revenues, the elimination of goodwill amortization, offset in part by charges of approximately $765,000 associated with shutting down the group's Santa Clara, California production and engineering facility. FSCG's operating results for the nine-months ended December 31, 2000 included charges of approximately $2.1 million, as discussed above. The elimination of goodwill amortization contributed approximately $1.0 million in operating income to the group in the nine-month period ended December 31, 2001. Had SFAS 142 been effective in the prior year, operating income would have been $938,000 higher for the nine-month period ended December 31, 2000.

OTHER: Revenues for the three- and nine-month periods ended December 31, 2001 increased 2% and decreased 4%, respectively, as compared with the corresponding prior year periods. Operating loss decreased $495,000 and increased $441,000 in the three- and nine-months ended December 31, 2001, respectively, as compared with the prior-year periods. The three-month period ended December 31, 2000 included a $500,000 charge for a potential loss associated with a note receivable. The disk drive marketplace continues to be sluggish, with inconsistent demand and narrow operating margins limiting growth in this business.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION AND LIQUIDITY

CASH AND CASH FLOW

The following table provides cash flow data for the Company for the nine-month periods ended December 31, 2001 and 2000:

                                                          (IN THOUSANDS)
                                                  NINE MONTHS ENDED DECEMBER 31,
                                                  ---------            --------
                                                     2001                2000
                                                  ---------            --------
Net cash provided by operating activities         $  13,416            $ 22,800

Net cash used in investing activities             $ (83,281)           $(13,023)

Net cash provided by financing activities         $ 171,032            $ (6,579)

Operating cash flow for the nine-month period ended December 31, 2001 decreased by approximately $9.4 million, as compared with the corresponding prior-year period. Increases in earnings (net of adjustments for non-cash items) and receivable collections were more than offset by increases in inventories and other current assets, the liquidation of customer advances and a decrease in certain current liabilities.

Cash used in investing activities for the nine-month period ended December 31, 2001 consisted of payments made to acquire STS and SSS, including related acquisition costs, of $68.9 million and $4.1 million, respectively. The remaining uses were comprised of capital expenditures.

On December 19, 2001, we sold 3,755,000 shares of our common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to our underwriters. Upon closing, we received net proceeds of approximately $113.5 million. We used approximately $24.0 million of the net proceeds of the offering to repay the outstanding balance of our revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

Simultaneously with the STS Acquisition, we entered into a $240 million credit agreement with Wachovia Bank, N.A., as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). There were no borrowings outstanding under our Line of Credit as of December 31, 2001. The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000 beginning on December 31, 2001. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. The Credit Facility is secured by substantially all of the assets of the Company. There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum total leverage ratio and a minimum fixed charge ratio, a restriction on the payment of dividends on the capital stock of the Company, a limitation on the issuance of additional debt, a requirement that we offer to make prepayments on our term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering, and certain other restrictions. In connection with the issuance of our common stock in December 2001, we made the required prepayment offers to the term loan lenders; none of the lenders in the syndicate accepted such prepayment offers. The interest rate on our outstanding Term Loan was approximately 5.5% at December 31, 2001.

The proceeds of the Credit Facility of $161 million were used to acquire STS, repay the balance of the debt outstanding under DRS's previous credit facility with Mellon Bank, N.A. (the Mellon Facility) in the amount of $88.5 million and pay for costs associated with the debt offering.

Under both the Mellon Facility and the current Credit Facility with Wachovia Bank, N.A., we paid approximately $2.1 million in principal payments against our term loans and had net borrowings under our lines of credit of approximately $8.2 million. The borrowings under our revolving lines of credit were used to meet temporary working capital requirements and to pay for the acquisition of SSS. As of December 31, 2001, we had approximately $88.3 million available under

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

the revolving Line of Credit, after satisfaction of our borrowing base requirement.

We actively seek to finance our business in a manner that preserves financial flexibility, while minimizing borrowing costs to the extent practicable. We continually review the changing financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness. Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and the foreseeable future. Other than our long-term debt refinancing discussed above, our other contractual obligations and commitments have not changed materially since March 31, 2001 and are described in Note 14 to those financial statements.

BACKLOG

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog at December 31, 2001 was approximately $558.4 million, including $93.6 million and $10.8 million from the acquisitions of STS and SSS, respectively. The backlog at March 31, 2001 was $456.5 million. We booked approximately $378.2 million in new orders in the first nine months of fiscal 2002.

Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for a discussion of our exposure to market risks. There was no significant change in those risks during the nine months ended December 31, 2001 except for interest rate risk.

Simultaneously with the STS Acquisition, we entered into a $240 million credit agreement with Wachovia Bank, N.A., as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. Therefore, we are exposed to interest rate risk on our variable rate borrowings. Although there were no borrowings outstanding under our Line of Credit as of December 31, 2001, we had approximately $140 million outstanding under our Term Loan. Excluding the notional amounts covered under our interest rate collar agreements, a 0.125% increase/decrease in interest rates would have resulted in an increase/decrease in interest expense of approximately $31,000 for three-month period ended December 31, 2001. Had our $140 Term Loan been outstanding as of April 1, 2001, a 0.125% increase/decrease in interest rates would have resulted in an increase/decrease in interest expense of approximately $93,000 for nine-month period ended December 31, 2001.

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

In April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of DRS Photronics, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of our then employees; however, to date, no charges have been made against us, DRS Photronics or any of our employees. During the Government's investigation, until October 29, 1999, DRS Photronics was unable to ship certain equipment related to the case, resulting in delays in our recognition of revenues. On October 29, 1999, DRS Photronics received authorization to ship its first such boresighting system since the start of the investigation. We cannot assess the outcome of this investigation or the effect of this investigation on us.

We are currently involved in a dispute with Spar Aerospace Limited (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. On January 11, 2002, we were notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. On February 5, 2002, we filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. We are in a dispute with Raytheon Company (Raytheon) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Raytheon dated as of July 28, 1998, pursuant to which we acquired, through certain subsidiaries, certain assets of Raytheon.

On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc., and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorneys' fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. On February 5, 2002 we received plaintiffs' amended complaint which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Once filed, such amended complaint will supersede plaintiffs' original complaint. Although this action is in its early stages, management believes it has meritorious defenses and does not believe the action will have a material adverse effect on our earnings or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.          Description
      -----------          -----------

      None

(b)   Reports on Form 8-K

      The following report on form 8-K was filed during the quarter ending December 31, 2001:

            1. Form 8-K/A filed on November 21, 2001, in connection with DRS Technologies, Inc.'s acquisition of the Sensors and Electronics Systems Business of The Boeing Company.

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

                                       DRS TECHNOLOGIES, INC.
                                       ----------------------
                                             Registrant

Date: February 13, 2002                /s/ Richard A. Schneider
                                       -----------------------------------------
                                       Richard A. Schneider
                                       EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER AND TREASURER