Form 10-K
period 2002-03-31
DRS TECHNOLOGIES INC
filed 2002-06-28
CIK 28630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 1-8533

                            ------------------------

                             DRS TECHNOLOGIES, INC.

                 DELAWARE                                   13-2632319
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

                   5 SYLVAN WAY, PARSIPPANY, NEW JERSEY 07054
                                 (973) 898-1500

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
-------------------------------------  -------------------------------------
    Common Stock, $.01 par value              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The market value of shares of common stock held by non-affiliates, based on the closing prices for such stock on the New York Stock Exchange on June 20, 2002, was approximately $714,017,000. The number of shares of common stock outstanding as of June 20, 2002 was 16,859,912.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Definitive Proxy Statement, dated June 27, 2002, for the Annual Meeting of Stockholders, incorporated in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DRS TECHNOLOGIES, INC
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     19

Item 3.   Legal Proceedings...........................................     20

Item 4.   Submission of Matters to a Vote of Security Holders.........     21

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     21

Item 6.   Selected Financial Data.....................................     22

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     23

Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     40

Item 8.   Financial Statements and Supplementary Data.................     42

Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................     76

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     76

Item 11.  Executive Compensation......................................     76

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     76

Item 13.  Certain Relationships and Related Transactions..............     76

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................     76

Signatures............................................................     77

Exhibit Index.........................................................     79

ITEM 1. BUSINESS

    References in this Annual Report on Form 10-K to "DRS," "we," "our" and "us" are to DRS Technologies, Inc. and its subsidiaries.

GENERAL

    DRS Technologies is a leading supplier of defense electronics products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and consumer markets. Incorporated in 1968, we have served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, ruggedized computers, communications systems, high-speed digital imaging systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high profile military platforms such as the DDG-51 Aegis destroyer, CVN aircraft carriers, SSN submarines, the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the OH-58D Kiowa Warrior helicopter, the AH-64 Apache helicopter and the F/A-18E/F Super Hornet jet fighter, as well as for other military and non-military applications.

    Over the past five years, we increased our annual revenues at a compounded annual growth rate of approximately 31% and our operating income at a compounded annual growth rate of approximately 34%. For the year ended March 31, 2002, we had revenues of $517.2 million and operating income of $49.8 million.

COMPANY ORGANIZATION

    We operate in three principal business segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other.

    Financial information on our reportable business segments is presented in
Note 16 to our Consolidated Financial Statements which are included in this Form 10-K (see Item 8. Financial Statements and Supplementary Data). Additional financial data and commentary on the results of operations for the operating segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is also included in this Form 10-K (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). These data and comments should be referred to in conjunction with the summary description of our operating segments, which follows.

    ELECTRONIC SYSTEMS GROUP. Our Electronic Systems Group is a world leader in high-performance combat display systems, digital information processing systems and rugged computer systems for sea, air and land applications. The Electronic Systems Group also produces surveillance, radar and tracking systems, acoustic signal processing and display equipment, and combat control systems for U.S. and international military organizations. By incorporating advanced commercial computing technology, we provide innovative, rapid and cost-effective defense solutions for dominating the 21st century's digital battlespace. Our Electronic Systems Group is a leading provider of naval computer workstations which are used to process and display integrated combat information. Our electronic systems are compatible with both new and legacy systems and are vital tools used by the military to make strategic command decisions. Various front-line platforms utilize our Electronic Systems Group's products, including the DDG-51 Aegis destroyer, aircraft carriers, submarines and surveillance aircraft. Our Electronic Systems Group's products are also used in the U.S. Army's ongoing battlefield digitization programs. Our Electronic Systems Group also performs field service and depot level repairs for its products, as well as for other manufacturers' systems, and also provides systems and software engineering support to the

U.S. Navy for the testing of shipboard combat systems. We market our products directly to various U.S. government agencies and team with leading corporations, such as Boeing, Lockheed Martin, Northrop Grumman and General Dynamics.

    Our Electronic Systems Group's major products include:

    - AN/UYQ-70. Under a subcontract with Lockheed Martin, we are the only supplier of AN/UYQ-70 Advanced Display Systems. These systems are supplied to ten customers within the U.S. Navy and are deployed on numerous naval platforms, including the DDG-51 Aegis destroyer, the E-2C Hawkeye, the New Attack Submarine Demonstration Program, CVN carriers and amphibious assault ships. We have provided these systems since 1996 as the sole source provider under an open, indefinite delivery, indefinite quantity contract that does not expire until 2006.

    - RUGGED COMPUTER PRODUCTS. Our rugged computer products are used by the U.S. Military and in a number of non-U.S. military programs focused on the digitization of the 21st century's global battlespace and demonstrate the benefit of several years of front-line battlefield operations.

    - AN/SPS-67. This radar system forms an integral part of the command and control combat system on the U.S. Navy's new Aegis class ships and the Spanish Navy's F-100 class ships. It also has a potential market application on numerous surface ships in the U.S. Navy's fleet, as well as on aircraft carriers and amphibious operation assault ships as well as other international naval platforms.

    - ANTENNA PRODUCTS. We provide positioning equipment for a variety of antenna systems, including the FPS-117, COBRA and SPS-67 radar's and the U.S. Navy's EHF satellite communications system.

    Our Electronic Systems Group provides technical support services and electronic manufacturing and systems integration for a range of customers including the U.S. military, General Dynamics, United Defense, Lockheed Martin and Northrop Grumman. These services consist primarily of the following activities:

    - TECHNICAL SUPPORT SERVICES. We provide naval support, including integrated logistics support, technical manuals, repair, system installation, drawing packages, training, maintenance planning, configuration management, on-line and phone support and research and development capabilities.

    - ELECTRONIC MANUFACTURING AND SYSTEMS INTEGRATION SERVICES. Using our advanced ISO 9000 and AS-9000 Quality System Standards certified manufacturing, testing and system integration facilities, our Electronic Systems Group specializes in the production of computer workstations, rugged computers, cable and wire harness assembly for tanks and aircraft, printed circuit card production, and full system integration and test services for military and commercial customers.

    Our Electronic Systems Group's products and services, their applications and platforms or end-users are summarized in the table below:

PRODUCT                              DESCRIPTION                           PLATFORMS/CUSTOMERS
Tactical/Sensor        AN/UYQ-70 Advanced Display Systems        - U.S. Navy Aegis cruisers/destroyers
Combat Display         family of products comprised of           - U.S. Navy aircraft carriers
Systems                commercial off-the-shelf-based systems    - U.S. Navy NSSN, Trident and other
                       integrating the latest information          attack submarines
                       processing and display technology for     - U.S. Navy E-2C Hawkeye surveillance
                       combat, command and control, and            aircraft
                       mission-essential applications.           - U.S. Navy LHA Amphibious assault ships
                                                                 - U.S. Navy/Marine Corps Cooperative
                                                                   Engagement Capability platforms
Middleware/Software    Shipboard tactical combat system and      - U.S. Navy Aegis cruisers/desroyers
                       networking application.                   - Advanced Tactical Display Units
Rugged Computer        Commercial off-the-shelf-based            - U.S. Army
Systems and            computers, servers and other peripheral   - U.S. Navy
Peripherals            equipment in battlefield-ready hardware   - Range of international military ground
                       that meets reliability and durability       mobile, airborne, surface, subsurface
                       standards of harsh environments.            platforms
                                                                 - Government intelligence agencies,
                                                                   including CIA, FBI, NSA and State
                                                                   Department Tempest applications
Radar Products:
  AN/SPS-67(V)3 Radar  Naval surveillance radar with automatic   - U.S. Navy Aegis cruisers/destroyers
  System               target detection, digital moving target   - Spanish Navy F-100 ships
                       indications, track-while-scan capability  - Other international surface ships for surface and low flying object
                       detection.
  Radar Antennas and   Antennas, radar pedestals and antenna     - AN/SPS-67(V)3 Radar System
  Positioning Systems  positioning platforms for shipboard and   - International military FPS-117 air
                       land-based radar and communications       defense radar
                       systems.                                  - International military Cobra Radar
                                                                   System
                                                                 - U.S. Navy EHF Satellite program
                                                                 - Other NATO fixed and mobile
                                                                   applications
Technical Support      Naval support, including Integrated       - U.S. and international naval bases
Services               Logistics Support, technical manuals,     - Worldwide field support
                       system repair and installation, drawing
                       packages, training, maintenance
                       planning, configuration management,
                       on-line and phone support, R&D
                       capabilities.
Electronic             Value-added electronic manufacturer for   - General Dynamics' rugged computer
Manufacturing, System  our products, including computer            systems for U.S. Army
Integration and        workstations and rugged computers, as     - United Defense M2A3 Bradley Fighting
Testing Services       well as for others, including cable and     Vehicles for U.S. Army
                       wire harness assembly, printed circuit    - U.S. Navy AN/UYQ-70 Display Systems
                       cards, full system integration and test     for Lockheed Martin
                       services.                                 - Northrop Grumman E-8C Joint STARS
                                                                   aircraft for U.S. Air Force
                                                                 - U.S. Army Grizzly mine clearing
                                                                   vehicles

    ELECTRO-OPTICAL SYSTEMS GROUP. Our Electro-Optical Systems Group is a leader in second generation electro-optical infrared sighting, targeting and weapons guidance systems, high performance focal plane arrays and infrared uncooled sensors, assemblies and components which are used primarily in the aerospace and defense industries. Our Electro-Optical Systems Group designs, manufactures and markets products that allow operators to detect, identify and target objects based upon their infrared signatures regardless of the ambient light level. Our Electro-Optical Systems Group is one of only two key suppliers to the U.S. government for advanced focal plane array technology and produces other night vision, eye-safe and laser-based products for military and commercial applications. These systems are used on the most critical front-line ground vehicle and weapons systems platforms, such as the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the OH-58D Kiowa Warrior and the HMMWV scout vehicle and are also used on sea and airborne platforms, such as Aegis class destroyers and OH-58D Kiowa Warrior helicopters. Our Electro-Optical Systems Group is leveraging its technology base by pursuing commercial opportunities, including the manufacture of electro-optical modules used in corrective laser eye surgery.

    Our Electro-Optical Systems Group's major products and contracts include:

    - HORIZONTAL TECHNOLOGY INTEGRATION SECOND GENERATION FORWARD LOOKING INFRARED (FLIR) THERMAL IMAGING SYSTEMS (HTI). HTI is the U.S. Army's program to provide common second-generation FLIR modules to its ground-based combat platforms. Our Electro-Optical Systems Group is one of the two suppliers of these products to the U.S. Army. This technology extends targeting ranges beyond enemy weapon limits and meets the increasing need to see further on the battlefield.

    - IMPROVED BRADLEY ACQUISITION SYSTEM (IBAS). We have provided this system to the U.S. Army since 1997 under a production contract that does not expire until 2005. Using our second generation FLIR technology, the Improved Bradley Acquisition Subsystem integrates a complete fire control system for the Bradley Fighting Vehicle. IBAS uses modules from the HTI program coupled with new optics and electronics to provide thermal imaging capability to the Bradley fighting vehicles.

    - MAST MOUNTED SIGHT (MMS). MMS is a multisensor, fully integrated electro-optical sighting system with visible and infrared capability. Designed to be mounted above a helicopter's rotor or on a ground combat vehicle, MMS increases survivability through its capacity to identify and target potential threats in day, night, and adverse weather conditions. MMS uses a combination of high-resolution television camera, thermal imaging sensors and a laser rangefinder/designator to accomplish its mission. The imaging sensor package provides detection and recognition at night and in inclement weather, while the laser rangefinder/designator achieves precise target designation for laser-guided weapons. Mounted above the rotor of a helicopter, MMS provides natural stealth and extended standoff range by allowing the craft to hide behind existing terrain while maintaining 360-degree surveillance.

    - LONG RANGE ADVANCED SCOUT SURVEILLANCE SYSTEM (LRAS3). LRAS3 provides real-time detection, recognition, identification and pinpointing of distant target locations for the U.S. Army's scout vehicles. LRAS3 bridges the gap between currently fielded systems and the Future Scout and Cavalry System. In contrast to obsolete systems that forced scouts to come within direct-fire range of the detected threat, this system provides for long-range surveillance capabilities, increasing troop survivability.

    - THERMAL IMAGING SENSOR SYSTEM (TISS). TISS is a second generation forward looking infrared targeting system for detecting threats, including floating mines, swimmers, speedboats and low flying aircraft. It features an advanced stabilization technology that results in exceptional stability, even when exposed to dynamic environments. TISS is useful in navigation and search-and-seizure operations, as well as in threat location and identification. It can provide high-quality video for surveillance and 3-D targeting data for use with existing weapon control systems.

    - STANDARD ADVANCED DEWAR ASSEMBLY II DETECTOR (SADA II). Our Electro-Optical Systems Group has been chosen to provide the SADA II as the functional cooler dewar assembly for the U.S. Army's Horizontal Technology Integration program. This program further solidifies our position as a key supplier for the Army's thermal imaging equipment.

    - STANDARD ADVANCED DEWAR ASSEMBLY I DETECTOR (SADA I). Similar to the HTI, SADA I provides the common cooler dewar system for use in helicopters, including the AH-64 Apache and AH-66 Comanche.

    - SURVEILLANCE AND TARGETING SYSTEMS. Our Electro-Optical Systems Group has delivered over 500 surveillance and targeting systems for the U.S. Army, Navy and Air Force and international military helicopters, surface ships and patrol boats. It is a market leader in high-resolution surveillance and targeting systems, which include exceptionally stabilized surveillance and targeting systems mounted on airborne and naval platforms.

    - INFRARED UNCOOLED SENSORS. Our Electro-Optical Systems Group has established a position in the uncooled focal plane array market segment by employing advanced technology to create uncooled focal plane arrays that provide high-resolution imaging with software that makes costly cryogenic cooling unnecessary. These lower-cost sensors are used in commercial and military applications.

    - DAY/NIGHT VISION BINOCULARS. Since 1995, our Electro-Optical Systems Group has been under contract to develop and manufacture these units for the U.S. and international militaries, including U.S. border patrol and special forces. As of March 31, 2002 we had approximately 1,450 units in the field. We have become recognized as one of the leaders in night vision technology.

    - IMPROVED TOW ACQUISITION SYSTEM (ITAS). Our Electro-Optical Systems Group is currently the only U.S. qualified producer of two of the three critical assemblies in the TOW. The complex electro-optical system produced by our Electro-Optical Systems Group is an essential component of this premier ground antitank weapons system used by the U.S. Army and Marine Corps.

    - INFRARED FOCAL PLANE ARRAYS. Focal plane arrays are the basis of many of our Electro-Optical Systems Group's products. Our Electro-Optical Systems Group has provided infrared focal plane arrays for various platforms, including the Defense Support Program satellites that were used during the Persian Gulf War. In addition to surveillance, early warning, identification and tracking, focal plane arrays are utilized in a variety of non-military space applications, such as remote sensing, earth observations and astronomy. We have the unique ability to design and manufacture focal plane arrays directly for our products, which provides us with both a cost and technological advantage over our competition.

    - LADARVISION-REGISTERED TRADEMARK-. Our Electro-Optical Systems Group is the exclusive manufacturer of electro-optical modules for the LADARVision-Registered Trademark- System manufactured by Alcon Laboratories, an international leader in laser vision correction systems. Only the LADARVision-Registered Trademark- System combines a laser radar eye tracker with narrow-beam shaping technology for the correction of near-sightedness and astigmatism. It is the only FDA-approved laser system to incorporate an eye tracker during surgery. This partnership is an example of our ability to find commercial applications for our technology.

    Our Electro-Optical Systems Group's products, their applications and platforms or end-users are summarized in the table below:

PRODUCT                              DESCRIPTION                           PLATFORMS/CUSTOMERS
Horizontal Technology  Second Generation Forward Looking         - U.S. Army and Marine Corps M1 Abrams
Integration Second     Infrared thermal imaging and sighting       Battle Tanks
Generation FLIR        systems providing common thermal imaging  - U.S. Army M2 Bradley Fighting Vehicles
Thermal Imaging        technology across ground vehicles using   - U.S. Army M1025 and M1114 Long Range
Systems                SADA II.                                    Scouts
Improved Bradley       Second Generation targeting system with   - U.S. Army Bradley M2A3 vehicle
Acquisition System     FLIR, TV, laser range finder and
                       tracker.
Mast-Mounted Sight     First Generation surveillance and         - U.S. Army OH-58D Kiowa Warrior
                       targeting system for detecting,             helicopter fleet
                       identifying and destroying enemy targets
                       during reconnaissance missions.
Long Range Advanced    Long-range multi-sensor system for the    - U.S. Army HMMWV Scout
Scout Surveillance     U.S. Army's scout vehicles, which
System (LRAS3)         provide real- time detection,
                       recognition, identification and location
                       of ground targets.
AN/SAY-1 Thermal       Second Generation Forward Looking         - U.S. Navy frigates and other surface
Imaging Sensor System  Infrared surveillance and targeting         combatants
                       system for detecting threats, including   - U.S. Special Operations Command and
                       floating mines, swimmers, speedboats and    non-U.S. navies, special operations
                       low flying aircraft.                        and patrol boats
Standard Advanced      Detector Dewar cooler module for U.S.     - U.S. Army AH-64 Apache, Apache Longbow
Dewar Assembly I       Army's Thermal Imaging equipment.           and RAH-66 Comanche helicopters
(SADA I)
Standard Advanced      Detector Dewar cooler assembly for U.S.   - U.S. Army HTI program for ground
Dewar Assembly II      Army's HTI program, used in Second          combat vehicles (M1 tanks and Bradley
(SADA II)              Generation thermal imaging equipment        combat vehicles)
                       upgrades.
Nightstar-Registered Trademark- Binoculars that incorporate an image - U.S. Army ground troops and special
Day/Night Vision       intensifier tube, laser range finder and    operations units
Binoculars             digital compass.                          - Border patrol forces
Improved Tow           Tracker, electronics unit and eye-safe    - U.S. Army TOW missile system
Acquisition System     laser range finder.
(ITAS)
Focal Plane Arrays     Infrared sensor components for sighting,  - Scanning and staring FPAs used in
(FPAs)                 targeting, weapons systems.               cooler assemblies of thermal imaging
                                                                   systems
                                                                 - FPAs used in heat seeking missile
                                                                   guidance systems and missile warning
                                                                   systems
LADARVision-Registered Trademark- Upper optics modules of the    - Alcon Laboratories optical products
                       LADARVision-Registered Trademark- System    company
                       used in laser vision correction surgery.

PRODUCT                              DESCRIPTION                           PLATFORMS/CUSTOMERS
NightHawk              Second Generation Forward Looking         - Korean Light Helicopter
                       Infrared surveillance and targeting       - Mast-Mounted Sight Upgrade for
                       system for detecting, identifying and       replacement of MMS on Kiowa Warrior
                       destroying enemy targets during armed       helicopter
                       helicopter reconnaissance missions.
Virtual Imaging        Aircraft carrier surveillance and         - U.S. Navy aircraft carriers and
System for Approach    tracking system for aircraft takeoffs       amphibious operation ships
and Landing            and landings.
Space-Based Sensors    Focal plane arrays for strategic space    - NASA platforms, such as the Hubble
                       applications.                               Space Telescope, weather satellites
                                                                   and surveillance satellites for remote
                                                                   sensing missions
Uncooled Focal Plane   Affordable infrared sensors for           - Various customers and various
Arrays                 commercial and military applications        applications, including research
                       involving the detection of heat,            organizations, fire departments,
                       temperature maintenance and short-range     short- range military surveillance and
                       surveillance.                               targeting systems, gunsights and
                                                                   soldier systems
Staring Mid-Wave       Major subsystem for surveillance and      - U.S. Navy Aegis destroyers (DDG-51
FLIRs                  targeting systems for military airborne     class) providing surveillance for
                       and surface ships.                          MK-46 weapon system

    FLIGHT SAFETY AND COMMUNICATIONS GROUP. Our Flight Safety and Communications Group is a leader in deployable flight incident recorders and emergency locator beacon systems used by military and commercial search/rescue aircraft to locate downed aircraft. Deployable recorders eject automatically from an aircraft prior to impact so they can easily be located by search and rescue teams. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight incident recorder for search, recovery and crash analysis. Our Flight Safety and Communications Group also produces high-performance cockpit video and mission recording systems, integrated shipboard and data link communications systems, ultra high-speed digital imaging systems and other advanced electronics primarily for defense and aerospace tactical, reconnaissance and training applications. Our Flight Safety and Communications Group uses commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. In addition, we provide electronics manufacturing services, often with value-added engineering content, to the defense and space industries.

    Our Flight Safety and Communications Group major products and services include:

    - DEPLOYABLE FLIGHT INCIDENT RECORDERS AND AIRCRAFT CRASH LOCATOR
      BEACONS. Designed to avoid the destruction associated with an aircraft crash. Deployable flight incident recorders and crash locator beacons enable the rapid location of downed aircraft, timely rescue of survivors, as well as provide for readily recoverable data from the recorders. These systems present a significant market opportunity as an increasing number of aircraft incorporate these advanced systems.

    - INTEGRATED SHIPBOARD COMMUNICATIONS SYSTEMS. These systems form the basis for the voice and data backbone of future shipboard communication systems. They handle shipboard interior communications and exterior communications with other aircraft, surface and undersea vessels and UHF/VHF and broadband communications via satellite with shore stations and cooperating units in battle groups. These systems provide enabling technology for battlefield systems integration by providing data links to components and systems, modems, digital telephone and radar surveillance systems.

    - MULTIPLE PLATFORM BORESIGHTING EQUIPMENT (MPBE). The MPBE is the product of 20 years of experience with boresighting technology. With deployment on platforms such as the U.S. Army's AH-64 Apache and Apache Longbow helicopters, the Marine Corps' Cobra helicopters, the Air Force's AC-130 Spectre gunship and the F-16, the MPBE is evidence of our ability to leverage products and solutions across multiple high priority platforms.

    Our Flight Safety and Communications Group's products, their applications and platforms or end-users are summarized in the table below:

PRODUCT                              DESCRIPTION                           PLATFORMS/CUSTOMERS
EAS 3000 Emergency     Deployable, crash-survivable systems for  - U.K. Royal Air Force & U.K. Navy
Avionics Systems       helicopters incorporating flight data       EH-101 Merlin and variants
                       recorder, cockpit voice recorder and      - Canadian Cormorant search and rescue
                       emergency locator beacon.                   helicopters
                                                                 - Italian MMI helicopter
                                                                 - Tokyo metropolitan police helicopters
ELB 3000 Emergency     Variant of the EAS 3000 enabling rapid    - U.S. Army Sikorsky S-92 helicopters
Locator Beacon         location of downed aircraft and timely    - Various helicopters flown by
                       rescue of survivors.                      commercial North Sea heavy lift
                                                                   operators
Deployable Flight      Deployable systems for fixed-wing         - U.S. Navy and international F/A-18
Incident Recorders     aircraft incorporating flight data          Hornet strike aircraft
Systems                recorder, cockpit voice recorder and      - German Air Force/Navy Tornado
                       emergency locator beacon; variant used    - U.S. Air Force RC-135 surveillance
                       for cockpit voice recording.                aircraft
                                                                 - Canadian CP-140 Aurora patrol aircraft
Aircraft Crash         Deployable systems for fixed-wing         - Wide variety of military aircraft,
Locator Beacons        aircraft incorporating radio transmitter  including P-3, EA-3, AWACS, C-130 and
                       and power source to alert search and        others
                       rescue operators.
Cockpit Video          Capture various sensor and video input    - U.S. Air Force A-10 Thunderbolt
Recorders              to provide airborne and ground imagery.   - U.S. Army OH-58D Kiowa Warrior
                                                                   Helicopters
Mission Recorders      Digital recorders with ground-based       - U.S. Navy P-3C Orion and S-3 Viking
                       relay stations that capture and record      patrol aircraft
                       mission sensor data, including sonar,     - Japanese Navy SH-60F Inner Zone
                       radar, sonobuoy data.                       helicopters
                                                                 - Canadian armored reconnaissance
                                                                   vehicles
Multiplexed Airborne   System for replay and reconstruction of   - U.K. Ministry of Defence for the
Video Analysis System  mission data.                             Tornado aircraft
Airborne Separation    Digital Imaging System designed to        - U.S. Navy F/A-18 Hornet aircraft
Video System           replace high-speed film cameras in        - U.S. Air Force F-16 and F-15
                       weapons release testing.                  - Republic of Korea Air Force
Common Boresight       DRS proprietary laser-based triaxial      - U.S. Army, Marine Corps and U.S. Air
System                 measurement system with                     Force aircraft
                       aircraft-specific adapters.               - Various Boeing-produced aircraft
                                                                 - Various BAE-produced aircraft
                                                                 - NATO militaries

PRODUCT                              DESCRIPTION                           PLATFORMS/CUSTOMERS
Integrated Shipboard   Tactical and secure interior ship         - USS George Washington
Communications Sys-    communication systems.                    - Canadian patrol frigates, Trump
tems                                                               destroyers and AOR supply ships
                                                                 - Venezuelan Mariscal Sucre class ships
                                                                 - U.S. Navy Aegis class ships
Communications Data    Data terminal sets and data modems for    - NATO ships and aircraft
Links                  tactical network interconnections.
Coastal Border Sur-    Surveillance systems and radar equipment  - U.S. government foreign military
veillance Systems      for non-portable and vehicle platform     funding programs associated with
                       use, comprising radar, thermal imaging      Republic of China, Greece, Egypt,
                       and other sensor equipment.                 Israel
Sensor Signal          Sophisticated sensor signal processing    - Joint Dutch/Canadian SIRIUS program
Process-               subsystems for naval infrared             - Canadian Department of National
ing/Electro-Optical    search-and- track and thermal               Defence
Imaging                observation devices.                      - Republic of Korea
Framing and Ballistic  Ultra high-speed cameras used primarily   - Wide variety of military, industrial
Range Cameras          for capturing images relating to          and scientific research laboratories
                       electrical breakdown/discharge,
                       ballistics, detonics combustion and
                       automated high-speed manufacturing.
Electronic Manufac-    Electronic manufacture of DRS products    - Boeing spacecraft
turing and             and turn-key manufacturing services for   - Smiths Industries for F/A-18 and AV-8B
Integration Services   other manufacturers in the aerospace,       aircraft
                       defense and space markets.                - Eastman Kodak spacecraft
                                                                 - General Motors Defense Light Armored
                                                                   Vehicle
                                                                 - Northrop Grumman
                                                                 - Lockheed Martin
                                                                 - Honeywell
                                                                 - L-3 Communications

    OTHER. "Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology and certain of our non-operating subsidiaries. DRS Ahead produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead also services and manufactures video heads used in broadcast television equipment (DRS Ahead Technology was sold on May 29, 2002. See Subsequent Events below).

BUSINESS STRATEGY

    Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

    - LEVERAGE INCUMBENT RELATIONSHIPS. We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts greatly enhances our ability to obtain additional business with existing customers. To accomplish this, we intend to continue to position ourselves as the "best value" provider for our customers. Our strong internal revenue growth rate over the past five years reflects our ability to generate repeat business from existing customers.

    - DEVELOP AND EXPAND EXISTING TECHNOLOGIES. Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on the development and commercialization of our technology. Customer-funded development contracts enable us to work with our customers to design and manufacture new systems and components, while minimizing financial risk. In fiscal year 2002, our total research and development spending was $45.8 million, with $36.2 million funded by our customers.

    - PURSUE STRATEGIC ACQUISITIONS. We plan to continue participating in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base and enhance our ability to enter new markets. Through teaming agreements, joint ventures and strategic alliances, we intend to continue to exploit specific programs and product opportunities to obtain new contracts and expand our global reach. Our recent acquisition of the Sensors and Electronic Systems business from The Boeing Company is consistent with this strategy.

    - CONTINUE TO REACT QUICKLY TO THE CHANGING DEFENSE ENVIRONMENT. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt our products, such as thermal imaging, ruggedization and communication products, to address evolving military requirements such as rapid deployment and containment of non-conventional threats such as terrorism.

    - PURSUE SELECTIVE COMMERCIAL OPPORTUNITIES. We seek to identify and pursue commercial applications for selected products and technologies where we can add value based on our related technological and manufacturing expertise. An example of this is our LADARVision-Registered Trademark-program that was developed through our Electro-Optical Systems Group.

RECENT ACQUISITIONS

    On September 28, 2001, we acquired certain assets and assumed certain liabilities of the Sensors and Electronic Systems business of The Boeing Company (SES Business), for approximately $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002, and $4.0 million in acquisition-related costs. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing Electro-Optical Systems Group operating units, as well as to a new operating unit called DRS Sensors & Targeting Systems, Inc. (DRS STS). DRS STS was created as a result of the SES Acquisition, and it is also an operating unit of EOSG.

    SES designs, manufactures and services helicopter and surface ship mounted surveillance and targeting systems designed for use by the U.S. and allied governments. SES produces state-of-the-art focal plane arrays, dewar assemblies and forward-looking infrared sensors. Key programs include:

    - Mast Mounted Sight--a sensor system mounted atop the Kiowa Warrior scout helicopter;

    - Thermal Imaging Sensor System--an electro-optical surveillance and targeting system used on surface ships;

    - Virtual Imaging System for Approach and Landing--provides aircraft carriers with imaging capabilities; and

    - Directed Infrared Countermeasures--a cooperative effort between the U.S. Department of Defense and the United Kingdom Ministry of Defense to defend aircraft against guided missile threats.

    SES' products are also used in remote sensing applications for military and commercial space missions, as well as in other classified applications.

    On August 22, 2001, we acquired certain assets and liabilities of the Electro-Mechanical Systems Unit of Lockheed Martin Corporation for approximately $4.0 million in cash, subject to adjustment. This unit now operates as DRS Surveillance Support Systems, Inc. (DRS SSS), a unit of our Electronic Systems Group, and is located in Largo, Florida. DRS SSS produces pedestals and support systems and antennae for radar and other surveillance sensor systems. This acquisition provides certain product synergies and vertical business integration opportunities for us.

SUBSEQUENT EVENTS

    On May 28, 2002, we announced that we signed a definitive agreement to acquire the assets and certain liabilities of the Navy Controls Division of Eaton Corporation (NCD) for $92.2 million in cash. We will finance the acquisition with existing cash on hand. NCD, located in Milwaukee, Wisconsin, and Danbury, Connecticut, is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, in addition to specialized customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays and specialty reactor instrumentation and control equipment. NCD will be managed as a part of our Electronic Systems Group. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to complete the acquisition in June or July of fiscal 2003.

    On May 29, 2002, we announced that we sold the assets of our DRS Ahead Technology operating unit. DRS Ahead Technology contributed approximately 2% of consolidated revenues in fiscal 2002, 2001 and 2000, and recorded operating (losses)/income of $(369,000), $70,000 and $(749,000) in fiscal 2002, 2001 and
2000, respectively. The operating unit was sold at book value.

CUSTOMERS

    We sell a significant portion of our products to agencies of the U.S. government, primarily the Department of Defense, to foreign government agencies or to prime contractors or their subcontractors. Approximately 78%, 78% and 80% of total consolidated revenues for fiscal 2002, 2001 and 2000, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. See Foreign Operations and Export Sales below for information concerning sales to foreign governments.

BACKLOG

    The following table sets forth our backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts held by us, including, for U.S. government contracts, the extent of the funded amounts under such a contract, which have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the full value of contract awards nor does it include the sales value of unexercised options that may be exercised in the future. Backlog also includes all firm orders for commercial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

                                                          MARCH 31,
                                                ------------------------------
                                                  2002       2001       2000
                                                --------   --------   --------
                                                        (IN THOUSANDS)
U.S. government...............................  $468,931   $363,777   $303,600
Foreign government............................    93,557     55,388     56,200
                                                --------   --------   --------
                                                 562,488    419,165    359,800
Commercial products...........................    32,780     37,339     28,300
                                                --------   --------   --------
                                                $595,268   $456,504   $388,100
                                                ========   ========   ========

RESEARCH AND DEVELOPMENT

    We conduct research and development programs to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and as part of customer-funded development contracts. We recorded revenues for customer-sponsored research and development of approximately $36.2 million, $32.9 million, and $23.5 million for fiscal 2002, 2001 and 2000, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Such expenditures were approximately $9.5 million, $8.0 million and $9.9 million for fiscal 2002, 2001 and 2000, respectively.

CONTRACTS

    A significant portion of our revenue is derived from strategic, long-term programs and from programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A large percentage of our revenue is derived from programs that are in the production phase. These contracts provide us with a strong basis for projecting future business and the ability to control our cost structure.

    We have a diverse business mix with limited dependence on any single program. Only one program, the AN/UYQ-70, at approximately 20%, represented more than 15% of our revenue in the year ended March 31, 2002. The AN/UYQ-70 program is diversified, with over 50 unique products manufactured under it which are used by a diverse group of ten platforms, or customers, each of which has its own budget and requirements.

    Our contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. For the fiscal year ended March 31, 2002, 87% of our revenues came from fixed-price contracts and 13% from cost-type contracts. The consistent percentage and continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. government contract portfolio.

    Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling.

    Cost-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Unlike fixed-price contracts in which we are committed to deliver without regard to cost, cost-type contracts normally obligate us to use our best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. government procurement regulations mandate lower profits for cost-type contracts because of our reduced risk. Under cost-plus-incentive-fee contracts, the incentive may be based on cost or performance. When the incentive is based on cost, the contract specifies that we are reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee and adjustment formulae are agreed upon when the contract is negotiated. In the case of performance-based incentives, we are reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, incentive contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, we are reimbursed for costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits.

    The percentages of revenues during fiscal 2002, 2001 and 2000 attributable to our contracts by contract type were as follows:

                                                          FISCAL YEARS ENDED
                                                              MARCH 31,
                                                          ------------------
                                                          2002   2001   2000
                                                          ----   ----   ----
Firm fixed-price........................................   87%    94%    88%
Cost-type...............................................   13%     6%    12%

    We negotiate for and generally receive progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts which we have not billed to customers. These amounts, approximately $20.4 million, $9.5 million and $13.7 million as March 31, 2002, 2001 and 2000, respectively, consist of costs and related profits, if any, in excess of progress payments for contracts on which revenues are recognized on a percentage-of-completion basis.

    Under accounting principles generally accepted in the United States, contract costs, including applicable general and administrative expenses, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations, incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the Federal Acquisition Regulations, are excluded from costs accumulated on U.S. government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $16.3 million and $14.5 million at March 31, 2002 and 2001, respectively.

    Our defense contracts and subcontracts are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for the contract for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed.

    Upon the termination of a contract with the U.S. government, a defense contractor is entitled to reimbursement for allowable costs and an allowance for the proportionate share of fees or earnings for the work completed if the contract was not terminated due to the contractor's default. International defense contracts generally also contain comparable provisions relating to termination at the convenience of the customer.

COMPETITION

    Our products are sold in markets containing competitors which are substantially larger than we are, devote substantially greater resources to research and development and generally have greater financial resources. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. We believe that we compete on the basis of:

    - the performance and flexibility of our products;

    - reputation for prompt and responsive contract performance;

    - accumulated technical knowledge and expertise; and

    - breadth of our product line.

    Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

    In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, the number of consolidations and mergers of defense suppliers has increased. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base and awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

PATENTS AND LICENSES

    We have patents on certain of our commercial and data recording products, semi-conductor devices, rugged computer related items, and electro-optical and focal plane array products. We have certain registered trademarks, none of which are considered significant to our current operations. We believe our patent position and intellectual property portfolio, in the aggregate, is valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

MANUFACTURING AND SUPPLIES

    Our manufacturing processes for most of our products, include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, insulated wire and cables.

    In addition, many of our products use machine castings and housings, motors and recording and reproducing heads. Many of the purchased components are fabricated to our designs and specifications. The manufacturing process for certain of our optic products includes the grinding, polishing and coating of various optical materials and the machining of metal components.

    Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. We have not experienced significant production delays attributable to supply shortages, but occasionally experience quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to our optical products, certain materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

INTERNATIONAL OPERATIONS AND EXPORT SALES

    We currently sell several of our products and services internationally, such as sales to Canada, Israel, the Republic of China, Spain, Australia, and other countries in Europe and Southeast Asia. International sales are subject to export licenses granted on a case-by-case basis by the United States Department of State. Our international contracts generally are payable in United States dollars. Export sales accounted for 10% or less of total revenues in the fiscal years ended March 31, 2001 and 2000.

    We operate outside the United States through our Flight Safety and Communications Group in Canada and the United Kingdom and through our Electronic Systems Group primarily in the United Kingdom.

    The addition of international businesses involves additional risks for us, such as exposure to currency fluctuations, future investment obligations and changes in international economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

    The names of our executive officers, their positions and offices with us, and their ages are set forth below:

NAME                             AGE                                 POSITION
----                           --------   ---------------------------------------------------------------
Mark S. Newman...............     52      Chairman of the Board, President and Chief Executive Officer
Paul G. Casner, Jr...........     64      Executive Vice President, Chief Operating Officer
Nina Laserson Dunn...........     55      Executive Vice President, General Counsel and Secretary
Robert F. Mehmel.............     39      Executive Vice President, Business Operations and Strategy
Richard A. Schneider.........     49      Executive Vice President, Chief Financial Officer and Treasurer

    MARK S. NEWMAN joined us in 1973 and was named Vice President-Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. In May 1994, Mr. Newman became the President and Chief Executive Officer of DRS and in August 1995 he became Chairman of the Board. Mr. Newman is a director of Congoleum Corporation, SSG Precision Optronics, Inc., Opticare Health Systems, Inc., the American Electronics Association, the New Jersey Technology Council and is a member of the Board of Governors of the Aerospace Industries Association.

    PAUL G. CASNER, JR. joined us in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became one of our Vice Presidents and President of the

DRS Electronic Systems Group. In 1998, he became Executive Vice President, Operations, and in May 2000 he became our Executive Vice President, Chief Operating Officer. Mr. Casner has over 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management.

    NINA LASERSON DUNN joined us as Executive Vice President, General Counsel and Secretary in July 1997. Prior to joining us, Ms. Dunn was a Director in the corporate law department of Hannoch Weisman, a Professional Corporation, where she served as our outside legal counsel. Ms. Dunn is admitted to practice law in New York and New Jersey and is a member of the American, New York State and New Jersey State Bar Associations.

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

    RICHARD A. SCHNEIDER joined us in 1999 as Executive Vice President, Chief Financial Officer and Treasurer. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 20 years of experience in corporate financial management, including ten years with NAI.

EMPLOYEES

    As of March 31, 2002, we had approximately 2,780 employees, approximately 2,330 of whom are located in the United States. None of our our employees are represented by labor unions, and we have experienced no work stoppages. Approximately 70 manufacturing employees at our Anaheim, California facility were represented by the United Autoworkers, Local 887 until April 17, 2002, when the employees voted to decertify the union. The employees were formerly employed by The Boeing Company at our Anaheim facility and represented by the union. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.

ITEM 2. PROPERTIES

    We lease the following properties:

                                                                                 APPROXIMATE
                                                                                   SQUARE         LEASE
LOCATION                                     ACTIVITIES              DIVISION      FOOTAGE     EXPIRATION
--------                          --------------------------------   ---------   -----------   -----------
Parsippany, New Jersey..........  Corporate Headquarters             Corporate      18,900     Fiscal 2011
Arlington, Virginia.............  Administrative                     Corporate       4,300     Fiscal 2007
Mineral Wells, Texas............  Administrative, Engineering and    Corporate      40,000     Fiscal 2008
                                  Product Development
Gaithersburg, Maryland..........  Administrative, Engineering and    ESG            42,500     Fiscal 2006
                                  Manufacturing
Johnstown, Pennsylvania.........  Administrative and Manufacturing   ESG           130,000     Fiscal 2011
San Diego, California...........  Engineering Support Services       ESG             7,200     Fiscal 2005
Chesapeake, Virginia............  Field Service and Engineering      ESG            22,000     Fiscal 2005
                                  Support
Columbia, Maryland..............  Administrative, Engineering and    ESG            25,000     Fiscal 2007
                                  Manufacturing
Farnham, Surrey, United
  Kingdom.......................  Administrative, Engineering and    ESG            26,000     Fiscal 2015
                                  Manufacturing
Gaithersburg, Maryland..........  Administrative, Engineering and    ESG            10,700     Fiscal 2008
                                  Product Development
Palm Bay, Florida...............  Administrative, Engineering and    EOSG           85,200     Fiscal 2011
                                  Manufacturing
Melbourne, Florida..............  Administrative, Engineering and    EOSG          104,800     Fiscal 2011
                                  Manufacturing
Dallas, Texas...................  Administrative, Engineering and    EOSG          117,000     Fiscal 2008
                                  Manufacturing
Torrance, California............  Administrative, Engineering and    EOSG           33,800     Fiscal 2009
                                  Manufacturing
Anaheim, California.............  Administrative, Manufacturing      EOSG           61,200     Fiscal 2003
                                  and Engineering
Anaheim, California.............  Administrative, Manufacturing      EOSG          106,500     Fiscal 2003
                                  and Engineering
Nepean, Ontario, Canada.........  Administrative and Engineering     FSCG           21,200     Fiscal 2004
Kanata, Ontario, Canada.........  Administrative and Engineering     FSCG           62,000     Fiscal 2012
Wyndmoor, Pennsylvania..........  Administrative and Manufacturing   FSCG           92,200     Fiscal 2009
Oakland, New Jersey.............  Administrative, Engineering and    FSCG           61,000     Fiscal 2008
                                  Manufacturing
San Jose, California............  Administrative, Product            Other          32,000     Fiscal 2006
                                  Development and Manufacturing

We own the following properties:

                                                                                              APPROXIMATE
                                                                                                SQUARE
LOCATION                                               ACTIVITIES                  DIVISION     FOOTAGE
--------                                 ---------------------------------------   --------   -----------
Largo, Florida.........................  Administrative and Manufacturing          ESG          120,000
Carleton Place, Ontario, Canada........  Administrative and Manufacturing          FSCG         128,500
Tring, Hertfordshire, United Kingdom...  Administrative, Engineering and           FSCG           7,500
                                         Manufacturing

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

ITEM 3. LEGAL PROCEEDINGS

    We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

    In April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of DRS Photronics, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of its then employees. On May 17, 2002, DRS Photronics announced that it had entered into a global settlement with the government, resolving all potential allegations related to the investigation. Under the terms of the settlement, DRS Photronics agreed to pay $2.5 million in restitution and pleaded guilty to a violation of the False Claims Act.

    We are currently involved in a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. On January 11, 2002, we were notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of March 31, 2002, we had accrued approximately $3.9 million, including interest, associated with the potential award. On February 5, 2002, we filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice.

    On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement, which superseded plaintiffs' original complaint. Although this action is in its early stages, we believe we have meritorious defenses and we do not believe the action will have a material adverse effect on our earnings or financial condition.

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

    Effective April 30, 2002, the Company's Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol "DRS". Prior to April 30, 2002, the Company's Common Stock traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low reported sale price per share for DRS's Common Stock.

                                                  FISCAL 2002           FISCAL 2001
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $23.65     $14.50     $12.25     $ 9.88
Second Quarter..............................   $40.00     $18.50     $16.25     $10.25
Third Quarter...............................   $46.10     $29.80     $16.50     $12.63
Fourth Quarter..............................   $43.10     $33.20     $18.90     $12.25

    The closing sale price of our Common Stock as reported by the New York Stock Exchange on June 20, 2002 was $42.35 per share. As of that date there were 459 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED MARCH 31,
                                                ----------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
Summary of Earnings
  Revenues....................................  $517,200   $427,606   $391,467   $265,849   $180,750
  Operating income............................  $ 49,769   $ 37,531   $ 26,178   $ 15,301   $ 14,419
  Earnings from continuing operations before
    income taxes and extraordinary item.......  $ 38,361   $ 24,954   $ 12,832   $  5,780   $  9,706
  Earnings from continuing operations before
    extraordinary item........................  $ 20,331   $ 11,978   $  7,661   $  3,865   $  6,634
  Net earnings................................  $ 20,331   $ 11,978   $  4,310   $    680   $  6,372
Per-Share Data from Continuing
  Operations(1),(2)
  Basic earnings per share....................  $   1.52   $   1.14   $   0.83   $   0.58   $   1.18
  Diluted earnings per share..................  $   1.41   $   1.01   $   0.76   $   0.57   $   0.96
Summary of Financial Position
  Working capital.............................  $165,237   $ 43,686   $ 21,384   $ 13,491   $ 42,126
  Property, plant and equipment, net..........  $ 50,481   $ 37,639   $ 29,006   $ 32,124   $ 20,783
  Total assets................................  $601,091   $334,940   $320,098   $329,639   $162,813
  Long-term debt, excluding current
    installments..............................  $138,060   $ 75,076   $ 97,695   $102,091   $ 56,532
  Total stockholders' equity..................  $257,235   $111,947   $ 78,184   $ 73,442   $ 44,335
Financial Ratios and Supplemental Information
  EBIT(3).....................................  $ 48,171   $ 36,213   $ 25,232   $ 14,787   $ 14,554
  EBITDA(3)...................................  $ 61,960   $ 52,338   $ 42,302   $ 26,388   $ 20,742
  Free cash flow(4)...........................  $ 14,266   $ 17,690   $  1,217   $  8,527   $ (6,516)
  Net cash provided by (used in) operating
    activities................................  $ 27,849   $ 33,875   $  7,427   $ 15,081   $   (257)
  Capital expenditures........................  $ 13,583   $ 16,185   $  6,210   $  6,554   $  6,259
  Depreciation and amortization...............  $ 13,789   $ 16,245   $ 17,070   $ 11,601   $  6,188
  Internal research and development...........  $  9,535   $  8,027   $  9,867   $  5,104   $  3,919
  Net debt(5).................................  $ 21,713   $ 79,969   $ 99,616   $ 97,904   $ 54,352
  Interest coverage ratio(6)..................      5.7x       4.6x       3.4x       2.8x       4.1x
  Long-term debt to total capitalization......      35.1%      42.2%      51.9%      56.6%      56.4%
  Long-term debt to EBITDA....................      2.4x       1.6x       2.4x       4.1x       3.0x
  Net debt to EBITDA..........................      0.4x       1.5x       2.3x       3.7x       2.6x

--------------------------

 (1) Earnings per share and financial ratios from continuing operations are presented and calculated before extraordinary item in fiscal 1999.

 (2) No cash dividends have been distributed in any of the years in the five-year period ended March 31, 2002.

 (3) Earnings from continuing operations before extraordinary item, net interest and related expenses (primarily amortization of debt issuance costs), income taxes (EBIT), depreciation and amortization (EBITDA). EBIT and EBITDA are not substitutes for operating income, net earnings or cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States of America, or as a measure of our profitability or liquidity. We present EBIT and EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBIT and EBITDA, as we define them, may differ from similarly named measures used by other entities.

 (4) Net cash provided by (used in) operating activities less capital expenditures.

 (5) Long-term debt net of cash balance.

 (6) Ratio of EBITDA to interest and related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of March 31,2002 and 2001, and for each of the fiscal years in the three-year period ended March 31, 2002. This discussion should be read in conjunction with the audited consolidated financial statements and related notes.

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

OVERVIEW

    We are a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and consumer markets. Incorporated in 1968, DRS has served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, ruggedized computers, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as the DDG-51 Aegis destroyer, the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the OH-58D Kiowa Warrior helicopter, the AH-64 Apache helicopter and the F/A-18E/F Super Hornet jet fighter, as well as in other military and non-military applications.

    We have increased our annual revenues and operating income at compounded annual growth rates of 31% and 34%, respectively, over the last five years. In addition, from fiscal 2001 to fiscal 2002, operating income increased approximately 33% and net earnings increased approximately 70%. For the year ended March 31, 2002, we generated sales of $517.2 million and operating income of $49.8 million.

    Funded backlog increased substantially in fiscal 2002, primarily as a result of our acquisitions. At March 31, 2002, our funded backlog was approximately $595.3 million, an increase of 30% from March 31, 2001. As of March 31, 2002, approximately 53% and 23% of our backlog related to products and services for the U.S. Army and U.S. Navy, respectively, as compared with 41% and 30% at March 31, 2001.

COMPANY ORGANIZATION AND PRODUCTS

    We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other.

    Our Electronic Systems Group (ESG) is a supplier of computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, radar support and antennae systems, acoustic signal processing and display equipment, and combat control systems. The Group's products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in U.S. Army and international battlefield digitization programs

    ESG provided $206.6 million, or 40% of total sales, for the year ended March 31, 2002.

    Our Electro-Optical Systems Group (EOSG) produces systems and subsystems for infrared night vision and targeting on the U.S. Army's Abrams Main Battle Tanks, Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, Aegis destroyers and cruisers, and High-Mobility Multipurpose Wheeled Vehicle Scouts. EOSG designs, manufactures and markets these and other products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. The Group is one of two key suppliers to the U.S. government for advanced focal plane array technology. In addition to the Group's military applications, EOSG also manufactures electro-optical modules for commercial devices used in corrective laser eye surgery and provides system integration for retinal scanning and imaging devices.

    EOSG provided $208.2 million, or 40% of total sales, for the year ended March 31, 2002.

    Our Flight Safety and Communications Group (FSCG) is a manufacturer of airborne deployable recorders and surveillance and communications systems. FSCG's products are used by U.S. and international militaries, as well as commercial customers. FSCG produces integrated naval ship communications systems, information management systems, mission recorders, coastal and border radar surveillance systems, ultra high-speed digital imaging systems for F/A-18 aircraft and industrial purposes, and multi ple-platform weapons calibration systems for air platforms, such as the AH-64 Apache attack helicopter and the AC-130U gunship. FSCG also provides electronics manufacturing services to the defense and space industries.

    FCSG provided $93.2 million, or 18% of total sales, for the year ended March 31, 2002.

    Other includes the activities of DRS Corporate Headquarters, DRS Ahead Technology and certain non-operating subsidiaries of the Company. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment (DRS Ahead Technology was sold on May 29, 2002. See "Subsequent Events").

SUBSEQUENT EVENTS

    On May 28, 2002, we announced that we signed a definitive agreement to acquire the assets and certain liabilities of the Navy Controls Division of Eaton Corporation (NCD) for $92.2 million in cash. We will finance the acquisition with existing cash on hand. NCD, located in Milwaukee, Wisconsin, and Danbury, Connecticut, is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, in addition to specialized customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays and specialty reactor instrumentation and control equipment. NCD will be managed as a part of our Electronic Systems Group. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to complete the acquisition in June or July of fiscal 2003.

    On May 29, 2002, we announced that we sold the assets of our DRS Ahead Technology operating unit. DRS Ahead Technology contributed approximately 2% of consolidated revenues in fiscal 2002,

2001 and 2000, and recorded operating (losses)/income of $(369,000), $70,000 and $(749,000) in fiscal 2002, 2001 and 2000, respectively. The operating unit was sold at book value.

DISCONTINUED OPERATIONS

    On May 18, 2000, our Board of Directors approved an agreement to sell our magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria. These operations produced primarily magnetic tape recording heads for transaction products that read data from magnetic cards, tapes and ink. In fiscal 2000, in anticipation of the sale, we recorded a $2.1 million charge, net of tax, on the disposal of these operations. The magnetic tape head business units recorded a $1.3 million loss from discontinued operations for the fiscal year ended March 31, 2000. On August 31, 2000, we completed the sale of these business units. The sale of the magnetic tape head business was a strategic decision by us to focus our resources on our core defense businesses. All financial information presented in this discussion and analysis reflects these business units as discontinued operations.

BUSINESS COMBINATIONS

    The following summarizes certain business combinations and transactions we completed which significantly affect the comparability of the period-to-period results presented in this discussion and analysis.

    The acquisitions discussed below have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses were included in our reported operating results from their respective effective dates of acquisition.

    FISCAL 2002 TRANSACTIONS On September 28, 2001, we acquired certain assets and liabilities of the Sensors and Electronic Systems business of The Boeing Company (SES business). We paid approximately $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002, and $4.0 million in acquisition-related costs. Based upon preliminary allocations, we have estimated the goodwill and acquired intangible assets to be approximately $64.6 million and $14.0 million, respectively. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Critical Accounting Policies below), goodwill is no longer amortized. The acquired intangible assets with finite lives are being amortized on a straight-line basis over approximately 17 years. The purchase price allocation is subject to change, as we are in the process of refining our estimates to complete on certain acquired contracts. We will finalize the purchase price allocation in the second quarter of fiscal 2003.

    SES, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing Electro-Optical Systems Group operating units, as well as to a new operating unit called DRS Sensors & Targeting Systems, Inc. (DRS STS). DRS STS was created as a result of the SES acquisition, and it is also an operating unit of EOSG. This acquisition broadens the product lines and customer base of EOSG, particularly in those areas associated with naval and air-based applications, and provides a strong complement to our existing products in ground-based Forward Looking Infrared technology.

    On August 22, 2001, we acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for approximately $4.0 million in cash, subject to adjustment, and approximately $300,000 in acquisition-related costs. This unit now operates as DRS Surveillance Support Systems, Inc. (DRS SSS), a unit of our Electronic Systems Group, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems. This acquisition provides certain product synergies and vertical business integration opportunities for us.

    FISCAL 2001 TRANSACTION On June 14, 2000, we acquired the assets of General Atronics Corporation for $7.5 million in cash and $4.0 million in stock (approximately 355,000 shares of our common stock), and approximately $420,000 in acquisition-related costs. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC, the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. We recorded approximately $6.8 million of goodwill in connection with this acquisition.

    FISCAL 2000 TRANSACTION On July 21, 1999, we acquired Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd., for approximately $7.8 million in cash. The company designs and develops rugged computers and peripherals primarily for military applications. We recorded approximately $8.7 million in goodwill in connection with this acquisition.

    We selectively target acquisition candidates that complement or expand our product lines, services or technical capabilities. We continue to seek acquisition opportunities consistent with our overall business strategy.

RESTRUCTURING

    During the third and fourth quarters of fiscal 2000, we announced plans to restructure our operations, which resulted in restructuring charges totaling approximately $2.2 million. Our restructuring initiatives impacted our FSCG operating segment and DRS Corporate. FSCG recorded restructuring charges totaling approximately $1.6 million at its DRS Photronics, Inc., DRS Hadland Ltd. and DRS Precision Echo, Inc. operating units for facility consolidation, severance and other employee-related costs. In addition, DRS Corporate recorded a restructuring charge of approximately $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred.

                                  LIABILITY AT     FISCAL 2001   UTILIZED IN    LIABILITY AT     UTILIZED IN    LIABILITY AT
                                 MARCH 31, 2000      CHARGES     FISCAL 2001   MARCH 31, 2001    FISCAL 2002   MARCH 31, 2002
                                 ---------------   -----------   -----------   ---------------   -----------   ---------------
                                                                        (IN THOUSANDS)
Estimated lease commitments and
  related facility costs.......       $  328           $525          $396            $457            $372            $85
Severance/employee costs.......          690             --           434             256             256             --
                                      ------           ----          ----            ----            ----            ---
  Total........................       $1,018           $525          $830            $713            $628            $85
                                      ======           ====          ====            ====            ====            ===

    In the third quarter of fiscal 2001, we revised estimate relating to our facility consolidation efforts and recorded an additional charge of $525,000 at FSCG. table above reconciles the restructuring liability at March 31, 2000 to the restructuring liability at March 31, 2002 The balance of the restructuring liability at March 31, 2002 will be utilized in the first quarter of fiscal 2003.

CRITICAL ACCOUNTING POLICIES

    The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

    The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

    We have identified the following accounting policies as critical to us:

    REVENUE RECOGNITION ON CONTRACTS AND CONTRACT ESTIMATES Revenues related to long-term, firm fixed-price contracts, which principally provide for the manufacture and delivery of finished units, are recognized as shipments are made and, in certain circumstances, when all applicable revenue recognition criteria are met, prior to shipment to the customer. The estimated profits applicable to shipments are recorded pro rata based upon estimated total profit at completion of the contracts.

    Revenues on contracts with significant engineering as well as production requirements are recorded using the percentage-of-completion method measured by the costs incurred on each contract to estimated total contract costs at completion (cost-to-cost) with consideration given for risk of performance and estimated profit.

    Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs.

    Recognition of profit on long-term contracts requires estimates of: the contract value or total contract revenue; the total cost at completion; and the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Due to the long-term nature of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, and the recoverability of claims included in any estimate to complete.

    We review cost performance and estimates to complete on our ongoing and acquired contracts at least quarterly and in many cases more frequently. If the estimated cost to complete a contract changes from the previous estimate, we will record a positive or negative adjustment to earnings in the current period. We record contracts acquired in connection with a business combination at remaining contract value less our estimate of costs to complete and a profit margin commensurate with the profit margin we earn on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations.

    We provide for future warranty costs upon product delivery with warranty periods generally ranging up to one year. Because our products are manufactured, in many cases, to customer specifications requiring significant engineering, we historically have experienced minimal warranty costs. We expect that this trend will continue.

    We often enter into contracts that provide for significant engineering as well as the production of finished units with the expectation that we will incur substantial up-front costs to engineer the product to meet customer specifications. These arrangements typically provide us the opportunity to be awarded add-on contracts requiring the delivery of additional finished units. Our ability to recover up-front costs and earn a reasonable overall profit margin often is contingent on our ability to recover the up-front costs over multiple deliverable awards. Prior to entering into such arrangements, we estimate the amount of up-front costs to be incurred and evaluate the likelihood of being awarded the add-on contracts. Inaccurate estimates of upfront costs, coupled with the failure to obtain or delays in obtaining add-on contracts, could have a material effect on the timing of revenue and/or profit recognition.

    GOODWILL AND INTANGIBLE ASSETS In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but tested for impairment annually. SFAS 142 also requires the amortization of identifiable intangible assets with finite lives, although the statement no longer limits the amortization period to 40 years. Identifiable intangible assets that are subject to amortization are to be tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" (see Long-lived Assets and Intangible Assets below). As of March 31, 2002, we had $142.6 million of net goodwill and $34.1 million of net acquired identifiable intangible assets subject to amortization and no identifiable intangible assets with indefinite lives. In accordance with SFAS 142, goodwill is to be tested for impairment at a level of reporting referred to as a "reporting unit."

    We elected to early-adopt the provisions of SFAS 142 as of April 1, 2001 and have identified our reporting units to be our operating segments. We have determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. In connection with our adoption of SFAS 142, we were required to perform a transitional goodwill impairment assessment within six months of adoption. We completed the transitional goodwill impairment assessment with no adjustment to the carrying value of our goodwill as of April 1, 2001. The annual impairment test is performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our annual impairment test with no adjustment to the carrying value of our goodwill as of March 31, 2002.

    The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should our estimates and assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record an impairment loss to our goodwill in future periods and such impairment loss could be material. We estimate the fair value of our reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating an average of the three extended market values.

    LONG-LIVED ASSETS AND ACQUIRED INTANGIBLE ASSETS We assess the recoverability of our long-lived assets and acquired identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

    - Significant under performance relative to expected historical performance or projected future operating results;

    - Significant changes in the manner or use of the acquired assets or the strategy of our overall business;

    - Significant adverse changes in the business climate in which we operate;
      and

    - Loss of a significant contract.

    If we determine that the carrying value of the long- lived assets and identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on the projected undiscounted cash flows, less the carrying amount of the asset. If the expected future cash flows were less than the carrying value of the asset, we would record an impairment loss based on the difference between the estimated fair value and the carrying value.

    VALUATION OF DEFERRED TAX ASSETS AND LIABILITIES At March 31, 2002, we had net deferred tax assets of $13.9 million representing net operating loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2002, we have provided a $5.4 million valuation allowance against our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our net deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

    MANAGEMENT ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent expenses during the reporting period. Some of the more significant estimates made by management involve percentage of completion on long-term contracts, recoverability of long-lived and intangible assets, and the valuation of deferred tax assets and liabilities, as discussed above. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories and for litigation and contingencies.

    A substantial majority of our revenues and, consequently, our outstanding accounts receivables are directly or indirectly with the United States government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our other commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations in the future.

    Our inventory consists of work-in-process, raw materials and finished goods, including subassemblies principally for use in our products. We continually evaluate the adequacy of our reserves on our raw materials and finished goods inventory by reviewing historical rates of scrap, on-hand quantities, as compared with historical and projected usage levels and other anticipated contractual requirements.

    We record a liability pertaining to pending litigation based on our best estimate of potential loss, if any, or at the minimum end of the range of loss in circumstances where the range of loss reasonably can be estimated. Because of uncertainties surrounding the nature of litigation and the cost to us, if any, we continually revise our estimated losses as additional facts become known.

RESULTS OF OPERATIONS

    Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2001

    Revenues and operating income for the year ended March 31, 2002 were $517.2 million and $49.8 million, respectively, increasing approximately
$89.6 million and $12.2 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven by our fiscal 2002 second quarter acquisitions of the SES business and DRS SSS, increased shipments of our second generation infrared sighting and targeting systems, and combat display workstations, as well as a complete fiscal year of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001. The 33% increase in operating income was due primarily to the overall increase in revenues and the impact of our fiscal 2002 first quarter adoption of SFAS 142 (see Note 3 of Notes to Consolidated Financial Statements). In accordance with the provisions of these standards, we ceased amortizing goodwill effective April 1, 2001. The adoption of SFAS 142 contributed approximately $4.7 million to our fiscal 2002 operating income. Had SFAS 142 been effective in the prior year, our operating income would have been $5.3 million higher for the year ended March 31, 2001. Partially offsetting the increase in operating income was the impact of certain charges at our operating segments (see discussion of operating segments below for additional information).

    Interest income increased approximately $942,000 to $1.1 million for the year ended March 31, 2002, as compared with the prior fiscal period. The increase in interest income reflects a higher average cash and cash equivalents balance in fiscal 2002, due to our secondary common stock offering in the third quarter of this fiscal year.

    Interest and related expenses decreased approximately $507,000 for the year ended March 31, 2002, as compared with the prior fiscal year period. The decrease in interest expense in fiscal 2002 was primarily the result of an overall decrease in average working capital borrowings outstanding during the year, the favorable impact of the conversion of all of our 9% Senior Subordinated Convertible Debentures during the second half of fiscal 2001 and an overall decrease in weighted average interest rates in fiscal 2002, as compared with fiscal 2001. The overall decrease in average working capital borrowings in fiscal 2002 was due to our repayments of amounts outstanding under our revolving credit line with proceeds from our secondary common stock offering. As of March 31, 2002, we had no borrowings outstanding under our revolving credit facility. Partially offsetting the overall decrease in interest and related expenses were interest charges of approximately $1.6 million associated with actual and estimated working capital adjustments in connection with certain previous acquisitions (See Note 3 of Notes to Consolidated Financial Statements).

    Minority interest was approximately $1.6 million and $1.4 million in fiscal 2002 and 2001, respectively. The increase was due to higher operating income generated by ESG's DRS Laurel Technologies unit, in which we have an 80% interest.

    The provision for income taxes for the year ended March 31, 2001 reflects an annual estimated effective income tax rate of approximately 47%, as compared with 52% in the prior fiscal year. The decrease in our effective tax rate is primarily due to the cessation of goodwill amortization pursuant to the adoption of SFAS 142. It is anticipated that our effective tax rate will decline moderately in future years as we continue to grow.

    EBITDA for the year ended March 31, 2002 was $62.0 million, an increase of approximately 18% over the prior fiscal year. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States of America, or as measures of our profitability or liquidity. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA, as we define it, may differ from similarly named measures used by other entities.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000

    Revenues and operating income for the year ended March 31, 2001 increased approximately $36.1 million and $11.4 million, respectively, as compared with the prior fiscal year. The increase in revenues was primarily attributable to increased shipments of infrared detectors, search and navigation radar systems, increased volume in electro-optical contract manufacturing and military display workstation engineering services, as well as $17.8 million in revenues from our fiscal 2001 acquisition of DRS Communications Company. These increases in revenues were partially offset by a decrease in shipments of certain rugged computers and peripherals in Europe, decreased orders for high-speed cameras and later-than-anticipated orders received for certain mission data recording systems. The 43% increase in operating income was driven by the overall increase in revenues, $1.6 million contributed by DRS Communications Company and the year-over-year net impact of changes in estimated profitability on certain long-term contracts. Partially offsetting the fiscal 2001 increase in operating income was the impact of certain charges at our operating segments (see discussion of operating segments below for additional information).

    Interest and related expenses decreased approximately $1.1 million for the year ended March 31, 2001, as compared with the corresponding prior-year period. This decrease was primarily the result of a 56% decrease in average working capital borrowings outstanding during the year ended March 31, 2001, as compared with the corresponding prior-year period and the favorable impact of the fiscal 2001 conversion of $19.1 million of our previously outstanding 9% Senior Subordinated Convertible Debentures into approximately 2.2 million shares of our common stock. Partially offsetting the decrease in interest expense was a non-cash charge of $305,000 relating to the conversion of $8.7 million of the debentures during the second quarter of fiscal 2001.

    Our effective tax rate from continuing operations was 52% and 40% in the fiscal years ended March 31, 2001 and 2000, respectively. The increase in the effective tax rate for fiscal 2001 was primarily due to the following: the continued increase in domestic earnings, which are taxed at higher overall rates in comparison with our foreign tax jurisdictions; losses in our U.K. operations for which the full tax benefit has not yet been recognized; the effects of non-deductible goodwill and lobbying expenses; and the impact of certain domestic and foreign tax benefits utilized in fiscal 2000.

    Minority interest was approximately $1.4 million and $1.3 million in fiscal 2001 and 2000, respectively. The increase was due to higher operating income generated by ESG's DRS Laurel Technologies unit, in which we have an 80% interest.

    EBITDA for the year ended March 31, 2001 was $52.5 million, an increase of approximately 24% over the prior fiscal year.

OPERATING SEGMENTS

    The following tables set forth, by operating segment, revenues, operating income, operating margin, depreciation and amortization, and the percentage increase or decrease of those items, as compared with the prior period:

                                                                                  PERCENT CHANGES
                                             YEAR ENDED MARCH 31,              ----------------------
                                     ------------------------------------      2002 VS.      2001 VS.
                                       2002          2001          2000          2001          2000
                                     --------      --------      --------      --------      --------
                                                          (DOLLARS IN THOUSANDS)
ESG
Revenues*..........................  $206,617      $186,474      $187,794        10.8%          (0.7)%
Operating income...................  $ 18,053      $ 15,336      $ 14,593        17.7%           5.1%
Operating margin...................       8.7%          8.2%          7.8%        6.2%           5.8%
Depreciation and amortization......  $  1,914      $  3,447      $  3,813       (44.5)%         (9.6)%
EOSG
Revenues*..........................  $208,221      $148,162      $130,661        40.5%          13.4%
Operating income...................  $ 27,365      $ 23,646      $ 13,893        15.7%          70.2%
Operating margin...................      13.1%         16.0%         10.6%      (17.7)%         50.1%
Depreciation and amortization......  $  7,153      $  6,972      $  7,336         2.6%          (5.0)%
FSCG
Revenues*..........................  $ 93,153      $ 83,319      $ 64,656        11.8%          28.9%
Operating income...................  $  5,090      $   (747)     $    273       781.4%        (373.6)%
Operating margin...................       5.5%         (0.9)%         0.4%      709.5%        (312.3)%
Depreciation and amortization......  $  2,907      $  4,029      $  3,632       (27.8)%         10.9%
OTHER
Revenues*..........................  $  9,209      $  9,651      $  8,356        (4.6)%         15.5%
Operating (loss)...................  $   (739)     $   (704)     $ (2,581)       (5.0)%         72.7%
Operating margin...................      (8.0)%        (7.3)%       (30.9)%     (10.0)%         76.4%
Depreciation and amortization......  $  1,815      $  1,797      $  2,289         1.0%         (21.5)%

------------------------

*   Revenues are net of intersegment eliminations.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2001

    ELECTRONIC SYSTEMS GROUP Revenues increased $20.1 million, or 11%, to $206.6 million in fiscal 2002, as compared with the corresponding prior-year period. Operating income increased $2.7 million, or 18%, to $18.1 million. Revenues increased primarily as a result of internal growth from our combat display workstations and components, as well as the inclusion of $8.0 million of revenue contributed by DRS SSS, which we acquired during the second quarter of fiscal 2002. These increases were partially offset by decreases in revenues from certain search and navigation radar systems and rugged computers and peripherals sold to international militaries. The increase in fiscal 2002 operating income resulted from the net increase in revenues and the favorable impact of the elimination of $1.8 million in goodwill amortization due to the adoption of SFAS 142, partially offset by operating margin decreases on certain search and navigation radar systems. DRS SSS contributed $926,000 to fiscal 2002 operating income. Had SFAS 142 been effective in the prior fiscal year, ESG's fiscal 2001 operating income would have been $1.9 million higher.

    ELECTRO-OPTICAL SYSTEMS GROUP Revenues increased $60.1 million, or 41%, to $208.2 million in fiscal 2002, as compared with the corresponding prior-year period. Operating income increased $3.7 million to $27.4 million. The increase in revenues was driven by growth in our second generation infrared targeting and imaging systems programs and $45.1 million in revenues generated by programs acquired with our purchase of the SES business at the end of the second quarter of fiscal 2002. The increase in fiscal 2002 operating income, as compared with the corresponding prior-year period, was primarily due to $4.3 million of operating income contributed by the SES business, as well as the positive impact of the elimination of $1.5 million of goodwill amortization. Fiscal 2002 and 2001 operating income reflects $1.7 million and $7.0 million, respectively, of net favorable program adjustments on certain long-term programs. Had SFAS 142 been effective in the prior fiscal year, EOSG's fiscal 2001 operating income would have been $2.1 million higher.

    FLIGHT SAFETY & COMMUNICATIONS GROUP Revenues increased $9.8 million, or 12%, to $93.2 million in fiscal 2002, as compared with the corresponding prior-year period. Operating income increased $5.8 million to $5.1 million. The revenue increase was driven primarily by the inclusion of a full year of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001, greater volume of contract manufacturing services, and shipments of infrared search and tracking systems. The year-over-year growth in operating income was a result of the overall increase in revenues and the elimination of $1.4 million of goodwill amortization. Fiscal 2002 operating income reflects charges of $2.5 million, $1.3 million and $1.2 million for the settlement of litigation (see Industry/Business Considerations below), cost growth on a mission data recorder program and costs incurred in connection with closing FSCG's Santa Clara, California production and engineering facility, respectively. Fiscal 2001 charges of $4.2 million included accruals for a contract pricing dispute, which was settled in the first quarter of fiscal 2003, and certain program issues (see FSCG prior-year discussion below). Had SFAS 142 been effective in the prior fiscal year, FSCG's fiscal 2001 operating income would have been $1.3 million higher.

    OTHER Revenues in fiscal 2002 decreased 5%, as compared with the corresponding prior-year period. The overall fiscal 2002 operating loss was relatively flat, as compared with fiscal 2001. Fiscal 2001 operating income included a $1.1 million charge for a potentially uncollectible note receivable. DRS Ahead Technology, an operating unit included in "Other", was sold on May 29, 2002 (see Subsequent Events above).

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000

    ELECTRONIC SYSTEMS GROUP Our Electronic Systems Group's revenues decreased $1.3 million, or 1%, to $186.5 million in fiscal 2001, as compared with the corresponding prior-year period. Lower revenues for the year ended March 31, 2001 were due primarily to a decrease in shipments of certain rugged computers and peripherals in the U.K. This decrease was partially offset by increases in revenues from shipments of search and navigation radar systems and military display workstations, in addition to engineering services for display workstation product lines. Operating income and operating margin increased 5% and 6%, respectively, in fiscal 2001, as compared with the prior fiscal year. The increases in operating income and operating margin were driven by a change in product mix to higher margin programs, coupled with operating efficiencies and the cost savings derived from the closure of the Longmont, Colorado production facility. The Longmont facility ceased operations on March 31, 2000, and production was moved into our new electronic manufacturing facility in Johnstown, Pennsylvania in fiscal 2001.

    ELECTRO-OPTICAL SYSTEMS GROUP Our Electro-Optical Systems Group's revenues increased $17.5 million, or 13%, to $148.2 million in fiscal 2001, as compared with the corresponding prior-year period. The increase in revenues was driven by increased volume in commercial electro-optical contract manufacturing and shipments of infrared detectors and fire control systems. Operating income increased $9.8 million in fiscal 2001, as compared with the prior fiscal year. The increase in operating income reflected the increase in revenues and the impact of $8.3 million in favorable program adjustments recorded in fiscal 2001 on certain long-term production programs. Estimates to complete these programs were revised to reflect lower-than-anticipated overhead costs and the benefit of certain productivity improvements. EOSG recorded a $2.9 million favorable adjustment on a long-term production contract in fiscal 2000. Estimates to complete this contract were revised in the third quarter of fiscal 2000 to reflect the benefit of management's efforts to reduce overall production costs, primarily by identifying and procuring certain materials and subassemblies from alternate suppliers. The benefits of management's cost reduction initiatives began to be realized in the third quarter of fiscal 2000, as shipments of certain units commenced, and in fiscal 2001, with increased quantities of units shipped. Partially offsetting these increases were fiscal 2001 charges of $1.3 million for changes in estimates on certain long-term production programs. Fiscal 2000 operating income reflected charges of $1.3 million for certain product warranty reserves and additional development costs for a commercial product line.

    FLIGHT SAFETY AND COMMUNICATIONS GROUP Our Flight Safety and Communications Group's revenues increased $18.7 million, or 29%, to $83.3 million in fiscal 2001, as compared with the corresponding prior-year period. The increase in revenues was primarily attributable to the acquisition of DRS Communications Company at the end of the first quarter of fiscal 2001, as well as continued growth in FSCG's electronic manufacturing and shipboard communications systems businesses. In the year ended March 31, 2001, DRS Communications Company contributed to the FSCG operating segment $17.8 million in revenues. The increase in revenues was partially offset by decreased orders for this group's high-speed digital cameras and temporarily delayed orders for certain mission data recording systems. Operating income decreased $1.0 million in fiscal 2001, as compared with the prior fiscal year. The decrease in operating income was attributed to several factors: a $1.3 million charge in the third quarter of fiscal 2001 for estimated excess inventories associated with a specific product line for which the anticipated future sales are less than previously estimated; a $1.0 million charge for a contract pricing dispute between us and a prime contractor on a U.S. Navy program; a charge of $1.9 million for additional costs incurred to complete the development of a new mission data recording system for the U.S. Navy; $525,000 for additional costs expected to be incurred in connection with a manufacturing facility in Oakland, New Jersey that was vacated during fiscal 2000; less favorable absorption of fixed operating expenses associated with lower production volumes for certain mission data recording systems and high-speed digital cameras; and lower over all profit margins in FSCG's electronic manufacturing business. In an effort to reduce costs and take advantage of certain manufacturing efficiencies, we announced in April 2001 the closure of our Santa Clara, California facility and the moving of its production and engineering operations to other DRS facilities. Partially offsetting the fiscal 2001 decrease in operating income was the positive effect of DRS Communications Company, which contributed $1.6 million in operating income to FSCG for the fiscal year ended March 31, 2001.

    OTHER Revenues increased $1.3 million in fiscal 2001, as compared with the corresponding prior-year period. The increase in revenues was primarily due to increased shipments of components used to manufacture disk drive media. This revenue growth resulted from certain improvements and opportunities in the computer disk drive marketplace and improved marketing of DRS Ahead Technology's products and services.

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

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS The following table provides our cash flow data for the fiscal years ended March 31, 2002, 2001 and 2000:

                                                     YEAR ENDED MARCH 31,
                                                ------------------------------
                                                  2002       2001       2000
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Net cash provided by operating activities.....  $ 27,849   $ 33,875   $  7,427
Net cash used in investing activities.........  $(84,943)  $(19,260)  $(14,956)
Net cash provided by (used in) financing
activities....................................  $172,565   $(16,056)  $  2,245

    OPERATING ACTIVITIES For the fiscal year ended March 31, 2002, we generated $27.8 million of operating cash flow, $6.0 million less than the $33.9 million reported in fiscal year 2001. Cash provided by earnings, net of adjustments for non-cash items, increased $4.9 million to $37.3 million from the $32.3 million reported during the prior year. Increases in our net operating assets and liabilities used approximately $9.4 million of cash during the current year, as compared with the approximately $1.5 million of cash provided in the prior year. During fiscal 2002, we used cash to build inventories to meet customer requirements, offset in part, by increases in certain current liabilities used to acquire and build those inventories and increases in advanced payments from customers.

    For the fiscal year ended 2001, operating cash flow increased $26.4 million to $33.9 million, up from $7.4 million reported in fiscal 2000. Cash provided by earnings, net of adjustments for non-cash items, increased $4.4 million to $32.3 million from the $27.9 million reported during the prior year. Decreases in our net operating assets and liabilities provided approximately $1.5 million of cash during the year, as compared with the $19.9 million of cash used in the prior year. During fiscal year 2001, we used cash for increases in inventories and receivables. These uses were more than offset by sources of cash resulting from increases in certain current liabilities and increased advance payments from customers.

    INVESTING ACTIVITIES During fiscal 2002, we paid $64.1 million and $4.3 million for our acquisitions of the SES business and DRS SSS, respectively, including acquisition- related costs. The acquisitions were financed with borrowings under our credit facility. The amount paid for the SES business is net of a $7.0 million favorable working capital adjustment we received from Boeing in the fourth quarter. We also paid Raytheon Company (Raytheon) $3.8 million, plus interest, for our settlement of a dispute over a working capital adjustment related to our acquisition of certain assets of the ground-based Electro-Optical Systems and Focal Plane Array businesses of Raytheon in
October 1998. On May 28, 2002, we entered into a definitive agreement to acquire NCD for $92.2 million in cash (see Subsequent Events). We intend to finance the acquisition with available cash on hand, principally representing the balance of the remaining proceeds we received from the sale of our common stock in fiscal 2002.

    Continuation of our acquisition program will depend, in part, on the availability of financial resources at interest rates and costs of capital that are acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of convertible or high-yield debt. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we believe to be strategic and accretive to our net earnings. However, no assurances can be provided that such financing will be available and at a cost that is acceptable to us.

    We paid $13.6 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2002, as compared with $16.2 million and $6.2 million for the fiscal years ended 2001 and 2000, respectively. We expect to increase capital expenditures to approximately $20-$25 million in fiscal 2003.The anticipated increase in capital expenditures is principally due to increased expenditures for the SES business, as we relocate production of certain acquired contracts to other DRS production facilities, and our acquisition of the Navy Controls Division of Eaton Corporation.

    Net cash used in investing activities for fiscal 2001 included $7.5 million used to acquire DRS Communications Company, and payments totaling $3.6 million received in connection with our sale of our magnetic tape head business units. Net cash used in investing activities for fiscal 2000 included $8.4 million to acquire Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd.

    FINANCING ACTIVITIES On December 19, 2001, we sold 3,755,000 shares of our common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to our underwriters. Upon closing, we received net proceeds of $112.6 million, net of underwriters' fees and other costs associated with the offering. Approximately $24.0 million of the net proceeds of the offering were used to repay the outstanding balance of our revolving line of credit. The balance will be used to fund future acquisitions and working capital needs.

    On September 28, 2001, simultaneously with the SES business acquisition, we entered into a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000, which began on December 31, 2001. Borrowings under the Credit Facility bear interest, at our option, at either: a "base rate" (as defined in the Credit Agreement) equal to the higher of 0.50% per annum above the latest Prime Rate and Federal Funds Rate plus a spread ranging from 1.25% to 2.25% per annum, depending on our Total Leverage Ratio
(TLR) at the time of determination; or a LIBOR rate (as defined in the Credit Agreement) plus a spread ranging from 2.25% to 3.25% per annum depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA (as defined in the Credit Agreement). The Credit Facility is secured by substantially all of the assets of DRS. There were no borrowings under our revolving line of credit as of March 31, 2002. The interest rate on our outstanding Term Loan was approximately 5.3% at March 31, 2002.

    There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt, a requirement that we offer to make prepayments on our term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering, and certain other restrictions. In connection with the issuance of our common stock in December 2001, we made the required prepayment offers to the Term Loan lenders; none of the lenders in the syndicate accepted such prepayment offers. Our ability to continue to borrow under the Credit Facility will depend upon on our remaining in compliance with the limitations imposed by our lenders. The Company was in compliance with all covenants under its credit agreements at March 31, 2002 and 2001.

    The proceeds of the Credit Facility of $161 million were used to acquire the SES business, repay the balance of the debt outstanding under our previous credit facility with Mellon Bank, N.A. (the Mellon Facility) in the amount of $88.5 million and pay for costs associated with issuing the debt.

    During fiscal 2002, under both the Mellon Facility and the current Credit Facility, we remitted approximately $2.5 million in principal payments against our term loans and had net borrowings under our lines of credit of approximately $8.2 million. The borrowings under our revolving lines of credit were used to meet temporary working capital requirements and to pay for the acquisition of DRS SSS.

    We use "free cash flow" as a measure to evaluate our performance. The calculation of free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow was $14.3 million, $17.7 million and $1.2 million for fiscal 2002, 2001 and 2000, respectively.

    CONTRACTUAL OBLIGATIONS Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below:

                                                    PAYMENTS DUE BY PERIOD
                                          -------------------------------------------
                                           WITHIN                             AFTER
                                TOTAL      1 YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
                               --------   --------   ---------   ---------   --------
                                                   (IN THOUSANDS)
Long-term debt obligations...  $139,721   $ 1,661     $ 2,870     $ 2,870    $132,320
Operating lease
commitments..................    87,911    17,277      25,213      20,160      25,261
                               --------   -------     -------     -------    --------
Total contractual
obligations..................  $227,406   $18,712     $28,083     $23,030    $157,581
                               ========   =======     =======     =======    ========

    We enter into standby letter of credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advance payments we have received from customers. At March 31, 2002, we had contingent liabilities on outstanding letters of credit as follows:

                                               CONTINGENT PAYMENTS DUE BY PERIOD
                                            ----------------------------------------
                                                        WITHIN      1-3       AFTER
                                             TOTAL      1 YEAR     YEARS     3 YEARS
                                            --------   --------   --------   -------
                                                         (IN THOUSANDS)
Standby letters of credit.................  $11,604     $7,642     $3,962         --

    Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next 12 months and the foreseeable future. Consistent with our desire to generate cash to invest in our core businesses and reduce debt, we anticipate that, subject to prevailing financial, market and economic conditions, we may divest certain non-core businesses. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

    BACKLOG Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which favor shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results.

    Backlog at March 31, 2002 was $595.3 million, as compared with $456.5 million at March 31, 2001. We booked $577.2 million in new orders in fiscal 2002. The increase in backlog was due to the net effect of bookings and $75.5 million and $11.6 million of acquired backlog obtained through our acquisitions of the SES business and DRS SSS, respectively. Approximately 73% of backlog as of March 31, 2002 is expected to result in revenues during fiscal 2003.

    EOSG booked $264.2 million in fiscal 2002, including contracts valued at approximately $122.1 million from the U.S. Army to provide Second Generation Thermal Imaging Acquisition and Targeting Systems used on its M2 Bradley Fighting Vehicles, M1 Abrams Battle Tanks and Long Range and HMMWV Scouts. An additional $41.2 million of awards was booked, predominantly with the U.S. Army, for Fire Control Targeting and Acquisition Systems. Leveraging our acquisition of the SES business, EOSG booked approximately $70.5 million in awards, predominantly with the U.S. Army. Of the total $70.5 million, $47.7 million in awards came from the U.S. Army to provide First Generation Surveillance and Targeting Systems and Second Generation Forward Looking Infrared surveillance and targeting system upgrades for its Kiowa Warrior Helicopter and $5.5 million from the U.S. Navy to provide Second Generation Forward Looking Surveillance and Targeting Systems used on its VISUAL Aircraft Landing System.

    ESG secured $194.9 million in new contracts, including significant awards of $106.7 million for production and engineering of the AN/UYQ-70 Advanced Display Systems used in U.S. Navy surface ships, aircraft and submarines and $39.0 million for rugged computers, servers and peripheral equipment, consisting of $25.2 million for computers used in intelligence applications and international battlefield digitization programs and $13.8 million for production of rugged portable computers for the U.S. Army. DRS SSS, acquired in the second quarter of fiscal 2002, booked $5.0 million in awards to produce pedestals, support systems and antennae for radar and other surveillance sensor systems.

    FSCG received a total of $109.2 million in new awards in fiscal 2002, including $43.6 million in contracts for communications and surveillance systems, $37.1 million in awards for high-speed cameras and flight and mission data recorders, and $28.5 million for advanced electronic manufacturing services for major aerospace prime contractors.

    DRS Ahead Technology, included in the operations of Other, booked $8.9 million in new orders for magnetic burnish, glide and test verification heads used in the manufacture of computer disk drives.

    INTERNAL RESEARCH AND DEVELOPMENT In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2002, 2001 and 2000 were $9.5 million, $8.0 million and $9.9 million, respectively.

    INDUSTRY/BUSINESS CONSIDERATIONS We are primarily engaged in the design and manufacture of high-technology systems and products used for the processing, display and storage of electronic data. Although we have diversified into commercial products and markets, the majority of our revenues are derived directly or indirectly from defense industry contracts with the U.S. government.

    The landscape of the global defense industry continues to evolve as new events, such as those of September 11, 2001, demand alternative strategic defense initiatives. The defense requirements of the Unites States have shifted from defending against Cold War era threats to a focus upon the management of one or more regional conflicts, homeland security and proactive threat identification. For the first time in almost a decade, the U.S. defense procurement budget has increased, providing new funding for the acquisition and development of weapons and supporting systems. As a result of this change, the defense industry is now influenced by several key factors:

    - New funding which will assist in upgrading and replacing aging military systems and implementing new technologies to meet modern threats.

    - Increased focus by the Department of Defense on "best value" instead of lowest cost. Best value procurement considers development and life-cycle costs in the evaluation of a system's price.

    - Consolidation within the industry. As a result of this consolidation, domestic prime contractors are now focused on providing weapons platforms and systems integration, while relying on others to provide subsystems and components.

    - The U.S. military is developing lighter, faster defense platforms that are able to react quickly to regional conflict. These highly mobile, rapidly deployable forces must rely on the latest technologies to provide a full awareness of the battlefield and its associated threats.

    Despite an increased focus on new capabilities, traditional platforms remain important, as well. As many of these systems were neglected during years of reduced defense spending, the U.S. military is now faced with the need to refurbish these weapons platforms and upgrade their weapons systems with improved technology.

    We are subject to certain inherent risks associated with defense contracting, including changes in government policies and dependence on congressional support, primarily for appropriations and allocation of funds to products and programs that we support. In recent years, our products and programs have been well supported. However, uncertainty exists with respect to the size and scope of future defense budgets and their possible impact on existing or future products and programs. Further, our existing defense contracts are subject to termination, either at the convenience of the customer or as a result of cancellation of funding. Our contracts and operations also are subject to governmental oversight, particularly with respect to business practices, contract performance and cost accounting practices. Governmental investigations may lead to claims against us, the outcome of which cannot be predicted. As described in Note 15 to the consolidated financial statements, in April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of our DRS Photronics operating unit, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of its then employees. On May 17, 2002, DRS Photronics announced that it had entered into a global settlement with the government, resolving all potential allegations related to the investigation. Under the terms of the settlement, DRS Photronics agreed to pay $2.5 million in restitution and pleaded guilty to a violation of the False Claims Act.

    We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

    The addition of international businesses involves additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, customs and practices in foreign countries. We expect that international sales as a percentage of our over-all sales will continue to increase in future years as a result of, among other factors, our growth strategy and continuing changes in the United States defense industry.

    Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technology change and to effectively integrate acquired companies into our existing operations. Our growth depends primarily on our ability to identify and acquire suitable acquisition targets. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations;

however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

    INTEREST RATE RISK As we seek debt financing to maintain our ongoing operations and sustain our growth, we are exposed to interest rate risk on our variable rate borrowings. Our earnings are affected by changes in interest rates due to the impact those changes have on our outstanding variable rate debt. If interest rates average 12.5 basis points more in fiscal 2003 than in fiscal 2002, our interest expense would be increased by approximately $175,000. This amount was determined based on the hypothetical interest rates on our variable debt at March 31, 2002.

    In an effort to limit our cash flow and interest expense exposure to interest rate fluctuations, we have entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of our Term Loan. A summary of the interest rate collar agreements in place as of March 31, 2002 and 2001 follows:

                                                                                            ESTIMATED FAIR
                            NOTIONAL AMOUNT                                                      VALUE
                        -----------------------                                           -------------------
                               MARCH 31,                                                       MARCH 31,
EFFECTIVE  EXPIRATION   -----------------------      REFERENCE      CEILING     FLOOR     -------------------
  DATE        DATE         2002         2001           RATE           RATE       RATE       2002       2001
---------  ----------   ----------   ----------   ---------------   --------   --------   --------   --------
                        (DOLLARS IN THOUSANDS)
4/22/99      1/26/02      $20,000      $20,000     3 Month LIBOR      5.75%      4.80%     $  --      $ (74)
1/26/01      1/30/03      $10,000      $10,000     3 Month LIBOR      6.50%      5.09%     $(246)     $(110)
1/29/01      1/31/03      $10,000      $10,000     3 Month LIBOR      6.50%      5.05%     $(241)     $(105)

    The weighted average three-month LIBOR rate in effect for our collars outstanding as of March 31, 2002 was 1.87%.

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

    We have experienced the effects of inflation through increased costs of labor, services and raw materials. Although a majority of our revenues is derived from long-term contracts, the selling prices of such contracts generally reflect estimated costs to be incurred in the applicable future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We currently are evaluating the statement, and we do not expect that the provisions of SFAS 143 will have a material impact on our consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion (APB) No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 became effective for us on April 1, 2002. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

    SFAS 145 amends Statement No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for fiscal 2003. We do not expect the adoption of SFAS 145 to have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                              ---------------------------
Independent Auditors' Report................................                           43

Consolidated Balance Sheets as of March 31, 2002 and 2001...                           44

Consolidated Statements of Earnings for the years ended
  March 31, 2002, 2001 and 2000.............................                           45

Consolidated Statements of Stockholders' Equity and
  Comprehensive Earnings for the years ended March 31, 2002,
  2001 and 2000.............................................                           46

Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000.............................                           47

Notes to Consolidated Statements............................                           48

Financial Statement Schedule--Schedule II--Valuation and
  Qualifying Accounts for the years ended March 31, 2002,
  2001 and 2000.............................................                           75

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" for all business combinations consummated after June 30, 2001 and the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001.

                                  /s/ KPMG LLP

Short Hills, New Jersey
May 16, 2002, except for the first paragraph of Note 18 which is as of May 28, 2002 and the second paragraph of Note 18 which is as of May 29, 2002

                    DRS TECHNOLOGIES, INC, AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $117,782   $  2,324
  Accounts receivable, net..................................   110,861     97,645
  Inventories, net of progress payments.....................   120,910     74,327
  Prepaid expenses, deferred income taxes and other current
    assets..................................................     9,276      8,697
                                                              --------   --------
    Total current assets....................................   358,829    182,993
                                                              --------   --------
Property, plant and equipment, net..........................    50,481     37,639
Intangible assets, net......................................    34,133     32,912
Goodwill, net...............................................   142,610     76,390
Deferred income taxes and other noncurrent assets...........    15,038      5,006
                                                              --------   --------
    TOTAL ASSETS............................................  $601,091   $334,940
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current installments of long-term debt....................  $  1,435   $  7,217
  Short-term bank debt......................................       226        831
  Accounts payable..........................................    49,671     40,089
  Accrued expenses and other current liabilities............   142,260     91,170
                                                              --------   --------
    Total current liabilities...............................   193,592    139,307
                                                              --------   --------
Long-term debt, excluding current installments..............   138,060     75,076
Other liabilities...........................................    12,204      8,610
                                                              --------   --------
    TOTAL LIABILITIES.......................................   343,856    222,993
                                                              --------   --------
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares;
  none issued at March 31, 2002 and 2001....................        --         --
Common stock, $.01 par value per share. Authorized
  30,000,000 and 20,000,000 shares at March 31, 2002 and
  2001, respectively; issued 16,834,052 shares and
  12,058,057 shares at March 31, 2002 and 2001,
  respectively..............................................       168        121
Additional paid-in capital..................................   197,387     72,033
Retained earnings...........................................    64,356     44,025
Accumulated other comprehensive losses......................    (4,630)    (3,968)
Unamortized stock compensation..............................       (46)      (264)
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................   257,235    111,947
                                                              --------   --------
Commitments and contingencies (Note 15)
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $601,091   $334,940
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUES....................................................  $517,200   $427,606   $391,467
Costs and expenses..........................................   467,431    389,550    363,086
Restructuring charges.......................................        --        525      2,203
                                                              --------   --------   --------
    OPERATING INCOME........................................    49,769     37,531     26,178
Interest income.............................................     1,144        202        200
Interest and related expenses...............................    10,954     11,461     12,600
Other income, net...........................................         8        108        372
                                                              --------   --------   --------
  Earnings from continuing operations before minority
    interest and income taxes...............................    39,967     26,380     14,150
Minority interest...........................................     1,606      1,426      1,318
                                                              --------   --------   --------
  Earnings from continuing operations before income taxes...    38,361     24,954     12,832
Income taxes................................................    18,030     12,976      5,171
                                                              --------   --------   --------
  Earnings from continuing operations.......................    20,331     11,978      7,661
Loss from discontinued operations, net of tax...............        --         --     (1,255)
Loss on disposal of discontinued operations, net of tax.....        --         --     (2,096)
                                                              --------   --------   --------
  NET EARNINGS..............................................  $ 20,331   $ 11,978   $  4,310
                                                              ========   ========   ========
NET EARNINGS PER SHARE OF COMMON STOCK
  BASIC EARNINGS PER SHARE:
  Earnings from continuing operations.......................  $   1.52   $   1.14   $   0.83
  Loss from discontinued operations, net of tax.............        --         --      (0.14)
  Loss on disposal of discontinued operations, net of tax...        --         --      (0.23)
                                                              --------   --------   --------
  NET EARNINGS..............................................  $   1.52   $   1.14   $   0.47
                                                              ========   ========   ========
  DILUTED EARNINGS PER SHARE:
  Earnings from continuing operations.......................  $   1.41   $   1.01   $   0.76
  Loss from discontinued operations, net of tax.............        --         --      (0.11)
  Loss on disposal of discontinued operations, net of tax...        --         --      (0.18)
                                                              --------   --------   --------
  NET EARNINGS..............................................  $   1.41   $   1.01   $   0.47
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                                 COMMON STOCK        ADDITIONAL                  OTHER          TREASURY STOCK
                                             ---------------------    PAID-IN     RETAINED   COMPREHENSIVE    -------------------
                                               SHARES      AMOUNT     CAPITAL     EARNINGS       LOSSES        SHARES     AMOUNT
                                             ----------   --------   ----------   --------   --------------   --------   --------
       BALANCES AT MARCH 31, 1999..........   9,615,933     $ 96      $ 48,038    $27,737       $  (139)       385,164   $(1,493)
                                             ----------     ----      --------    -------       -------       --------   -------
       Comprehensive earnings:
         Net earnings......................          --       --            --      4,310            --             --        --
         Foreign currency translation
           adjustment......................          --       --            --         --            53             --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Total comprehensive earnings........          --       --            --      4,310            53             --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Stock options exercised.............     101,087        1           502         --            --         55,775      (495)
       Compensation relating to stock
         options and other stock awards,
         net...............................          --       --            44         --            --             --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       BALANCES AT MARCH 31, 2000..........   9,717,020       97        48,584     32,047           (86)       440,939    (1,988)
                                             ----------     ----      --------    -------       -------       --------   -------
       Comprehensive earnings:
         Net earnings......................          --       --            --     11,978            --             --        --
         Foreign currency translation
           adjustment......................          --       --            --         --        (3,882)            --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Total comprehensive earnings........          --       --            --     11,978        (3,882)            --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Stock options and warrants
         exercised.........................     248,391        2         2,289         --            --             --        --
       Income tax benefit from stock
         options exercised.................          --       --           607         --            --             --        --
       Compensation relating to stock
         options and other stock awards,
         net of forfeitures................     (10,465)      --          (105)        --            --             --        --
       Conversion of 9% Debentures.........   2,188,691       22        18,645         --            --             --        --
       Equity issued in connection with the
         GAC acquisition...................     355,359        4         3,997         --            --             --        --
       Cancellation of treasury stock......    (440,939)      (4)       (1,984)        --            --       (440,939)    1,988
                                             ----------     ----      --------    -------       -------       --------   -------
       BALANCES AT MARCH 31, 2001..........  12,058,057      121        72,033     44,025        (3,968)            --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Comprehensive earnings:
         Net earnings......................          --       --            --     20,331            --             --        --
         Unrealized losses on hedging
           instruments:
             Cumulative adjustment at
               April 1, 2001...............          --       --            --         --          (289)            --        --
             Unrealized losses arising
               during the fiscal period....          --       --            --         --          (198)            --        --
         Foreign currency translation
           adjustment......................          --       --            --         --          (175)            --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Total comprehensive earnings........          --       --            --     20,331          (662)            --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       Stock options exercised.............     454,317        4         3,780         --            --             --        --
       Income tax benefit from stock
         options exercised.................          --       --         3,420         --            --             --        --
       Compensation relating to stock
         options and other stock awards,
         net of forfeitures................          --       --            --         --            --             --        --
       Secondary stock issuance............   3,755,000       37       112,557         --            --             --        --
       Warrants exercised..................     580,906        6         5,803         --            --             --        --
       Other...............................     (14,228)      --          (206)        --            --             --        --
                                             ----------     ----      --------    -------       -------       --------   -------
       BALANCES AT MARCH 31, 2002..........  16,834,052     $168      $197,387    $64,356       $(4,630)            --   $    --
                                             ==========     ====      ========    =======       =======       ========   =======


                                       UNAMORTIZED        TOTAL
                                          STOCK       STOCKHOLDERS'
                                      COMPENSATION       EQUITY
                                      -------------   -------------
       BALANCES AT MARCH 31, 1999...      $(797)        $ 73,442
                                          -----         --------
       Comprehensive earnings:
         Net earnings...............         --            4,310
         Foreign currency translatio
           adjustment...............         --               53
                                          -----         --------
       Total comprehensive earnings.         --            4,363
                                          -----         --------
       Stock options exercised......         --                8
       Compensation relating to stoc
         options and other stock awa
         net........................        327              371
                                          -----         --------
       BALANCES AT MARCH 31, 2000...       (470)          78,184
                                          -----         --------
       Comprehensive earnings:
         Net earnings...............         --           11,978
         Foreign currency translatio
           adjustment...............         --           (3,882)
                                          -----         --------
       Total comprehensive earnings.         --            8,096
                                          -----         --------
       Stock options and warrants
         exercised..................         --            2,291
       Income tax benefit from stock
         options exercised..........         --              607
       Compensation relating to stoc
         options and other stock awa
         net of forfeitures.........        206              101
       Conversion of 9% Debentures..         --           18,667
       Equity issued in connection w
         GAC acquisition............         --            4,001
       Cancellation of treasury stoc         --               --
                                          -----         --------
       BALANCES AT MARCH 31, 2001...       (264)         111,947
                                          -----         --------
       Comprehensive earnings:
         Net earnings...............         --           20,331
         Unrealized losses on hedgin
           instruments:
             Cumulative adjustment a
               April 1, 2001........         --             (289)
             Unrealized losses arisi
               during the fiscal per         --             (198)
         Foreign currency translatio
           adjustment...............         --             (175)
                                          -----         --------
       Total comprehensive earnings.         --           19,669
                                          -----         --------
       Stock options exercised......         --            3,784
       Income tax benefit from stock
         options exercised..........         --            3,420
       Compensation relating to stoc
         options and other stock awa
         net of forfeitures.........        218              218
       Secondary stock issuance.....         --          112,594
       Warrants exercised...........         --            5,809
       Other........................         --             (206)
                                          -----         --------
       BALANCES AT MARCH 31, 2002...      $ (46)        $257,235
                                          =====         ========

            See accompanying Notes to Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings................................................  $  20,331   $ 11,978   $  4,310
Adjustments to reconcile net earnings to cash flows from
  operating activities:
  Loss from discontinued operations, net of tax.............         --         --      1,255
  Loss on disposal of discontinued operations, net of tax...         --         --      2,096
  Depreciation and amortization.............................     13,789     16,125     17,070
  Inventory reserves and provision for doubtful accounts....       (542)     2,654      2,373
  Deferred income taxes.....................................      2,895       (287)      (550)
  Other, net................................................        788      1,856      1,382
Changes in assets and liabilities, net of effects from
  business combinations:
  Increase in accounts receivable...........................     (2,618)   (15,926)    (4,131)
  (Increase) decrease in inventories........................    (25,400)   (10,007)     7,516
  (Increase) decrease in prepaid expenses and other current
    assets..................................................     (3,424)       354      1,573
  Increase (decrease) in accounts payable...................      9,546     11,007    (15,450)
  Increase (decrease) in accrued expenses and other current
    liabilities.............................................      6,835      6,916     (3,750)
  Increase (decrease) in customer advances..................      4,573      7,057     (6,518)
  Other, net................................................      1,076      2,148        841
                                                              ---------   --------   --------
Net cash provided by operating activities of continuing
  operations................................................     27,849     33,875      8,017
Net cash used in operating activities of discontinued
  operations................................................         --         --       (590)
                                                              ---------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     27,849     33,875      7,427
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (13,583)   (16,185)    (6,210)
  Payments pursuant to business combinations, net of cash
    acquired................................................    (72,261)    (6,979)    (8,386)
  Proceeds from sale of business............................         --      3,575         --
  Other, net................................................        901        329       (230)
                                                              ---------   --------   --------
Net cash used in investing activities from continuing
  operations................................................    (84,943)   (19,260)   (14,826)
Net cash used in investing activities from discontinued
  operations................................................         --         --       (130)
                                                              ---------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (84,943)   (19,260)   (14,956)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt................................   (161,093)   (63,130)   (10,096)
  Proceeds from long-term debt borrowings...................    212,276     44,784     12,925
  Retirement of convertible debt............................         --         --       (690)
  Proceeds from sale of common stock........................    112,594         --         --
  Proceeds from exercise of stock options and warrants......      9,589      2,188          8
  Other, net................................................       (801)       102         98
                                                              ---------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    172,565    (16,056)     2,245
                                                              ---------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......        (13)       (13)      (969)
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    115,458     (1,454)    (6,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      2,324      3,778     10,031
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 117,782   $  2,324   $  3,778
                                                              =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. ORGANIZATION DRS Technologies, Inc. and subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronic systems and components and has served the defense industry for over thirty years. The Company provides advanced technology products and services to government and commercial customers worldwide, developing and manufacturing a broad range of mission-critical products in the areas of communications, combat systems, rugged computers, electro-optics, data storage, digital imaging, flight safety and space. The Company's defense electronic systems and subsystems are sold to all branches of the U.S. military, U.S. government intelligence agencies, major aerospace and defense contractors, and international military forces.

    B. BASIS OF PRESENTATION AND USE OF ESTIMATES The consolidated financial statements include the accounts of DRS Technologies, Inc., its subsidiaries (all of which are wholly or majority owned) and a joint venture consisting of an 80% controlling partnership interest. All significant inter-company transactions and balances have been eliminated in consolidation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, market values of inventories reported at lower of cost or market, recoverability of reported amounts of fixed assets, goodwill and intangible assets, and valuation of deferred tax assets and liabilities. Actual results could differ from these estimates.

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

    The Company classifies its revolving line of credit borrowings as long-term debt, excluding current installments. This classification reflects the intent of the borrowings and their maturity date, which as of March 31, 2002 and 2001, was greater than one year.

    Certain other amounts for prior years have been reclassified to conform with the fiscal 2002 presentation.

    D. TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS AND FOREIGN CURRENCY TRANSACTIONS Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and a weighted average rate of exchange is used for translating the statements of earnings. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive losses. Foreign exchange transaction gains and losses in fiscal 2002, 2001 and 2000 were not material.

    E. CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    F. RECEIVABLES Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers.

    G. INVENTORIES Commercial and other non-contract inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or net realizable value. Costs accumulated under contracts are stated at actual cost, not in excess of estimated net realizable value, including, for long-term government contracts, applicable amounts of general and administrative expenses, which include research and development costs, where such costs are recoverable under customer contracts. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred and included in costs and expenses in the Consolidated Statements of Earnings.

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

    I. GOODWILL AND ACQUIRED INTANGIBLE ASSETS In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" (SFAS 141 and SFAS 142), respectively. SFAS 141 replaces Accounting Principles Board Opinion No. 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 142 also requires the amortization of identifiable assets with finite useful lives, although the statement no longer limits the amortization period to forty years. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

    The Company elected to adopt the provisions of SFAS 142 as of April 1, 2001 and has identified its reporting units to be its operating segments. The Company has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, the

Company was required to perform a transitional goodwill impairment assessment within six months of adoption. The Company completed its transitional goodwill impairment assessment, with no adjustment to the carrying value of its goodwill as of April 1, 2001. The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The Company completed its annual impairment test with no adjustment to the carrying value of its goodwill as of March 31, 2002. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the fair value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT) and earnings before net interest, taxes, depreciation and amortization (EBITDA) and calculating an average of the three extended market values.

    The Company is amortizing its acquired intangibles on a straight-line basis over 4-30 years. See Note 3 for additional information on goodwill and acquired intangible assets.

    J. IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INTANGIBLE ASSETS The Company assesses the recoverability of the carrying value of its long-lived assets and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

    K. DERIVATIVE FINANCIAL INSTRUMENTS DRS does not use derivative financial instruments for speculative purposes. The Company utilizes variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, and in accordance with certain covenants in DRS's previous credit facility, the Company entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the Company's term loans (see Note 10). An interest rate collar is a combination of an interest rate cap and an interest rate floor. The collars in place allow the Company to manage a portion of its variable rate borrowings within an acceptable, predetermined range. Under the collar, no payments are required to be made by the Company or paid to the Company unless the prevailing LIBOR rate (London Interbank Offered Rate) drops below the floor or exceeds the ceiling. Any payment made or received by the Company in connection with the settlement of a collar is reflected as an adjustment to interest expense in the period in which it is settled.

    Effective April 1, 2001, the Company adopted SFAS No. 133 (SFAS 133). This Statement requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

    On April 1, 2001, in accordance with the provisions of SFAS 133, the Company designated its interest rate collars as cash flow hedges and recorded the fair value of the instruments on the balance sheet at that date, with a corresponding adjustment to accumulated other comprehensive losses. Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments are adjusted via accumulated other comprehensive losses. The effect of adopting SFAS 133 at April 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the year ended March 31, 2002, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows.

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

    Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on its ongoing and acquired contracts at least quarterly and in many cases more frequently. If the estimated cost to complete a contract changes from the previous estimate, the Company will record a positive or negative adjustment to earnings in the current period. The Company records contracts acquired in connection with a business combination at remaining contract value less DRS's estimate to complete and a profit margin commensurate with the profit margin the Company earns on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

    Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs.

    Included in revenues for fiscal 2002, 2001 and 2000 were $36.2 million, $32.9 million and $23.5 million, respectively, of customer-sponsored research and development.

    Approximately 78%, 78% and 80% of the revenues in fiscal 2002, 2001 and 2000, respectively, were derived directly or indirectly from defense-industry contracts with the United States government. In addition, approximately 11% in fiscal 2002, and 12% in fiscal 2001 and fiscal 2000 of the Company's revenues were derived directly or indirectly from sales to foreign governments.

    M. STOCK-BASED COMPENSATION As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB No. 25 in accounting for its stock option plans and, accordingly, compensation cost is recognized for its stock options in the financial statements only as it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company's common stock as of the date of grant. The compensation cost of these grants is amortized on a straight-line basis over the vesting periods. The Company follows the provisions of SFAS 123 and provides pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting for stock options, as defined in SFAS 123, had been applied (see Note 13).

    N. INCOME TAXES In accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER-SHARE DATA)
BASIC EPS COMPUTATION
  Net earnings from continuing operations...................  $20,331    $11,978    $  7,661
  Net loss from discontinued operations, net of tax.........       --         --      (1,255)
  Loss on disposal of discontinued operations, net of tax...       --         --      (2,096)
                                                              -------    -------    --------
  Net earnings..............................................  $20,331    $11,978    $  4,310
                                                              -------    -------    --------
Weighted average common shares outstanding..................   13,408     10,485       9,268
                                                              -------    -------    --------
Basic earnings (losses) per share:
  Net earnings from continuing operations...................  $  1.52    $  1.14    $   0.83
  Net loss from discontinued operations, net of tax.........       --         --       (0.14)
  Loss on disposal of discontinued operations, net of tax...       --         --       (0.23)
                                                              -------    -------    --------
  Net earnings..............................................  $  1.52    $  1.14    $   0.47
                                                              =======    =======    ========
DILUTED EPS COMPUTATION
  Net earnings from continuing operations...................  $20,331    $11,978    $  7,661
  Interest and expenses related to convertible debentures...       --        574       1,130
                                                              -------    -------    --------
  Adjusted net earnings from continuing operations..........   20,331     12,552       8,791
  Net loss from discontinued operations, net of tax.........       --         --      (1,255)
  Loss on disposal of discontinued operations, net of tax...       --         --      (2,096)
                                                              -------    -------    --------
  Adjusted net earnings.....................................  $20,331    $12,552    $  5,440
                                                              -------    -------    --------
Diluted common shares outstanding:
  Weighted average common shares outstanding................   13,408     10,485       9,268
  Stock options and warrants................................    1,047        642         172
  Convertible debentures....................................       --      1,308       2,162
                                                              -------    -------    --------
Diluted common shares outstanding...........................   14,455     12,435      11,602
                                                              -------    -------    --------
Diluted earnings (losses) per share:
  Net earnings from continuing operations...................  $  1.41    $  1.01    $   0.76
  Net loss from discontinued operations, net of tax.........       --         --       (0.11)
  Loss on disposal of discontinued operations, net of tax...       --         --       (0.18)
                                                              -------    -------    --------
  Net earnings..............................................  $  1.41    $  1.01    $   0.47
                                                              =======    =======    ========

    P. FAIR VALUE OF FINANCIAL INSTRUMENTS Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the Consolidated Balance Sheets equal or approximate fair values. The fair value of the Company's outstanding term loan approximates its recorded value, based on the variable rates of the facility and currently available terms and conditions for similar debt at March 31, 2002. The market values of the Company's interest rate collars are disclosed herein (see Note 10).

    Q.  NEW ACCOUNTING PRONOUNCEMENTS  In June 2001, the FASB issued SFAS
No. 143, "Accounting for Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company currently is evaluating the provisions of SFAS 143, but expects that the provisions will not have a material impact on its consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of APB No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 became effective for us on April 1, 2002. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

    SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for fiscal 2003.The Company does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

NOTE 2. BUSINESS COMBINATIONS

    On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems business of The Boeing Company (SES business). The Company paid approximately $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002 for the acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.0 million. SES, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing Electro-Optical Systems Group operating units, as well as a new operating unit called DRS Sensors & Targeting Systems, Inc. (DRS STS). DRS STS was created as a result of the SES acquisition, and it is also an operating unit of the Company's Electro-Optical Systems Group (EOSG). This acquisition broadens the product lines and customer base of EOSG, particularly in those areas associated with naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based forward looking infrared technology. The results of the acquired business have been included in the consolidated financial statements of the Company since the acquisition date.

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of refining its estimates to complete on certain acquired contracts and, as such, the purchase price allocation is subject to change. The Company will finalize the purchase price allocation upon completion of its internal assessment of the estimates to complete on the acquired contracts. The Company will complete its internal assessment of all acquired contracts in the second quarter of fiscal 2003.

                                                               SEPTEMBER 28,
                                                              ---------------
                                                                   2001
                                                              ---------------
                                                              (IN THOUSANDS)
Accounts receivable.........................................      $ 8,348

Inventory...................................................       16,913

Property, plant and equipment...............................        6,301

Goodwill....................................................       64,593

Acquired intangible assets..................................       14,000
                                                                  -------

  Total assets acquired.....................................      110,155
                                                                  -------

Accrual for future costs on acquired contracts..............       34,623

Unearned income.............................................       10,071

Other current liabilities...................................        5,323
                                                                  -------

  Total liabilities assumed.................................       50,017
                                                                  -------

  Net assets acquired.......................................      $60,138
                                                                  =======

    $64.6 million of goodwill was allocated to the EOSG operating segment, all of which is expected to be deductible for tax purposes. $14.0 million in acquired intangible assets was assigned to customer-related intangibles, which are subject to amortization, and they have a weighted-average useful life of approximately 17 years.

    The following unaudited pro forma financial information shows the results of operations for the years ended March 31, 2002 and 2001, as though the SES acquisition had occurred on April 1, 2000.

The unaudited pro forma presentation reflects adjustments for the capitalization of general and administrative costs, amortization of acquired intangible assets and increased interest expense.

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER-SHARE DATA)
                                                                    UNAUDITED
Revenues....................................................  $570,756    $535,949

Net earnings................................................  $ 17,271    $  7,582

Earnings per share of common stock:

  Basic earnings per share..................................  $   1.29    $   0.72

  Diluted earnings per share................................  $   1.19    $   0.66

    The unaudited pro forma financial information shown above is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the dates indicated above or of the results that may be obtained in the future.

    On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for $4.0 million in cash, subject to adjustment, and $300,000 in acquisition-related costs. This unit now operates as DRS Surveillance Support Systems, Inc. (DRS
SSS), a unit of the Company's Electronic Systems Group (ESG), and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems.

    On June 14, 2000, the Company acquired the assets of General Atronics Corporation for $7.5 million in cash, $4.0 million in common stock, representing 355,359 shares of common stock, and $420,000 in acquisition-related costs. The Company funded the cash portion of this acquisition through borrowings under its revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of the Company's Flight Safety and Communications Group (FSCG).The Company recorded $6.8 million of goodwill in connection with the acquisition.

    On July 21, 1999, the Company acquired Global Data Systems Ltd. and its wholly-owned subsidiary, European Data Systems Ltd., for $7.8 million in cash. Located in Farnham, Surrey, U.K., the company designs and develops rugged computers and peripherals primarily for military applications. The Company recorded $8.7 million of goodwill in connection with the acquisition.

    All of the aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses were included in the Company's reported consolidated operating results from their respective effective dates of acquisition. Except for the SES acquisition, the financial position and results of operations of these businesses were not significant to those of the Company as of their respective effective dates of acquisition.

NOTE 3. GOODWILL AND RELATED INTANGIBLE ASSETS

    The following disclosure presents certain information on the Company's acquired intangible assets as of March 31, 2002 and 2001. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                         WEIGHTED AVERAGE     GROSS CARRYING   ACCUMULATED      NET
ACQUIRED INTANGIBLE ASSETS              AMORTIZATION PERIOD       AMOUNT       AMORTIZATION   BALANCE
--------------------------              -------------------   --------------   ------------   --------
                                                                           (IN THOUSANDS)
As of March 31, 2002
Amortized acquired intangible assets:
  Technology-based intangibles........       21 years            $22,931         $(5,155)     $17,776
  Customer-related intangibles........       19 years             18,230          (1,873)      16,357
                                                                 -------         -------      -------
Total.................................                           $41,161         $(7,028)     $34,133
                                                                 =======         =======      =======
As of March 31, 2001
Amortized acquired intangible assets:
  Technology-based intangibles........       22 years            $18,225         $(4,032)     $14,193
  Customer-related intangibles........       21 years              7,630          (1,166)       6,464
  Workforce...........................       16 years              7,628            (757)       6,871
  Technical infrastructure............       20 years              5,280            (638)       4,642
  Other...............................       30 years              1,700            (958)         742
                                                                 -------         -------      -------
Total.................................                           $40,463         $(7,551)     $32,912
                                                                 =======         =======      =======

    The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2002, 2001 and 2000 was $1.8 million, $2.1 million and $1.9 million, respectively. The estimated acquired intangible asset annual amortization expense for each of the subsequent five fiscal years ending March 31, 2007 will be approximately $2.2 million.

    The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2001 to March 31, 2002, including the effect of the allocation of the purchase price for the SES acquisition, which is subject to change in fiscal 2003, as discussed in Note 2. During fiscal 2002, the Company recorded a $12.7 million reduction in goodwill in connection with the reduction of accruals on certain acquired contracts. Also during fiscal 2002, DRS recorded increases to goodwill of $3.8 million and $2.9 million, plus interest, for the settlement of a working capital adjustment with Raytheon Company (Raytheon) and an estimated working capital adjustment with Spar Aerospace Ltd. (Spar), respectively. The Raytheon working capital adjustment is associated with the fiscal 1999 acquisition of certain assets of the ground-based Electro-Optical Systems and Focal Plane

Array businesses of Raytheon, and the Spar working capital adjustment is a result of the fiscal 1998 acquisition of certain assets of the Applied Systems division of Spar.

                                                        ELECTRO-       FLIGHT
                                           ELECTRONIC   OPTICAL      SAFETY AND
                                            SYSTEMS     SYSTEMS    COMMUNICATIONS
                                             GROUP       GROUP         GROUP        OTHER    TOTAL
                                           ----------   --------   --------------   -----   --------
                                                                (IN THOUSANDS)
Balance as of March 31, 2001.............    $31,450    $ 20,236       $24,661      $ 43    $ 76,390
Effect of adoption of SFAS 141 and 142:
  Workforce..............................         --       3,807         3,064        --       6,871
  Technical infrastructure...............         --       4,642            --        --       4,642
  Other..................................         --          --           742        --         742
Existing technology......................         --          --        (1,155)       --      (1,155)
Adjustments..............................         --          --            --       (43)        (43)
                                             -------    --------       -------      -----   --------
Balance as of April 1, 2001..............     31,450      28,685        27,312        --      87,447
Acquisitions.............................         --      64,593            --        --      64,593
Adjustment on acquired contract..........         --     (12,691)           --        --     (12,691)
Working capital adjustments..............         --       3,823         2,908        --       6,731
Deferred tax asset adjustment--NAI
  acquisition............................     (3,354)         --            --        --      (3,354)
Foreign currency translation
  adjustment.............................         31          --          (147)       --        (116)
                                             -------    --------       -------      -----   --------
Balance as of March 31, 2002.............    $28,127    $ 84,410       $30,073      $ --    $142,610
                                             =======    ========       =======      =====   ========

    The following pro forma information reconciles the net earnings reported for the years ended March 31, 2002, 2001 and 2000 to adjusted net earnings, reflecting the impact of SFAS 142:

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER-SHARE DATA)
Reported net earnings.......................................  $20,331    $11,978     $4,310
Add back:
  Goodwill and related intangible amortization, net of tax
    benefit of $2,497 and $2,179 in fiscal 2001 and 2000,
    respectively............................................       --      2,815      3,010
                                                              -------    -------     ------
Adjusted net earnings.......................................  $20,331    $14,793     $7,320
                                                              =======    =======     ======
Basic earnings per share:
  Reported net earnings.....................................  $  1.52    $  1.14     $ 0.47
  Add back:
    Goodwill and related intangible amortization, net of tax
      benefit of $0.24 in fiscal 2001 and 2000..............       --       0.27       0.32
                                                              -------    -------     ------
Adjusted net earnings.......................................  $  1.52    $  1.41     $ 0.79
                                                              =======    =======     ======
Diluted earnings per share:
  Reported net earnings.....................................  $  1.41    $  1.01     $ 0.47
  Add back:
    Goodwill and related intangible amortization, net of tax
      benefit of $0.20 and $0.19 in fiscal 2001 and 2000,
      respectively..........................................       --       0.23       0.26
                                                              -------    -------     ------
Adjusted net earnings.......................................  $  1.41    $  1.24     $ 0.73
                                                              =======    =======     ======

NOTE 4. DISCONTINUED OPERATIONS

    On May 18, 2000, the Company's Board of Directors approved an agreement to sell DRS's magnetic tape head business units located in St. Croix Falls, Wisconsin, and Razlog, Bulgaria. These operations produced primarily magnetic tape recording heads for transaction products that read data from magnetic cards, tapes and ink. In fiscal 2000 in anticipation of the sale, the Company recorded a $2.1 million charge, net of tax, on the disposal of these operations. On August 31, 2000, the Company completed the sale and received $3.0 million of cash and a note receivable of $1.7 million. Actual income from discontinued operations for the five months ended August 31, 2000 was $135,000 greater than estimated at March 31, 2000. Other costs associated with the disposal substantially offset the improvement in operating results and, therefore, no adjustment to the loss on disposal of discontinued operations recorded at March 31, 2000 was required in fiscal 2001.

    The results of operations of these magnetic tape head business units, reported as discontinued operations for the year ended March 31, 2000, are summarized as follows:

                                                                YEAR ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                                   2000
                                                              ---------------
                                                              (IN THOUSANDS)
Revenues....................................................      $ 9,572
Loss before income taxes....................................       (1,788)
Income tax benefit..........................................          533
                                                                  -------
  Loss from discontinued operations.........................      $(1,255)
                                                                  =======

NOTE 5. RESTRUCTURING

    During the third and fourth quarters of fiscal 2000, the Company announced plans to restructure its operations, which resulted in the Company recording restructuring charges totaling $2.2 million. The Company's restructuring initiatives impacted FSCG and DRS Corporate. FSCG recorded restructuring charges totaling $1.6 million at its DRS Photronics, Inc., DRS Hadland Ltd. and DRS Precision Echo, Inc. operating units for facility consolidation, severance and other employee-related costs. In addition, DRS Corporate recorded a restructuring charge of $560,000 for severance and other employee-related costs. Severance and other employee costs were recorded in connection with the termination of 13 employees. As of March 31, 2000, all terminations had occurred.

    In the third quarter of fiscal 2001, the Company revised its estimate relating to its facility consolidation in Oakland, New Jersey and recorded an additional charge of $525,000 at FSCG. The table below reconciles the restructuring liability at March 31, 2000 to the restructuring liability at March 31, 2002. The balance of the restructuring liability at March 31, 2002 will be utilized in the first quarter of fiscal 2003. The restructuring charge liability is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

                                    LIABILITY AT    FISCAL    UTILIZED IN   LIABILITY AT   UTILIZED IN   LIABILITY AT
                                     MARCH 31,       2001       FISCAL       MARCH 31,       FISCAL       MARCH 31,
                                        2000       CHARGES       2001           2001          2002           2002
                                    ------------   --------   -----------   ------------   -----------   ------------
                                                                     (IN THOUSANDS)
Estimated lease commitments and
  related facility costs..........     $  328        $525        $396           $457          $372            $85
Severance/employee costs..........        690          --         434            256           256             --
                                       ------        ----        ----           ----          ----            ---
Total.............................     $1,018        $525        $830           $713          $628            $85
                                       ======        ====        ====           ====          ====            ===

NOTE 6. ACCOUNTS RECEIVABLE

    The component elements of accounts receivable, net of allowances for doubtful accounts of $1.4 million and $1.1 million at March 31, 2002 and 2001, respectively, are as follows:

                                                                MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                             (IN THOUSANDS)
U.S. Government:
  Amounts billed.........................................  $ 33,235   $37,835
  Recoverable costs and accrued profit on progress
    completed, not billed................................    11,347     3,043
                                                           --------   -------
                                                             44,582    40,878
                                                           --------   -------
Other defense contracts:
  Amounts billed.........................................    44,409    42,041
  Recoverable costs and accrued profit on progress
    completed, not billed................................     5,553     6,506
                                                           --------   -------
                                                             49,962    48,547
                                                           --------   -------
Other trade receivables..................................    16,317     8,220
                                                           --------   -------
Total....................................................  $110,861   $97,645
                                                           ========   =======

    Included in accounts receivable is $269,000 and $644,000 at March 31, 2002 and 2001, respectively, arising from retainage provisions and holdbacks in certain contracts with the United States and Canadian governments which may not be collected within one year. The Company receives progress payments on certain contracts of approximately 75-90% of allowable costs incurred; the remainder, including profits and incentive fees, if any, is billed upon delivery and final acceptance of the product. In addition, the Company bills based upon units delivered.

NOTE 7. INVENTORIES

    Inventories are summarized as follows:

                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Work-in-process.........................................  $139,748   $ 83,058
Raw material and finished goods.........................     9,127      7,992
                                                          --------   --------
                                                           148,875     91,050
Less progress payments..................................   (27,965)   (16,723)
                                                          --------   --------
  Total.................................................  $120,910   $ 74,327
                                                          ========   ========

    General and administrative costs included in inventory were $16.3 million and $14.5 million at March 31, 2002 and 2001, respectively. General and administrative costs included in costs and expenses amounted to $99.0 million, $78.6 million and $69.5 million in fiscal 2002, 2001 and 2000, respectively. Included in these amounts are expenditures for internal research and development, amounting to $9.5 million, $8.0 million and $9.9 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Laboratory and production equipment.......................  $55,389    $44,927
Computer equipment........................................   15,788     12,499
Buildings and improvements and leasehold improvements.....   17,415     13,725
Office furnishings, equipment and other...................    7,278      5,630
                                                            -------    -------
                                                             95,870     76,781
Less accumulated depreciation and amortization............   45,389     39,142
                                                            -------    -------
  Total...................................................  $50,481    $37,639
                                                            =======    =======

    Annual depreciation and amortization of property, plant and equipment amounted to $10.7 million,$8.6 million and $9.5 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    The component elements of accrued expenses and other current liabilities are as follows:

                                                                MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                             (IN THOUSANDS)
Payroll, other compensation and related expenses.........  $ 20,653   $13,492
Income taxes payable.....................................     5,651     4,329
Customer advances........................................    23,983    18,796
Accrual for future costs on uncompleted contracts........     9,324     8,032
Unearned income and accrual for future costs related
  to acquired contracts..................................    42,351    26,720
Other....................................................    40,298    19,801
                                                           --------   -------
  Total..................................................  $142,260   $91,170
                                                           ========   =======

NOTE 10. DEBT

    A summary of debt is as follows:

                                                                MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                             (IN THOUSANDS)
Term notes...............................................  $139,300   $68,019
Revolving lines of credit................................        --    14,274
Other obligations........................................       421       831
                                                           --------   -------
                                                            139,721    83,124
Less:
Current installments of long-term debt...................     1,435     7,217
Short-term bank debt.....................................       226       831
                                                           --------   -------
  Total long-term debt...................................  $138,060   $75,076
                                                           ========   =======

    In fiscal 1996, DRS issued 9% Senior Subordinated Convertible Debentures, due October 1, 2003 (9% Debentures), for an aggregate principal amount of $25.0 million. The 9% Debentures were convertible at their face amount any time prior to maturity into shares of DRS common stock, unless previously redeemed, at a conversion price of $8.85 per share, subject to adjustment under certain circumstances. In fiscal 2001, the remaining balance of the 9% Debentures was converted into approximately 2.2 million shares of the Company's common stock. The Company recorded a non-cash charge to interest expense of $305,000 in fiscal 2001 in connection with certain conversions.

    On September 28, 2001, simultaneously with the SES business acquisition, the Company entered into a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility).The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000, which began on December 31, 2001. Borrowings under the Credit Facility bear interest, at the Company's option, at either: a "base rate" (as defined in the Credit Agreement) equal to the higher of 0.50% per annum above the latest Prime Rate and Federal Funds Rate plus a spread ranging from 1.25% to 2.25% per annum, depending on the Company's Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate (as defined in the Credit Agreement) plus a spread ranging from 2.25% to 3.25% per annum, depending on the Company's TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA (as defined in the Credit Agreement).The Credit Facility is secured by substantially all of the assets of DRS. There were no borrowings under the Company's revolving line of credit as of March 31, 2002.The interest rate on the Company's outstanding Term Loan was approximately 5.3% at March 31, 2002.

    There are certain covenants and restrictions placed on DRS under its Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a restriction on the payment of dividends on DRS's capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering, and certain other restrictions. In connection with the issuance of its common stock in December 2001, the Company made the required prepayment offers to the term loan lenders; none of the lenders in the syndicate accepted such prepayment offers.

    The Company used $88.5 million from the Credit Facility to repay the balance of the debt outstanding under DRS's previously existing $160 million credit facility with Mellon Bank, N.A. (Mellon Facility). The Mellon Facility consisted of two term loans: the first in the principal amount of $30 million (First Term
Loan) and the second in the principal amount of $50 million (Second Term Loan); and a revolving line of credit (Mellon Line of Credit) for $80 million, subject to a borrowing base calculation.

    The Company was in compliance with all covenants under its credit agreements at March 31, 2002 and 2001. As of March 31, 2002, the Company had approximately $88.4 million of additional available credit, after satisfaction of its borrowing base requirement.

    As of March 31, 2002, $139.3 million of term loans were outstanding against the Credit Facility, in addition to which $11.6 million was contingently payable under letters of credit, as compared with amounts outstanding and contingently payable under the Mellon Facility at March 31, 2001 of $82.1 million and $6.2 million, respectively. The Company enters into standby letter of credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advanced payments it has received from customers.

    Weighted average borrowings under revolving lines of credit for the fiscal years ended March 31, 2002 and 2001 were $12.7 million and $24.5 million, respectively. The weighted average interest rate on outstanding revolving line of credit borrowings as of March 31, 2001 was 7.8%. The effective interest rate on the Term Loan was 5.3% as of March 31, 2002, and the rates on the First and Second Term Loans were 7.5% and 9.45%, respectively, as of March 31, 2001.

    The aggregate maturities of long-term debt for fiscal 2003 are $1.7 million, $1.4 million per year for fiscal 2004-2007 and $132.3 million thereafter.

    As discussed in Note 1, the Company entered into interest rate collar agreements with notional amounts covering a limited amount of the aggregate outstanding principal balance of the term loans. A summary of the interest rate collar agreements in place as of March 31, 2002 and 2001 follows:

                                                                                                         ESTIMATED FAIR
                                         NOTIONAL AMOUNT                                                      VALUE
                                     -----------------------                                           -------------------
                                            MARCH 31,                                                       MARCH 31,
      EFFECTIVE         EXPIRATION   -----------------------                     CEILING     FLOOR     -------------------
        DATE               DATE         2002         2001      REFERENCE RATE      RATE       RATE       2002       2001
---------------------   ----------   ----------   ----------   ---------------   --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS)
4/22/99                   1/26/02      $20,000      $20,000     3 Month LIBOR      5.75%      4.80%     $  --      $ (74)
1/26/01                   1/30/03      $10,000      $10,000     3 Month LIBOR      6.50%      5.09%     $(246)     $(110)
1/29/01                   1/31/03      $10,000      $10,000     3 Month LIBOR      6.50%      5.05%     $(241)     $(105)

    The weighted average three-month LIBOR rate in effect for the Company's collars outstanding as of March 31, 2002 was 1.87%.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest.....................................  $ 9,547    $11,518    $11,055
    Income taxes.................................  $12,679    $ 9,175    $ 6,382

Supplemental disclosure of noncash investing and
  financing activities:
    Deferred acquisition costs for business
      combinations...............................  $   655    $    --    $    --
    Common stock issued for purchase of General
      Atronics Corporation.......................  $    --    $ 4,000    $    --
    Common stock issued for purchase of NAI
      Technologies, Inc..........................  $    --    $    --    $27,069
    Note receivable--sale of magnetic tape head
      business...................................  $    --    $ 1,741    $    --
    Conversion of 9% Debentures..................  $    --    $18,870    $    --

NOTE 12. INCOME TAXES

    Earnings from continuing operations before income taxes consist of the following:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Earnings from continuing operations before income
  taxes:
  Domestic earnings..............................  $36,943    $29,384    $ 9,594
  Foreign earnings (losses)......................    1,418     (4,430)     3,238
                                                   -------    -------    -------
    Total........................................  $38,361    $24,954    $12,832
                                                   =======    =======    =======

    Income tax expense from continuing operations consists of the following:

                                                             MARCH 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Income tax expense (benefit)
  Current:
    Federal......................................  $11,466    $ 8,962    $ 2,728
    State........................................    2,760      2,654        885
    Foreign......................................      896      1,647      2,108
                                                   -------    -------    -------
                                                    15,122     13,263      5,721
                                                   -------    -------    -------
  Deferred:
    Federal......................................    1,130        844        804
    State........................................      136        928       (492)
    Foreign......................................    1,642     (2,059)      (862)
                                                   -------    -------    -------
                                                     2,908       (287)      (550)
                                                   -------    -------    -------
  Total..........................................  $18,030    $12,976    $ 5,171
                                                   =======    =======    =======

    Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are as follows:

                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Acquired federal net operating loss (NOL)
    carryforwards.........................................  $ 6,438    $ 4,814
  State NOL carryforwards.................................    3,775      3,808
  Foreign NOL carryforwards...............................    3,681      2,595
  Costs accrued on uncompleted contracts..................    5,933      3,845
  Deferred financing costs................................       --        628
  Inventory capitalization................................    3,331      3,359
  Other...................................................    3,754      2,900
                                                            -------    -------
Total gross deferred tax assets...........................   26,912     21,949
Less valuation allowance..................................   (5,435)    (4,395)
                                                            -------    -------
Deferred tax assets.......................................   21,477     17,554
                                                            -------    -------
Deferred tax liabilities:
  Depreciation and amortization...........................      943      1,062
  Long-term contract costs................................    8,860      6,138
  Federal impact of state benefits........................      510        446
  Other...................................................    2,874      2,057
                                                            -------    -------
Deferred tax liabilities..................................   13,187      9,703
                                                            -------    -------
  Net deferred tax assets.................................  $ 8,290    $ 7,851
                                                            =======    =======

    A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the deferred tax asset attributable to state and foreign net operating loss (NOL) carryforwards at March 31, 2002 and 2001, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2002, the valuation allowance increased by a net amount of $1.0 million as follows. The valuation allowance attributable to certain temporary differences in the amount of $1.3 million was released due to a change in the expectation of the utilization of such temporary differences, primarily as a result of a change in the Internal Revenue Code with regard to the separate return limitation rules. Since the valuation allowance was established as a result of the Company's fiscal 1999 NAI Technologies, Inc.
(NAI) acquisition, the change of such valuation allowance did not reduce income tax expense, but rather reduced goodwill. The $600,000 valuation allowance associated with the U.K. NOL for DRS Hadland Ltd. was released, due to the operating unit's increased profitability. There was a $2.9 million increase in the valuation allowance associated with the U.K. NOL and temporary differences for DRS Rugged Systems (Europe) Ltd., due to the uncertainty of the operating unit's future profitability. During the fiscal year ended March 31, 2001, the valuation allowance decreased by approximately $3.6 million, primarily as a result of a change in the expectation of the utilization of a U.S. federal NOL acquired as a result of the NAI acquisition. Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2002 and 2001.

    The Company provides for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. While these earnings would be subject to additional tax if repatriated, such repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.

    Current and noncurrent deferred tax assets of $3.4 million and $4.9 million, and $6.3 million and $1.6 million, respectively, are included in the Consolidated Balance Sheets as of March 31, 2002 and 2001, respectively. At March 31, 2002, $18.4 million of U.S. federal and $25.2 million of state NOL carryforwards, which expire between fiscal years 2003 and 2022, and $12.3 million of foreign NOLs, which carry forward indefinitely, were available. All of the Company's U.S. federal and $8.9 million of its state NOL carryforwards were acquired in connection with the NAI acquisition. The annual utilization of these NOL carryforwards is limited under certain provisions of the Internal Revenue Code. Any future utilization of these net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

    A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate from continuing operations is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                              ------------------------------------
                                                                2002          2001          2000
                                                              --------      --------      --------
Expected U.S. federal income tax rate...................        35.0%         35.0%         35.0%
Difference between U.S. and foreign tax rates...........         0.6%          1.5%          1.4%
State income tax rate, net of federal income tax
  benefit...............................................         5.0%          8.0%          2.0%
Nondeductible expenses..................................         3.0%          5.8%          6.4%
U.S. tax benefit on foreign undistributed earnings......          --            --          (1.5)%
Change in valuation allowance...........................         5.7%           --            --
Foreign investment tax credits..........................        (2.5)%          --            --
Other...................................................         0.2%          1.7%         (3.0)%
                                                                ----          ----          ----
  Total.................................................        47.0%         52.0%         40.3%
                                                                ====          ====          ====

    The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

NOTE 13. COMMON STOCK AND STOCK COMPENSATION PLANS

    COMMON STOCK As of March 31, 2002, the authorized capital of the Company was composed of 30.0 million shares of common stock (16,834,052 shares issued) and 2.0 million shares of preferred stock (no shares issued). During fiscal 2001, the Company cancelled all stock held in treasury.

    On December 19, 2001, the Company issued 3,755,000 shares of its common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $112.6 million, net of underwriters' fees and other costs associated with the offering. The Company used $24.0 million of the net proceeds of the offering to repay the outstanding balance of its revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

    In connection with the acquisition of General Atronics Corporation, the Company issued 355,359 shares of common stock.

    STOCK COMPENSATION PLANS The 1991 Stock Option Plan (the Plan), which was approved by the Company's stockholders on August 8, 1991, provided for the grant of options to purchase a total of 600,000 shares of DRS common stock through February 6, 2001. Under the terms of the Plan, options were granted to key employees, directors and consultants of the Company. Options granted under the Plan were at the discretion of the Board (Executive Compensation Committee) and could be incentive stock options or non-qualified stock options, except that incentive stock options could be granted only to employees. The option price was determined by the Executive Compensation Committee and had to be a price per share which was not less than the par value per share of the common stock, and in the case of an incentive stock option, could not be less than the fair-market value of the common stock on the date of the grant. Options could be exercised during the exercise period, as determined by the Executive Compensation Committee, except that no option could be exercised within six months of its grant date, and in the case of an incentive stock option, generally, the exercise period could not exceed ten years from the date of the grant. Upon the expiration of the Plan on February 6, 2001, a total of 161,550 shares of common stock remained ungranted. Options still outstanding at the time of the Plan's expiration remain in effect, as granted, and are no longer reserved for future grants.

    On June 17, 1996, the Board adopted, and on August 7, 1996, the stockholders approved, the 1996 Omnibus Plan (Omnibus Plan). The Omnibus Plan was initially limited to 500,000 shares and has since been increased, with stockholder approval, to 2,375,000 shares. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) phantom stock, (vi) stock bonuses and (vii) other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan are not exercisable prior to one year after the date of grant and become exercisable as to 25% of the shares granted on each of the first four anniversaries of the date of grant. As of March 31, 2002, 102,306 shares were reserved for future grants under the Omnibus Plan.

    Pursuant to the terms of exercise under the grant, the excess of the fair-market value of shares under option at the date of grant over the option price may be charged to unamortized restricted stock compensation or to earnings as compensation expense and credited to additional paid-in capital. The unamortized restricted stock compensation, if any, is charged to net earnings as it becomes exercisable, in accordance with the terms of the grant. The amount of compensation charged to earnings in fiscal 2002, 2001 and 2000 was approximately $218,000, $112,000 and $155,000, respectively.

    A summary of stock option activity is as follows:

                                                           NUMBER OF   WEIGHTED
                                                           SHARES OF   AVERAGE
                                                            COMMON     EXERCISE
                                                             STOCK      PRICE
                                                           ---------   --------
Outstanding at March 31, 1999............................  1,491,230    $ 8.66
  (of which 461,579 shares were exercisable)
    Granted..............................................    436,050    $ 7.25
    Exercised............................................   (151,087)   $ 3.33
    Expired or cancelled.................................    (92,122)   $ 8.91
                                                           ---------    ------
Outstanding at March 31, 2000............................  1,684,071    $ 8.76
  (of which 611,446 shares were exercisable)
    Granted..............................................    532,600    $13.42
    Exercised............................................   (225,579)   $ 9.15
    Expired or cancelled.................................    (57,562)   $ 8.55
                                                           ---------    ------
Outstanding at March 31, 2001............................  1,933,530    $ 9.99
  (of which 792,668 shares were exercisable)
    Granted..............................................    652,207    $33.56
    Exercised............................................   (454,317)   $ 8.33
    Expired or cancelled.................................    (18,600)   $18.97
                                                           ---------    ------
Outstanding at March 31, 2002
  (of which 754,078 shares were exercisable).............  2,112,820    $17.52
                                                           =========    ======

    In connection with the NAI acquisition, each issued and outstanding NAI warrant to purchase NAI common stock at an exercise price of $2.50 per share was converted into DRS warrants at a conversion ratio of 0.25 of a share of DRS common stock to one share of NAI common stock. These warrants expired on February 15, 2002 and were exercised in full with the exception of 401 shares that were not presented for exercise. Each issued and outstanding NAI stock option, whether vested or unvested, was assumed by DRS using the same conversion ratio as was used for the warrants, but rounded down to the nearest whole number. The terms and conditions under which the stock options were granted prior to the acquisition, with the exception of the exercise price and number of shares, remained the same. The Company issued 603,175 warrants and assumed 161,230 converted stock options, respectively.

    The stock options exercised during fiscal 2000 include 50,000 shares, which are being held by the Company in "book entry" form, and 100,000 shares, which were exercised via a stock-for-stock transaction. Book entry shares are not considered issued or outstanding as of March 31,2002. However, these shares are included in the Company's diluted earnings per share calculation. In connection with the stock-for-stock transaction, 55,755 mature shares (i.e., common shares held by the option holder for at least six months) with a fair value equal to the aggregate exercise price of the stock options exercised were tendered by the option holder to the Company to satisfy the total exercise price of the options.

    Information regarding all options outstanding at March 31, 2002 follows:

                                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                             ----------------------------------   --------------------
                                                                     WEIGHTED
                                                         WEIGHTED     AVERAGE                 WEIGHTED
                                                         AVERAGE     REMAINING                AVERAGE
             RANGE OF EXERCISE               NUMBER OF   EXERCISE   CONTRACTUAL   NUMBER OF   EXERCISE
                  PRICES                      OPTIONS     PRICE        LIFE        OPTIONS     PRICE
-------------------------------------------  ---------   --------   -----------   ---------   --------
Less than $7.76............................    399,262    $ 7.34     6.8 years     152,425     $ 7.48
$7.76 - $10.00.............................    293,850    $ 9.07     6.1 years     245,100     $ 9.08
$10.01 - $13.49............................    296,850    $10.99     6.4 years     248,850     $10.98
$13.50 - $21.80............................    497,801    $13.93     8.6 years     105,853     $13.62
Greater than $21.80........................    625,057    $33.97     9.6 years       1,850     $27.24
                                             ---------    ------     ---------     -------     ------
Total......................................  2,112,820    $17.52     7.9 years     754,078     $10.07
                                             =========    ======     =========     =======     ======

    Pro forma information regarding net earnings and earnings per share, as required by SFAS 123, has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%, 5.7% and 6.0% in fiscal 2002, 2001 and 2000, respectively; dividend yield of 0%; volatility factor related to the expected market price of the Company's common stock of 0.4418 in fiscal 2002, 0.2893 in fiscal 2001 and
0.2953 in fiscal 2000; and weighted-average expected option life of five years.

    The weighted-average fair values of options granted at market during fiscal 2002, 2001 and 2000 were $11.90, $4.85 and $2.71 per share, respectively. For purposes of pro forma disclosures, the options' estimated fair values were amortized to expense over the options' vesting periods. Accordingly, the pro forma results for fiscal 2002, 2001 and 2000 presented below include 27%, 48% and 107%, respectively, of the total pro forma expense for options awarded in each year. The pro forma amounts may not be representative of the effects on reported earnings for future years. The Company's pro forma information is as follows:

                                                          YEAR ENDED MARCH 31,
                                                    ---------------------------------
                                                      2002        2001        2000
                                                    ---------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER-SHARE
                                                                  DATA)
Net income, as reported...........................   $20,331     $11,978     $4,310
Net income, pro forma.............................   $19,081     $11,381     $3,579
Earnings per share, as reported
  Basic...........................................   $  1.52     $  1.14     $ 0.47
  Diluted.........................................   $  1.41     $  1.01     $ 0.47
Earnings per share, pro forma
  Basic...........................................   $  1.42     $  1.09     $ 0.39
  Diluted.........................................   $  1.32     $  0.92     $ 0.41

NOTE 14. PENSIONS AND OTHER EMPLOYEE BENEFITS

    In connection with DRS's acquisition of the Boeing SES business (see
Note 2), the Company established a defined benefit plan (the Plan) for certain of those employees who transferred to DRS at the time of the acquisition on September 28, 2001. Participants are non-union employees who were enrolled in Boeing pension plans. Benefits are based on years of service. The Company's funding policy is to make contributions to the extent such contributions are actuarially determined and tax deductible. Plan assets are invested primarily in U.S. government and agency instruments, as well as listed stocks and bonds.

    The Company also maintains two non-contributory and unfunded supplemental retirement plans: the Supplemental Executive Retirement Plan (the DRS SERP), which was established on February 1, 1996 for the benefit of certain key executives; and the DRS Supplemental Retirement Plan (DRS SRP), which was established for the benefit of certain employees who were transferred to DRS in connection with the Company's fiscal 1998 acquisition of certain assets of the Electro-Optical Systems and Focal Plane Array businesses of Raytheon Company. Pursuant to the DRS SERP, the Company will provide retirement benefits to each key executive, based on years of service and final average annual compensation as defined therein. The DRS SRP benefits are based on the eligible employees' final average earnings and their Social Security benefit.

    The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                                     UNFUNDED
                                                                  FUNDED           SUPPLEMENTAL
                                                              DEFINED BENEFIT    RETIREMENT PLANS
                                                               PENSION PLAN     -------------------
                                                                   2002           2002       2001
                                                              ---------------   --------   --------
                                                                         (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation assumed through acquisition............      $16,086       $ 2,948    $    --
  Benefit obligation at beginning of year...................           --         4,039      3,162
  Service cost..............................................          500           308        195
  Interest cost.............................................          583           376        221
  Actuarial (gain) loss.....................................           --          (220)       535
  Benefits paid.............................................           --           (74)       (74)
                                                                  -------       -------    -------
Benefit obligation at end of year...........................      $17,169       $ 7,377    $ 4,039
                                                                  =======       =======    =======
Change in plan assets
  Fair value of plan assets assumed through acquisition.....      $15,900       $    --    $    --
  Actual return on plan assets..............................           --            --         --
  Employer contributions....................................           --            74         74
  Benefits paid.............................................           --           (74)       (74)
                                                                  -------       -------    -------
Fair value of plan assets at end of year....................      $15,900       $    --    $    --
                                                                  =======       =======    =======
Net amount recognized
  Funded status of the plans................................      $(1,269)      $(7,377)   $(4,039)
  Unrecognized transition obligation........................           --            --         --
  Unrecognized (gain) loss..................................          735         1,081      1,370
  Unrecognized prior service cost...........................           --         3,586        814
                                                                  -------       -------    -------
Net amount recognized.......................................      $  (534)      $(2,710)   $(1,855)
                                                                  =======       =======    =======
Amounts recognized in the Consolidated Balance Sheets
  consist of
  Intangible asset..........................................      $    --       $ 1,703    $    --
  Accrued benefit liability.................................         (534)       (4,413)    (1,855)
                                                                  -------       -------    -------
Net amounts recognized......................................      $  (534)      $(2,710)   $(1,855)
                                                                  =======       =======    =======

    The net pension cost related to the plans includes the following components:

                                                                                          UNFUNDED
                                                                 FUNDED                 SUPPLEMENTAL
                                                             DEFINED BENEFIT          RETIREMENT PLANS
                                                              PENSION PLAN     ------------------------------
                                                                  2002           2002       2001       2000
                                                             ---------------   --------   --------   --------
                                                                              (IN THOUSANDS)
Components of net periodic pension cost
  Service cost.............................................       $  500         $308       $195       $208
  Interest cost............................................          583          376        221        222
  Expected return on plan assets...........................         (735)          --         --         --
  Amortization of unrecognized prior-service cost..........           --          245        133        153
                                                                  ------         ----       ----       ----
Net periodic pension cost..................................       $  348         $929       $549       $583
                                                                  ======         ====       ====       ====

    The following weighted average actuarial assumptions were used to determine the benefit obligation and the net costs related to the plans:

                                                                                     UNFUNDED
                                                                                   SUPPLEMENTAL
                                                                                 RETIREMENT PLANS
                                                            FUNDED        ------------------------------
                                                        DEFINED BENEFIT   DRS SRP         DRS SERP
                                                         PENSION PLAN     --------   -------------------
                                                             2002           2002       2002       2001
                                                        ---------------   --------   --------   --------
Rate Assumptions
Discount rate.........................................       7.25%         7.25%       7.00%      7.00%
Expected return on plan assets........................       9.25%         9.00%       8.00%      8.00%
Increase in future compensation levels................       5.80%         4.00%       6.00%      6.00%

    The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2002, 2001 and 2000 amounted to $3.3 million, $2.3 million and $1.9 million, respectively.

    As required by FASB SFAS No. 87, "Employers' Accounting for Pensions"
(SFAS 87) for pension plans, where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2002 the additional minimum liability of the unfunded accumulated benefit obligation of $1.7 million as a long-term liability with an offset to intangible assets.

NOTE 15. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

    At March 31, 2002, the Company was party to various noncancellable operating leases (principally for administration, engineering and production facilities) with minimum rental payments as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2003........................................................     $17,277
2004........................................................      13,394
2005........................................................      11,819
2006........................................................      10,970
2007........................................................       9,190
Thereafter..................................................      25,261
                                                                 -------
Total.......................................................     $87,911
                                                                 =======

    It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

    Total rent expense aggregated $14.3 million, $11.3 million and $8.7 million in fiscal 2002, 2001and 2000, respectively.

    Effective July 20, 1994, the Company entered into an Employment, Non-Competition and Termination Agreement with David E. Gross (the Gross Agreement), who retired as President and Chief Technical Officer of the Company on May 12, 1994. Under the terms of the Gross Agreement, Mr. Gross received compensation for his services under a five-year consulting agreement and a five-year non-compete arrangement. The payments were charged to expense over the five-year term, as services were performed and obligations were fulfilled by Mr. Gross. Upon conclusion of the initial five-year period, Mr. Gross began receiving an aggregate of $1.3 million, payable over a nine-year period as deferred compensation. The approximate net present value of the deferred compensation payments to be made to Mr. Gross is included in Other liabilities in the Consolidated Balance Sheets.

    In April and May 1998, subpoenas were issued to the Company by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of DRS Photronics, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to the Company on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of its then employees. On May 17, 2002, DRS Photronics announced that it had entered into a global settlement with the government, resolving all potential allegations related to the investigation. Under the terms of the settlement, DRS Photronics agreed to pay $2.5 million in restitution and pleaded guilty to a violation of the False Claims Act.

    The Company currently is involved in a dispute with Spar Aerospace Ltd.
(Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. On January 11, 2002, the Company was notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of March 31, 2002, the Company had accrued approximately $3.9 million, including interest associated with the potential award. On February 5, 2002, the Company filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice.

    On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against the Company of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement, which superseded plaintiffs' original complaint. Although this action is in its early stages, the Company believes it has meritorious defenses and does not believe the action will have a material adverse effect on its earnings or financial condition.

    The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

NOTE 16. OPERATING SEGMENTS

    DRS operates in three principal business segments on the basis of products and services offered. Separate and distinct businesses comprise each operating segment: ESG, EOSG and FSCG. All other operations are combined in Other.

    ESG is a supplier of computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, radar support and antennae systems, acoustic signal processing and display equipment, and combat control systems. The Group's products are used on front-line platforms, including Aegis destroyers and cruisers, aircraft carriers, submarines and surveillance aircraft. ESG's products also are used in U.S. Army and international battlefield digitization programs.

    EOSG produces systems and subsystems for infrared night vision and targeting systems for the U.S. Army's Abrams Main Battle Tanks, Bradley Fighting Vehicles, the OH-58D Kiowa Warrior helicopters, Aegis destroyers and cruisers, and the High-Mobility Multipurpose Wheeled Vehicle Scouts. EOSG designs, manufactures and markets these and other products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. The Group is one of two key suppliers to the U.S. government for advanced focal plane array technology. In addition to the Group's military applications, EOSG also manufactures electro-optical modules for commercial devices used in corrective laser eye surgery and provides system integration for retinal scanning and imaging devices.

    FSCG is a manufacturer of airborne deployable recorders and surveillance and communications systems. FSCG's products are used by U.S. and international militaries, as well as commercial customers. The Group produces integrated naval ship communications systems, information management systems, mission recorders, coastal and border surveillance and radar systems, ultra high-speed digital imaging systems for F/A-18 aircraft and industrial purposes, and multiple-platform weapons calibration systems for air platforms, such as the AH-64 Apache attack helicopter and the AC-130U gunship. FSCG also provides electronic manufacturing services to the defense and space industries.

    Other includes the activities of DRS Corporate Headquarters, DRS Ahead Technology and certain non-operating subsidiaries of the Company. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment (DRS Ahead Technology was sold on May 29, 2002. See Note 18).

    Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these inter-company transactions are eliminated in consolidation. Other accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating income, as shown, includes amounts allocated from DRS Corporate operations.

    Information about the Company's continuing operations in these segments for each of the three years ended March 31, 2002 is as follows:

                                    ESG        EOSG       FSCG      OTHER      TOTAL
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Fiscal 2002
  Total revenues................  $206,654   $208,883   $ 99,106   $  9,209   $523,852
  Intersegment revenues.........       (37)      (662)    (5,953)        --     (6,652)
                                  --------   --------   --------   --------   --------
  External revenues.............  $206,617   $208,221   $ 93,153   $  9,209   $517,200
                                  --------   --------   --------   --------   --------
  Operating income (loss).......  $ 18,053   $ 27,365   $  5,090   $   (739)  $ 49,769
  Identifiable assets...........  $127,391   $248,604   $111,016   $114,080   $601,091
  Depreciation and
    amortization................  $  1,914   $  7,153   $  2,907   $  1,815   $ 13,789
  Capital expenditures..........  $  2,618   $  7,553   $  1,694   $  1,718   $ 13,583
Fiscal 2001
  Total revenues................  $186,731   $148,227   $ 87,055   $  9,651   $431,664
  Intersegment revenues.........      (257)       (65)    (3,736)        --     (4,058)
                                  --------   --------   --------   --------   --------
  External revenues.............  $186,474   $148,162   $ 83,319   $  9,651   $427,606
                                  --------   --------   --------   --------   --------
  Operating income (loss).......  $ 15,336   $ 23,646   $   (747)  $   (704)  $ 37,531
  Identifiable assets...........  $106,627   $112,154   $ 97,791   $ 18,368   $334,940
  Depreciation and
    amortization................  $  3,447   $  6,972   $  4,029   $  1,797   $ 16,245
  Capital expenditures..........  $  2,239   $ 10,099   $  2,216   $  1,631   $ 16,185
Fiscal 2000
  Total revenues................  $187,971   $130,688   $ 65,043   $  8,356   $392,058
  Intersegment revenues.........      (177)       (27)      (387)        --       (591)
                                  --------   --------   --------   --------   --------
  External revenues.............  $187,794   $130,661   $ 64,656   $  8,356   $391,467
                                  --------   --------   --------   --------   --------
  Operating income (loss).......  $ 14,593   $ 13,893   $    273   $ (2,581)  $ 26,178
  Identifiable assets...........  $ 94,719   $125,326   $ 74,266   $ 20,478   $314,789
  Depreciation and
    amortization................  $  3,813   $  7,336   $  3,632   $  2,289   $ 17,070
  Capital expenditures..........  $  1,722   $  1,726   $    772   $  1,990   $  6,210

    As a result of changes in estimates to complete on certain long-term programs, operating income for EOSG included the net effect of favorable program adjustments of $1.7 million, $7.0 million and $1.6 million in fiscal 2002, 2001 and 2000, respectively. Similarly, operating income for FSCG included the effect of a negative program adjustment of $1.3 million and $1.9 million in fiscal 2002 and 2001, respectively.

    Revenues, total assets and property, plant and equipment by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2002 is as follows:

                                                          UNITED                UNITED
                                               TOTAL      STATES     CANADA    KINGDOM
                                              --------   --------   --------   --------
                                                           (IN THOUSANDS)
Fiscal 2002
  Revenues..................................  $517,200   $464,758   $31,228    $21,214
  Total assets..............................  $601,091   $534,347   $37,485    $29,259
  Property, plant and equipment, net........  $ 50,481   $ 46,674   $ 2,518    $ 1,289

Fiscal 2001
  Revenues..................................  $427,606   $380,279   $26,964    $20,363
  Total assets..............................  $334,940   $273,178   $33,162    $28,600
  Property, plant and equipment, net........  $ 37,639   $ 34,343   $ 2,046    $ 1,250

Fiscal 2000
  Revenues..................................  $391,467   $319,331   $32,437    $39,699
  Total assets..............................  $314,789   $245,450   $32,765    $36,574
  Property, plant and equipment, net........  $ 29,006   $ 25,465   $ 1,958    $ 1,583

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth unaudited quarterly financial information for fiscal 2002 and 2001:

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Fiscal year ended March 31, 2002
  Revenues..............................  $103,352   $116,178   $141,238   $156,432
  Operating income......................  $  9,684   $ 10,703   $ 13,878   $ 15,504
  Net earnings..........................  $  3,898   $  4,483   $  5,371   $  6,579
  Basic earnings per share..............  $   0.32   $   0.37   $   0.42   $   0.40
  Diluted earnings per share............  $   0.30   $   0.34   $   0.38   $   0.38
Fiscal year ended March 31, 2001
  Revenues..............................  $ 94,521   $107,227   $ 95,935   $129,923
  Operating income......................  $  7,155   $  8,503   $ 10,091   $ 11,782
  Net earnings..........................  $  1,898   $  2,239   $  3,479   $  4,362
  Basic earnings per share..............  $   0.20   $   0.22   $   0.32   $   0.37
  Diluted earnings per share............  $   0.18   $   0.20   $   0.28   $   0.34

NOTE 18. SUBSEQUENT EVENTS

    On May 28, 2002, he Company announced that it signed a definitive agreement to acquire the assets and certain liabilities of the Navy Controls Division of Eaton Corporation (NCD) for $92.2 million in cash. NCD, located in Milwaukee, Wisconsin, and Danbury Connecticut, is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, in addition to specialized customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays and specialty reactor instrumentation and control equipment. NCD will be managed as part of the Electronic Systems Group. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects to complete the acquisition during June or July of fiscal 2003.

    On May 29, 2002, the Company announced that it sold the assets of its DRS Ahead Technology operating unit. DRS Ahead Technology contributed approximately 2% of consolidated revenues in fiscal 2002, 2001 and 2000 and recorded operating (losses)/income of $(369,000), $70,000 and $(749,000) in fiscal 2002, 2001 and
2000, respectively. The operating unit was sold at book value.

                    DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
              SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS YEARS
                      ENDED MARCH 31, 2002, 2001 AND 2000

                                                                COL. C                        COL. D
                COL. A                      COL. B           ADDITIONS(A)                  DEDUCTIONS(B)              COL. E
---------------------------------------  ------------   -----------------------      -------------------------      ----------
                                                           (1)          (2)              (1)           (2)
                                                                     CHARGED TO                    CREDITED TO
                                          BALANCE AT    CHARGED TO     OTHER         CREDITED TO      OTHER         BALANCE AT
                                         BEGINNING OF   COSTS AND    ACCOUNTS--       COSTS AND    ACCOUNTS--         END OF
              DESCRIPTION                   PERIOD       EXPENSES     DESCRIBE        EXPENSES      DESCRIBE          PERIOD
---------------------------------------  ------------   ----------   ----------      -----------   -----------      ----------
                                                                            (IN THOUSANDS)
INVENTORY RESERVE
Year ended March 31, 2002..............   $    5,460    $    1,383   $    1,261(c)   $    2,217    $    1,419(d)    $    4,468
Year ended March 31, 2001..............   $    5,340    $    4,138   $      437(c)   $    2,021    $    2,434(d)    $    5,460
Year ended March 31, 2000..............   $    3,166    $    4,885   $      151(c)   $    2,752    $      110(d)    $    5,340

ACCRUAL FOR FUTURE COSTS ON
 UNCOMPLETED CONTRACTS
Year ended March 31, 2002..............   $    8,032    $    6,005   $    1,612(c)   $    3,561    $    2,764(e)    $    9,324
Year ended March 31, 2001..............   $    4,973    $    6,576   $       56(c)   $    2,562    $    1,011(e)    $    8,032
Year ended March 31, 2000..............   $    8,119    $    3,491   $      121(c)   $    4,269    $    2,489(e)    $    4,973

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended March 31, 2002..............   $    1,074    $      483   $      217(c)   $      190    $      175(d)    $    1,409
Year ended March 31, 2001..............   $    1,410    $      677   $        2(c)   $      140    $      875(d)    $    1,074
Year ended March 31, 2000..............   $    1,182    $      389   $        7(c)   $      149    $       19(d)    $    1,410

NOTE RECEIVABLE RESERVE (CURRENT
 ASSETS)
Year ended March 31, 2002..............   $    1,375    $       --   $       --      $       --    $       --       $    1,375
Year ended March 31, 2001..............   $      259    $    1,116   $       --      $       --    $       --       $    1,375
Year ended March 31, 2000..............   $       --    $      259   $       --      $       --    $       --       $      259

--------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

    The information required by Items 10 through 13 of this Part is incorporated herein by reference to our Definitive Proxy Statement, dated June 27, 2002, for the 2002 Annual Meeting of Stockholders. Reference also is made to the information under Executive Officers of the Registrant in Part I of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following are documents filed as part of this report:

       1.  Financial Statements

                See Item 8. Financial Statements and
                  Supplementary Data........................                    42

            2.  Financial Statement Schedules

                Schedule II--Valuation and Qualifying
                  Accounts..................................                    75

               All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated
               Financial Statements or Notes thereto.

            3.  Exhibits filed as part of this report are
                listed in the Exhibit Index at the end of
                this report.................................                    79

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DRS TECHNOLOGIES, INC.

Dated: June 26, 2002

                                                                     /s/ MARK S. NEWMAN
                                                       -----------------------------------------------
                                                           Mark S. Newman, CHAIRMAN OF THE BOARD,
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                 /s/ MARK S. NEWMAN                    Chairman of the Board,
     -------------------------------------------         President, Chief Executive       June 26, 2002
                   Mark S. Newman                        Officer and Director

              /s/ RICHARD A. SCHNEIDER                 Executive Vice President, Chief
     -------------------------------------------         Financial Officer and            June 26, 2002
                Richard A. Schneider                     Treasurer

                    /s/ IRA ALBOM
     -------------------------------------------       Director                           June 26, 2002
                      Ira Albom

                /s/ DONALD C. FRASER
     -------------------------------------------       Director                           June 26, 2002
                  Donald C. Fraser

               /s/ WILLIAM F. HEITMANN
     -------------------------------------------       Director                           June 26, 2002
                 William F. Heitmann

               /s/ STEVEN S. HONIGMAN
     -------------------------------------------       Director                           June 26, 2002
                 Steven S. Honigman

                /s/ C. SHELTON JAMES
     -------------------------------------------       Director                           June 26, 2002
                  C. Shelton James

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                 /s/ MARK N. KAPLAN
     -------------------------------------------       Director                           June 26, 2002
                   Mark N. Kaplan

                 /s/ STUART F. PLATT
     -------------------------------------------       Director                           June 26, 2002
                   Stuart F. Platt

                /s/ DENNIS J. REIMER
     -------------------------------------------       Director                           June 26, 2002
                  Dennis J. Reimer

                  /s/ ERIC J. ROSEN
     -------------------------------------------       Director                           June 26, 2002
                    Eric J. Rosen

                                 EXHIBIT INDEX

    Certain of the following exhibits, designated with an asterisk (*) are filed herewith. Certain of the following exhibits, designated with a P, are being filed on paper, pursuant to a hardship exemption under Rule 202 of Regulaton S-T. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

            EXHIBIT NO.                                        DESCRIPTION
            -----------                ------------------------------------------------------------
  3.1                           --     Restated Certificate of Incorporation of the Company
                                       [Registration Statement No. 2-70062-NY, Amendment No. 1,
                                       Exhibit 2(a)]

  3.2                           --     Certificate of Amendment of the Restated Certificate of
                                       Incorporation of the Company, as filed July 7, 1983
                                       [Registration Statement on Form 8-A of the Company, dated
                                       July 13, 1983, Exhibit 2.2]

  3.3                           --     Composite copy of the Restated Certificate of Incorporation of the Company, as amended [Registration Statement
                                       No. 2-85238, Exhibit 3.3]

  3.4                           --     Amended and Restated Certificate of Incorporation of the
                                       Company, as filed April 1, 1996 [Registration Statement
                                       No. 33-64641, Post-Effective Amendment No. 1, Exhibit 3.4]

  3.5                           --     By-laws of the Company, as amended to November 7, 1994
                                       [Form 10-K, fiscal year ended March 31, 1995, File
                                       No. 1-8533, Exhibit 3.4]

  3.6                           --     Certificate of Amendment of the Certificate of Incorporation
                                       of Precision Echo Acquisition Corp., as filed March 10, 1995
                                       [Form 10-K, fiscal year ended March 31, 1995, File
                                       No. 1-8533, Exhibit 3.5]

  3.7                           --     Form of Advance Notice By-Laws of the Company [Form 10-Q,
                                       quarter ended December 31, 1995, File No. 1-8533,
                                       Exhibit 3]

  3.8                           --     Amended and Restated By-Laws of the Company, as of April 1,
                                       1996 [Registration Statement No. 33-64641, Post-Effective
                                       Amendment No. 1, Exhibit 3.8]

  4.1                           --     Registration Rights Agreement, dated as of September 22,
                                       1995 between the Company and Forum Capital Markets L.P.
                                       [Registration Statement No. 33-64641, Amendment No. 1,
                                       Exhibit 4.3]

 10.1                           --     1991 Stock Option Plan of the Company [Registration
                                       Statement No. 33-42886, Exhibit 28.1]

 10.2                           --     1996 Omnibus Plan of the Company [Registration Statement No.
                                       333-14487, Exhibit 99.1]

 10.3                           --     Joint Venture Agreement, dated as of November 3, 1993, by
                                       and between DRS Systems Management Corporation and Laurel
                                       Technologies, Inc. [Form 10-Q, quarter ended December 31,
                                       1993, File No. 1-8533, Exhibit 6(a)(3)]

 10.4                           --     Waiver Letter, dated as of December 13, 1993, by and between
                                       DRS Systems Management Corporation and Laurel
                                       Technologies, Inc. [Form 10-Q, quarter ended December 31,
                                       1993, File No. 1-8533, Exhibit 6(a)(4)]

 10.5                           --     Partnership Agreement, dated December 13, 1993, by and
                                       between DRS Systems Management Corporation and Laurel
                                       Technologies, Inc. [Form 10-Q, quarter ended December 31,
                                       1993, File No. 1-8533, Exhibit 6(a)(5)]

 10.6                           --     Employment, Non-Competition and Termination Agreement, dated
                                       July 20, 1994, between Diagnostic/Retrieval Systems, Inc.
                                       and David E. Gross [Form 10-Q, quarter ended June 30, 1994,
                                       File No. 1-8533, Exhibit 1]

            EXHIBIT NO.                                        DESCRIPTION
            -----------                ------------------------------------------------------------
 10.7                           --     Asset Purchase Agreement, dated October 28, 1994,
                                       Acquisition by PE Acquisition Corp., a subsidiary of
                                       Precision Echo, Inc. of all of the Assets of Ahead
                                       Technology Corporation [Form 10-Q, quarter ended
                                       December 31, 1994, File No. 1-8533, Exhibit 1]

 10.8                           --     Amendment to Agreement for Acquisition of Assets, dated
                                       July 5, 1995, between Photronics Corp. and Opto
                                       Mechanik, Inc. [Form 8-K, Amendment No. 1, July 5, 1995,
                                       File No. 1-8533, Exhibit 1]

 10.9                           --     Asset Purchase Agreement, dated as of February 9, 1996, by and among Mag-Head Engineering, Company, Inc. and Ahead
                                       Technology Acquisition Corporation, a subsidiary of
                                       Precision Echo, Inc. [Registration Statement No. 33-64641,
                                       Post-Effective Amendment No. 1, Exhibit 10.93]

 10.10                          --     Asset Purchase Agreement, dated June 17, 1996, by and among
                                       Vikron, Inc., Northland Aluminum, Inc., Ahead Wisconsin
                                       Acquisition Corporation, a third-tier subsidiary of the
                                       Company, and Ahead Technology, Inc., a second-tier
                                       subsidiary of the Company [Form 10-K, fiscal year ended
                                       March 31, 1997, File No. 1- 8533, Exhibit 10.99]

 10.11                          --     Agreement and Plan of Merger, dated September 30, 1996, by and among PTI Acquisition Corp., a subsidiary of the
                                       Company, Pacific Technologies, Inc., David A. Leedom, Karen
                                       A. Mason, Robert T. Miller, Carl S. Ito and Barry S. Kindig
                                       [Form 10-K, fiscal year ended March 31, 1997, File
                                       No. 1-8533, Exhibit 10.101]

 10.12                          --     Asset Purchase Agreement, dated October 22, 1996, by and
                                       among Ahead Technology, Inc., a second-tier subsidiary of
                                       the Company, Nortronics Acquisition Corporation, a
                                       third-tier subsidiary of the Company, Nortronics
                                       Company, Inc., Alan Kronfeld, Thomas Philipich and Robert
                                       Liston [Form 10-K, fiscal year ended March 31, 1997, File
                                       No. 1- 8533, Exhibit 10.102]

 10.13                          --     Purchase Agreement, dated as of September 19, 1997, between
                                       DRS Technologies, Inc. and Spar Aerospace Limited.
                                       [Form 8-K, October 27, 1997, File No. 1-8533, Exhibit 1]

 10.14                          --     Asset Purchase Agreement, dated July 28, 1998, by and among the Company, Raytheon TI Systems, Inc., Raytheon Company and
                                       Raytheon Systems Georgia, Inc. [Form 8-K, November 4, 1998,
                                       File No. 1-8533, Exhibit 1]

 10.15                          --     Letter Amendment by and among the Company, Raytheon TI
                                       Systems, Inc., Raytheon Company and Raytheon Systems
                                       Georgia, Inc., dated October 20, 1998, amending the Asset
                                       Purchase Agreement. [Form 8-K, November 4, 1998, File
                                       No. 1-8533, Exhibit 2]

 10.16                          --     Amended and Restated Revolving Credit Loan and Term Loan
                                       Agreement, dated October 20, 1998, by and among the Company,
                                       DRS Technologies Canada Company, DRS Technologies
                                       Canada, Inc., DRS EO, Inc., DRS FPA, L.P. and Mellon Bank,
                                       N.A. [Form 8-K, November 4, 1998, File No. 1-8533,
                                       Exhibit 3]

 10.17                          --     Agreement and Plan of Merger dated August 26, 1998, as
                                       amended, among DRS Technologies, Inc., DRS Merger Sub, Inc.
                                       and NAI Technologies, Inc. [Registration Statement
                                       No. 333-69751, Post Effective Amendment No. 1,
                                       Exhibit 2.1]).

 10.18                          --     Amendment to Agreement and Plan of Merger, dated
                                       February 17, 1999, among DRS Technologies, Inc., DRS Merger
                                       Sub, Inc. and NAI Technologies, Inc. [Form 8-K, March 5,
                                       1999, File No. 1-8533, Exhibit 2]

 10.19                          --     1991 Stock Option Plan of NAI Technologies, Inc.
                                       [Registration Statement No. 333-69751, Post Effective
                                       Amendment No. 1 on Form S-8, Exhibit 4.4]

 10.20                          --     1993 Stock Option Plan for Directors of NAI
                                       Technologies, Inc. [Registration Statement No. 333-69751,
                                       Post Effective Amendment No. 1 on Form S-8, Exhibit 4.5]

            EXHIBIT NO.                                        DESCRIPTION
            -----------                ------------------------------------------------------------
 10.21                          --     1996 Stock Option Plan of NAI Technologies, Inc.
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

 10.28[P]                              Modification P00001, dated January 16, 1998, to Contract
                                       DAAH01-97-C-0390

 10.29[P]                              Modification P00008, dated October 30, 1998, to Contract
                                       DAAH01-97-C-0390

 10.30[P]                              Contract DAAB07-97-C-J430, dated April 1, 1997, between
                                       Hughes Aircraft Co. and the U.S. Army

 10.31[P]                              Modification P00037, dated March 31, 1999, to Contract
                                       DAAB07-97-C-J430

 10.32                                 First Amendment and Modification Agreement, dated
                                       August 15, 1999, by and among the Company, DRS Technologies
                                       Canada Company, DRS Technologies Canada, Inc., DRS Sensor
                                       Systems, Inc., formerly known as DRS EO, Inc., and DRS
                                       Infrared Technologies, LP, formerly known as DRS FPA, L.P.
                                       and Mellon Bank, N.A. as the Agent and Lender [Form 10-K,
                                       Fiscal Year ended March 31, 2000, File No. 1-8533,
                                       Exhibit 10.32]

 10.33                                 Second Amendment and Modification Agreement, dated
                                       February 4, 2000, by and among the Company, DRS Technologies
                                       Canada Company, DRS Technologies Canada, Inc., DRS Sensor
                                       Systems, Inc., formerly known as DRS EO, Inc., and DRS
                                       Infrared Technologies, LP, formerly known as DRS FPA, L.P.
                                       and Mellon Bank, N.A. as the Agent and Lender [Form 10-K,
                                       Fiscal Year ended March 31, 2000, File No. 1-8533,
                                       Exhibit 10.33]

 10.34                                 Asset Purchase Agreement, dated June 12, 2000, by and
                                       between DRS Technologies, Inc. and General Atronics
                                       Corporation

 10.35                                 Employment Agreement, dated as of August 9, 2000, by and
                                       between the Company and Paul G. Casner, Jr.

*10.36                                 Employment Agreement, dated as of June 26, 2002, by and
                                       between the Company and Robert F. Mehmel

*21                             --     List of subsidiaries of the Company as of March 31, 2002

*23.1                           --     Consent of KPMG LLP