Form 10-Q
period 2002-06-30
DRS TECHNOLOGIES INC
filed 2002-08-14
CIK 28630

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    YES /X/                     NO / /

As of August 13, 2002, 16,861,162 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

================================================================================

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               ------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      PART I - FINANCIAL INFORMATION                                PAGE NO.
       ITEM 1.   Financial Statements

                 Consolidated Balance Sheets - June 30, 2002 and March 31, 2002..................   1

                 Consolidated Statements of Earnings - Three Months Ended June 30, 2002 and 2001    2

                 Consolidated Statements of Cash Flows - Three Months Ended June 30, 2002 and
                 2001............................................................................   3

                 Notes to Consolidated Financial Statements......................................   4 - 9

       ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................   10 - 18

       ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......................   18

                                       PART II - OTHER INFORMATION

       ITEM 1.   Legal Proceedings...............................................................   19

       ITEM 6.   Exhibits and Reports on Form 8-K................................................   19

  SIGNATURES     ................................................................................   20

PART I - FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS


                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  (UNAUDITED)
                                                                                     JUNE 30,      MARCH 31,
                                                                                       2002          2002
                                                                                  ---------       ----------

                                    ASSETS

Current assets:
          Cash and cash equivalents                                               $ 114,523      $ 117,782
          Accounts receivable, net                                                   96,356        110,861
          Inventories, net of progress payments                                     117,545        120,910
          Prepaid expenses and other current assets                                  10,321          9,276
                                                                                  ---------      ---------
                                  Total current assets                              338,745        358,829
                                                                                  ---------      ---------

Property, plant and equipment, less accumulated depreciation and amortization of $42,613 and $45,389 at June 30, 2002 and March 31, 2002,
          respectively                                                               52,326         50,481

Acquired intangible assets, less accumulated amortization of $7,584 and $7,028 at June 30, 2002 and March 31, 2002,
        respectively                                                                 33,577         34,133

Goodwill                                                                            144,014        142,610

Deferred income taxes and other noncurrent assets                                    17,647         15,038
                                                                                  ---------      ---------

                                  TOTAL ASSETS                                    $ 586,309      $ 601,091
                                                                                  =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Current installments of long-term debt                                    $ 1,400         $1,435
          Short-term bank debt                                                          927            226
          Accounts payable                                                           30,399         49,671
          Accrued expenses and other current liabilities                            137,770        142,260
                                                                                  ---------       --------
                                  Total current liabilities                         170,496        193,592

Long-term debt, excluding current installments                                      137,550        138,060
Other noncurrent liabilities                                                         12,492         12,204
                                                                                  ---------       --------
                                  TOTAL LIABILITIES                                 320,538        343,856
                                                                                  ---------       --------

Stockholders' equity:
Preferred stock, no par value. Authorized 2,000,000 shares;
          none issued at June 30, 2002 and March 31, 2002                                --             --
Common Stock, $.01 par value per share.  Authorized 30,000,000 shares; issued 16,859,912 and 16,834,052 shares at June 30,
          2002 and March 31, 2002, respectively                                         169            168
Additional paid-in capital                                                          197,987        197,387
Retained earnings                                                                    69,790         64,356
Accumulated other comprehensive losses                                               (2,152)        (4,630)
Unamortized stock compensation                                                          (23)           (46)
                                                                                  ---------      ----------
                                  TOTAL STOCKHOLDERS' EQUITY                        265,771        257,235
                                                                                  ---------      ----------

Commitments and contingencies

                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 586,309      $ 601,091
                                                                                  =========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
                 (in thousands, except per-share data)

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                              2002          2001
                                                            ---------     ---------


REVENUES                                                    $ 131,238     $ 103,352

Costs and expenses                                            118,565        93,668
                                                            ---------     ---------

OPERATING INCOME                                               12,673         9,684

Interest income                                                   478            25

Interest and related expenses                                   2,283         2,125

Other expense (income), net                                       521           (28)
                                                            ---------     ---------

   Earnings before minority interest
     and income taxes                                          10,347         7,612

Minority interest                                                 284           258
                                                            ---------     ---------

   Earnings before income taxes                                10,063         7,354

Income taxes                                                    4,629         3,456
                                                            ---------     ---------

   NET EARNINGS                                             $   5,434     $   3,898
                                                            =========     =========

NET EARNINGS PER SHARE OF COMMON STOCK:

   BASIC EARNINGS PER SHARE                                 $    0.32     $    0.32

   DILUTED EARNINGS PER SHARE                               $    0.31     $    0.30



          See accompanying Notes to Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                     2002            2001
                                                                                 ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                              $   5,434      $   3,898

Adjustments to reconcile net earnings to cash flows from operating activities:
         Depreciation and amortization                                                 3,161          2,881
         Other, net                                                                      491          1,269

Changes in assets and liabilities, net of effects from business combinations:
         Decrease in accounts receivable                                              13,875         23,937
         Decrease (increase) in inventories                                            2,958        (17,239)
         Increase in prepaid expenses and other current assets                          (922)        (2,103)
         Decrease in accounts payable                                                (19,561)        (6,470)
         Decrease in accrued expenses and other current liabilities                   (9,533)        (3,414)
         Increase in customer advances                                                 4,933          2,258
         Other, net                                                                      244           (460)
                                                                                   ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              1,080          4,557

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                         (4,161)        (3,526)
         Payments pursuant to business combinations                                     (750)            --
         Other, net                                                                       96             --
                                                                                   ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                                 (4,815)        (3,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings of short-term debt                                               709            184
         Borrowings on long-term debt                                                     --         16,600
         Repayment of borrowings of long-term debt                                      (545)       (19,819)
         Proceeds from stock option exercises                                            255            729
                                                                                   ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      419         (2,306)
                                                                                   ---------      ---------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                     57            749
                                                                                   ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,259)          (526)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       117,782          2,324
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 114,523      $   1,798
                                                                                   =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2002, and the results of operations and cash flows for the three-month periods ended June 30, 2002 and 2001. The results of operations for the three-months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

          For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2.   BUSINESS COMBINATIONS AND DISPOSALS

          On July 15, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division of Eaton Corporation for $92.2 million in cash, subject to adjustment. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT), and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as to specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. DRS PCT is being managed as a part of the Electronic Systems Group. The addition of this unit to ESG complements our presence in naval advanced command and control computer display and other ship systems. DRS PCT has over 600 employees. The acquisition will be accounted for using the purchase method of accounting.

          On May 27, 2002, the Company sold the assets of the DRS Ahead Technology operating unit. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives and manufactures magnetic video recording heads used in broadcast television equipment. The operating unit recorded $1.3 million of revenue and $0.4 million of operating loss for the period it was owned by the Company during the first quarter of fiscal 2003 and $2.2 million of revenue and $0.3 million of operating loss for the first quarter of fiscal 2002. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale.

          On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems - Texas, Inc., a unit of Meggitt plc for $0.8 million in cash. The business, located in Mineral Wells, Texas and now operating as DRS Unmanned Technologies, Inc. provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The operations of DRS Unmanned Technologies are not significant to DRS's consolidated operating results. The acquisition was accounted for using the purchase method of accounting.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.   INVENTORIES

          Inventories are summarized as follows:

                                             JUNE 30,       MARCH 31,
                                               2002           2002
                                           ------------   ------------
                                                 (IN THOUSANDS)
               Work-in-process             $    143,729   $    139,748
               Raw material and finished
                goods                             8,104          9,127
                                           ------------   ------------
                                                151,833        148,875
                                           ------------   ------------
               Less progress payments           (34,288)       (27,965)
                                           ------------   ------------

               Total                       $    117,545   $    120,910
                                           ============   ============

          General and administrative costs included in work-in-process were approximately $17.4 million and $16.3 million at June 30, 2002 and March 31, 2002, respectively. General and administrative expenses included in costs and expenses amounted to approximately $28.7 million and $20.7 million for the three-month periods ended June 30, 2002 and 2001, respectively. Included in those amounts are expenditures for internal research and development amounting to approximately $2.9 million and $2.1 million for the fiscal quarters ended June 30, 2002 and 2001, respectively.

4.   GOODWILL AND INTANGIBLE ASSETS

          The following disclosure presents certain information on the Company's acquired intangible assets as of June 30, 2002 and March 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                         WEIGHTED AVERAGE     GROSS CARRYING    ACCUMULATED
ACQUIRED INTANGIBLE ASSETS              AMORTIZATION PERIOD      AMOUNT        AMORTIZATION   NET BALANCE
-------------------------------------   -------------------   --------------   ------------   -----------
                                                                             (IN THOUSANDS)
AS OF JUNE 30, 2002
Amortized acquired intangible assets:
  Technology-based intangibles                21 years        $       22,931   $     (5,449)  $    17,482
  Customer-related intangibles                19 years                18,230         (2,135)       16,095
                                                              --------------   ------------   -----------
TOTAL                                                         $       41,161   $     (7,584)  $    33,577
                                                              ==============   ============   ===========

AS OF MARCH 31, 2002
Amortized acquired intangible assets:
  Technology-based intangibles                21 years        $       22,931   $     (5,155)  $    17,776
  Customer-related intangibles                19 years                18,230         (1,873)       16,357
                                                              --------------   ------------   -----------
TOTAL                                                         $       41,161   $     (7,028)  $    34,133
                                                              ==============   ============   ===========

          The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2002 and 2001 were $0.6 million and $0.4 million, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2003 and for each of the subsequent four fiscal years ending March 31, 2007 is approximately $2.2 million.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

          The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2002 to June 30, 2002.

                                                                                              FLIGHT SAFETY AND
                                                    ELECTRONIC          ELECTRO-OPTICAL        COMMUNICATIONS
                                                  SYSTEMS GROUP          SYSTEMS GROUP             GROUP              TOTAL
                                               --------------------   --------------------   --------------------   ----------
                                                                                  (IN THOUSANDS)
     Balance as of March 31, 2002              $             28,127   $             84,410   $             30,073   $  142,610
     Foreign currency translation adjustment                    513                      -                    789        1,302
     Other adjustments                                            -                    102                      -          102
                                               --------------------   --------------------   --------------------   ----------
     Balance as of June 30, 2002               $             28,640   $             84,512   $             30,862   $  144,014
                                               ====================   ====================   ====================   ==========

5.   EARNINGS PER SHARE

     The following table presents the computation of basic and diluted earnings per share (EPS):

                                                THREE MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                  2002            2001
                                               ------------   -------------
                                                   (IN THOUSANDS, EXCEPT
                                                      PER-SHARE DATA)
          BASIC EPS COMPUTATION:
             Net earnings                      $      5,434   $       3,898
                                               ------------   -------------
             Weighted average common shares
               outstanding                           16,843          12,095
                                               ------------   -------------
          Basic earnings per share             $       0.32   $        0.32
                                               ============   =============

          DILUTED EPS COMPUTATION:
             Net earnings                      $      5,434   $       3,898
                                               ------------   -------------
             Diluted common shares outstanding:
               Weighted average common shares
                outstanding                          16,843          12,095
               Stock options and warrants               801             936
                                               ------------   -------------
             Diluted common shares outstanding       17,644          13,031
                                               ------------   -------------
             Diluted earnings per share        $       0.31   $        0.30
                                               ============   =============

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6.   COMPREHENSIVE EARNINGS

          The components of comprehensive earnings for the three-month periods ended June 30, 2002 and 2001 consisted of the following:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------
                                                                         (IN THOUSANDS)
          Net earnings                                              $      5,434   $      3,898
          Other comprehensive earnings (losses):
            Foreign currency translation adjustments                       2,460            215
            Unrealized losses on hedging instruments:
              Cumulative adjustment at April 1, 2001                           -           (289)
              Unrealized gains (losses) arising during the period             18            (71)
                                                                    ------------   ------------
          Comprehensive earnings                                    $      7,912   $      3,753
                                                                    ============   ============

7.   OPERATING SEGMENTS

          DRS operates in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's segments for the fiscal periods ended June 30, 2002 and 2001 is as follows:

                                         ESG          EOSG        FSCG         OTHER        TOTAL
                                      ----------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
     QUARTER ENDED JUNE 30, 2002
     Total revenues                   $   34,911   $   69,178   $   27,309   $    1,858   $  133,256
       Intersegment revenues                   -         (184)      (1,834)           -       (2,018)
                                      ----------   ----------   ----------   ----------   ----------
     External  revenues               $   34,911   $   68,994   $   25,475   $    1,858   $  131,238
                                      ----------   ----------   ----------   ----------   ----------
     Operating income (loss)          $    1,343   $    9,875   $    2,257   $     (802)  $   12,673
     Identifiable assets              $  109,411   $  246,357   $  112,971   $  117,570   $  586,309
     Depreciation and amortization    $      471   $    1,707   $      690   $      293   $    3,161
     Capital expenditures             $      405   $    3,409   $      142   $      205   $    4,161

     QUARTER ENDED JUNE 30, 2001
     Total revenues                   $   38,096   $   41,933   $   22,297   $    2,236   $  104,562
       Intersegment revenues                 (17)         (94)      (1,099)           -       (1,210)
                                      ----------   ----------   ----------   ----------   ----------
     External  revenues               $   38,079   $   41,839   $   21,198   $    2,236   $  103,352
                                      ----------   ----------   ----------   ----------   ----------
     Operating income (loss)          $    4,808   $    4,477   $      801   $     (402)  $    9,684
     Identifiable assets              $  109,129   $  112,763   $   94,136   $   13,725   $  329,753
     Depreciation and amortization    $      374   $    1,271   $      764   $      472   $    2,881
     Capital expenditures             $      831   $    1,764   $      624   $      307   $    3,526

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

8.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            2002          2001
                                                        ------------   ------------
                                                               (IN THOUSANDS)
          Cash paid for:
            Income taxes                                $      1,826   $      6,353
            Interest                                    $      2,937   $      1,869

          Noncash investing and financing activities:
            Note receivable - sale of operating unit    $      3,070   $          -

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

          The Company currently is involved in a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. On January 11, 2002, the Company was notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of March 31, 2002, the Company had accrued approximately $3.9 million, including interest associated with the potential award. On February 5, 2002, the Company filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. The appeal currently is scheduled to be heard in September 2002.

          On October 3, 2001, a lawsuit was filed in the United States District Court for the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against the Company of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each such claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is in its early stages, the Company believes it has meritorious defenses and does not believe the action will have a material adverse effect on its earnings or financial condition.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company currently is evaluating the provisions of SFAS 143, but expects that the provisions will not have a material impact on its consolidated financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of APB No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 became effective for DRS on April 1, 2002. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is required to adopt SFAS 145, effective for fiscal 2003. SFAS No. 145 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires Companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of the Statement.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of June 30, 2002, and for the three-month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our March 31, 2002 Form 10-K.

     FORWARD-LOOKING STATEMENTS

          The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, our actual results could differ materially from those suggested by such forward-looking statements. Risks include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services.

     OVERVIEW

          We are a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, ruggedized computers, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as the DDG-51 Aegis destroyer, the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the OH-58D Kiowa Warrior helicopter, the AH-64 Apache helicopter and the F/A-18E/F Super Hornet jet fighter, as well as in other military and non-military applications.

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

          Our Electro-Optical Systems Group (EOSG) produces systems and subsystems for infrared night vision and targeting on the U.S. Army's Abrams Main Battle Tanks, Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, Aegis destroyers and cruisers, and High-Mobility Multipurpose Wheeled Vehicle Scouts. EOSG designs, manufactures and markets these and other products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. This Group is one of two key suppliers to the U.S. government for advanced focal plane array technology. In addition to military applications, EOSG also manufactures electro-optical modules for commercial devices used in corrective laser eye surgery and provides system integration for retinal scanning and imaging devices.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Our Flight Safety and Communications Group (FSCG) is a manufacturer of airborne deployable recorders and surveillance and communications systems. FSCG's products are used by U.S. and international militaries, as well as commercial customers. FSCG produces integrated naval ship communications systems, information management systems, mission recorders, coastal and border radar surveillance systems, ultra high-speed digital imaging systems for F/A-18 aircraft and industrial purposes, and multiple-platform weapons calibration systems for air platforms, such as the AH-64 Apache attack helicopter and the AC-130U gunship. The Group also provides electronics manufacturing services to the defense and space industries.

          Other includes the activities of DRS Corporate Headquarters, DRS Unmanned Technologies (see Business Combinations and Disposals Below), DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see business combinations and disposals below). DRS Unmanned Technologies provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment.

     BUSINESS COMBINATIONS AND DISPOSALS

          On July 15, 2002, we acquired the assets and assumed certain liabilities of the Navy Controls Division of Eaton Corporation for $92.2 million in cash, subject to adjustment. We financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS
     PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as to specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. DRS PCT is being managed as a part of ESG. DRS PCT's operating results will be included in the Company's consolidated results of operations from the date of acquisition. The addition of this unit to ESG complements our presence in naval advanced command and control computer display and other ship systems. DRS PCT has over 600 employees. The acquisition will be accounted for using the purchase method of accounting.

          On May 27, 2002, we sold the assets of our DRS Ahead Technology operating unit. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives and manufactures magnetic video recording heads used in broadcast television equipment. The operating unit recorded $1.3 million of revenue and $0.4 million of operating losses for the period it was owned by us during the first quarter of fiscal 2003 and $2.2 million of revenue and $0.3 million of operating losses for the first quarter of fiscal 2002. The assets of DRS Ahead Technology were sold for their aggregate book value, and we received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale.

          On April 11, 2002, we acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems - Texas, Inc., a unit of Meggitt plc for $0.8 million in cash. The business, located in Mineral Wells, Texas and now operating as DRS Unmanned Technologies,
     Inc. provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The operations of DRS Unmanned Technologies are not significant to our consolidated operating results. The acquisition was accounted for using the purchase method of accounting.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

     CRITICAL ACCOUNTING POLICIES

          Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the March 31, 2002 consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, goodwill and intangible assets, long-lived assets and acquired intangible assets, valuation of deferred tax assets and liabilities, and management estimates. For additional discussion of our critical accounting policies, see our MD&A in our March 31, 2002 Form 10-K.

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

     CONSOLIDATED SUMMARY

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

          Revenues and operating income for the three months ended June 30, 2002 were $131.2 million and $12.7 million, respectively, increasing $27.9 million and $3.0 million, respectively, as compared with the corresponding prior-year period. The Electro-Optical Systems Group and Flight Safety and Communications Group revenues increased $27.2 million and $4.3 million, respectively, and the Electronic Systems Group revenues decreased $3.2 million. Fiscal 2002 second quarter acquisitions of the Sensors and Electronics Systems (SES) business of The Boeing Company (operating as part of EOSG) and the Electro Mechanical Systems unit of Lockheed Martin (operating as part of ESG) contributed $19.0 million and $3.4 million of revenues, respectively, to fiscal 2003 first quarter revenues. The 31% increase in operating income was due primarily to the overall increase in revenues, partially offset by the impact of certain charges at our operating segments (see discussion of operating segments below for additional information).

          Interest income increased approximately $0.5 million for the quarter ended June 30, 2002, as compared with the prior-year period. The increase in interest income reflects a higher average cash and cash equivalents balance during the quarter, resulting from our common stock offering in the third quarter of fiscal 2002.

          Interest and related expenses increased $0.2 million for the quarter ended June 30, 2002, as compared with the corresponding prior-year period. The increase in interest expense was attributable to an overall increase in term loan borrowings outstanding during the quarter. The increase in our term loan borrowings was a result of our fiscal 2002 third quarter acquisition of the SES business of The Boeing Company. Partially offsetting the increase in interest expense was the favorable impact of an overall decrease in weighted average interest rates on our outstanding borrowings during the first quarter of fiscal 2003, as compared with the prior-year period. Our revolving line of credit borrowings were repaid in the third quarter of the prior fiscal year with proceeds from our fiscal 2002 common stock offering. As of June 30, 2002, we had no borrowings outstanding under our revolving credit facility.

          Minority interest was $0.3 million for the three months ended June 30, 2002 and 2001. Minority interest is generated by ESG's DRS Laurel Technologies unit in which we have an 80% interest.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

          The provision for income taxes for the three months ended June 30, 2002 reflects an annual estimated effective income tax rate of approximately 46%, as compared with 47% in the prior-year period. There are two primary factors that negatively impact our effective income tax rate; losses in ESG's U.K. operation for which the full tax benefit has not been recognized, and the effect of non-deductible lobbying expenses. It is anticipated that our effective tax rate will continue to decline moderately in future years, as we continue to grow.

          Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three months ended June 30, 2002 was $15.0 million, an increase of 22% over the prior-year period. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States of America, or as measures of our profitability or liquidity. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA, as we define it, may differ from similarly named measures used by other entities.

     OPERATING SEGMENTS

          The following tables set forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items as compared with the prior-year period:

                                 THREE MONTHS ENDED
                                       JUNE 30,         PERCENT CHANGES
                              -----------------------   ---------------
                                 2002         2001       2002 VS. 2001
                              ----------   ----------   ---------------

                                (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
          ESG
          External revenues   $   34,911   $   38,079              (8.3%)
          Operating income    $    1,343   $    4,808             (72.1%)
          Operating margin           3.8%        12.6%            (69.8%)
          EOSG
          External revenues   $   68,994   $   41,839              64.9%
          Operating income    $    9,875   $    4,477             120.6%
          Operating margin          14.3%        10.7%             33.6%
          FSCG
          External revenues   $   25,475   $   21,198              20.2%
          Operating income    $    2,257   $      801             181.8%
          Operating margin           8.9%         3.8%            134.2%
          OTHER
          External revenues   $    1,858   $    2,236             (16.9%)
          Operating loss      $     (802)  $     (402)            (99.5%)
          Operating margin         (43.2%)      (18.0%)          (140.0%)

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

     ELECTRONIC SYSTEMS GROUP

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Revenues decreased $3.2 million, or 8%, to $34.9 million in the three months ended June 30, 2002, as compared with the corresponding prior-year period. Operating income decreased $3.5 million, or 72%, to $1.3 million. The decrease in revenues was principally attributed to a decrease in sales of our rugged computers and peripherals and timing of shipments of combat display workstations and components. Partially offsetting the decrease in revenues was $4.3 million of revenue contributed by our fiscal 2002 second quarter acquisition of the Electro Mechanical Systems unit of Lockheed Martin (operating as DRS Surveillance Support Systems). The decrease in operating income was driven by the overall decrease in revenues, as well as first quarter charges totaling $0.7 million. The charges were associated with restructuring efforts at ESG's U.K operating unit, which included provisions for inventory and employee severance. We anticipate improvement in ESG's operating results throughout the remainder of fiscal 2003, as the scheduled volume of shipments on certain key programs increases. Additionally, the operating results of the recently completed acquisition of the Navy Controls Division of Eaton Corporation (operating as DRS Power & Control Technologies) will favorably impact future operating results.

     ELECTRO-OPTICAL SYSTEMS GROUP

          Revenues increased $27.2 million, or 65%, to $69.0 million in the three months ended June 30, 2002, as compared with the corresponding prior-year period. Operating income increased $5.4 million to $9.9 million. The increase in revenues was driven by our fiscal 2002 second quarter acquisition of the SES business of The Boeing Company (the SES acquisition) and internal growth from our infrared targeting and imaging systems. The programs we acquired with the SES acquisition generated $19.0 million of revenues in the first quarter of fiscal 2003. Operating income was favorably impacted by the internal growth in revenues, as well as $1.5 million of operating income associated with the SES revenues. Fiscal 2003 first quarter operating income reflected a charge of $0.3 million primarily for legal costs.

     FLIGHT SAFETY AND COMMUNICATIONS GROUP

          Revenues increased $4.3 million, or 20%, to $25.5 million in the three months ended June 30, 2002, as compared with the corresponding prior-year period. Operating income increased $1.5 million to $2.3 million. The revenue growth was a result of greater volume of contract manufacturing services and increased shipments of mission data recording systems and components. Partially offsetting the revenue increase were decreases in sales of data terminal sets and data modems for tactical network interconnections. The increase in operating income reflects the overall increase in revenues and favorable operating margins due to improved cost absorption at the group's U.K operating unit, as well as to a change in revenue mix to higher margin programs. Fiscal 2003 first quarter operating income reflects a charge of $0.5 million for potential losses associated with a certain mission data recording system. Fiscal 2002 first quarter operating income included charges of $0.8 million in connection with the closing of FSCG's Santa Clara production facility.

     OTHER

          Revenues decreased $0.4 million to $1.9 million in the three months ended June 30, 2002. Operating loss increased $0.4 million to $0.8 million. The decrease in revenues was attributable to our sale of substantially all of the assets and liabilities of DRS Ahead Technology on May 27, 2002, partially offset by revenues generated by our April 11, 2002 acquisition of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems - Texas, Inc. (now operating as DRS Unmanned Technologies). The increase in the operating loss was due to unfavorable operating results at DRS Ahead Technology, as well as research and development costs at DRS Unmanned Technologies.

     LIQUIDITY AND CAPITAL RESOURCES

          The following table provides our cash flow data for the three months ended June 30, 2002 and 2001.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
                                                                  (IN THOUSANDS)
          Net cash provided by operating activities             $  1,080   $  4,557
          Net cash used in investing activities                 $ (4,815)  $ (3,526)
          Net cash provided by (used in) financing activities   $    419   $ (2,306)

     OPERATING ACTIVITIES

          For the fiscal quarter ended June 30, 2002, we generated $1.1 million of operating cash flow, $3.5 million less than the $4.6 million reported in the prior-year period. During the quarter, we paid $2.5 million completing a global settlement with the government resolving all potential allegations related to their investigation of DRS Photronics (see Part I, Item 3 of our March 31, 2002 10-K). Cash provided by earnings, net of adjustments for non-cash items, increased $1.0 million to $9.1 million. Increases in our net operating assets and liabilities used approximately $8.0 million of cash during the quarter, $4.5 million more than the $3.5 million of cash used in the prior-year period. During the current quarter, we used cash to reduce our accounts payable and other current liabilities. These uses of cash were offset, in part, by customer collections and increases in advance payments.

     INVESTING ACTIVITIES

          We paid $4.2 million for capital improvements to our manufacturing facilities and equipment for the fiscal quarter ended June 2002, as compared with $3.5 million for the corresponding prior-year quarter. Of the $4.2 million, $2.7 million related to the transfer and integration of certain electro-optical system production programs acquired from the SES acquisition to our manufacturing centers in Melbourne, Florida and Dallas, Texas. We expect that capital expenditures for fiscal 2003 will be between $22.0 million and $27.0 million, as we continue to upgrade our facilities and integrate the SES business and Navy Controls Division of Eaton Corporation into our existing businesses (see below).

          On May 27, 2002, we sold the assets of our DRS Ahead Technology unit for $3.1 million and received a $3.1 million interest bearing promissory note as consideration. The promissory note bears interest and is payable over an 80-month term.

          On July 16, 2002, we completed the acquisition of the assets and certain liabilities of the Navy Controls Division of Eaton Corporation for $92.2 million in cash.

          Our long-term growth strategy includes a disciplined program of acquiring companies that are expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at interest rates and costs of capital that are acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of convertible or high-yield debt. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we believe to be strategic and accretive to our net earnings. However, no assurances can be provided that such financing will be available and at a cost that is acceptable to us.

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

     FINANCING ACTIVITIES

          For the fiscal quarter ended June 2002, financing activities provided $0.4 million. Proceeds from short-term borrowings at one of our foreign operating subsidiaries and stock option exercises were offset, in part, by a payment made on our Term Loan and the early retirement of a property mortgage.

          We currently have a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000, which began on December 31, 2001. Borrowings under the Credit Facility bear interest, at our option, at either: a "base rate" (as defined in the Credit Agreement) equal to the higher of 0.50% per annum above the latest Prime Rate and Federal Funds Rate plus a spread ranging from 1.25% to 2.25% per annum, depending on our Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate (as defined in the Credit Agreement) plus a spread ranging from 2.25% to 3.25% per annum depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA (as defined in the Credit Agreement). The Credit Facility is secured by substantially all of our assets. There were no borrowings under our revolving line of credit as of June 30, 2002. The interest rate on our outstanding Term Loan was approximately 5.3% at June 30, 2002.

          There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt, a requirement that we offer to make prepayments on our term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering. Our ability to continue to borrow under the Credit Facility will depend upon on our remaining in compliance with the limitations imposed by our lenders. We were in compliance with all covenants under the Credit Agreement at June 30, 2002. As of June 30, 2002, we had approximately $81.4 million of additional available credit, after satisfaction of the borrowing base requirement.

          We use "free cash flow" as a measure to evaluate our performance. The calculation of free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow was a negative $3.1 million for the fiscal quarter ended June 30, 2002 and $1.0 million for the corresponding quarter in the prior year.

     CONTRACTUAL OBLIGATIONS

          Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below:

                                                        AS OF JUNE 30,2002
                                     --------------------------------------------------------------
                                                       PAYMENTS DUE BY PERIOD
                                     --------------------------------------------------------------
                                                           (in thousands)
                                                   WITHIN 1                               AFTER 5
                                       TOTAL        YEAR        1-3 YEARS    4-5 YEARS     YEARS
                                     ----------   -----------  ----------   ----------   ----------
                                                             (in thousands)
     Long-term debt obligations      $  138,950   $    1,400   $    2,800   $    2,800   $  131,950
     Operating lease commitments         81,557       16,164       23,449       19,569       22,375
                                     ----------   ----------   ----------   ----------   ----------

     Total contractual obligations   $  220,507   $   17,564   $   26,249   $   22,369   $  154,325
                                     ==========   ==========   ==========   ==========   ==========

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

          We enter into standby letter of credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advance payments we have received from customers. At June 30, 2002, we had contingent liabilities on outstanding letters of credit as follows:

                                           AS OF JUNE 30, 2002
                                 -----------------------------------------
                                    CONTINGENT PAYMENTS DUE BY PERIOD
                                 -----------------------------------------
                                              (in thousands)
                                            WITHIN 1     1-3       AFTER 3
                                  TOTAL      YEAR       YEARS      YEARS
                                 --------   --------   --------   --------
     Standby letters of credit   $ 18,593   $  5,482   $ 12,911   $    200

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

     BACKLOG

          Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog at June 30, 2002 was $610.4 million. The backlog at March 31, 2002 was $595.3 million. We booked approximately $139.2 million in new orders in the first three months of fiscal 2003.

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

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for fiscal 2003. SFAS No. 145 will not have a material effect on our consolidated results of operations, financial position or cash flows.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the provisions of the Statement.

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for a discussion of our exposure to market risks. There was no significant change in those risks during the three months ended June 30, 2002, except for interest rate risk.

          We currently have a $240 million credit agreement with Wachovia Bank, N.A. as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. Therefore, we are exposed to interest rate risk on our variable rate borrowings. Although there were no borrowings outstanding under our Line of Credit as of June 30, 2002, we had $139 million outstanding under our Term Loan. Excluding the notional amounts covered under our interest rate collar agreements, a 12.5 basis point increase/decrease in interest rates would have resulted in an increase/decrease in interest expense of $37,000 for the three-month period ended June 30, 2002.

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

          We currently are involved in a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. On January 11, 2002, we were notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of March 31, 2002, we had accrued approximately $3.9 million, including interest, associated with the potential award. On February 5, 2002, we filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. The appeal currently is scheduled to be heard in September 2002.

          On October 3, 2001, a lawsuit was filed in the United States District Court for the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each such claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorneys' fees. In our answer, we have denied the plaintiffs' allegations, and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is in its early stages, we believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings or financial condition.

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits

          Exhibit No.  Description
          -----------  -----------

          99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     DRS TECHNOLOGIES, INC. AND SUBSIDIARIES


                (b)    Reports on Form 8-K

                The following report on form 8-K was filed during the quarter ending September 30, 2002:

                   1. Form 8-K filed on July 30, 2002, in connection with DRS Technologies, Inc.'s acquisition of the assets and certain liabilities of the Navy Controls Division of Eaton Corporation.

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

                                       Drs Technologies, Inc.
                                       ----------------------
                                              Registrant


     Date: August 14, 2002             /s/ Richard A. Schneider
                                       -----------------------------------------
                                       Richard A. Schneider
                                       EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER AND TREASURER