Form 10-Q
period 2002-09-30
DRS TECHNOLOGIES INC
filed 2002-11-14
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8533

DRS Technologies, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	13-2632319 (I.R.S. Employer Identification No.)

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

Yes ☒                                                         No ☐

        As of November 8, 2002, 16,867,574 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,207	$117,782
Accounts receivable, net	123,992	110,861
Inventories, net of progress payments	110,328	120,910
Prepaid expenses and other current assets	16,027	9,276

Total current assets	290,554	358,829

Property, plant and equipment, less accumulated depreciation and amortization of $45,847 and $45,389 at September 30, 2002 and March 31, 2002, respectively	63,893	50,481
Acquired intangible assets, less accumulated amortization of $8,395 and $7,028 at September 30, 2002 and March 31, 2002, respectively	39,660	34,133
Goodwill, net	241,666	142,610
Deferred income taxes and other noncurrent assets	17,262	15,038

Total assets	$653,035	$601,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,400	$1,435
Short-term bank debt	940	226
Accounts payable	42,519	49,671
Accrued expenses and other current liabilities	184,878	142,260

Total current liabilities	229,737	193,592
Long-term debt, excluding current installments	137,200	138,060
Other noncurrent liabilities	12,905	12,204

Total liabilities	379,842	343,856

Stockholders' equity:
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at September 30, 2002 and March 31, 2002	—	—
Common Stock, $.01 par value per share. Authorized 30,000,000 shares; issued 16,867,574 and 16,834,052 shares at September 30, 2002 and March 31, 2002, respectively	169	168
Additional paid-in capital	197,959	197,387
Retained earnings	77,453	64,356
Accumulated other comprehensive losses	(2,388)	(4,630)
Unamortized stock compensation	—	(46)

Total stockholders' equity	273,193	257,235

Commitments and contingencies
Total liabilities and stockholders' equity	$653,035	$601,091

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues	$161,196	$116,178	$292,434	$219,530
Costs and expenses	144,473	105,475	263,038	199,143

Operating income	16,723	10,703	29,396	20,387
Interest income	205	19	683	44
Interest and related expenses	2,472	1,838	4,755	3,963
Other (income) expense, net	(131)	57	390	29

Earnings before minority interest and income taxes	14,587	8,827	24,934	16,439
Minority interest	396	368	680	626

Earnings before income taxes	14,191	8,459	24,254	15,813
Income taxes	6,528	3,976	11,157	7,432

Net earnings	$7,663	$4,483	$13,097	$8,381

Net earnings per share of common stock:
Basic earnings per share	$0.45	$0.37	$0.78	$0.69
Diluted earnings per share	$0.44	$0.34	$0.74	$0.64

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$13,097	$8,381
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	7,586	5,962
Other, net	752	(191)
Changes in assets and liabilities, net of effects from business combinations:
Decrease in accounts receivable	33	19,163
Decrease (increase) in inventories	10,565	(15,260)
Increase in prepaid expenses and other current assets	(6,721)	(3,174)
Decrease in accounts payable	(7,428)	(12,588)
(Decrease) increase in accrued expenses and other current liabilities	(755)	582
Increase in customer advances	7,215	4,729
Other, net	277	(3,751)

Net cash provided by operating activities	24,621	3,853
Cash flows from investing activities:
Capital expenditures	(9,316)	(7,480)
Payments pursuant to business combinations	(93,600)	(71,927)
Other, net	236	67

Net cash used in investing activities	(102,680)	(79,340)
Cash flows from financing activities:
Net borrowings of short-term debt	678	481
Retirement of long-term debt	—	(88,455)
Net payments on long-term debt	(895)	(42,225)
Additional borrowings of long-term debt	—	209,550
Deferred financing fees	—	(4,664)
Proceeds from stock option exercises	334	1,663

Net cash provided by financing activities	117	76,350

Effect of exchange rates on cash and cash equivalents	367	975

Net (decrease) increase in cash and cash equivalents	(77,575)	1,838
Cash and cash equivalents, beginning of period	117,782	2,324

Cash and cash equivalents, end of period	$40,207	$4,162

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2002, the results of operations for the three- and six-month periods ended September 30, 2002 and 2001, and cash flows for the six-month periods ended September 30, 2002 and 2001. The results of operations for the three- and six-months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

        For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2.    Business Combinations and Disposals

        On October 25, 2002, the Company signed an agreement for the sale of its DRS Advanced Programs, Inc. operating unit (DRS API) for $7.0 million in cash. DRS API, located in Columbia, Maryland, and operating as part of the Company's Electronic Systems Group, develops, designs, manufactures and markets custom packaged computers and peripherals, primarily for the Department of Defense and the intelligence community. The transaction is expected to close during the third quarter of fiscal 2003. The sale price approximates the book value of DRS API's net assets.

        On October 24, 2002, the Company announced a definitive merger agreement to acquire Paravant Inc. (Paravant) for approximately $92.0 million in cash and the assumption of approximately $13.0 million in debt. Paravant, a public company trading on the American Stock Exchange, is a leading designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. Headquartered in Morristown, New Jersey, the company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence and Surveillance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft.

        On October 15, 2002, the Company acquired Nytech Integrated Infrared Systems (Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment due at closing and an $8.0 million interest bearing promissory note with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. Contingent consideration will be based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period begins on the closing date of the acquisition and ends on March 31, 2009. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The company's products are used for various soldier systems enabling day/night vision supporting military reconnaissance, surveillance and target acquisition. They also produce forward looking infrared cameras and thermal sensor modules that can be used for unmanned ground vehicles, unmanned aerial vehicles, missile guidance, sensor fusion and automotive collision avoidance.

        The Company has the ability to finance the Paravant and Nytech acquistions with a combination of cash on hand and availability under its existing credit facility, however, it is likely that the Company will amend its existing facility to increase its borrowing capability.

        On July 15, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $92.2 million in cash, subject to adjustment (the Eaton acquisition). In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.0 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT), and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as to specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. DRS PCT is being managed as a part of the Electronic Systems Group (ESG). The addition of this unit to ESG complements our presence in naval advanced command and control computer display and other ship systems. DRS PCT has over 600 employees.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Eaton acquisition. The Company is in process of obtaining third-party valuations of the assets acquired and liabilities assumed, as well as performing its own internal assessment of the acquired contracts; thus the preliminary allocation of the purchase price is likely to change. The Company expects to complete the purchase price allocation in the fourth quarter of fiscal 2003.

July 15, 2002
(in thousands)
Accounts receivable	$13,920
Inventory	10,399
Property, plant and equipment	9,043
Goodwill	73,087
Acquired intangible assets	6,590

Total assets acquired	113,039

Unearned income	6,040
Accrued warranty	5,870
Other current liabilities	8,896

Total liabilities assumed	20,806

Net assets acquired	$92,233

        The $73.1 million of goodwill was allocated to ESG. The $6.6 million in acquired intangible assets were assigned to customer-related intangibles, and are being amortized over a period of 20 years.

        The following unaudited pro forma financial information shows the results of operations for the three months ended September 30, 2001, and the six-month periods ended September 30, 2002 and 2001, as though the acquisition of DRS PCT had occurred on April 1, 2001. The unaudited pro forma presentation reflects adjustments for the capitalization of general and administrative costs and the amortization of $6.6 million of acquired intangible assets over 20 years. NCD historically recognized general and administrative expenses as a period cost. To be consistent with DRS's accounting practice, certain amounts of the general and administrative expenses were capitalized into inventory for this pro forma presentation.

	Three Months Ended September 30,	Six Months Ended September 30,
	2001	2002	2001
	(in thousands, except per share data)
Revenues	$138,115	$314,497	$256,650
Net earnings	$4,761	$12,640	$8,633
Earnings per share of common stock:
Basic earnings per share	$0.39	$0.75	$0.71
Diluted earnings per share	$0.36	$0.72	$0.66

        The unaudited pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

        On May 27, 2002, the Company sold the assets of its DRS Ahead Technology operating unit. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives and manufactures magnetic video recording heads used in broadcast television equipment. The operating unit recorded $1.3 million of revenues and $0.4 million of operating losses for the period it was owned by the Company during the first quarter of fiscal 2003 and $2.2 million of revenues and $0.3 million of operating losses for the first quarter of fiscal 2002. DRS Ahead recorded $4.5 million and $0.5 million of revenues and operating losses, respectively, during the six-month period ended September 30, 2001. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80 month term. No gain or loss was recorded on the sale.

        On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt plc for $0.8 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc. provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The Company has obtained a third-party valuation of certain acquired assets and is in the process of finalizing its own internal assessment of the acquired contracts; therefore, the preliminary allocation of the purchase price is likely to change. Based on preliminary allocations, the Company estimated the acquired intangible assets and goodwill to be approximately $0.6 million. It is the Company's expectation that upon completion of its internal assessment of the acquired contracts the preliminary allocation of the purchase price to goodwill will increase. We expect to complete the purchase price allocation in the third quarter of fiscal 2003.

        During the second quarter of fiscal 2003 the Company finalized the purchase price allocation associated with its fiscal 2002 second quarter acquisition of the Sensors and Electronic Systems business of The Boeing Company (SES acquisition). The following table summarizes the allocation of the assets acquired and liabilities assumed in the SES acquisition. As compared with the preliminary purchase price allocation disclosed in the Company's March 31, 2002 Form 10-K, the final purchase price allocation reflects an increase to goodwill of $23.5 million and a corresponding net adjustment to inventory, accrual for future costs on acquired contracts and unearned income, reflecting the Company's final valuation of certain acquired contracts.

September 28, 2001
(in thousands)
Accounts receivable	$8,348
Inventory	7,267
Property, plant and equipment	6,302
Goodwill	88,123
Acquired intangible assets	14,000

Total assets acquired	124,040

Accrual for future costs on acquired contracts	46,484
Unearned income	12,095
Other current liabilities	5,323

Total liabilities assumed	63,902

Net assets acquired	$60,138

        All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective acquisition dates. The Company values contracts acquired in connection with a business combination at remaining contract value less DRS's estimated costs to complete and a profit margin commensurate with the profit margin the Company earns on similar contracts.

3.    Inventories

        Inventories are summarized as follows:

	September 30, 2002	March 31, 2002
	(in thousands)
Work-in-process	$138,088	$139,748
Raw material and finished goods	9,686	9,127

	147,774	148,875
Less progress payments	(37,446)	(27,965)

Total	$110,328	$120,910

        General and administrative costs included in work-in-process were approximately $18.6 million and $16.3 million at September 30, 2002 and March 31, 2002, respectively. General and administrative expenses included in costs and expenses amounted to approximately $26.0 million and $21.5 million for the three-month periods ended September 30, 2002 and 2001, respectively, and approximately $54.8 million and $42.2 million, respectively, for the six-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to approximately $3.6 million and $2.5 million for the fiscal quarters ended September 30, 2002 and 2001, respectively, and approximately $6.4 million and $4.6 million, respectively, for the six-month periods then ended.

4.    Goodwill and Intangible Assets

        The following disclosure presents certain information about the Company's acquired intangible assets as of September 30, 2002 and March 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of September 30, 2002
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$22,955	$(5,753)	$17,202
Customer-related intangibles	19 years	25,100	(2,642)	22,458

Total		$48,055	$(8,395)	$39,660

As of March 31, 2002
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$22,931	$(5,155)	$17,776
Customer-related intangibles	19 years	18,230	(1,873)	16,357

Total		$41,161	$(7,028)	$34,133

        The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2002 and 2001, were $0.8 million and $0.3 million, respectively, and for the six-month periods ended September 30, 2002 and 2001, were $1.4 million and $0.7 million, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2003, is $3.0 million and the estimated acquired intangible amortization expense for each of the subsequent four fiscal years ending March 31, 2007, is approximately $3.2 million.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2002, to September 30, 2002. As discussed in Note 2, the Company recorded a $23.5 million increase to goodwill in the second quarter of fiscal 2003. The increase is the result of the Company's finalization of its internal assessment of certain contracts acquired in connection with the SES acquisition.

	Electronic Systems Group	Electro-Optical Systems Group	Flight Safety and Communications Group	Other	Total
	(in thousands)
Balance as of March 31, 2002	$28,127	$84,410	$30,073	$—	$142,610
Acquisitions	74,324	—	—	265	74,589
Adjustments on acquired contracts	—	23,531	—	—	23,531
Foreign currency translation adjustment	743	—	91	—	834
Other adjustments	—	102	—	—	102

Balance as of September 30, 2002	$103,194	$108,043	$30,164	$265	$241,666

5.    Debt

        A summary of debt is as follows:

	September 30, 2002	March 31, 2002
	(in thousands)
Term notes	$138,600	$139,300
Revolving lines of credit	—	—
Other obligations	940	421

	139,540	139,721
Less:
Current installments of long-term debt	1,400	1,435
Short-term bank debt	940	226

Total long-term debt	$137,200	$138,060

        On September 28, 2001 the Company entered into a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008 and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000, which began on December 31, 2001. Borrowings under the Credit Facility bear interest, at the Company's option, at either: a "base rate" (as defined in the Credit Agreement) equal to the higher of 0.50% per annum above the latest Prime Rate and Federal Funds Rate plus a spread ranging from 1.25% to 2.25% per annum, depending on the Company's Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate (as defined in the Credit Agreement) plus a spread ranging from 2.25% to 3.25% per annum, depending on the Company's TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA (as defined in the Credit Agreement). The Credit Facility is secured by substantially all of the assets of DRS. There were no borrowings under the Company's revolving line of credit as of September 30, 2002. The interest rate on the Company's outstanding Term Loan was approximately 4.9% at September 30, 2002.

        There are certain covenants and restrictions placed on DRS under its Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a restriction on the payment of dividends on DRS's capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering, and certain other restrictions. The Company was in compliance with all covenants under its Credit Facility at September 30, 2002. As of September 30, 2002, the Company had approximately $84.3 million of additional available credit, after satisfaction of its borrowing base requirement.

        As of September 30, 2002, $138.6 million of term loans were outstanding against the Credit Facility, in addition to which $15.7 million was contingently payable under letters of credit. The Company enters into standby letter of credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advanced payments it has received from customers.

6.    Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per-share data)
Basic EPS computation:
Net earnings	$7,663	$4,483	$13,097	$8,381

Weighted average common shares outstanding	16,863	12,142	16,853	12,118

Basic earnings per share	$0.45	$0.37	$0.78	$0.69

Diluted EPS computation:
Net earnings	$7,663	$4,483	$13,097	$8,381

Diluted common shares outstanding:
Weighted average common shares outstanding	16,863	12,142	16,853	12,118
Stock options and warrants	711	1,039	756	989

Diluted common shares outstanding	17,574	13,181	17,609	13,107

Diluted earnings per share	$0.44	$0.34	$0.74	$0.64

7.    Comprehensive Earnings

        The components of comprehensive earnings for the three- and six-month periods ended September 30, 2002 and 2001, consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net earnings	$7,663	$4,483	$13,097	$8,381
Other comprehensive earnings (losses):
Foreign currency translation adjustments	(364)	587	2,096	802
Unrealized losses on hedging instruments:
Cumulative adjustment at April 1, 2001	—	—	—	(289)
Unrealized gains (losses) arising during the period	128	(434)	146	(505)

Comprehensive earnings	$7,427	$4,636	$15,339	$8,389

8.    Operating Segments

        DRS operates in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's segments for the fiscal periods ended September 30, 2002 and 2001, is as follows:

	ESG	EOSG	FSCG	Other	Total
	(in thousands)
Quarter Ended September 30, 2002
Total revenues	$69,045	$67,551	$25,245	$512	$162,353
Intersegment revenues	(82)	(14)	(1,061)	—	(1,157)
External revenues	$68,963	$67,537	$24,184	$512	$161,196
Operating income (loss)	$4,283	$10,255	$2,735	$(550)	$16,723
Identifiable assets	$236,434	$255,267	$102,806	$58,528	$653,035
Depreciation and amortization	$1,347	$2,264	$479	$335	$4,425
Capital expenditures	$638	$2,955	$229	$1,333	$5,155
Quarter Ended September 30, 2001
Total revenues	$53,120	$40,737	$22,013	$2,248	$118,118
Intersegment revenues	—	(370)	(1,570)	—	(1,940)
External revenues	$53,120	$40,367	$20,443	$2,248	$116,178
Operating income (loss)	$4,226	$5,340	$1,483	$(346)	$10,703
Identifiable assets	$116,554	$179,446	$99,531	$23,810	$419,341
Depreciation and amortization	$435	$1,268	$908	$470	$3,081
Capital expenditures	$424	$2,285	$389	$856	$3,954
Six Months Ended September 30, 2002
Total revenues	$103,956	$136,729	$52,554	$2,370	$295,609
Intersegment revenues	(82)	(198)	(2,895)	—	(3,175)
External revenues	$103,874	$136,531	$49,659	$2,370	$292,434
Operating income (loss)	$5,626	$20,130	$4,992	$(1,352)	$29,396
Identifiable assets	$236,434	$255,267	$102,806	$58,528	$653,035
Depreciation and amortization	$1,818	$3,971	$1,169	$628	$7,586
Capital expenditures	$1,043	$6,364	$371	$1,538	$9,316
Six Months Ended September 30, 2001
Total revenues	$91,216	$82,670	$44,310	$4,484	$222,680
Intersegment revenues	(17)	(464)	(2,669)	—	(3,150)
External revenues	$91,199	$82,206	$41,641	$4,484	$219,530
Operating income (loss)	$9,034	$9,817	$2,284	$(748)	$20,387
Identifiable assets	$116,554	$179,446	$99,531	$23,810	$419,341
Depreciation and amortization	$809	$2,539	$1,672	$942	$5,962
Capital expenditures	$1,255	$4,049	$1,013	$1,163	$7,480

9.    Supplemental Cash Flow Information

	Six Months Ended September 30,
	2002	2001
	(in thousands)
Cash paid for:
Income taxes	$5,414	$9,573
Interest	$4,757	$4,390
Noncash investing and financing activities:
Note receivable—sale of operating unit	$3,040	$—
Deferred acquisition costs for business combinations	$2,500	$3,461

10.  Contingencies

        The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

        The Company currently is involved in a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between the Company and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. On January 11, 2002, the Company was notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of September 30, 2002, the Company had accrued approximately $4.0 million, including interest associated with the potential award. On February 5, 2002, the Company filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. This appeal and Spar's cross-appeal, were dismissed on September 26, 2002. On October 11, 2002, the Company served a notice of motion with leave to appeal to the Court of Appeals for Ontario.

        On October 3, 2001, a lawsuit was filed in the United States District Court for the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against the Company of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each such claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is in its early stages, with discovery having begun, the Company believes it has meritorious defenses and does not believe the action will have a material adverse effect on its earnings or financial condition.

11.  Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is required to adopt SFAS 145, effective for fiscal 2003. The adoption of SFAS No. 145 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of September 30, 2002, and for the three- and six-month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our March 31, 2002, Form 10-K.

Forward-Looking Statements

        The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, our actual results could differ materially from those suggested by such forward-looking statements. Risks include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services.

Overview

        We are a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for over thirty years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power conversion, ruggedized computers, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as the DDG-51 Aegis destroyer, the M1A2 Abrams Main Battle Tank, the M2A3 Bradley Fighting Vehicle, the OH-58D Kiowa Warrior helicopter, the AH-64 Apache helicopter and the F/A-18E/F Super Hornet jet fighter, as well as in other military and non-military applications.

Company Organization and Products

        We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other.

        Our Electronic Systems Group (ESG) is a supplier of computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance, radar and tracking systems, radar support and antennae systems, acoustic signal processing and display equipment, and combat control systems. ESG is also a leader in power conversion, electric drive control systems and specialty devices for nuclear reactor applications for the U.S. Navy. The Group's products are used on U.S. Navy front-line platforms, including Aegis surface ships, aircraft carriers, attack submarines, surveillance aircraft and amphibious operation platforms. ESG's products also are used in U.S. Army and international battlefield digitization programs.

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

        Other includes the activities of DRS Corporate Headquarters, DRS Unmanned Technologies (see Business Combinations and Disposals), DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Business Combinations and Disposals). DRS Unmanned Technologies provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also services and manufactures magnetic video recording heads used in broadcast television equipment.

Business Combinations and Disposals

        On October 25, 2002, we signed an agreement for the sale of DRS Advanced Programs, Inc. (DRS API) for $7.0 million in cash. The transaction is expected to close during the third quarter of fiscal 2003. The sales price approximates the book value of DRS API's net assets.

        On October 24, 2002, we announced a definitive merger agreement to acquire Paravant Inc. (Paravant) for approximately $92.0 million and the assumption of approximately $13.0 million in debt. Paravant, a public company trading on the American Stock Exchange, is a leading designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. Headquartered in Morristown, New Jersey, the company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence and Surveillance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft.

        On October 15, 2002, we acquired Nytech Integrated Infrared Systems (Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million dollar cash payment due at closing and an $8.0 million interest bearing promissory note with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. Contingent consideration will be based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period begins on the closing date of the acquisition and ends on March 31, 2009. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The company's products are used for various soldier systems enabling day/night vision supporting military reconnaissance, surveillance and target acquisition. They also produce forward looking infrared cameras and thermal sensor modules that can be used for unmanned ground vehicles, unmanned aerial vehicles, missile guidance, sensor fusion and automotive collision avoidance.

        We have the ability to finance the Paravant and Nytech acquisitions with a combination of cash on hand and availability under our existing credit facility, however, it is likely that we will amend our existing facility to increase our borrowing capability.

        On July 15, 2002, we acquired the assets and assumed certain liabilities of the Navy Controls Division of Eaton Corporation for $92.2 million in cash, subject to adjustment. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.0 million. We financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT), and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as to specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. DRS PCT is being managed as a part of the Electronic Systems Group. The addition of this unit to ESG complements our presence in naval advanced command and control computer display and other ship systems. DRS PCT has over 600 employees.

        We are in the process of obtaining third-party valuations of the assets acquired and the liabilities assumed, as well as performing our own internal assessment; thus the preliminary allocation of the purchase price is subject to change. Based on preliminary allocations, we have estimated the acquired intangible assets and goodwill to be approximately $6.6 million and $73.1 million, respectively, with the acquired intangible assets being amortized over twenty years. It is our expectation that upon completion of our internal assessment the preliminary allocation of the purchase price to goodwill will increase. We expect to complete the purchase price allocation in the fourth quarter of fiscal 2003.

        On May 27, 2002, we sold the assets of our DRS Ahead Technology operating unit. DRS Ahead Technology produces magnetic head components used in the manufacturing process of computer disk drives and manufactures magnetic video recording heads used in broadcast television equipment. The operating unit recorded $1.3 million of revenues and $0.4 million of operating losses for the period it was owned by us during the first quarter of fiscal 2003 and $2.2 million of revenues and $0.3 million of operating losses for the first quarter of fiscal 2002. DRS Ahead recorded $4.5 million and $0.5 million of revenues and operating losses, respectively, during the six-month period ended September 30, 2001. The assets of DRS Ahead Technology were sold for their aggregate book value, and we received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The note bears interest and is payable over an 80 month term. No gain or loss was recorded on the sale.

        On April 11, 2002, we acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt plc for $0.8 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc. provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The operations of DRS Unmanned Technologies are not significant to our consolidated operating results. We have obtained a third-party valuation of certain acquired assets and are in the process of finalizing our own internal assessment of the acquired contracts; thus the preliminary allocation of the purchase price is likely to change. Based on preliminary allocations, we estimated the acquired intangible assets and goodwill to be approximately $0.6 million. It is our expectation that upon completion of our internal assessment the preliminary allocation of the purchase price to goodwill will increase. We expect to complete the purchase price allocation in the third quarter of fiscal 2003.

        All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective acquisition dates.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the March 31, 2002, consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, goodwill and intangible assets, long-lived assets and acquired intangible assets, valuation of deferred tax assets and liabilities, and management estimates. For additional discussion of our critical accounting policies, see our MD&A in our March 31, 2002, Form 10-K.

Results of Operations

        Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated Summary

Three- and Six-Month Periods Ended September 30, 2002, Compared with the Three- and Six-Month Periods Ended September 30, 2001

        Consolidated revenues and operating income for the three-month period ended September 30, 2002, were $161.2 million and $16.7 million, increases of 39% and 56%, respectively, over the corresponding prior-year period. The increase in second quarter revenues was driven by our July 15, 2002, acquisition of the Navy Controls Division of Eaton Corporation (now operating as DRS Power and Control Technologies, Inc.) and our September 28, 2001, acquisition of the Sensors and Electronic Systems Business of The Boeing Company (the SES business). DRS Power and Control Technologies, Inc. (DRS PCT), an operating unit of our ESG group, contributed $24.7 million of revenues to fiscal 2003 second quarter revenue while the SES business, part of our EOSG group, contributed $17.9 million of revenues to the second quarter. Increased revenues from our ground vehicle electro-optical systems and mission data recorder programs also contributed to the increase. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computer and peripherals programs and the May 27, 2002, sale of our DRS Ahead Technology operating unit. DRS Ahead Technology recorded $2.2 million of revenues during the three-month period ended September 30, 2001. The growth in operating income was due primarily to the overall increase in revenues and net favorable program adjustments on certain EOSG programs, offset in part by certain charges at our ESG operating segment. DRS PCT and the SES business contributed $2.2 million and $1.3 million, respectively, to operating income in the second quarter of fiscal 2003. See operating segment discussion below for additional information.

        Consolidated revenues and operating income for the six-month period ended September 30, 2002 were $292.4 million and $29.4 million, increases of 33% and 44%, respectively, over the corresponding prior-year period. The increase in year-to-date revenues was primarily a result of the DRS PCT and SES business acquisitions. DRS PCT and the SES business contributed $24.7 million and $36.9 million, respectively, of revenues to the six-month period ended September 30, 2002. In addition, increased shipments of our ground vehicle electro-optical systems, mission data recorders and avionics, as well as greater contract manufacturing volume, contributed to the increase in revenues for the six-month period ended September 30, 2002. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computers and peripherals programs and the May 27, 2002 sale of our DRS Ahead Technology operating unit. DRS Ahead Technology contributed $1.3 million and $4.5 million of revenue to the six-month periods ended September 30, 2002 and 2001, respectively. The growth in operating income was due primarily to the overall increase in revenues and a second quarter net favorable program adjustments on certain EOSG programs offset in part by certain charges at our ESG and FSCG operating segments. DRS PCT and the SES business contributed $2.2 million and $2.8 million, respectively, to operating income in the six-months ended September 30, 2002. See operating segment discussion below for additional information.

        Interest income increased $0.2 million and $0.6 million for the three- and six-month periods ended September 30, 2002, as compared with the prior-year periods. The increases in interest income reflect higher average cash and cash equivalents balances during the quarter and year-to-date periods, resulting primarily from our common stock offering in the third quarter of fiscal 2002 as well as favorable operating cash flows during the six-months ended September 30, 2002.

        Interest and related expenses increased $0.6 million and $0.8 million for the three- and six-month periods ended September 30, 2002, as compared with same periods ended September 30, 2001. The increases in interest expense were attributable to an overall increase in average term loan borrowings outstanding during the quarter and year-to-date periods. The increase in our term loan borrowings was a result of our September 28, 2001, acquisition of the SES business of The Boeing Company. Partially offsetting the increase in interest expense was the favorable impact of an overall decrease in weighted average interest rates on our outstanding borrowings during fiscal 2003, as compared with the prior fiscal year. Our revolving line of credit borrowings were repaid in the third quarter of the prior fiscal year with proceeds from our fiscal 2002 common stock offering. We have had no borrowings outstanding under our revolving credit facility during the six-month period ended September 30, 2002.

        The provision for income taxes for the quarter- and year-to-date periods ended September 30, 2002 reflect an annual estimated effective income tax rate of approximately 46%, as compared with 47% in the prior-year period. There are two primary factors that negatively impact our effective income tax rate: losses in ESG's U.K. operation for which the full tax benefit has not been recognized, and the effect of non-deductible expenses. It is anticipated that our effective tax rate will continue to decline moderately in future years, as we continue to grow and our ESG U.K. operation returns to profitability.

        Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three- and six-month periods ended September 30, 2002, were $20.9 million and $35.9 million, respectively, increases of 56% and 40%, respectively, over the same periods in the prior year. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States of America, or as measures of our profitability or liquidity. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA, as we define it, may differ from similarly named measures used by other entities.

  Operating Segments

        The following tables set forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items as compared with the prior-year period:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
	(in thousands, except for percentages)
ESG
External revenues	$68,963	$53,120	29.8%	$103,874	$91,199	13.9%
Operating income	$4,283	$4,226	1.3%	$5,626	$9,034	(37.7)%
Operating margin	6.2%	8.0%	(22.5)%	5.4%	9.9%	(45.5)%
EOSG
External revenues	$67,537	$40,367	67.3%	$136,531	$82,206	66.1%
Operating income	$10,255	$5,340	92.0%	$20,130	$9,817	105.1%
Operating margin	15.2%	13.2%	15.2%	14.7%	11.9%	23.5%
FSCG
External revenues	$24,184	$20,443	18.3%	$49,659	$41,641	19.3%
Operating income	$2,735	$1,483	84.4%	$4,992	$2,284	118.6%
Operating margin	11.3%	7.3%	54.8%	10.1%	5.5%	83.6%
Other
External revenues	$512	$2,248	(77.2)%	$2,370	$4,484	(47.1)%
Operating loss	$(550)	$(346)	(59.0)%	$(1,352)	$(748)	(80.7)%
Operating margin	(107.4)%	(15.4)%	(597.4)%	(57.0)%	(16.7)%	(241.3)%

  Three- and Six-Month Periods Ended September 30, 2002, Compared with the Three- and Six-Month Periods Ended September 30, 2001

Electronic Systems Group

        Revenues increased $15.8 million, or 30%, to $69.0 million in the three months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income was relatively flat quarter over quarter. The increase in revenues was a result of our acquisition of DRS PCT, which contributed $24.7 million of revenues to the quarter. This contribution was offset by decreased shipments of combat display workstations and components and rugged computers and peripherals. DRS PCT contributed $2.2 million of operating income to the current quarter. This increase was offset by the decrease in sales on certain programs, as previously noted, as well as $0.8 million of charges related to cost growth and inventory write-offs on certain programs at the Group's U.K. operating unit.

        Revenues increased $12.7 million, or 14%, to $103.9 million in the six months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income decreased $3.4 million, or 38%, to $5.6 million. The increase in revenues was principally attributed to the inclusion of DRS PCT's operating results and a full quarter of revenue contributed by our fiscal 2002 second quarter acquisition of the Electro Mechanical Systems unit of Lockheed Martin (EMS), now operating as DRS Surveillance Support Systems, Inc.. Partially offsetting the increase in revenues was a decrease in shipments of combat display workstations and components and rugged computers and peripherals. The overall decrease in operating income was driven by the decrease in revenues on certain programs, as previously noted, partially offset by $2.2 million contributed by DRS PCT and the inclusion of a full quarter of EMS operating results. The six months ended September 30, 2002, also included $1.8 million of charges at ESG's U.K. operating unit. The charges included $1.5 million for cost growth and inventory write-offs on certain programs and $0.3 million for employee severance.

Electro-Optical Systems Group

        Revenues increased $27.2 million, or 67%, to $67.5 million in the three months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income increased $4.9 million to $10.3 million. The increase in revenues was driven by our fiscal 2002 second quarter acquisition of the SES business of The Boeing Company (the SES acquisition) and internal growth from our infrared targeting and imaging systems. The programs we acquired with the SES acquisition generated $17.9 million of revenues in the second quarter of fiscal 2003. Operating income was favorably impacted by the overall increase in revenues and $1.9 million of net favorable program adjustments on certain programs, primarily as a result of a contract modification. The SES programs generated $1.3 million of operating income during the current quarter.

        Revenues increased $54.3 million, or 66%, to $136.5 million in the six months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income increased $10.3 million to $20.1 million. The increase in revenues was driven by the SES programs as well as internal growth from our infrared targeting and imaging systems. The programs we acquired with the SES acquisition generated $36.9 million of revenues in the first six months of fiscal 2003. Operating income for the six months ended September 30, 2002 was also favorably impacted by the SES programs, internal growth in revenues and the second quarter net favorable program adjustments discussed above. The SES programs contributed $2.8 million of operating income to the six months ended September 30, 2002.

Flight Safety and Communications Group

        Revenues increased $3.7 million, or 18%, to $24.2 million in the three months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income increased $1.3 million to $2.7 million. The revenue growth was a result of increased shipments of mission data recording systems and components and integrated shipboard communication systems as well as increased volume in FSCG's contract manufacturing business. Partially offsetting the overall revenue increase were decreases in sales of data terminal sets and data modems for tactical network interconnections. The increase in operating income reflects increased operating margins for data terminal sets, data modems, radar/surveillance systems and contract manufacturing services. Fiscal 2002 second quarter operating income reflects charges of $1.4 million for additional costs associated with a certain mission data recording system.

        Revenues increased $8.0 million, or 19%, to $49.7 million in the six months ended September 30, 2002, as compared with the corresponding prior-year period. Operating income increased $2.7 million to $5.0 million. Increased revenues in the group's contract manufacturing business and mission data recording systems were off-set, slightly, by decreased sales of data terminal sets and data modems. The increase in operating income is a result of the higher revenues and increased margins on boresighting and digital imaging systems as well as data terminal sets, data modems, radar/surveillance systems and contract manufacturing services. In addition to the $1.4 million charge noted above, the six months ended September 30, 2001, also included charges of $0.8 million for shutting down a production and engineering facility and $0.5 million in legal costs associated with the settlement of litigation.

Other

        Revenues decreased $1.7 million to $0.5 million in the three months ended September 30, 2002. Operating losses increased $0.2 million over the prior-year period. The decrease in revenues was attributable to our sale of substantially all of the assets and liabilities of DRS Ahead Technology on May 27, 2002, partially offset by revenues generated by our April 11, 2002, acquisition of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc. (now operating as DRS Unmanned Technologies, Inc.). The increase in the operating loss was due to an increase in non-allocable general and administrative expenses at DRS Corporate as well as research and development costs at DRS Unmanned Technologies.

        Revenues decreased $2.1 million and operating losses increased $0.6 million for the six months ended September 30, 2002, as compared with the corresponding prior year period. The factors driving the fiscal 2003 year-to-date decrease in revenues and the increase in the operating loss are consistent with those addressed in the quarterly discussion above.

  Liquidity and Capital Resources

        The following table provides our cash flow data for the six months ended September 30, 2002 and 2001.

	Six Months Ended September 30,
	2002	2001
	(in thousands)
Net cash provided by operating activities	$24,621	$3,853
Net cash used in investing activities	$(102,680)	$(79,340)
Net cash provided by financing activities	$117	$76,350

        Operating Activities    For the six months ended September 30, 2002, we generated $24.6 million of operating cash flow, $20.8 million more than the $3.9 million reported in the prior-year period. Cash provided by earnings, net of adjustments for non-cash items, increased $7.3 million to $21.4 million. Changes in working capital accounts provided $3.2 million in cash as compared to the $10.3 million used in the corresponding period in the prior-year period. Cash received from customer advances, reductions in inventory and receivable collections were off-set, in part, by progress payments made to vendors for certain long-term electro-optical contracts, reductions in trade payables and other current liabilities and a payment of $2.5 million associated with the settlement of litigation (see Part I, Item 3 of our March 31, 2002, 10-K).

        Investing Activities    We paid $9.3 million for capital improvements to our manufacturing facilities and equipment for the six months ended September 30, 2002, as compared with $7.5 million for the corresponding prior-year period. Of the $9.3 million, $4.7 million related to capital expenditures associated with certain electro-optical system production programs acquired in the SES acquisition. We expect that capital expenditures for fiscal 2003 will be between $20.0 million and $25.0 million as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses.

        On May 27, 2002, we sold the assets of our DRS Ahead Technology unit for $3.1 million and received a $3.1 million interest bearing promissory note as consideration. The promissory note bears interest and is payable over an 80-month term. All scheduled payments on the note have been received.

        On July 15, 2002, we completed the acquisition of the assets and certain liabilities of the Navy Controls Division of Eaton Corporation for $92.2 million in cash.

        Our long-term growth strategy includes a disciplined program of acquiring companies that are expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at interest rates and costs of capital that are acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of convertible or high-yield debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we believe to be strategic and accretive to our net earnings. However, no assurances can be provided that such financing will be available and at a cost that is acceptable to us.

        Financing Activities    For the fiscal period ended September 30, 2002, financing activities provided $0.1 million. Proceeds from short-term borrowings at one of our foreign operating subsidiaries and stock option exercises were offset, in part, by scheduled payments made on our Term Loan and the early retirement of a property mortgage.

        We currently have a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). The maturity dates of the Term Loan and the Line of Credit are September 30, 2008, and September 30, 2006, respectively. The Term Loan requires quarterly principal payments of $350,000, which began on December 31, 2001. Borrowings under the Credit Facility bear interest, at our option, at either: a "base rate" (as defined in the Credit Agreement) equal to the higher of 0.50% per annum above the latest Prime Rate and Federal Funds Rate plus a spread ranging from 1.25% to 2.25% per annum, depending on our Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate (as defined in the Credit Agreement) plus a spread ranging from 2.25% to 3.25% per annum depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA (as defined in the Credit Agreement). The Credit Facility is secured by substantially all of our assets. There were no borrowings under our revolving line of credit as of September 30, 2002. The interest rate on our outstanding Term Loan was approximately 4.9% at September 30, 2002.

        There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR, a minimum fixed-charge ratio, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt and a requirement that we offer to make prepayments on our term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering. Our ability to continue to borrow under the Credit Facility will depend upon on our remaining in compliance with the limitations imposed by our lenders. We were in compliance with all covenants under the Credit Agreement at September 30, 2002. As of September 30, 2002, we had approximately $84.3 million of additional available credit, after satisfaction of the borrowing base requirement.

        We use "free cash flow" as a measure to evaluate our performance. The calculation of free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow was $15.3 million for the six-month period ended September 30, 2002, and negative $3.6 million for the corresponding period in the prior year.

  Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below:

		Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt obligations	$138,600	$1,400	$2,800	$2,800	$131,600
Operating lease commitments	77,265	14,393	23,037	18,370	21,465

Total contractual obligations	$215,865	$15,793	$25,837	$21,170	$153,065

        We enter into standby letter of credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advance payments we have received from customers. At September 30, 2002, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$15,691	$5,313	$10,178	$200

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

  Backlog

        Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog at September 30, 2002, was $651.6 million. The backlog at March 31, 2002, was $595.3 million. We booked approximately $269.8 million in new orders in the first six months of fiscal 2003.

        Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog would have an adverse impact on future revenues.

  Recently Issued Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, for a discussion of our exposure to market risks. There was no significant change in those risks during the six months ended September 30, 2002, except for interest rate risk.

        We currently have a $240 million credit agreement with Wachovia Bank, N.A. as the lead bank, consisting of a term loan in the aggregate principal amount of $140 million (Term Loan) and a $100 million revolving line of credit (Line of Credit) (collectively referred to as the Credit Facility). Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. Therefore, we are exposed to interest rate risk on our variable rate borrowings. Although there were no borrowings outstanding under our Line of Credit as of September 30, 2002, we had $138.6 million outstanding under our Term Loan. Excluding the notional amounts covered under our interest rate collar agreements, a 12.5 basis point increase/decrease in interest rates would have resulted in an increase/decrease in interest expense of $37,000 and $74,000, respectively, for the three- and six-month periods ended September 30, 2002.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

        Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position or results of operations.

        We currently are involved in a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment, if any, provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. On January 11, 2002, we were notified that an arbitrator awarded Spar $4,616,000 Canadian (or approximately $2,890,000 U.S.) plus interest in respect of such working capital adjustment. As of September 30, 2002, we had accrued approximately $4.0 million, including interest, associated with the potential award. On February 5, 2002, we filed a notice of appeal of such arbitral award with the Ontario Superior Court of Justice. This appeal and Spar's cross-appeal, were dismissed on September 26, 2002. On October 11, 2002, we served a notice of motion with leave to appeal to the Court of Appeals for Ontario.

        On October 3, 2001, a lawsuit was filed in the United States District Court for the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each such claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorneys' fees. In our answer, we have denied the plaintiffs' allegations, and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is in its early stages, with discovery having begun, we believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        On August 8, 2002, the Company held its Annual Meeting of Stockholders at Bear Stearns & Co., Inc., Auditorium B, Second Floor, 383 Madison Avenue, New York, New York, 10179. The following matters were submitted to a vote of stockholders:

  (i)
  To elect three Class I directors, each to hold office for a term of three years;

  (ii)
  To consider and vote upon an amendment to DRS' 1996 Omnibus Plan to increase the number of shares of DRS common stock reserved for issuance under DRS' plan by 1,500,000 shares of common stock;

  (iii)
  To consider and vote upon a proposal to approve DRS' amended and restated incentive compensation plan; and

  (iv)
  To consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as DRS' independent certified public accountants for the fiscal year ending March 31, 2003.

        With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved all proposals as follows:

	For	Withheld
Proposal (i):
Mark S. Newman	11,267,427	4,213,064
Donald C. Fraser	15,065,845	414,646
Steven S. Honigman	15,062,586	417,905
	For	Against	Abstain
Proposal (ii):	9,064,307	3,851,951	62,007
Proposal (iii):	12,094,056	829,879	54,330
Proposal (iv):	14,828,143	625,788	26,560

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit No.	Description
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        The following reports on form 8-K were filed during the quarter ended September 30, 2002:

  1.
  Form 8-K filed on July 30, 2002, in connection with DRS Technologies, Inc.'s acquisition of the assets and certain liabilities of the Navy Controls Division of Eaton Corporation.

  2.
  Form 8-K/A filed on September 25, 2002, in connection with DRS Technologies, Inc.'s acquisition of the assets and certain liabilities of the Navy Controls Division of Eaton Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Registrant
Date: November 14, 2002	By:	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer and Treasurer

Chief Executive Officer Certification

I, Mark S. Newman, Chief Executive Officer of DRS Technologies, Inc. (the "registrant") certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DRS Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARK S. NEWMAN Mark S. Newman Chief Executive Officer

Chief Financial Officer Certification

I, Richard A. Schneider, Chief Financial Officer of DRS Technologies, Inc. (the "registrant") certify that:

1.
I have reviewed this quarterly report on Form 10-Q of DRS Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q For the Quarter Ended September 30, 2002
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Chief Executive Officer Certification
Chief Financial Officer Certification