Form 10-Q
period 2002-12-31
DRS TECHNOLOGIES INC
filed 2003-02-14
CIK 28630

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8533

DRS Technologies, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	13-2632319 (IRS Employer Identification No.)

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

Yes  ☒                                                     No  ☐

        As of February 10, 2003, 22,421,236 shares of DRS Technologies, Inc. Common Stock, $.01 par value, were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2002

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets—December 31, 2002 and March 31, 2002
Consolidated Statements of Earnings—Three and Nine Months Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,779	$117,782
Accounts receivable, net	139,037	110,861
Inventories, net of progress payments	130,636	120,910
Prepaid expenses and other current assets	18,049	9,276

Total current assets	435,501	358,829

Property, plant and equipment, less accumulated depreciation and amortization of $49,579 and $45,389 at December 31, 2002 and March 31, 2002, respectively	77,929	50,481
Acquired intangible assets, less accumulated amortization of $8,868 and $7,028 at December 31, 2002 and March 31, 2002, respectively	39,187	34,133
Goodwill	365,648	142,610
Deferred income taxes and other noncurrent assets	21,529	15,038

Total assets	$939,794	$601,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$7,625	$1,435
Short-term bank debt	1,039	226
Accounts payable	56,024	49,671
Accrued expenses and other current liabilities	217,053	142,260

Total current liabilities	281,741	193,592
Long-term debt, excluding current installments	217,345	138,060
Other noncurrent liabilities	14,405	12,204

Total liabilities	513,491	343,856

Stockholders' equity:
Preferred stock, $10.00 par value per share. Authorized 2,000,000 shares; none issued at December 31, 2002 and March 31, 2002	—	—
Common Stock, $.01 par value per share. Authorized 30,000,000 shares; issued and outstanding 22,358,361 and 16,834,052 shares at December 31, 2002 and March 31, 2002, respectively	224	168
Additional paid-in capital	342,853	197,387
Retained earnings	84,859	64,356
Accumulated other comprehensive losses	(1,633)	(4,630)
Unamortized stock compensation	—	(46)

Total stockholders' equity	426,303	257,235

Commitments and contingencies
Total liabilities and stockholders' equity	$939,794	$601,091

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues	$167,540	$141,238	$459,974	$360,768
Costs and expenses	150,970	127,360	414,008	326,503

Operating income	16,570	13,878	45,966	34,265
Interest income	158	20	841	64
Interest and related expenses	2,653	3,252	7,408	7,215
Other (income) expense, net	(14)	99	376	128

Earnings before minority interest and income taxes	14,089	10,547	39,023	26,986
Minority interest	373	414	1,053	1,040

Earnings before income taxes	13,716	10,133	37,970	25,946
Income taxes	6,310	4,762	17,467	12,194

Net earnings	$7,406	$5,371	$20,503	$13,752

Net earnings per share of common stock:
Basic earnings per share	$0.42	$0.42	$1.20	$1.11
Diluted earnings per share	$0.41	$0.38	$1.15	$1.02

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$20,503	$13,752
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	12,012	9,596
Loss on sale of business	575	—
Other, net	1,749	(1,121)
Changes in assets and liabilities, net of effects from business combinations and dispositions:
(Increase) decrease in accounts receivable	(7,743)	11,839
Increase in inventories	(4,055)	(20,207)
Increase in prepaid expenses and other current assets	(6,227)	(6,040)
Increase in accounts payable	4,510	3,238
(Decrease) increase in accrued expenses and other current liabilities	(3,228)	4,735
Increase (decrease) in customer advances	6,607	(2,482)
Other, net	686	106

Net cash provided by operating activities	25,389	13,416
Cash flows from investing activities:
Capital expenditures	(13,196)	(10,487)
Payments pursuant to business combinations	(196,412)	(72,950)
Proceeds from sales of businesses	7,684	—
Other, net	213	156

Net cash used in investing activities	(201,711)	(83,281)
Cash flows from financing activities:
Net borrowings (payments) of short-term debt	755	(81)
Additional borrowings of long-term debt	81,500	218,250
Debt issuance costs	(2,254)	(4,664)
Repayment of borrowings of long-term debt	(7,774)	(160,736)
Retirement of long-term debt	(12,195)	—
Proceeds from issuance of common stock	145,303	113,462
Proceeds from stock option exercises	581	4,801
Other, net	(136)	—

Net cash provided by financing activities	205,780	171,032

Effect of exchange rates on cash and cash equivalents	539	621

Net increase in cash and cash equivalents	29,997	101,788
Cash and cash equivalents, beginning of period	117,782	2,324

Cash and cash equivalents, end of period	$147,779	$104,112

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2002, the results of operations for the three- and nine-month periods ended December 31, 2002 and 2001, and cash flows for the nine-month periods ended December 31, 2002 and 2001. The results of operations for the three-and nine-months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

        For further information, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

2.    Issuance of Common Stock

        On December 23, 2002, the Company issued 5,462,500 shares of its common stock in a public offering for $28.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $145.3 million. Approximately $12.0 million of the net proceeds were used during the third quarter of fiscal 2003 to repay certain debt balances acquired in connection with the Company's November 27, 2002 acquisition of Paravant Inc. (see footnote 3 below). The balance of the offering proceeds will be used for general corporate purposes, including acquisitions, capital expenditures and working capital requirements.

3.    Business Combinations and Disposals

        On January 15, 2003, the Company acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration. Contingent consideration is based on a funded booking milestone, as defined in the purchase agreement. If the funded booking milestone is not fulfilled on or before December 31, 2008, DRS will have no liability or obligation to pay any contingent consideration. The earn-out period began on the closing date of the acquisition. Kaman's Electromagnetics Development Center is a leader in the development of high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, Inc., the company operates as part of DRS's Electronic Systems Group (ESG). The addition of DRS Electric Power Technologies, Inc. is complementary to DRS's existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, a wholly-owned subsidiary of the Company merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $92.9 million in cash and the assumption of $15.9 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.0 million. The Company financed the acquisition with borrowings under its credit facility (see footnote 4 for a description of the credit facility). Paravant is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. Headquartered in Morristown, New Jersey, the company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence and Surveillance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the Company's goals of expanding its core tactical systems business base and increasing its presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Paravant acquisition. The Company is in process of obtaining third-party valuations of certain assets acquired, as well as performing its own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price will change. The Company expects to complete the purchase price allocation in the fourth quarter of fiscal 2003.

November 27, 2002
(in thousands)
Accounts receivable	$9,555
Inventory	12,318
Other current assets	1,286
Property, plant and equipment	9,083
Other assets	1,380
Goodwill	91,377

Total assets acquired	124,999

Accrual for future costs on acquired contracts	4,324
Other current liabilities	7,361
Long-term debt	15,944
Other liabilities	445

Total liabilities assumed	28,074

Net assets acquired	$96,925

        The $91.4 million of goodwill was allocated to the Company's ESG operating segment.

        The following unaudited pro forma financial information shows the results of operations for the three months ended December 31, 2002 and 2001, and the nine-month periods ended December 31, 2002 and 2001, as though the acquisition of Paravant had occurred on April 1, 2001. The unaudited pro forma presentation reflects adjustments for: (i) the capitalization of general and administrative costs, to be consistent with DRS's accounting practice, (ii) the amortization of $5.0 million of estimated acquired intangible assets over 10 years, (iii) interest expense on borrowings associated with the Paravant acquisition, (iv) the elimination of goodwill amortization in certain periods presented to be consistent with DRS's April 1, 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS 142)", and (v) the income tax effect on the pro forma adjustments and Paravant's pre-tax earnings using a statutory tax rate of 42%. The pro forma adjustments related to the Paravant acquisition are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have a material impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenues	$182,229	$156,942	$506,880	$399,987
Net earnings	$8,360	$7,313	$21,887	$14,552
Earnings per share of common stock
Basic earnings per share	$0.48	$0.57	$1.28	$1.18
Diluted earnings per share	$0.46	$0.52	$1.23	$1.08

        On November 22, 2002, the Company sold its DRS Advanced Programs, Inc. operating unit (DRS API) for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, located in Columbia, Maryland, and operated as part of the Company's ESG operating segment develops, designs, manufactures and markets custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. The Company wrote off $2.3 million of goodwill in connection with the sale. The results of operations of DRS API, prior to the sale, are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
		(in thousands)
Revenues	$1,814	$2,806	$8,507	$10,731
Operating loss	$(348)	$(421)	$(1,064)	$(192)

        On October 15, 2002, the Company acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%, with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.5 million. Contingent consideration is based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period began on the closing date of the acquisition and ends on March 31, 2009. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances DRS's position as a supplier of lightweight thermal imaging systems and supports the Company's objectives to further expand its position in the uncooled infrared technology market. The Company is in the process of obtaining third-party valuations of the assets acquired and liabilities assumed, as well as performing its own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $13.1 million and has allocated the estimated goodwill to the Electro-Optical Systems Group. The Company expects to complete the purchase price allocation in the first quarter of fiscal 2004.

        Pursuant to a purchase agreement effective July 1, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $92.2 million in cash, subject to adjustment. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.5 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements the Company's presence in naval advanced command and control computer display and other ship systems. DRS PCT is being managed as a part of the Company's ESG operating segment.

        The following table summarizes the purchase price allocation of the NCD acquisition. With the exception of establishing the acquired pension asset, the NCD purchase price allocation is final. The Company is in the process of obtaining a third party pension valuation, accordingly the purchase price allocation is subject to change in the fourth quarter of fiscal 2003.

July 1, 2002
(in thousands)
Accounts receivable	$13,905
Inventory	7,737
Property, plant and equipment	12,470
Goodwill	96,050
Acquired intangible assets	6,590

Total assets acquired	136,752

Accrual for future costs on acquired contracts	29,948
Accrued warranty	7,994
Other current liabilities	3,110

Total liabilities assumed	41,052

Net assets acquired	$95,700

        The $96.1 million of goodwill was allocated to the Company's ESG operating segment. The $6.6 million in acquired intangible assets were assigned to customer-related intangibles and are being amortized over a period of 20 years.

        The following unaudited pro forma financial information shows the results of operations for the three months ended December 31, 2001, and the nine-month periods ended December 31, 2002 and

2001, as though the acquisition of DRS PCT had occurred on April 1, 2001. DRS PCT is included in the Company's operating results for the full three-month period ended December 31, 2002 as the acquisition was completed in July 2002. The unaudited pro forma presentation reflects adjustments for: (i) the capitalization of general and administrative costs, to be consistent with DRS's accounting practice, (ii) the amortization of $6.6 million of acquired intangible assets over 20 years, (iii) the elimination of goodwill amortization in certain periods presented to be consistent with DRS's April 1, 2001 adoption of SFAS 142, and (iv) the income tax effect on the pro forma adjustments and DRS PCT's pre-tax earnings using a statutory tax rate of 42%. The pro forma adjustments related to the DRS PCT acquisition are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2001	2002	2001
	(in thousands, except per share data)
Revenues	$186,925	$481,557	$453,045
Net earnings	$7,843	$20,739	$16,976
Earnings per share of common stock
Basic earnings per share	$0.61	$1.21	$1.37
Diluted earnings per share	$0.55	$1.16	$1.26

        On May 27, 2002, the Company sold the assets of its DRS Ahead Technology operating unit. The operating unit produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. DRS Ahead Technology recorded $1.3 million of revenues and $0.4 million of operating loss for the period it was owned by the Company during the first quarter of fiscal 2003. The operating unit recorded $2.4 million of revenues and $0.1 million of operating loss for the third quarter of fiscal 2002, and $6.8 million and $0.6 million of revenues and operating loss, respectively, during the nine-month period ended December 31, 2001. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale.

        On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The preliminary estimate of the excess of costs over the net amounts allocated to the assets acquired and liabilities assumed in the acquisition (goodwill) and the appraised value of an identifiable intangible asset were approximately $0.3 million and $0.3 million, respectively. The goodwill has been allocated to the Company's "Other" operating segment. The Company is in the process of finalizing its internal assessment of the acquired contracts; thus the preliminary allocation of the purchase price will likely change. The Company will complete the purchase price allocation in the fourth quarter of fiscal 2003.

        During fiscal 2003, the Company finalized the purchase price allocation associated with its fiscal 2002 second quarter acquisition of the Sensors and Electronic Systems business of The Boeing Company (SES acquisition). The following table summarizes the allocation of the assets acquired and liabilities assumed in the SES acquisition. As compared with the preliminary purchase price allocation disclosed in the Company's March 31, 2002 Form 10-K, the final purchase price allocation reflects a net increase to goodwill of $22.3 million and a corresponding net adjustment to inventory, accrual for future costs on acquired contracts and property, plant and equipment. These adjustments reflect the Company's final valuation of the acquired business.

September 28, 2001
(in thousands)
Accounts receivable	$8,348
Inventory	7,267
Property, plant and equipment	7,666
Goodwill	86,759
Acquired intangible assets	14,000

Total assets acquired	124,040

Accrual for future costs on acquired contracts	58,579
Other current liabilities	5,323

Total liabilities assumed	63,902

Net assets acquired	$60,138

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

4.    Inventories

        Inventories are summarized as follows:

	December 31, 2002	March 31, 2002
Work-in-process	$169,490	$139,748
Raw material and finished goods	8,114	9,127

	177,604	148,875
Less progress payments	(46,968)	(27,965)

Total	$130,636	$120,910

        General and administrative costs included in work-in-process were $20.6 million and $16.3 million at December 31, 2002 and March 31, 2002, respectively. General and administrative expenses included in costs and expenses amounted to $28.2 million and $28.5 million for the three-month periods ended December 31, 2002 and 2001, respectively, and $82.9 million and $70.7 million, respectively, for the nine-month periods then ended. Included in those amounts are expenditures for internal research and development amounting to $3.5 million and $2.5 million for the fiscal quarters ended December 31, 2002 and 2001, respectively, and $10.0 million and $7.1 million, respectively, for the nine-month periods then ended.

5.    Goodwill and Intangible Assets

        The following disclosure presents certain information about the Company's acquired intangible assets as of December 31, 2002 and March 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of December 31, 2002
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$22,955	$(6,050)	$16,905
Customer-related intangibles	19 years	25,100	(2,818)	22,282

Total		$48,055	$(8,868)	$39,187

As of March 31, 2002
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$22,931	$(5,155)	$17,776
Customer-related intangibles	19 years	18,230	(1,873)	16,357

Total		$41,161	$(7,028)	$34,133

        The aggregate acquired intangible asset amortization expense for each of the three-month periods ended December 31, 2002 and 2001 was $0.5 million, and for the nine-month periods ended December 31, 2002 and 2001 was $1.9 million and $1.2 million, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2003 is $2.6 million and the estimated acquired intangible amortization expense for each of the subsequent four fiscal years ending March 31, 2007 is approximately $2.7 million.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2002 to December 31, 2002. As discussed in Note 2, the Company recorded a $22.3 million net increase to the Electro-Optical Systems Group's goodwill during fiscal 2003. The increase is the result of the Company's finalization of its internal assessment of certain contracts acquired in connection with the SES acquisition, as well as an adjustment to acquired property, plant and equipment. The Company also recorded a $1.2 millon adjustment to the Electronic Systems Group's goodwill, which was related to the finalization of its purchase price allocation on the fiscal 2002 acquisition of the Electro Mechanical Systems unit of Lockheed Martin. The Company's DRS API operating unit was sold in the third quarter of fiscal 2003, accordingly, the Electronic Systems Group's goodwill was reduced by $2.3 million.

	Electronic Systems Group	Electro-Optical Systems Group	Flight Safety and Communications Group	Other	Total
	(in thousands)
Balance as of March 31, 2002	$28,127	$84,410	$30,073	$—	$142,610
Fiscal 2003 acquisitions	187,427	13,112	—	265	200,804
Purchase price allocation adjustments on fiscal 2002 acquisitions	1,236	22,270	—	—	23,506
Foreign currency translation adjustment	896	—	155	—	1,051
Sale of business unit	(2,323)	—	—	—	(2,323)

Balance as of December 31, 2002	$215,363	$119,792	$30,228	$265	$365,648

6.    Debt

        A summary of debt is as follows:

	December 31, 2002	March 31, 2002
	(in thousands)
Term notes	$213,063	$139,300
Revolving lines of credit	—	—
Other obligations	12,946	421

	226,009	139,721
Less:
Current installments of long-term debt	7,625	1,435
Short-term bank debt	1,039	226

Total long-term debt	$217,345	$138,060

        In connection with the Paravant merger, on November 26, 2002 the Company entered into a $338.6 million amended and restated credit agreement (Credit Facility). Wachovia Bank, National Association is the Administrative Agent under the amended and restated credit agreement. The amended credit facility consists of a $125 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the term loan and the revolving credit facility are September 30, 2008 and September 30, 2006, respectively. The term loan requires quarterly principal payments, which began with a $537,500 payment on December 31, 2002. The Credit Facility is secured by a lien on substantially all of DRS's assets. Borrowings under this Credit Facility bear interest, at the Company's option, at either: a "base rate", as defined in the credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate plus a spread ranging from 1.25% to 2.25% per annum, depending on the Company's total leverage ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on the Company's TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the credit agreement.

        The Company previously had a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, National Association as the Administrative Agent, consisting of a term loan in the aggregate principal amount of $140 million and a $100 million revolving line of credit. Repayment terms and interest rates under the previous facility were substantially the same as those pursuant to the amended and restated credit agreement described above.

        There are certain covenants and restrictions placed on DRS under its Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a maximum amount of capital expenditures, a restriction on the payment of dividends on DRS's capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if DRS's adjusted leverage ratio exceeds 2.00 to 1.00, and certain other restrictions. The Company was in compliance with all covenants under its Credit Facility at December 31, 2002. As of December 31, 2002, the Company had approximately $105.3 million of additional available credit, after satisfaction of its borrowing base requirement.

        As of December 31, 2002, $213.1 million of term loans were outstanding against the Credit Facility, with a weighted average interest rate of approximately 4.7%. In addition to the term loans, $19.7 million was contingently payable under outstanding letters of credit. The Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advanced payments it has received from customers. There were no borrowings under the Company's revolving line of credit as of December 31, 2002.

7.    Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share (EPS):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per-share data)
Basic EPS computation:
Net earnings	$7,406	$5,371	$20,503	$13,752

Weighted average common shares outstanding	17,592	12,833	17,100	12,357

Basic earnings per share	$0.42	$0.42	$1.20	$1.11

Diluted EPS computation:
Net earnings	$7,406	$5,371	$20,503	$13,752

Diluted common shares outstanding:
Weighted average common shares outstanding	17,592	12,833	17,100	12,357
Stock options and warrants	620	1,300	710	1,093

Weighted average diluted shares outstanding	18,212	14,133	17,810	13,450

Diluted earnings per share	$0.41	$0.38	$1.15	$1.02

8.    Comprehensive Earnings

        The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2002 and 2001 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
		(in thousands)
Net earnings	$7,406	$5,371	$20,503	$13,752
Other comprehensive earnings (losses):
Foreign currency translation adjustments	510	149	2,606	951
Unrealized losses on hedging instruments:
Cumulative adjustment at April 1, 2001	—	—	—	(289)
Unrealized gains (losses) arising during the period	245	4	391	(501)

Comprehensive earnings	$8,161	$5,524	$23,500	$13,913

9.    Operating Segments

        DRS operates in three principal business segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." Information about the Company's segments for the fiscal periods ended December 31, 2002 and 2001 is as follows:

	ESG	EOSG	FSCG	Other	Total
	(in thousands)
Quarter Ended December 31, 2002
Total revenues	$80,356	$62,224	$26,226	$669	$169,475
Intersegment revenues	(141)	(21)	(1,773)	—	(1,935)

External revenues	$80,215	$62,203	$24,453	$669	$167,540
Operating income (loss)	$6,485	$7,466	$2,766	$(147)	$16,570
Identifiable assets	$397,326	$281,514	$103,726	$157,228	$939,794
Depreciation and amortization	$1,067	$2,427	$518	$414	$4,426
Capital expenditures	$937	$1,486	$164	$1,293	$3,880
Quarter Ended December 31, 2001
Total revenues	$53,160	$60,557	$27,606	$2,364	$143,687
Intersegment revenues	(20)	(540)	(1,889)	—	(2,449)

External revenues	$53,140	$60,017	$25,717	$2,364	$141,238
Operating income (loss)	$4,315	$7,188	$2,636	$(261)	$13,878
Identifiable assets	$125,298	$199,390	$104,290	$113,616	$542,594
Depreciation and amortization	$462	$2,312	$477	$383	$3,634
Capital expenditures	$527	$2,163	$170	$147	$3,007
Nine Months Ended December 31, 2002
Total revenues	$184,312	$198,953	$78,780	$3,039	$465,084
Intersegment revenues	(223)	(219)	(4,668)	—	(5,110)

External revenues	$184,089	$198,734	$74,112	$3,039	$459,974
Operating income (loss)	$12,111	$27,596	$7,758	$(1,499)	$45,966
Identifiable assets	$397,326	$281,514	$103,726	$157,228	$939,794
Depreciation and amortization	$2,885	$6,398	$1,687	$1,042	$12,012
Capital expenditures	$1,980	$7,850	$535	$2,831	$13,196
Nine Months Ended December 31, 2001
Total revenues	$144,376	$143,227	$71,916	$6,848	$366,367
Intersegment revenues	(37)	(1,004)	(4,558)	—	(5,599)

External revenues	$144,339	$142,223	$67,358	$6,848	$360,768
Operating income (loss)	$13,349	$17,005	$4,920	$(1,009)	$34,265
Identifiable assets	$125,298	$199,390	$104,290	$113,616	$542,594
Depreciation and amortization	$1,271	$4,851	$2,149	$1,325	$9,596
Capital expenditures	$1,782	$6,212	$1,183	$1,310	$10,487

10.  Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2002	2001
	(in thousands)
Cash paid for:
Income taxes	$9,465	$10,470
Interest	$8,156	$6,881
Noncash investing and financing activities:
Note receivable — sale of operating unit	$3,010	$—
Acquisition costs for business combinations	$5,590	$2,438
Promissory note — Nytech acquisition	$8,000	$—

11.  Contingencies

        The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        The Company recently settled a dispute with Spar Aerospace Ltd. with respect to the working capital adjustment provided for in the purchase agreement between DRS and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. Under the terms of this settlement, DRS agreed to pay Spar a working capital adjustment of CAN$4,616,000 (or approximately $3,000,000) and CAN$723,654 (or approximately $460,000) in interest. During fiscal 2002, the Company accrued $3.9 million, including interest, associated with the dispute. In connection with this settlement, the parties agreed to release each other from all claims arising out of or relating to the working capital adjustment provision in the purchase agreement and to discontinue all legal actions relating thereto.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against the Company of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Although this action is still in discovery, the Company believes that it has meritorious defenses and does not believe the action will have a material adverse effect on its earnings, financial condition or liquidity.

12.  Recently Issued Accounting Pronouncement

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition disclosure, An Amendment of FASB Statement No. 123" (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of SFAS 148 for the fiscal year ending March 31, 2003. The adoption of SFAS 148 will not have an impact on the Company's results of operations or financial position as the Company does not plan to change its method of accounting for stock-based compensation.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating SFAS 143 and does not anticipate that the adoption of the statement will have a material effect on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of December 31, 2002, and for the three- and nine-month periods ended December 31, 2002 and 2001. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our March 31, 2002 Form 10-K.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of the Company's future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        DRS is a leading supplier of defense electronics products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial customers. Incorporated in 1968, we have served the defense industry for over 30 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, electrical power conversion equipment, ship controls, networks and propulsion systems, ruggedized computers, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, including every combatant ship in the U.S. Navy, Virginia class submarines, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, F/A-18E/F Super Hornet attack aircraft, as well as for other military and non-military applications.

Company Organization and Products

        We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other.

        Our Electronic Systems Group (ESG) is a supplier of computer workstations used to process and display integrated combat information. ESG produces rugged computers and peripherals, surveillance,

radar and tracking systems, radar support and antennae systems, acoustic signal processing and display equipment, and combat control systems. ESG is also a leader in power conversion equipment, electric drive control systems and specialty devices for nuclear reactor applications for the U.S. Navy and industrial customers. The Group's products are used on U.S. Navy front-line platforms, including Aegis surface ships, aircraft carriers, attack submarines, surveillance aircraft and amphibious operation platforms. ESG's products also are used in U.S. Army and international battlefield digitization programs.

        Our Electro-Optical Systems Group (EOSG) produces infrared night vision and targeting systems and subsystems used on the U.S. Army's Abrams Main Battle Tanks, Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, Aegis destroyers and cruisers and High-Mobility Multipurpose Wheeled Vehicle Scouts and used by command, brigade and soldier ground forces. EOSG designs, manufactures and markets these and other products that allow operators and surveillance platforms, such as satellites, to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. This Group is one of two key suppliers to the U.S. government for advanced focal plane array technology. In addition to military applications, EOSG also manufactures electro-optical modules for commercial devices used in corrective laser eye surgery and provides system integration for retinal scanning and imaging devices.

        Our Flight Safety and Communications Group (FSCG) is a manufacturer of airborne deployable recorders and surveillance and communications systems. FSCG's products are used by U.S. and international militaries, as well as commercial customers. FSCG produces integrated naval ship communications systems, tactical data systems, mission recorders, coastal and border radar surveillance systems, ultra high-speed digital imaging systems for F/A-18 aircraft and industrial purposes, and multiple-platform weapons calibration systems for air platforms, such as the AH-64 Apache attack helicopter and the AC-130U gunship. The Group also provides electronic manufacturing services to the defense and space industries.

        Other includes the activities of DRS Corporate Headquarters, DRS Unmanned Technologies (see Business Combinations and Disposals), DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Business Combinations and Disposals). DRS Unmanned Technologies provides close-range, low-weight, low-noise, medium-duration unmanned aerial vehicles (UAVs) supporting military special operations missions.

Business Combinations and Disposals

        On January 15, 2003, we acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration. Contingent consideration is based on a funded booking milestone, as defined in the purchase agreement. If the funded booking milestone is not fulfilled on or before December 31, 2008, we would have no liability or obligation to pay any contingent consideration. The earn-out period began on the closing date of the acquisition. Kaman's Electromagnetics Development Center is a leader in the development of high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, the company operates as part of our Electronic Systems Group (ESG). The addition of DRS Electric Power Technologies is complementary to our existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, a wholly-owned subsidiary of ours merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $92.9 million in cash and the assumption of approximately $15.9 million in debt. In addition to the purchase price, the estimated costs relating to the acquisition, including professional fees, approximated $4.0 million. The Company financed the acquisition with borrowings under its credit facility. Paravant is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. Headquartered in Morristown, New Jersey, the company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence and Surveillance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the our goals of expanding its core tactical systems business base and increasing our presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies.

        We are in the process of obtaining third-party valuations of certain assets acquired, as well as performing our own internal assessment; thus, the preliminary allocation of the purchase price will change. Based on preliminary allocations, we have estimated goodwill to be approximately $91.4 million. It is our expectation that upon completion of our internal assessment the preliminary allocation of the purchase price to goodwill will increase. We expect to complete the purchase price allocation in the fourth quarter of fiscal 2003.

        On November 22, 2002, we sold our DRS Advanced Programs, Inc. operating unit (DRS API) for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, located in Columbia, Maryland, operated as part of our ESG operating segment and develops, designs, manufactures and markets custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. We wrote off $2.3 million of goodwill in connection with the sale. The results of operations of DRS API for the period of time that we owned it are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Revenues	$1,814	$2,806	$8,507	$10,731
Operating loss	$(348)	$(421)	$(1,064)	$(192)

        On October 15, 2002, we acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%, with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.5 million. Contingent consideration is based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period began on the closing date of the acquisition and ends on March 31, 2009. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances our position as a supplier of lightweight thermal imaging systems and supports our objectives to further expand our position in the uncooled infrared technology market. We are in process of obtaining third-party valuations of the assets acquired and liabilities assumed, as well as performing our own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, we have estimated goodwill to be approximately $13.1 million and we have allocated the estimated goodwill to our EOSG operating segment. We expect to complete the purchase price allocation in the first quarter of fiscal 2004.

        Pursuant to a purchase agreement effective July 1, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $92.2 million in cash, subject to adjustment. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.5 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements our presence in naval advanced command and control computer display and other ship systems. DRS PCT is being managed as a part of our ESG operating segment.

        With the exception of establishing the acquired pension asset, the NCD purchase price allocation is final. We are in the process of obtaining a third party pension valuation, accordingly, the purchase price allocation is subject to change in the fourth quarter of fiscal 2003. Based upon our purchase price allocation as of December 31, 2002, the excess of costs over the net amounts allocated to the assets acquired and liabilities assumed in the acquisition (goodwill) and the appraised value of certain identifiable intangible assets were approximately $96.1 million and $6.6 million, respectively, with the identifiable intangible assets being amortized over 20 years. The goodwill was allocated to our ESG operating segment.

        On May 27, 2002, we sold the assets of our DRS Ahead Technology operating unit. The operating unit produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. DRS Ahead Technology recorded $1.3 million of revenues and $0.4 million of operating loss for the period it was owned by us during the first quarter of fiscal 2003. The operating unit recorded $2.4 million of revenues and $0.1 million of operating loss for the third quarter of fiscal 2002, and $6.8 million and $0.6 million of revenues and operating losses, respectively, during the nine-month period ended December 31, 2001. The assets of DRS Ahead Technology were sold for their aggregate book value, and we received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale.

        On April 11, 2002, we acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt plc, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. The preliminary estimate of the excess of costs over the net amounts allocated to the assets acquired and liabilities assumed in the acquisition (goodwill) and the appraised value of an identifiable intangible asset were approximately $0.3 million and $0.3 million, respectively. The goodwill has been allocated to our "Other" operating segment. The identifiable intangible asset has an indefinite useful life. We are in the process of finalizing our own internal assessment of the aquired contracts; thus, the preliminary allocation of the purchase price will likely change. We will complete the purchase price allocation in the fourth quarter of fiscal 2003.

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

Results of Operations

        Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated Summary

Three- and Nine-Month Periods Ended December 31, 2002, Compared with the Three- and Nine-Month Periods Ended December 31, 2001

        Consolidated revenues and operating income for the three-month period ended December 31, 2002 were $167.5 million and $16.6 million, each of which increased by 19% over the corresponding prior-year period. The increase in third quarter revenues was driven by our July 1, 2002 acquisition of the Navy Controls Division of Eaton Corporation (now operating as DRS Power and Control Technologies, Inc.), our November 27, 2002 acquisition of Paravant Inc. (Paravant) and our October 15, 2002 acquisition of Nytech. DRS Power and Control Technologies, Inc. (DRS PCT), Paravant and Nytech contributed $24.9 million, $8.0 million and $1.0 million, respectively, to fiscal 2003 third quarter revenues. Increased revenues from our ground vehicle electro-optical systems also contributed to the increase. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computer and peripheral programs, the May 27, 2002 sale of DRS Ahead Technology and the November 22, 2002 sale of DRS API. DRS API recorded $1.8 million of revenue in the third quarter of fiscal 2003 while in the third quarter of fiscal 2002 DRS Ahead Technology and DRS API, combined, recorded $5.2 million of revenue. The growth in operating income was due primarily to DRS PCT and Paravant, which contributed, net of corporate allocations, $3.3 million and $0.8 million, respectively, to operating income in the third quarter of fiscal 2003. See operating segment discussions below for additional information.

        Consolidated revenues and operating income for the nine-month period ended December 31, 2002 were $460.0 million and $46.0 million, increases of 27% and 34%, respectively, over the corresponding prior-year period. The increase in year-to-date revenues was primarily a result of our fiscal 2003 acquisitions of DRS PCT and Paravant, as well as the benefit of a full nine months of revenues from our September 28, 2001 acquisition of the Sensors and Electronic Systems Business of The Boeing Company (the SES business). DRS PCT and Paravant contributed $49.5 million and $8.0 million, respectively, of revenues to the nine-month period ended December 31, 2002. The SES business contributed an incremental increase (i.e., current year-to-date period over prior year-to-date period) of $34.3 million to revenues for the nine-month period ended December 31, 2002. In addition, increased shipments of our ground vehicle electro-optical systems, mission data recorders and avionics contributed to the increase in revenues for the nine-month period ended December 31, 2002. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computers and peripherals programs and the sale of DRS Ahead Technology and DRS API. DRS Ahead Technology and DRS API, combined, recorded revenues of $9.9 million in the nine months ended December 31, 2002, as compared with $17.6 million in the same period in the prior year. The growth in operating income was due primarily to the overall increase in revenues. Net of corporate allocations, DRS PCT and Paravant contributed $5.4 million and $0.8 million, respectively, to operating income in the nine months ended December 31, 2002, while the SES business contributed an incremental increase of $2.6 million to operating income for the same period. See operating segment discussions below for additional information.

        Interest income increased $0.1 million and $0.8 million for the three- and nine-month periods ended December 31, 2002, as compared with the prior-year periods. The increases in interest income reflect higher average cash and cash equivalents balances during the quarter and year-to-date periods, resulting primarily from our common stock offerings in December 2002 and 2001.

        Interest and related expenses decreased $0.6 million for the three-month period ended December 31, 2002, as compared with same period ended December 31, 2001, and increased $0.2 million for the nine-month period ended December 31, 2002, as compared with the corresponding prior year period. The quarter-on-quarter decrease in interest expense was primarily a result of fiscal 2002 third quarter interest expense recorded in connection with estimated working capital adjustments associated with certain acquisitions completed in prior fiscal years, as well as an overall decrease in weighted average interest rates in our term loan borrowings. The increase in interest expense in the year-to-date period was attributable to an overall increase in average borrowings outstanding in the first nine months of fiscal 2003, as compared with the same period in the prior fiscal year. The overall increase in our average borrowings was a result of our November 27, 2002 acquisition of Paravant. Partially offsetting the increase in interest expense was the favorable impact of an overall decrease in weighted average interest rates on our outstanding borrowings during fiscal 2003, as compared with the prior fiscal year. We had no borrowings outstanding under our revolving credit facility as of December 31, 2002.

        The provision for income taxes for the quarter and year-to-date periods ended December 31, 2002 reflect an annual estimated effective income tax rate of approximately 46%, as compared with 47% in the prior-year period. There are two primary factors that negatively impact our effective income tax rate: losses in ESG's U.K. operation for which the full tax benefit has not been recognized, and the effect of non-deductible expenses. It is anticipated that our effective tax rate will continue to decline moderately in future years, as we continue to grow and our ESG U.K. operation returns to profitability.

        Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three- and nine-month periods ended December 31, 2002 were $20.6 million and $56.5 million, respectively, increases of 21% and 32%, respectively, over the same periods in the prior year. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States of America, or as a measure of our profitability or liquidity. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA, as we define it, may differ from similarly named measures used by other entities.

  Operating Segments

        The following tables set forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the prior-year period:

	Three Months Ended December 31,		Three Months Ended Percent Changes	Nine Months Ended December 31,		Nine Months Ended Percent Changes
	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
	(in thousands, except for percentages)
ESG
External revenues	$80,215	$53,140	51.0%	$184,089	$144,339	27.5%
Operating income	$6,485	$4,315	50.3%	$12,111	$13,349	(9.3%)
Operating margin	8.1%	8.1%	0.0%	6.6%	9.2%	(28.3%)
EOSG
External revenues	$62,203	$60,017	3.6%	$198,734	$142,223	39.7%
Operating income	$7,466	$7,188	3.9%	$27,596	$17,005	62.3%
Operating margin	12.0%	12.0%	0.0%	13.9%	12.0%	15.8%
FSCG
External revenues	$24,453	$25,717	(4.9%)	$74,112	$67,358	10.0%
Operating income	$2,766	$2,636	4.9%	$7,758	$4,920	57.7%
Operating margin	11.3%	10.3%	9.7%	10.5%	7.3%	43.8%
Other
External revenues	$669	$2,364	(71.7%)	$3,039	$6,848	(55.6%)
Operating loss	$(147)	$(261)	43.7%	$(1,499)	$(1,009)	(48.6%)
Operating margin	(22.0%)	(11.0%)	(100.0%)	(49.3%)	(14.7%)	(235.4%)

Three- and Nine-Month Periods Ended December 31, 2002, Compared with the Three- and Nine-Month Periods Ended December 31, 2001

Electronic Systems Group

        Revenues increased $27.1 million, or 51%, to $80.2 million in the three months ended December 31, 2002, as compared with the corresponding prior-year period. Fiscal 2003 third quarter operating income increased $2.2 million or 50% to $6.5 million, as compared with same period in the prior fiscal year. The increase in revenues was a result of our acquisitions of DRS PCT and Paravant, which contributed $24.9 million and $8.0 million, respectively, of revenues in the current quarter. In addition to the acquisition, revenue was favorably impacted by increased sales of rugged computers and multi-function consoles from our U.K. operating unit. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations and components and certain rugged computers and peripherals, as well as our sale of DRS API, as discussed above. The increase in operating income was driven by the DRS PCT and Paravant acquisitions, partially offset by the impact of decreased sales on certain programs previously noted and a $0.6 loss recorded in connection with the sale of DRS API. DRS PCT and Paravant contributed, net of corporate allocations, $3.3 million and $0.8 million, respectively, of operating income to the current quarter.

        Revenues increased $39.8 million, or 28%, to $184.1 million in the nine months ended December 31, 2002, as compared with the corresponding prior-year period. Operating income decreased $1.2 million, or 9%, to $12.1 million. The increase in revenues was due to the DRS PCT and Paravant acquisitions, which contributed revenues of $49.5 million and $8.0 million, respectively, as well as to the benefit of a full nine months of revenues from our August 2001 acquisition of the Electro Mechanical Systems unit of Lockheed Martin (EMS), which made an incremental revenue contribution of $5.7 million. Also favorably impacting year-to-date revenues were increased sales of rugged computers and multi-function consoles from our U.K. operating unit. Partially offsetting the increase in revenues was a decrease in shipments of combat display workstations, rugged computers and peripherals. The decrease in operating income was driven by the unfavorable impact of decreased revenue from certain products, as discussed above, as well as $2.0 million of charges at ESG's U.K. operating unit. The charges included $1.7 million for cost growth and inventory write-offs on certain programs and $0.3 million for employee severance. DRS PCT and Paravant contributed $5.4 million and $0.8 million, respectively, of operating income to the nine months ended December 31, 2002.

Electro-Optical Systems Group

        Revenues increased $2.2 million, or 4%, to $62.2 million in the three months ended December 31, 2002, as compared with the corresponding prior-year period. Operating income increased $0.3 million to $7.5 million. The increase in revenues was driven by our fiscal 2003 third quarter acquisition of DKD, Inc. (which operated under the name Nytech), now operating as DRS Nytech Imaging Systems, Inc. (DRS Nytech), and internal growth from our ground-based infrared targeting and imaging systems. The programs we acquired with the DRS Nytech acquisition generated $1.0 million of revenues in the third quarter of fiscal 2003. Operating income was favorably impacted by the overall increase in revenues. DRS Nytech generated $0.1 million of operating income during the current quarter.

        Revenues increased $56.5 million, or 40%, to $198.7 million in the nine months ended December 31, 2002, as compared with the corresponding prior-year period. Operating income increased $10.6 million to $27.6 million. The increase in revenues and operating income were driven by our fiscal 2002 second quarter acquisition of the SES business, our acquisition of Nytech, as well as internal growth from our ground-based infrared targeting and imaging systems. Operating income for the nine months ended December 31, 2002 was also positively impacted by net favorable program adjustments totaling $1.9 million. Revenue and operating income for the nine months ended December 31, 2002 attributable to the SES business acquisition increased by $34.3 million and $2.6 million, respectively, as compared with the prior year period.

Flight Safety and Communications Group

        Revenues decreased $1.3 million, or 5%, to $24.5 million in the three months ended December 31, 2002, as compared with the corresponding prior-year period. Operating income increased $0.1 million to $2.8 million. The decrease in revenue was driven by decreased shipments of surface ship communication systems and high-speed cameras and lower volume in contract manufacturing services. Partially offsetting the overall decrease were revenue increases from international mobile ground surveillance systems and flight data recording products. The increase in operating income was a result of favorable margins from certain communication systems and flight data recording programs. Fiscal 2003 third quarter operating income also included charges of $1.5 million and $0.6 million for cost growth on a mission data recorder program and reorganization charges in the operating group's Canadian and U.K. operating subsidiaries, respectively.

        Revenues increased $6.8 million, or 10%, to $74.1 million in the nine months ended December 31, 2002, as compared with the corresponding prior-year period. Operating income increased $2.8 million, or 58%, to $7.8 million. Increased shipments of mission data recording systems and avionics products were the primary driver of the increase in revenues. Decreased shipments of certain communication and surveillance systems partially offset the overall increase in revenues. The increase in operating income is a result of higher revenues and favorable margins from certain communication and mission data recording systems. Operating income for the nine months ended December 31, 2002 included charges of $2.0 million and $0.8 million for program reserves on a mission data recorder program and reorganization charges in the operating group's Canadian and U.K. operating subsidiaries, respectively. Operating income for the nine months ended December 31, 2001 included charges of $0.8 million associated with closing a production facility.

Other

        Revenues decreased $1.7 million to $0.7 million in the three months ended December 31, 2002. The operating loss of $0.1 million was relatively unchanged, as compared with the corresponding prior-year period. The decrease in revenues was attributable to our sale of substantially all of the assets and liabilities of DRS Ahead Technology on May 27, 2002, partially offset by revenues generated by our April 11, 2002 acquisition of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc. (now operating as DRS Unmanned Technologies).

        Revenues decreased $3.8 million to $3.0 million and operating losses increased $0.5 million to $1.5 million for the nine months ended December 31, 2002, as compared with the corresponding prior-year period. Consistent with the quarterly discussion above, the revenue decrease was due to the sale of DRS Ahead Technology, offset in part by revenue from DRS Unmanned Technologies. The increase in operating losses was due to non-allocable general and administrative expenses at DRS Corporate, as well as research and development costs at DRS Unmanned Technologies.

Liquidity and Capital Resources

        The following table provides our cash flow data for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended December 31,
	2002	2001
	(in thousands)
Net cash provided by operating activities	$25,389	$13,416
Net cash used in investing activities	$(201,711)	$(83,281)
Net cash provided by financing activities	$205,780	$171,032

        Operating Activities    For the nine months ended December 31, 2002, we generated $25.4 million of operating cash flow, $12.0 million more than the $13.4 million reported in the corresponding prior-year period. Cash provided by earnings, net of adjustments for non-cash items, increased $12.6 million to $34.8 million.

        Changes in working capital accounts used $9.5 million in cash, as compared with the $8.8 million used in the corresponding prior-year period. The cash used for working capital accounts resulted from increases in accounts receivable, inventories and other current assets, predominantly progress payments made to vendors for certain long-term electro-optical contracts, and decreases in accrued expenses, which included a payment of $2.5 million associated with the DRS Photronics, Inc. litigation settlement (see Part I, Item 3 of our March 31, 2002 10-K). These uses were offset, in part, by cash received from customer advances and increases in trade payables.

        Investing Activities    We paid $13.2 million for capital expenditures during the nine months ended December 31, 2002, as compared with $10.5 million for the corresponding prior-year period. We expect that capital expenditures for fiscal 2003 to be between $18.0 million and $22.0 million, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses.

        During the nine months ended December 31, 2002, we completed several business combinations and sold two of our businesses. The following table summarizes the cash flow impact of our business combinations and divestitures:

		Consideration Paid Through December 31, 2002
Business Combinations	Date of Transaction	Paid to Sellers	Acquisition Expenses	Total
UAV Business of Meggitt Defense Systems	4/11/02	$750	$108	$858
Navy Controls Division of Eaton Corporation	7/1/02	92,200	2,346	94,546
DKD, Inc. (Nytech)	10/15/02	5,000	4	5,004
Paravant Inc.	11/27/02	92,925	102	93,027

Current year business combinations		190,875	2,560	193,435
Spar Aerospace Ltd.—working capital adjustment(A)		2,977	—	2,977

Total payments pursuant to business combinations		$193,852	$2,560	$196,412

(A)
Represents working capital payment made to SPAR in December, 2002. See Part I, Item 3 of our March 31, 2002, 10-K.

        The following table summarizes the sales of our businesses:

Divestitures	Date of Transaction	Cash Received
DRS Ahead Technology	5/27/02	$60	(B)
DRS Advanced Programs, Inc.	11/22/02	7,624

Proceeds from the sale of businesses		$7,684

(B)
We sold DRS Ahead Technology for $3.1 million and received a $3.1 million interest bearing promissory note as consideration. The promissory note is payable over an 80-month term. This amount represents the scheduled payments on the note which have been received through December 31, 2002.

        Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at interest rates and costs of capital that are acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our Credit Facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of convertible or high-yield debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we believe to be strategic and accretive to our net earnings. However, no assurances can be provided that such financing will be available and at a cost that is acceptable to us or that we will identify acceptable acquisition candidates.

        Financing Activities    For the fiscal period ended December 31, 2002, financing activities provided $205.8 million. Sources of cash included our December 20, 2002 issuance of approximately 5.5 million shares of common stock, including shares related to an over-allotment option that was granted to the underwriters, at $28.00 per share, resulting in net proceeds of approximately $145.3 million after underwriting discounts, and $75.0 million in new term loans drawn down from our amended and restated credit agreement. Uses of cash included the retirement of $12.0 in term debt acquired in the Paravant merger and $1.3 million in scheduled payments on our long-term debt, primarily related to our term loans. We also borrowed and repaid $6.5 million under our senior secured revolving line of credit.

        In connection with the Paravant merger, on November 27, 2002, we entered into a $338.6 million amended and restated credit agreement (the Credit Facility). Wachovia Bank, National Association is the Administrative Agent under the amended and restated credit agreement. The amended Credit Facility consists of a $125 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the term loan and the revolving credit facility are September 30, 2008 and September 30, 2006, respectively. The term loan requires quarterly principal payments, which began with a $537,500 payment on December 31, 2002. The Credit Facility is secured by a lien on substantially all of our assets. Borrowings under this Credit Facility bear interest, at our option, at either: a "base rate", as defined in the Credit Facility, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate plus a spread ranging from 1.25% to 2.25% per annum, depending on our total leverage ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the credit agreement.

        As of December 31, 2002, $213.1 million of term loans were outstanding against the Credit Facility, with a weighted average interest rate of approximately 4.7%. In addition to the term loans, $19.7 million was contingently payable under outstanding letters of credit. The Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advanced payments it has received from customers. There were no borrowings under the Company's revolving line of credit as of December 31, 2002.

        We previously had a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, National Association as the Administrative Agent, consisting of a term loan in the aggregate principal amount of $140 million and a $100 million revolving line of credit. Repayment terms and interest rates under the previous facility were substantially the same as those pursuant to the amended and restated credit agreement described above.

        There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, a maximum amount of capital expenditures, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt, a requirement that we offer to make prepayments on our term loans outstanding, with 50% of the aggregate net cash proceeds from any equity offering if our adjusted leverage ratio exceeds 2.00 to 1.00, and certain other restrictions. We were in compliance with all covenants under our Credit Facility at December 31, 2002. As of December 31, 2002, we had approximately $105.3 million of additional available credit, after satisfaction of our borrowing base requirement.

        We use "free cash flow" as a measure to evaluate our performance. The calculation of free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow was $12.2 million for the nine-month period ended December 31, 2002 and $2.9 million for the corresponding period in the prior year.

  Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt obligations	$224,970	$7,625	$7,781	$54,822	$154,742
Operating lease commitments	74,235	14,173	22,927	17,167	19,968

Total contractual obligations	$299,205	$21,798	$30,708	$71,989	$174,710

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services and to secure advance payments we have received from customers. At December 31, 2002, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$19,720	$7,246	$12,274	$200

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

  Backlog

        Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog at December 31, 2002 was $844.0 million. The backlog at March 31, 2002 was $595.3 million. We booked approximately $503.9 million in new orders in the first nine months of fiscal 2003.

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

  Recently Issued Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition disclosure, An Amendment of FASB Statement No. 123" (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the desclosure provisions of SFAS 148 for our fiscal year ending March 31, 2003. The adoption of SFAS 148 will not have an impact on our results of operations or financial position as we do not plan to change our method of accounting for stock-based compensation.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are in the process of evaluating SFAS 143 but we do not anticipate that the adoption of the statement will have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for a discussion of our exposure to market risks. There was no significant change in those risks during the nine months ended December 31, 2002, except for interest rate risk.

        We currently have a $338.6 million amended and restated credit agreement. The amended credit facility consists of a $125 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the term loan and the revolving credit facility are September 30, 2008 and September 30, 2006, respectively. Borrowings under the Credit Facility bear interest based on LIBOR (London Interbank Offered Rate), United States Prime Rate or United States Federal Funds Rate. Therefore, we are exposed to interest rate risk on our variable rate borrowings. Although there were no borrowings outstanding under our line of credit as of December 31, 2002, we had $213.1 million outstanding under our Term Loan. Excluding the notional amounts covered under our interest rate collar agreements, a 12.5 basis point increase/decrease in interest rates would have resulted in an increase/decrease in interest expense of $0.1 million and $0.2 million, respectively, for the three- and nine-month periods ended December 31, 2002.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) and required to be included in the Company's reports filed or submitted under the Exchange Act.

        Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We recently settled a dispute with Spar Aerospace Ltd. with respect to the working capital adjustment provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. Under the terms of this settlement, we agreed to pay Spar a working capital adjustment of CAN$4,616,000 (or approximately $3,000,000) and CAN$723,654 (or approximately $460,000) in interest. During fiscal 2002, we accrued $3.9 million, including interest, associated with the dispute. In connection with this settlement, the parties agreed to release each other from all claims arising out of or relating to the working capital adjustment provision in the purchase agreement and to discontinue all legal actions relating thereto.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is still in discovery, we believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings or financial condition.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

          The following report on form 8-K was filed during the quarter ended December 31, 2002:

    1.
    Form 8-K filed on December 2, 2002, in connection with DRS Technologies, Inc.'s acquisition of Paravant Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: February 14, 2003	By:	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President and Chief Financial Officer

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

Date: February 14, 2003	/s/ MARK S. NEWMAN Mark S. Newman Chief Executive Officer

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

Date: February 14, 2003	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Chief Financial Officer