Form 10-K
period 2003-03-31
DRS TECHNOLOGIES INC
filed 2003-06-25
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

Commission File Number 1-8533

DRS Technologies, Inc.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2632319 (I.R.S. Employer Identification Number)
5 Sylvan Way, Parsippany, New Jersey (Address at principal executive offices)	07054 (Zip Code)
(973) 898-1500 (Telephone No.)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The market value of shares of common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $627,811,104. The number of shares of common stock outstanding as of June 20, 2003 was 22,455,348.

DOCUMENTS INCORPORATED BY REFERENCE

        1.    Definitive Proxy Statement, dated June 24, 2003, for the Annual Meeting of Stockholders, incorporated in Part III of this Form 10-K.

DRS Technologies, Inc
Form 10-K
For the Fiscal Year Ended March 31, 2003

Item 1. Business

        References in this Annual Report on Form 10-K to "DRS," "the Company," "we," "our" and "us" pertain to DRS Technologies, Inc., its subsidiaries and majority-owned partnership companies.

General

        DRS Technologies is a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for 34 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet jet fighters and on several other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer, CVN(X) aircraft carrier and Virginia class submarine.

        Over the past five years, we increased our annual revenues at a compounded annual growth rate of approximately 30% and our operating income at a compounded annual growth rate of approximately 36%. For the year ended March 31, 2003, we had revenues of $675.8 million and operating income of $67.7 million.

        The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054 and our telephone number is 973-898-1500. Our web address is www.drs.com. We provide free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

Company Organization

        We operate in three principal operating segments on the basis of products and services offered: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other. Each operating segment is comprised of several subsidiaries of the Company.

        Financial information on our reportable business segments is presented in Note 14 to our Consolidated Financial Statements, which are included in this Form 10-K (see Item 8. Financial Statements and Supplementary Data). Additional financial data and commentary on the results of operations for the operating segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which also is included in this Form 10-K (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The data and comments should be referred to in conjunction with the summary description of our operating segments, which follows.

        Electronic Systems Group.    Our Electronic Systems Group (ESG) is a leader in high-performance combat display systems, digital information processing systems, power generation, conversion, distribution, propulsion and control systems, and battlefield digitization systems for sea, air and land applications supporting military modernization and transformation initiatives. ESG also produces radar surveillance and tracking systems, acoustic signal processing systems, flat panels and other computer peripherals, signal intelligence products, ship networks and middleware to promote interoperability and compatibility with the military's new and existing systems. ESG's products are used on various front-line platforms, such as ships, amphibious operation platforms, surveillance aircraft and submarines and mobile ground platforms, and our power systems are installed on every combatant ship in the U.S. Navy, including destroyers, aircraft carriers and attack submarines. ESG is a leader in battlefield digitization programs for the U.S. Army and the British Army. We also provide technical support services, including worldwide field service, depot-level repair, equipment installation and integrated logistics for the Navy's fleet, avionics support for U.S. and international helicopter and airlift aircraft, hardware and software system engineering, and electronic manufacturing, testing and system integration services. Many of ESG's systems incorporate advanced commercial computing technology to provide innovative, rapidly fielded and cost-effective defense solutions. Our electronic systems are compatible with new, emerging and legacy systems and are vital to the U.S. military for making strategic command combat decisions. We market our products directly to various U.S. government agencies and international militaries and, on certain programs, we team with leading defense industry corporations, such as Boeing, Lockheed Martin, Northrop Grumman and General Dynamics.

        ESG's business is concentrated in Naval Electronics and Intelligence Systems, Tactical Systems and Power Systems. The Naval Electronics and Intelligence Systems area includes products such as advanced tactical display workstations, radar and radar support systems, acoustic surveillance systems, shipboard control equipment and control panels, networks, middleware, flat panels and peripheral equipment, and advanced signal processors, analyzers, digital switching matrices and recording systems for airborne signal intelligence (SIGINT) applications. The Tactical Systems area includes computers and peripherals used in Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) Army digital battlefield applications, which provide commanders, brigades and soldiers with improved combat support, real-time command and control, enhanced interoperability and improved situational awareness. Products include man-portable and vehicle-mounted Commercial Off-The-Shelf (COTS) workstations, laptops and handheld computers that are proven to operate in harsh military environments. The Power Systems area includes integrated Hull, Mechanical and Electrical (HM&E) equipment, such as power generation, conversion, distribution, propulsion, ship networks, electronic control systems, motor and high-density electric drive systems supporting the Navy's nuclear and conventional surface ship combatant and submarine fleets, as well as electric drives for transformation programs, such as the DD(X), CVN(X) and other platforms. Power Systems also includes permanent magnet motors, integrated gas and steam turbine engines, high-performance pumps, fuel cells and industrial equipment.

        Our Electronic Systems Group's products and services, their applications, platforms and end-users are summarized in the table below:

Product	Description	Platforms/Customers
Naval Electronics and Intelligence
Tactical/Sensor Combat Display Systems	AN/UYQ-70 Advanced Display Systems family of products comprised of Commercial Off-the-Shelf-based systems integrating the latest information processing and display technology for combat, command and control, and mission-essential applications. DRS, teamed with Lockheed Martin, has provided these systems since 1994 as the sole source team provider under an indefinite delivery, indefinite quantity contract.	• U.S. Navy Aegis cruisers/destroyers
•  U.S. Navy aircraft carriers
•  U.S. Navy NSSN New Attack Submarines, Trident and other attack submarines
•  U.S. Navy E-2C Hawkeye surveillance aircraft
•  U.S. Navy LHA amphibious assault ships
• U.S. Navy/Marine Corps Cooperative Engagement Capability platforms
Secure Voice System (SVS)	Incorporated in the AN/UYQ-70 consoles for secure transmission of internal voice communications. Designed to become the backbone of a completely integrated voice and data transfer system to support a full range of internal ship communication requirements.	• DDG-51 Combat System • U.S. Navy aircraft carriers
Engineering Services	Hardware, middleware and software engineering development services for defense computing environments, network-centric computing infrastructures for next-generation platforms, multi-modal display workstations, thin client computers.	• Aegis Tactical Display Upgrade program for Lockheed Martin/U.S. Navy
AN/SPS-67(V)3 Radar System	Naval surveillance radar system forming an integral part of the command and control combat system. Provides automatic target detection, digital moving target indications, track-while-scan capability for surface and low flying object detection.	• U.S. Navy Aegis cruisers/destroyers • Spanish Navy F-100 ships • Other international surface ships
Antennas, Radar Pedestals and Positioning Systems	Antennas, radar pedestals and antenna positioning products for shipboard and land-based radar and communications systems.	• International military FPS-117 air defense radar • International military Cobra Radar System • U.S. Navy EHF satellite program
AN/SQR-17A Sonar Signal Processing System	State-of-the-art string array (acoustic) sonar sensors and multi-sensor processing systems for harbor and coastal surveillance. Used for shore and near-shore warfare, amphibious operations and harbor defense.	• U.S. Navy MIUW shore surveillance vans

Product	Description	Platforms/Customers
Data Recorders	Data recorders for telecommunications signals, classical variable rate instrumentation applications, and general data and in-flight recording applications. Enables users to record, analyze, store and forward signals at significantly enhanced speeds.	• Government intelligence agencies
Digital Signal Processing (DSP) Systems and Equipment	High-speed processing equipment used to collect and process data and information in intelligence applications. More than 30 DSP routing, digital switching, data reformatting, data processing and recording systems for SIGINT, telecommunications, radar electronic intelligence and satellite ground station applications.	• Government intelligence agencies • U.S. Air Force RC-135V/W Rivet Joint aircraft
Opus II Sonar Display Consoles	High-quality, modular, multi-function sonar display consoles developed for use on the Sonar 2193 Project and other programs of the United Kingdom's Royal Navy. Product details include conformance to defense ergonomic standards, versatility, ease of technology insertion and simple customization.	• U.K. Royal Navy Sonar 2193 Mid-Life Update project
•  NAUTIS 3 Command and Control System Upgrade
•  Hunt Class Mine Countermeasures Vehicles
•  Sonar 2087 for Type 23 Duke Class frigates
• Sonar 2093 for European Minesweepers
Technical Support Services	Naval support, including engineering, integrated logistics support, technical manuals, depot-level system repair and installation, training, maintenance planning, configuration management, on-line and phone support, R&D.	• U.S. and international naval bases • Worldwide field support
Electronic Manufacturing, Integration and Testing Services	Value-added electronic manufacturing services with advanced ISO 9000, ISO 9001 and AS-9000 Quality System Standards certified manufacturing, testing and system integration facilities. Manufactures computer workstations, rugged computers, cable and wire harness assemblies for tanks and aircraft, printed circuit cards, and provides system integration and test services for military and commercial customers.	• Rugged computer systems for General Dynamics/U.S. Army
•  M2A3 Bradley Fighting Vehicles for United Defense/U.S. Army
•  AN/UYQ-70 Display Systems for Lockheed Martin/U.S. Navy
• E-8C Joint STARS aircraft for Northrop Grumman/U.S. Air Force

Product	Description	Platforms/Customers
Tactical Systems
Battlefield Digitization Systems	Commercial off-the-shelf-based computer systems, communications interfaces, servers and other peripheral equipment in battlefield-ready hardware that meets reliability and durability standards of harsh environments. Products include hand-held devices, laptops and vehicle-mounted systems. Digitized battlefield communication systems link front-line ground forces through battle command stations to the tactical operation center for situation awareness and command and control functions. Supports the U.S. Army's Common Hardware/Software 2 (CH/S-2) program, British Armed Forces BOWMAN program and the U.S Army's Force XXI Battle Command, Brigade & Below (FBCB2) Appliqué program.	• U.S. Army soldier systems
•  U.S. Army M1A1 Abrams Tank
•  M2A3 Bradley Fighting Vehicles
•  HMMWV wheeled vehicles
•  U.K. Ministry of Defence/British Army/General Dynamics U.K.
•  International military ground mobile, airborne, surface, subsurface platforms
• Government intelligence agencies
Movement Tracking System (MTS)	Satellite-based mobile rugged computer system for logistics support vehicles, including messaging and tracking systems. Identifies position, tracks progress and communicates with the use of a global positioning system (GPS).	• Various U.S. Army support vehicle platforms
Altitude Hold and Hover Stabilization (AHHS) System	Avionics equipment used to reduce pilot workload and increase safety during low altitude and low speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Combines our C4I experience with communications equipment integration in airborne tactical receivers.	• U.S. Air Force H-60/H-53 helicopters • Israeli Air Force H-53 helicopters
Avionics Products	Products and subsystems for U.S. and international helicopter and airlift aircraft modernization programs, including night vision-compatible control panels, beacon rings, control modules, transformers, landing lights, mission command LCD monitors and displays, aircraft videocassette recorders, and software development.	• U.S. Air Force H-60 aircraft • Special Operations helicopters • MH-53J and MH-53M helicopters
Enhanced Diagnostic Aid (EDNA)	Flight-line diagnostic systems and interfaces.	• U.S. Air Force F-16, F-117, B-2 aircraft

Product	Description	Platforms/Customers
Power Systems
Integrated Fight Through Power	First large-scale power conversion and electric propulsion research and development program using COTS+4 technology to enable integrated powering of all propulsion, combat systems and ship services.	• U.S. Navy's next-generation combatant ships, including the DD(X) destroyer • U.S. Navy's CVN-21 preliminary design
Advanced Modular Power (AMP)	Nuclear power conversion equipment.	• U.S. Navy Aegis cruisers/destroyers • U.S. Navy NSSN, Seawolf, Los Angeles, Nimitz, Ohio and other classes of attack submarines • Bechtel plant machinery
DD(X) Electric Drive Engineering Development Models	Newly designed lower-weight, compact and high-density electric drive motors.	• DD(X) EDMs of electric drive for Northrop Grumman/U.S. Navy
Large Scale Vehicle 2 (LSV-2)	Electric drive scale model of the Virginia-class submarine developed by the Navy to conduct hydro-acoustic modeling studies.	• Virginia-class submarine, U.S. Navy
Secondary Propulsion Unit Drive (SPUD)	Second-generation power conversion product with soft switch topology to satisfy high power density, fidelity and thermal efficiency requirements.	• SSGN retrofits, U.S. Navy
Millennium Motor Controls	Microprocessor and Local Area Network (LAN)-based motor control products that provide accurate measurement and control functions of load current for superior motor protection.	• U.S. Navy's LPD-17 • Virginia-class submarine • CVN-76 aircraft carriers • Arleigh Burke-class guided missile destroyers • U.S. Navy's Landing Helicopter Deck (LHD-8) amphibious assault ships
Nuclear Control Panels	Nuclear control panels that act as central control stations for nuclear propulsion plants.	• U.S. Navy surface and submarine combatants
Monitoring Integrated Control and Automation Systems (MICA)	Major shipboard control system utilizing COTS+4 technology. Serves main engine control throttle of CVN-77 and is planned for backfit on the CVN-69.	• U.S. Navy's CVN-77, CVN-69 aircraft carriers • Nimitz-class ships
Aircraft Carrier and Ship Local Area Networks	Aircraft carrier LAN system utilizing COTS+4 technology. Connects numerous pieces of equipment with the propulsion plant and facilitates data storage and common processing. Converts a ruggedized personal computer to a shipboard server network or LAN.	• U.S. Navy aircraft carriers and surface ships

Product	Description	Platforms/Customers
High-Performance Electric Drives	Provides extensive power range, multiple communication networks and several packaging styles for pumps, fans, compressors, winches, conveyers, and power generation and distribution.	• Wide range of applications in military and industrial markets
Pod Propulsion Motors	Compact, permanent magnet motors delivering high torque at slow speed, eliminating the need for reduction gears in podded marine propulsion systems.	• Defense Advanced Research Projects Agency
Integral Motor Pumps	Integrates a brushless permanent magnet motor into the impeller of a centrifugal pump, forming a single, compact motor/pump unit with only one moving part.	• Office of Naval Research • Knolls Atomic Power Laboratory • General Dynamics Electric Boat • Boeing/SAIC • Other military and industrial customers
Oil & Gas Drilling Products	Oil and gas drilling equipment powered by durable motors and drives, providing continuous high torque in a compact, light weight package.	• Various commercials applications throughout North America and Europe
Steam & Gas Turbines	Design, development, manufacturing and life-cycle support for a variety of large and small high-performance, complex power systems and rotating machinery.	• U.S. Navy • Pratt & Whitney • General Electric Company • Rolls Royce
Traction Motors and Electric Generators	Design and production of transit system motors and electric bus generators.	• Bombardier monorail system • NEOPLAN, Metropolitan Boston Transportation

        Electro-Optical Systems Group.    Our Electro-Optical Systems Group (EOSG) is a leader in second-generation electro-optical infrared sighting, surveillance, targeting and weapons guidance systems, assemblies and components used in the aerospace and defense industry and is one of only two key suppliers to the U.S. government for advanced focal plane array sensor technology. As a leader in infrared sighting and targeting systems for vehicle, surface ship, airborne, weapon, space-based and soldier system platforms, EOSG supports the modernization and transformational initiatives of the U.S. Armed forces, as they strive to meet the strategic responsiveness and dominance goals of the military's Joint Vision 2020 doctrine. EOSG is playing a key role in developing and producing the "eyes" of the Objective Force, supporting the Counter-Attack Corps, Brigade Combat Team, Future Combat System and Objective Force Warrior, and participates on emerging, leading edge government technology research and development programs in support of space-based and airborne threat warning and countermeasures associated with future national strategic defense needs. EOSG's products also have homeland defense and force protection applications.

        EOSG product designs are based on infrared cooled and uncooled sensor system technologies. EOSG designs, manufactures and markets these systems to allow operators to detect, identify and track targets based on their infrared signatures regardless of the ambient light level. Our cooled systems, which utilize advanced detectors and cryogenic cooler assemblies, are used on critical front-line ground vehicle, surface ship and weapons system platforms of the U.S. Army, Navy and Marine Corps, including the M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior Helicopters, AH-64 Apache helicopters, DDG Aegis class destroyers and cruisers, Javelin

Missile Systems and the HMMWV Scout vehicles. EOSG's uncooled sighting systems are lighter weight, less expensive thermal imaging systems used for man-portable weapons, transportable gimbals, head-gear, hand-held devices and vehicle-mounted sights for enhancement of driver vision. These products are used in various soldier systems enabling day/night vision supporting military reconnaissance, surveillance and target acquisition, regardless of battlefield smoke, fog and other elements that can obscure vision. EOSG also produces Forward Looking Infrared (FLIR) cameras and thermal sensor modules that can be used in unmanned ground vehicles (UGVs), unmanned aerial vehicles (UAVs), missile guidance, sensor fusion and automotive collision avoidance applications. EOSG also produces medium-range UAVs and seeks to incorporate DRS's core technologies, such as computer display systems, electro-optical and infrared sensors and targeting systems, high-speed digital cameras, data recording, communications and other intelligence gathering equipment, onto these platforms to support special military operations, surveillance and targeting missions, payload drops and civil applications.

        EOSG leverages its technology base and advanced electro-optical manufacturing facilities by pursuing commercial opportunities, and produces electro-optical modules used in corrective laser eye surgery equipment and retinal scanning devices.

        Our Electro-Optical Systems Group's products and services, their applications, platforms and end-users are summarized in the table below:

Product	Description	Platforms/Customers
Horizontal Technology Integration Second Generation FLIR Thermal Imaging Systems	Second Generation Forward Looking Infrared (FLIR) thermal imaging and sighting systems providing common thermal imaging technology across ground vehicles using Standard Advanced Dewar Assemblies (SADA) II, which extends targeting ranges beyond enemy weapon limits.	• U.S. Army M1A2 Abrams Battle Tanks • U.S. Army M2A3 Bradley Fighting Vehicles • U.S. Army M1025 and M1114 Long Range Scouts
Improved Bradley Acquisition System (IBAS)	Second Generation targeting system with FLIR, laser range finder and tracker. Integrates a complete fire control system for the Bradley Fighting Vehicle, including HTI technology.	• U.S. Army Bradley M2A3 TOW vehicles
Long Range Advanced Scout Surveillance System (LRAS3)	Long-range, multi-sensor surveillance system for the U.S. Army's Scout vehicles, providing real-time detection, recognition, identification and pinpointing of distant target locations. Bridges the gap between currently fielded systems and the Future Scout and Cavalry System.	• U.S. Army Brigade Combat Team HMMWV Scouts
Cost Effective Targeting System (CETS)	Targeting system to support a fully integrated sensor suite automated for application on the Demo III Unmanned Ground Vehicle (UGV), as part of the Objective Force Science and Technology Objective for the Future Combat System.	• U.S. Army's Future Combat System

Product	Description	Platforms/Customers
Firepower Enhancement Program (FEP)	Second generation forward looking infrared thermal imaging system for the gunner's sighting system, increasing imaging resolution, targeting range, detection capability and reliability. Also provides Far Target Locator capability.	• U.S. Army M1A1 Abrams Main Battle Tank
Standard Advanced Dewar Assembly I (SADA I)	Detector and cooler assembly for U.S. Army's thermal imaging equipment.	• U.S. Army AH-64 Apache, Apache Longbow and RAH-66 Comanche helicopters
Standard Advanced Dewar Assembly II (SADA II)	Detector Dewar cooler assembly for U.S. Army's HTI program, used in Second Generation thermal imaging equipment upgrades.	• U.S. Army HTI program for ground combat vehicles, including M1A2 tanks and M2A3 Bradley combat vehicles
Thermal Weapon Sights	Lightweight sighting systems for portable soldier weapons systems.	• Thermal Weapon Sight (TWS) II • XM-29 Integrated Air Burst Weapon
Javelin Anti-Tank Weapon System	Premier man-portable, fire-and-forget, medium-range, anti-tank weapon system including Second Generation forward looking infrared detectors, Dewar assemblies and coolers.	• U.S. Army • U.S. Marine Corps
AN/SAY-1 Thermal Imaging Sensor System (TISS)	Second generation forward looking infrared, multi-sensor surveillance and targeting system for detecting threats, including floating mines, swimmers, speedboats and low flying aircraft. Includes advanced stabilization technology and GPS satellite-linking capability.	• U.S. Navy frigates and other surface combatants • U.S. Special Operations Command and non-U.S. navies, special operations and patrol boats

Product	Description	Platforms/Customers
Mast-Mounted Sight (MMS)	First generation surveillance and targeting system for detecting, identifying and destroying enemy targets during reconnaissance missions. Sighting system includes high-resolution television camera, thermal imaging sensor, laser range finder/designator and boresight assembly.	• U.S. Army's OH-58D Kiowa Warrior helicopters
NightHawk	Second generation forward looking infrared surveillance and targeting system for detecting, identifying and destroying enemy targets during armed helicopter reconnaissance missions.	• Korean Light Helicopter • Mast-Mounted Sight Upgrade for replacement of MMS on Kiowa Warrior helicopter
Virtual Imaging System for Approach and Landing (VISUAL)	Aircraft carrier surveillance and tracking system for air traffic control of aircraft takeoffs and landings. Reduces landing risks on board carriers by providing precise infrared imagery to help guide and align aircraft for safer landings.	• U.S. Navy aircraft carriers and amphibious operation ships
Focal Plane Arrays (FPAs)	Infrared sensor components for sighting, targeting and weapons systems. Process incoming infrared energy; support surveillance, early warning, tracking and identification applications.	• Thermal imaging systems • Heat seeking missile guidance systems and missile warning systems • Military and non-military space applications
Uncooled Focal Plane Arrays	Less expensive infrared sensors for commercial and military applications involving the detection of heat, temperature maintenance and short-range surveillance.	• FLIR cameras
•  Bradley Head Tracked Sensor Suite (HTSS)
•  Thermal sensor modules for unmanned ground vehicles (UGVs) and unmanned aerial vehicles (UAVs)
•  Driver Vision Enhancement (DVE) II
•  Small Arms Fire Control System (SAFCS)
•  Low Power Uncooled Infrared (LPUIR)
• Various other customers, including research organizations, fire departments, short-range military surveillance and targeting missions
Vertical Integrated Sensor Arrays (VISA)	State-of-the-art active and passive infrared sensing systems with parallel signal processors implementing DRS's proprietary High-Density Vertically Integrated Photodiode (HDVIP®) infrared detector technology.	• U.S. Navy • Defense Advanced Research Projects Agency (DARPA)

Product	Description	Platforms/Customers
Staring Mid-Wave FLIRs	Major subsystem for surveillance and targeting systems supporting military airborne and surface ship applications.	• U.S. Navy's Aegis DDG class destroyers providing surveillance for MK-46 weapon system
Space-Based Sensors	Focal plane arrays for strategic space applications.	• NASA platforms, such as the Hubble Space Telescope, weather satellites and surveillance satellites for remote sensing missions
Nightstar® Day/Night Vision Binoculars	Binoculars that incorporate an image intensifier tube, laser range finder and digital compass.	• U.S. Army ground troops and special operations units • Border patrol forces • International military forces
Sentry® and Sentry® HP Unmanned Aerial Vehicles	Support military special operations missions with close-range, low-weight, low-noise, medium-duration UAVs. Sentry® applications include tactical, short-range optical/electronic surveillance and radio relay (with long duration, full configuration). Next generation Sentry® HP models provide additional payload capacity and enhanced performance characteristics.	• Special operations • Various civil applications
Neptune™ Maritime Unmanned Aerial Vehicles	Support military special operations missions with close-range, low-weight, low-noise, medium-duration UAVs. Optimized for at-sea launch and recovery, ease of deployment and recovery on land or in water for day and night special operations, especially where developed runways are unavailable. Simple assembly and disassembly.	• U.S. Navy • Various civil applications
LADARVision® Manufacturing	Exclusive manufacturer of electro-optical modules for the LADARVision® System used in laser vision corrective surgery.	• Alcon Laboratories, a unit of Nestlè
Panoramic200™ Non-Mydriatic Scanning Laser Ophthalmoscope Manufacturing	North American manufacturer of FDA-approved high-resolution, ultra-wide field, retinal digital imaging scanner, providing a revolutionary approach to early retinal disease detection. Includes complex electro-optical laser technology.	• The New England Eye Center • Other commercial biomedical customers

        Flight Safety and Communications Group.    Our Flight Safety and Communications Group (FSCG) is a leader in deployable flight incident recorders and emergency locator beacon systems used on military and commercial search and rescue platforms to locate downed aircraft. Because FSCG's deployable recorders are mounted on the outside of an aircraft, they eject automatically prior to impact, float indefinitely in water and transmit a locator signal, making them easily recoverable by search and rescue teams. These complete emergency avionics systems combine the functionality of a crash locator beacon with a flight data recorder for crash analysis, training and new airframe design improvements.

        FSCG also is a leader in the supply of Link 11 data transmission products supporting coordinated theater warfare and enhanced tactical command and control operations. We provide tactical data link communication products, secure modems, telephonic products and next-generation secure voice and data communications systems for advanced digital communications networks. These technologies support the crucial exchange of tactical command and control data with ship, shore and air platforms and have applicability to a Joint Fires Network to support a network-centric warfare system for real-time intelligence correlation, sensor control, target generation, mission planning and battle damage assessment. Our integrated shipboard communications systems are becoming the backbone of a fully integrated voice and data transfer system to support a range of internal ship communication military transformational requirements. In addition, we design and produce fully integrated non-secure Naval ship communication systems, ground radar surveillance systems, infrared search and track systems, aircraft mission recording systems, aircraft weapons calibration systems and high-speed digital imaging systems for U.S. and international defense, aerospace and commercial customers. FSCG incorporates advanced commercial technology in the design and manufacture of multi-sensor digital, analog and video data capture and recording products, as well as high-capacity data storage devices for harsh aerospace and defense environments. FSCG's equipment operates on board a wide range of U.S., Canadian and other international surface ships, carriers, fixed-wing aircraft, helicopters, ground vehicles, soldier systems and commercial space-based platforms. In addition, we provide electronic manufacturing services to the defense, aerospace, commercial and space industries.

        FSCG's business is concentrated in Communications and Surveillance Systems, Data and Imaging Systems and Advanced Electronic Manufacturing. The Communication and Surveillance Systems area includes such products as tactical data links, shipboard communication systems, modems, telephonic products, coastal border surveillance systems, ship infrared search and track systems, and ground radar systems. The Data and Imaging Systems area includes such products as airborne mission recorders, deployable flight recorders, airborne analysis equipment, aircraft weapons calibration equipment, and high-speed and ultra high-speed digital cameras supporting military in-flight capture of weapons release tests, ballistic range tests, industrial and university research, combustion and high-speed manufacturing processes. FSCG also provides electronic manufacturing services, often with value-added engineering content, to the defense and space industries.

        Our Flight Safety and Communications Group's products and services, their applications, platforms and end-users are summarized in the table below:

Product	Description	Platforms/Customers
Communications and Surveillance Systems
Integrated Shipboard Communications Systems	Tactical, secure and non-secure interior ship communication systems providing voice transmission; including modems, terminals and digital telephones.	• USS George Washington aircraft carrier • Canadian patrol frigates, Trump destroyers and AOR supply ships • Venezuelan Mariscal Sucre class ships • U.S. Navy Aegis class ships

Secure Voice System (SVS)
	Incorporated in the AN/UYQ-70 display system and designed to become the backbone of a completely integrated voice and data transfer system to support a full range of internal Naval ship communication requirements.	• U.S. Navy aircraft carriers • Aegis DDG class destroyer combat system baseline

Product	Description	Platforms/Customers
Data Link Products	Provide data link solutions for data transmission and exchange between ship, air and shore platforms to support national security interests and increased battle group interoperability. Includes modems and cryptographic devices for tactical and secure communications.	• U.S. and international aircraft, ship and shore platforms • Royal Australian Air Force's Wedgetail aircraft
Tactical Dissemination Modules (TDM)	Installed on both surface ships and mobile ground platforms to serve as tactical communication links between ships, fighter aircraft and Scout vehicles.	• U.S. Navy ships • Scout vehicles • NATO and other allied military ships, aircraft and land-based sites
Secure Terminal Equipment (STE)	Next-generation secure voice and data communications subsystems for communication over public service telephone and military tactical networks.	• U.S. government information security (INFOSEC) program • U.S. Navy's AN/UYQ-70 Common Data Link Management System
Infrared Search and Track (IRST) System	Sophisticated sensor signal processing subsystems for international naval surface ship self defense against anti-ship missiles and aircraft.	• Joint Dutch/Canadian SIRIUS program • Canadian Department of National Defense • Republic of Korea
Mobile Ground Surveillance Radar Systems	Radar surveillance systems for light mobile vehicle/Scout platforms comprised of Squire™ radar, thermal imaging and other Multi sensor equipment. Developed by Thales, built by DRS.	• U.S. and international High-Mobility purpose Wheeled Vehicles associated with military FMS programs for the Republic of China, Greece, Egypt, Israel
•  Homeland defense, border patrol
• High-value asset protection
AN/TAS-502 Night Observation Device, Long Range (NODLR)	Supporting the NODLR Mid-Life Improvement program, these man-portable or vehicle-mounted systems are comprised of Third Generation Focal Plane Arrays (FPAs) and associated electronic components for day/night ground surveillance. Doubles the range of current systems improving their operation with increased reliability and noise reduction. Utilizes DRS-produced AN/UAR-501 Thermal Observation Device.	• Canadian Department of National Defence; Canadian Army

Product	Description	Platforms/Customers
Data and Imaging Systems
EAS 3000 Emergency Avionics Systems	Deployable, crash-survivable systems for helicopters incorporating flight data recorder, cockpit voice recorder and emergency locator beacon.	• U.K. Royal Air Force & U.K. Royal Navy EH-101 Merlin and variants • Canadian Cormorant search and rescue helicopters • Italian MMI helicopter • Tokyo metropolitan police helicopters
ELB 3000 Emergency Locator Beacon	Variant of the EAS 3000 enabling rapid location of downed aircraft and timely search for survivors.	• U.S. Army/Sikorsky S-92 helicopters • Various helicopters flown by commercial North Sea Heavy Lift operators
Deployable Flight Incident Recorders Systems	Deployable systems for fixed-wing aircraft incorporating flight data recorder, cockpit voice recorder and emergency locator beacon; variant used for cockpit voice recording.	• U.S. Navy and international F/A-18 Hornet strike aircraft • German Air Force/Navy Tornado • U.S. Air Force RC-135 surveillance aircraft • Canadian CP-140 Aurora patrol aircraft
Aircraft Crash Locator Beacons	Deployable systems for fixed-wing aircraft incorporating radio transmitter and power source to alert search and rescue operators.	• Wide variety of military aircraft, including P-3, EA-3, AWACS, C-130 and others
Video Recording Systems	Cockpit recording systems that capture various sensor and video data to provide airborne and ground imagery.	• U.S. Air Force A-10 Thunderbolt aircraft • U.S. Navy F/A-18C/D/E/F Hornet aircraft • U.S. Army OH-58D Kiowa Warrior helicopter • Canada's Light Armored Reconnaissance Vehicle
Airborne Mission Recorders	Digital recorders with ground-based relay stations that capture and record mission sensor data, including sonar and acoustic sonobuoy data.	• U.S. Navy's and international navies' P-3C Orion and S-3 Viking patrol aircraft • Japanese Navy SH-60F Inner Zone helicopters
Multiplexed Airborne Video Analysis System	Analysis system used for replay and reconstruction of mission data.	• U.K. Ministry of Defence for the Tornado aircraft
Airborne Separation Video System (ASVS)	High-speed digital camera system specifically designed and qualified to replace high-speed film cameras to capture airborne weapons separation events.	• U.S. Navy F/A-18 Hornet aircraft • U.S. Air Force F-16 Fighting Falcon • Republic of Korea Air Force
Framing and Ballistic Range Cameras	Ultra high-speed cameras used primarily for capturing images relating to ballistics range tests, electrical discharge, detonics and combustion processes.	• Wide variety of military, industrial and university research laboratory applications.

Product	Description	Platforms/Customers
Common Multi- Platform Boresight System (CMBS)	DRS proprietary infrared laser Triaxial Measurement System (TMS) with aircraft-specific adapters. System provides portable, cost-effective, time saving boresighting capability and is considered essential ground support equipment. Aligns aircraft sighting, weapons and navigation systems to ensure target accuracy. Multiple Platform Boresighting Equipment (MPBE) expands application to multiple air platforms.	• U.S. Army AH-64 Apache and Apache Longbow helicopters • U.S. Air Force AC-130U Spectre gunship, F-16 Fighting Falcon and F-15 Eagle • U.S. Marine Corps Cobra helicopters • NATO aircraft
Advanced Electronic Manufacturing
Electronic Manufacturing and Integration Services	Electronic manufacture of DRS products and turn-key manufacturing services for other manufacturers in the aerospace, defense and space industries.	• Boeing spacecraft
•  Smiths Industries for F/A-18 and AV-8B aircraft
•  Eastman Kodak spacecraft
•  General Motors Defense Light Armored Vehicle
•  Northrop Grumman
•  Lockheed Martin
•  Honeywell
• L-3 Communications

        Other.    "Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period we owned it) and certain of our non-operating subsidiaries. DRS Ahead produced magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead also serviced and manufactured video heads used in broadcast television equipment. DRS Ahead Technology was sold on May 27, 2002 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Divestitures).

Industry Background

        The U.S. military has worked to meet the changing threats that have evolved since the mid-1980s with a focus on lighter, faster and more intelligent weapons and an emphasis on intelligence, surveillance and reconnaissance. This change in focus, the end of the Cold War, and the subsequent reduction in defense spending, led to consolidation in the defense industry. Today, the industry is dominated by a small number of large domestic prime contractors and a few large European defense companies with an increasing presence in the U.S. markets. These large prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently subcontract the development of many systems and subsystems.

        In 2001, the defense procurement budget increased for the first time in almost a decade. Due to the historical lack of procurement spending, increased funding by the U.S. government is now necessary to develop new combat systems and upgrade existing platforms with new technology. We believe that the current business, political and global environments will create new opportunities for mid-tier defense companies to develop strategic relationships with prime contractors. Through these relationships, we believe we can provide new systems and subsystems, which are capable of meeting the military's evolving requirements.

Business Strategy

        Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

  •
  Leverage Incumbent Relationships.  We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts.

  •
  Develop and Expand Existing Technologies.  Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on the development and commercialization of our technology.

  •
  Pursue Strategic Acquisitions.  We plan to continue our active participation in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base and enhance our ability to enter new markets.

  •
  Continue to React Quickly to the Changing Defense Environment.  In addition to being well positioned for conventional warfare roles, we intend to continue to adapt our products, such as thermal imaging, ruggedization and communication products, to address evolving military requirements such as rapid deployment and containment of non-conventional threats such as terrorism.

  •
  Pursue Selective Commercial Opportunities.  We seek to identify and pursue commercial applications for selected products and technologies where we can add value based on our related technological and manufacturing expertise.

Fiscal 2003 Acquisitions

        On February 14, 2003, we acquired all of the outstanding stock of Power Technology Incorporated, a privately held company principally located in Fitchburg, Massachusetts, for $35 million in cash, subject to adjustment, plus $14.0 million of contingent consideration and $1.5 million of acquisition-related costs. Renamed DRS Power Technology, Inc. (PTI), the company operates as part of our ESG operating segment. PTI designs, develops, manufactures and provides life-cycle support of a wide variety of high-performance, complex power systems and rotating machinery and is concentrated in four major areas: Navy Electric Drive Equipment, Navy Main Propulsion Turbines, High-Performance Navy Pumps, and Fuel Cells and Industrial Equipment. The addition of PTI to DRS's existing power systems line of business is a significant part of our strategy of providing Naval vessels with a totally integrated gas turbine or steam turbine propulsion plant, either electrical or mechanical drive, and is expected to enhance our ability to expand our involvement in other electric drive platforms supporting Navy growth initiatives.

        On January 15, 2003, we acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration and $1.2 million of acquisition-related costs. Kaman's Electromagnetics Development Center develops high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, Inc. (EPT), the company operates as part of our ESG operating segment. The addition of EPT is complementary to our existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, a wholly-owned subsidiary of DRS merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $5.0 million. Paravant, which consists of five operating units, is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence and Surveillance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the Company's goals of expanding its core tactical systems business base and increasing its presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of our ESG operating segment.

        On October 15, 2002, we acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%, with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.5 million. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances our position as a supplier of lightweight thermal imaging systems and supports our objectives to further expand its position in the uncooled infrared technology market.

        Pursuant to a purchase agreement effective July 1, 2002, we acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.5 million. Renamed DRS Power & Control Technologies, Inc. (PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements our presence in naval advanced command and control computer display and other ship systems. PCT is being managed as a part of our ESG operating segment.

        On April 11, 2002, we acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay, and command, control, communications, computers, intelligence, surveillance and reconnaissance. DRS Unmanned Technologies, Inc. is being managed as a part of our EOSG operating segment.

Customers

        We sell a significant portion of our products to agencies of the U.S. government, primarily the Department of Defense, to foreign government agencies or to prime contractors or their subcontractors. Approximately 81%, 78% and 78% of total consolidated revenues for fiscal 2003, 2002 and 2001, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies (see Contracts and International Operations and Export Sales below).

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

	March 31,
	2003	2002	2001
	(in thousands)
U.S. Governement	$595,562	$468,931	$363,777
Foreign Government	199,683	93,557	55,388

	795,245	562,488	419,165
Commercial Products	71,809	32,780	37,339

	$867,054	$595,268	$456,504

        We expect to record as revenues approximately 64% of our funded backlog as of March 31, 2003, during fiscal 2004. However, there can be no assurance that our entire funded backlog will become sales in future periods.

Research and Development

        We conduct research and development programs to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and as part of customer-funded development contracts. We recorded revenues for customer-sponsored research and development of approximately $43.8 million, $36.2 million, and $32.9 million for fiscal 2003, 2002 and 2001, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $14.4 million, $9.5 million and $8.0 million for fiscal 2003, 2002 and 2001, respectively.

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

        We have a diverse business mix with limited dependence on any single program. Only one program, the AN/UYQ-70, at approximately 13%, 20% and 22% represented more than 10% of our revenue in the years ended March 31, 2003, 2002 and 2001, respectively. The AN/UYQ-70 program is diversified, with over 50 unique products manufactured under it that are used by a diverse group of ten platforms, or customers, each of which has its own budget and requirements.

        The percentages of revenues during fiscal 2003, 2002 and 2001 attributable to our contracts by contract type were as follows:

	March 31,
	2003	2002	2001
Firm fixed-price	85%	87%	94%
Cost-type	15%	13%	6%

        Our contracts are normally for production, service or development. Production and service contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. The continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. government contract portfolio. Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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

        We negotiate for and generally receive progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts, which we have not billed to customers. These amounts consist of costs and related profits, if any, in excess of progress payments for contracts on which revenues are recognized on a percentage-of-completion basis.

        Under accounting principles generally accepted in the United States, contract costs, including applicable general and administrative expenses on long-term government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations, incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the Federal Acquisition Regulations, are excluded from costs accumulated on U.S. government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs) of $23.2 million and $16.3 million at March 31, 2003 and 2002, respectively.

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

        Upon the termination of a contract with the U.S. government, a defense contractor is entitled to reimbursement for allowable costs and an allowance for the proportionate share of fees or earnings for the work completed if the contract was not terminated due to the contractor's default. International defense contracts generally also contain comparable provisions relating to termination at the convenience of the international government.

Competition

        Our products are sold in markets in which our competitors are substantially larger than we are, devote substantially greater resources to research and development and generally have greater financial resources. Certain competitors are also our customers, partners and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. We believe that we compete on the basis of:

  •
  the performance and flexibility of our products;

  •
  reputation for prompt and responsive contract performance;

  •
  accumulated technical knowledge and expertise; and

  •
  breadth of our product line.

        Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

        In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As the size of the overall defense industry has decreased in recent years, the number of consolidations and mergers of defense suppliers has increased. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

Patents and Licenses

        We have patents on certain of our commercial and data recording products, semi-conductor devices, rugged computer related items, and electro-optical and focal plane array products. We and our subsidiaries have certain registered trademarks, none of which are considered significant to our current operations. We believe our patent position and intellectual property portfolio, in the aggregate, is valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

Manufacturing and Supplies

        Our manufacturing processes for most of our products include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, insulated wire and cables. In addition, many of our products use machine castings and housings, motors and recording and reproducing heads.

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

International Operations and Export Sales

        We currently sell several of our products and services internationally, such as sales to Canada, Israel, the Republic of China, Spain, Australia, and other countries in Europe and Southeast Asia. International sales are subject to export licenses granted on a case-by-case basis by the United States Department of State. Our international contracts generally are payable in United States dollars. Export sales accounted for approximately 13%, 15% and 14% of total revenues in the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

        We operate outside the United States through our Flight Safety and Communications Group in Canada and the United Kingdom and through our Electronic Systems Group primarily in the United Kingdom.

        The addition of international businesses involves additional risks for us, such as exposure to currency fluctuations, future investment obligations and changes in international economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries (see Note 14 of Notes to Consolidated Financial Statements).

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name	Age	Position
Mark S. Newman	53	Chairman of the Board, President and Chief Executive Officer
Paul G. Casner, Jr	65	Executive Vice President, Chief Operating Officer
Nina Laserson Dunn	56	Executive Vice President, General Counsel and Secretary
Robert F. Mehmel	40	Executive Vice President, Business Operations and Strategy
Richard A. Schneider	50	Executive Vice President, Chief Financial Officer

        Mark S. Newman joined us in 1973 and became a director in 1988. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. In May 1994, Mr. Newman became our President and Chief Executive Officer and in August 1995 became Chairman of the Board. Mr. Newman serves as Vice Chairman of the board of directors of the American Electronics Association and is a member of the board of governors of the Aerospace Industries Association. He is a director on the boards of Congoleum Corporation, Opticare Health Systems, Inc. and SSG Precision Optronics, Inc.

        Paul G. Casner, Jr. joined us in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became one of our Vice Presidents and President of the DRS Electronic Systems Group. In 1998, he became Executive Vice President, Operations, and in May 2000, he became our Executive Vice President, Chief Operating Officer. Mr. Casner has more than 30 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management. Mr. Casner is a director of ACE-COMM Corporation and Mikros Systems Corporation.

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

        Richard A. Schneider joined us in 1999 as Executive Vice President and Chief Financial Officer. He also served as our Treasurer until November 20, 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 23 years of experience in corporate financial management, including ten years with NAI.

Employees

        As of March 31, 2003, we had approximately 3,750 employees, approximately 3,340 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 119 of our employees at DRS Power & Control Technologies are represented by a labor union, which formerly had a collective bargaining agreement with Eaton Corporation. Two DRS Power & Control Technologies employees are represented by a separate labor union. We are currently negotiating labor contracts with both unions and we have not experienced any work stoppages, nor do we expect to experience any. We believe that our relations with our employees are generally good.

Item 2.    Properties

        We lease the following properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	Corporate Headquarters	Corporate	30,700	Fiscal 2011
Arlington, Virginia	Administrative	Corporate	4,300	Fiscal 2007
Washington, D.C.	Administrative	Corporate	3,400	Fiscal 2008
Gaithersburg, Maryland	Administrative, Engineering and Manufacturing	ESG	42,500	Fiscal 2006
Gaithersburg, Maryland	Administrative, Engineering and Product Development	ESG	10,700	Fiscal 2008
Chesapeake, Virginia	Field Service and Engineering Support	ESG	22,000	Fiscal 2004
San Diego, California	Engineering Support Services	ESG	7,200	Fiscal 2005
Johnstown, Pennsylvania	Administrative and Manufacturing	ESG	130,000	Fiscal 2011
Farnham, Surrey, United Kingdom	Administrative, Engineering and Manufacturing	ESG/FSCG	28,000	Fiscal 2015
Colorado Springs, Colorado	Administrative, Engineering and Manufacturing	ESG	21,600	Fiscal 2011
Columbia, Maryland	Administrative and Manufacturing	ESG	11,600	Fiscal 2007
Danbury, Connecticut	Administrative, Engineering and Manufacturing	ESG	15,800	Fiscal 2005
Dayton, Ohio	Administrative, Manufacturing and Field Service	ESG	17,100	Fiscal 2005
Dayton, Ohio	Administrative, Manufacturing and Field Service	ESG	13,700	Fiscal 2005
Fitchburg, Massachusetts	Administrative and Engineering	ESG	13,700	Fiscal 2004
	Administrative, Engineering and Manufacturing	ESG	53,400	Fiscal 2004
Palm Bay, Florida	Administrative, Engineering and Manufacturing	ESG	96,900	Fiscal 2011
Melbourne, Florida	Administrative, Engineering and Manufacturing	EOSG	114,600	Fiscal 2011
Torrance, California	Administrative, Engineering and Manufacturing	EOSG	39,400	Fiscal 2009
Anaheim, California	Administrative, Engineering and Manufacturing	EOSG	182,700	Fiscal 2004
Irvine, California	Administrative, Engineering and Manufacturing	EOSG	18,900	Fiscal 2005
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	EOSG	42,000	Fiscal 2008
Dallas, Texas	Administrative, Engineering and Manufacturing	EOSG	124,000	Fiscal 2008
Kanata, Ontario, Canada	Administrative and Engineering	FSCG	63,100	Fiscal 2012
Oakland, New Jersey	Administrative, Engineering and Manufacturing	FSCG	60,000	Fiscal 2008
Wyndmoor, Pennsylvania	Administrative and Manufacturing	FSCG	98,000	Fiscal 2009

        We own the following properties:

Location	Activities	Operating Segment	Approximate Square Footage
Largo, Florida	Administrative and Manufacturing	ESG	120,000
Hudson, Massachusetts	Administrative, Engineering, Product Development and Manufacturing	ESG	52,000
Danbury, Connecticut	Administrative, Engineering and Manufacturing	ESG	72,700
Milwaukee, Wisconsin	Administrative, Engineering, Field Service, Product Development and Manufacturing	ESG	612,500
Palm Bay, Florida	Administrative, Manaufacturing and Engineering	ESG	54,000
Carleton Place, Ontario, Canada	Administrative and Manufacturing	FSCG	140,000
Tring, Hertfordshire, United Kingdom	Administrative, Engineering, Product Development and Manufacturing	FSCG	8,000

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

Environmental Protection

        We believe that our manufacturing operations and properties are, in all material respects, in compliance with existing federal, state, foreign and local laws and regulations enacted or adopted to regulate pollution, the discharge or emission of materials into the environment or otherwise protect the environment. Such compliance has been achieved without material effect on our earnings or competitive position.

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

        During fiscal 2003, we settled a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment provided for in the purchase agreement between us and Spar dated as of September 19, 1997, pursuant to which we acquired, through certain of our subsidiaries, certain assets of Spar. Under the terms of this settlement, we agreed to pay Spar a working capital adjustment of CAN$4,616,000 (or approximately U.S.$3,000,000) and CAN$723,654 (or approximately U.S.$460,000) in interest. During fiscal 2002, we accrued $3.9 million, including interest, associated with the dispute. In connection with this settlement, the parties agreed to release each other from all claims arising out of or relating to the working capital adjustment provision in the purchase agreement and to discontinue all legal actions relating thereto.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs claims against us allege infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is still in discovery, we believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings, financial condition or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        We have not paid any cash dividends since 1976. We intend to retain future earnings for use in our business and do not expect to declare cash dividends on our common stock in the foreseeable future. The Credit Facility restricts our ability to pay dividends or make other distributions on our common stock (see Note 8 of Notes to Consolidated Financial Statements). Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by our Board of Directors.

        On April 30, 2002, our common stock began trading on the New York Stock Exchange (NYSE) under the symbol "DRS." Prior to April 30, 2002, our common stock traded on the American Stock Exchange. The following table shows the high and low sale prices per share of our common stock during fiscal 2003 and 2002 as reported on the NYSE and the American Stock Exchange.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$48.66	$35.20	$23.65	$14.50
Second Quarter	$42.75	$30.58	$40.00	$18.50
Third Quarter	$37.66	$28.20	$46.10	$29.80
Fourth Quarter	$31.90	$21.00	$43.10	$33.20

        The closing sale price of our common stock as reported by the New York Stock Exchange on June 20, 2003 was $28.34 per share. As of that date there were approximately 477 holders of record of the Company's common stock.

        See information with respect to shares of DRS common stock that may be issued under our equity compensation plan as of March 31, 2003 in our Definitive Proxy Statement, dated June 24, 2003, for the 2003 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per-share data and ratios)
Summary of Earnings
Revenues	$675,762	$517,200	$427,606	$391,467	$265,849
Operating income	$67,684	$49,769	$37,531	$26,178	$15,301
Earnings from continuing operations before income taxes and extraordinary item	$55,872	$38,361	$24,954	$12,832	$5,780
Earnings from continuing operations before extraordinary item	$30,171	$20,331	$11,978	$7,661	$3,865
Net earnings	$30,171	$20,331	$11,978	$4,310	$680
Per-Share Data from Continuing Operations (1),(2)
Basic earnings per share	$1.64	$1.52	$1.14	$0.83	$0.58
Diluted earnings per share	$1.58	$1.41	$1.01	$0.76	$0.57
Summary of Financial Position
Working capital	$100,024	$165,237	$43,686	$21,384	$13,491
Net property, plant and equipment	$87,610	$50,481	$37,639	$29,006	$32,124
Total assets	$972,121	$601,091	$334,940	$320,098	$329,639
Long-term debt, excluding current installments	$216,837	$138,060	$75,076	$97,695	$102,091
Total stockholders' equity	$438,180	$257,235	$111,947	$78,184	$73,442
Financial Ratios and Supplemental Information (1)
EBIT (3)	$65,282	$48,171	$36,213	$25,232	$14,787
EBITDA (3)	$81,942	$61,960	$52,338	$42,302	$26,388
Free cash flow (4)	$30,482	$14,266	$18,085	$1,807	$9,004
Cash flows from operating activities of continuing operations	$52,008	$27,849	$34,270	$8,017	$15,558
Capital expenditures	$21,526	$13,583	$16,185	$6,210	$6,554
Depreciation and amortization	$16,660	$13,789	$16,125	$17,070	$11,601
Internal research and development	$14,355	$9,535	$8,027	$9,867	$5,104
Net debt (5)	$129,137	$21,939	$80,800	$117,397	$107,073
Interest and related expenses	$10,589	$10,954	$11,461	$12,600	$9,357
Interest coverage ratio (6)	7.7x	5.7x	4.6x	3.4x	2.8x
Long-term debt to total capitalization	33.9%	35.1%	42.2%	51.9%	56.6%
Long-term debt to EBITDA	2.7x	2.3x	1.6x	2.4x	4.1x
Net debt to EBITDA	1.6x	0.4x	1.5x	2.8x	4.1x

(1)
Per-share data and financial ratios from continuing operations are presented and calculated before extraordinary item recorded in fiscal 1999 in connection with the write-off of deferred financing fees relating to a previous credit facility.

(2)
No cash dividends have been distributed in any of the years presented.

(3)
Earnings from continuing operations before extraordinary item, net interest and related expenses (primarily amortization of debt issuance costs), income taxes (EBIT) and depreciation and amortization (EBITDA). See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(4)
Cash flows from operating activities of continuing operations less capital expenditures. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(5)
Total debt net of cash and cash equivalents. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(6)
Ratio of EBITDA to interest and related expenses (primarily amortization of debt issuance costs).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of March 31, 2003 and 2002, and for each of the fiscal years in the three-year period ended March 31, 2003. This discussion should be read in conjunction with the audited consolidated financial statements and related notes.

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

Overview

        DRS is a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for 34 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet jet fighters and on several other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer, CVN-21 next generation aircraft carrier and Virginia class submarine.

        We have increased our annual revenues and operating income at compounded annual growth rates of 30% and 36%, respectively, over the last five years. In addition, from fiscal 2002 to fiscal 2003, operating income increased approximately 36% and net earnings increased approximately 48%. For the year ended March 31, 2003, we generated revenues of $675.8 million and operating income of $67.7 million.

        Funded backlog increased substantially in fiscal 2003, primarily as a result of our acquisitions. At March 31, 2003, our funded backlog was approximately $867.1 million, an increase of 46% from March 31, 2002. As of March 31, 2003, approximately 36% and 30% of our backlog related to products and services for the U.S. Army and U.S. Navy, respectively, as compared with 53% and 23% at March 31, 2002.

Company Organization and Products

        We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other.

        Our Electronic Systems Group (ESG) is a leader in high-performance combat display systems, digital information processing systems, power generation, conversion, distribution, propulsion and control systems, and battlefield digitization systems for sea, air and land applications supporting military modernization and transformation initiatives. ESG also produces radar surveillance and tracking systems, acoustic signal processing systems, flat panels and other computer peripherals, signal intelligence products, ship networks and middleware to promote interoperability and compatibility with the military's new and existing systems. ESG's products are used on various front-line platforms, such as ships, amphibious operation platforms, surveillance aircraft and submarines and mobile ground platforms, and our power systems are installed on every combatant ship in the U.S. Navy, including destroyers, aircraft carriers and attack submarines. ESG is a leader in battlefield digitization programs for the U.S. Army and the British Army. The Group also provides technical support services, including worldwide field service, depot-level repair, equipment installation and integrated logistics for the Navy's fleet, avionics support for U.S. and international helicopter and airlift aircraft, hardware and software system engineering, and electronic manufacturing, testing and system integration services.

        ESG provided $291.8 million, or 43% of total revenues, for the year ended March 31, 2003.

        Our Electro-Optical Systems Group (EOSG) is a leader in second-generation electro-optical infrared sighting, surveillance, targeting and weapons guidance systems, assemblies and components used in the aerospace and defense industry and is one of only two key suppliers to the U.S. government for advanced focal plane array sensor technology. EOSG product designs are based on infrared cooled and uncooled sensor system technologies. EOSG designs, manufactures and markets these systems to allow operators to detect, identify and track targets based on their infrared signatures regardless of the ambient light level. The Group's cooled systems, which utilize advanced detectors and cryogenic cooler assemblies, are used on the most critical front-line ground vehicle, surface ship and weapons system platforms of the U.S. Army, Navy and Marine Corps, including the M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, DDG Aegis class destroyers and cruisers, Javelin Missile Systems and the HMMWV Scout vehicles. EOSG's uncooled sighting systems are lighter weight, less expensive thermal imaging systems used for man-portable weapons, transportable gimbals, head-gear, hand-held devices and vehicle-mounted sights for enhancement of driver vision. EOSG also produces medium-range Unmanned Aerial Vehicles (UAVs) and seeks to incorporate DRS's core technologies, such as computer display systems, electro-optical and infrared sensors and targeting systems, high-speed digital cameras, data recording, communications and other intelligence gathering equipment, onto these platforms to support special military operations, surveillance and targeting missions, payload drops and civil applications.

        EOSG provided $276.4 million, or 41% of total revenues, for the year ended March 31, 2003.

        Our Flight Safety and Communications Group (FSCG) is a leader in deployable flight incident recorders and emergency locator beacon systems used by military and commercial search and rescue platforms to locate downed aircraft. FSCG also is a leader in the supply of Link 11 data transmission products supporting coordinated theater warfare and enhanced tactical command and control operations. FSCG provides tactical data link communication products, secure modems, telephonic products and next-generation secure voice and data communications systems for advanced digital communications networks. These technologies support the crucial exchange of tactical command and control data with ship, shore and air platforms and have applicability to a Joint Fires Network to support a network-centric warfare system for real-time intelligence correlation, sensor control, target generation, mission planning and battle damage assessment. The Group also designs and produces fully integrated non-secure Naval ship communication systems, ground radar surveillance systems, infrared search and track systems, aircraft mission recording systems, aircraft weapons calibration systems and high-speed digital imaging systems for U.S. and international defense, aerospace and commercial customers. FSCG's equipment operates on board a wide range of U.S., Canadian and other international surface ships, carriers, fixed-wing aircraft, helicopters, ground vehicles, soldier systems and commercial space-based platforms. In addition, FSCG provides electronic manufacturing services to the defense, aerospace, commercial and space industries.

        FSCG provided $106.3 million, or 16% of total revenues, for the year ended March 31, 2003.

        Other includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. DRS Ahead Technology produced magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also serviced and manufactured magnetic video recording heads used in broadcast television equipment. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Acquisitions and Divestitures below).

Acquisitions and Divestitures

        The following summarizes certain acquisitions and divestitures we completed which significantly affect the comparability of the period-to-period results presented in this discussion and analysis. The acquisitions discussed below have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in our reported operating results from their respective effective dates of acquisition. We selectively target acquisition candidates that complement or expand our product lines, services or technical capabilities. We continue to seek acquisition opportunities consistent with our overall business strategy.

        Fiscal 2003 Acquisitions    On February 14, 2003, we acquired all of the outstanding stock of Power Technology Incorporated, a privately held company principally located in Fitchburg, Massachusetts, for $35.0 million in cash, subject to adjustment, plus $14.0 million of contingent consideration and $1.5 million of acquisition-related costs. Renamed DRS Power Technology, Inc. (DRS PTI), the company operates as part of our ESG operating segment. DRS PTI designs, develops, manufactures and provides life-cycle support for a wide variety of high-performance, complex power systems and rotating machinery and is concentrated in four major areas: Navy Electric Drive Equipment, Navy Main Propulsion Turbines, High-Performance Navy Pumps, and Fuel Cells and Industrial Equipment. The addition of DRS PTI to DRS's existing power systems line of business is a significant part of our strategy of providing Naval vessels with a totally integrated gas turbine or steam turbine propulsion plant, either electric or mechanical drive and is expected to enhance our ability to expand our involvement in other electric drive platforms supporting Navy growth initiatives.

        On January 15, 2003, we acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration and $1.2 million of acquisition-related costs. Kaman's Electromagnetics Development Center develops high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, Inc. (DRS EPT), the company operates as part of our ESG operating segment. The addition of DRS EPT is complementary to our existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, a wholly-owned subsidiary of DRS merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $5.0 million. Paravant, which consists of five operating units, is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the Company's goals of expanding its core tactical systems business base and increasing our presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of our ESG operating segment.

        On October 15, 2002, we acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%, with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.5 million. Renamed DRS Nytech Imaging Systems, Inc. and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances our position as a supplier of lightweight thermal imaging systems and supports our objectives to further expand its position in the uncooled infrared technology market. DRS Nytech operates as part of EOSG.

        Pursuant to a purchase agreement effective July 1, 2002, we acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.5 million. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements our presence in Naval advanced command and control, computer display and other ship systems. DRS PCT is being managed as a part of our ESG operating segment.

        On April 11, 2002, we acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay and C4ISR. DRS Unmanned Technologies, Inc. is being managed as a part of our EOSG operating segment.

        Fiscal 2002 Acquisitions    On September 28, 2001, we acquired certain assets and liabilities of the Sensors and Electronic Systems business of The Boeing Company (SES business). We paid approximately $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002 for the acquisition. In addition to the purchase price, the costs related to the acquisition, including professional fees, approximated $4.0 million. SES, located in Anaheim, California, is a leading provider of advanced electro-optical airborne and Naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing EOSG operating units, as well as a new operating unit called DRS Sensors & Targeting Systems, Inc. (DRS STS). DRS STS was created as a result of the SES acquisition, and it is also an operating unit of our EOSG operating segment. This acquisition broadens the product lines and customer base of EOSG, particularly in those areas associated with Naval and air-based applications, and provides a strong complement to our existing products in ground-based forward looking infrared technology.

        On August 22, 2001, we acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for $4.0 million in cash, subject to adjustment, and $0.3 million in acquisition-related costs. Located in Largo, Florida, this company now operates as DRS Surveillance Support Systems, Inc. (DRS SSS), a unit of our ESG operating segment. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems.

        On June 14, 2000, we acquired the assets of General Atronics Corporation for $7.5 million in cash, $4.0 million in common stock, representing 355,359 shares of DRS common stock, and $0.4 million in acquisition-related costs. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. DRS Communications Company is being managed as part of the our FSCG operating segment.

        Fiscal 2003 Divestitures    On November 22, 2002, we sold our DRS Advanced Programs, Inc. operating unit (DRS API) for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, which operated as part of our ESG operating segment, developed, designed, manufactured and marketed custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. The results of operations of DRS API, prior to the sale, are summarized as follows:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Revenues	$8,507	$15,843	$12,784
Operating (loss) income	$(1,067)	$125	$(101)

        On May 27, 2002, we sold the assets of our DRS Ahead Technology operating unit. The operating unit produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. No gain or loss was recorded on the sale. The results of operations of DRS Ahead Technology, prior to the sale, are summarized as follows:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Revenues	$1,349	$9,209	$9,651
Operating (loss) income	$(496)	$(369)	$70

Critical Accounting Policies

        During fiscal 2002, the Securities and Exchange Commission (SEC) issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Other areas require management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

        Revenue Recognition on Contracts and Contract Estimates    Substantially all of our direct and indirect sales to the U.S. government and certain of our sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers) or to provide services related to the performance of such contracts. These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and cost-reimbursable contracts with the U.S. government are also specifically accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, "Government Contracts, Cost-Plus-Fixed Fee Contracts" (ARB 43).

        Revenues and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Revenues and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs at completion of the contract for each contract (the "cost-to-cost method"). Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

        Accounting for the revenues and profits on a fixed-price contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage-of-completion method, revenues on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, revenues on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred to date to total estimated costs at completion multiplied by the contract value, less the cumulative revenues recognized in prior periods. The profit recorded on a contract in any period under both the units-of-delivery method and cost-to-cost method is equal to the current estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the cumulative revenue recorded less the cumulative profit previously recorded. Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These changes are recorded on a cumulative catch-up basis in the period they are determined to be necessary.

        Revenues and profits on a cost-reimbursable contract are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs which are generally fixed or variable based on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts.

        The impact of revisions in profit estimates on both fixed-price and cost-reimbursable contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in revenues only when they can be estimated reliably and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows.

        We record contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed, our estimate to complete and a profit allowance on our completion effort commensurate with the profit margin we earn on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

        We often enter into contracts that provide for significant engineering as well as the production of finished units with the expectation that we will incur substantial up-front costs to engineer the product to meet customer specifications. These arrangements typically provide us the opportunity to be awarded add-on contracts requiring the delivery of additional finished units. Our ability to recover up-front costs and earn a reasonable overall profit margin often is contingent on our ability to recover the up-front costs over multiple deliverable awards. Prior to entering into such arrangements, we estimate the amount of up-front costs to be incurred and evaluate the likelihood of being awarded the add-on contracts. Inaccurate estimates of up-front costs, coupled with the failure to obtain, or delays in obtaining, add-on contracts, could have a material effect on the timing of revenue and/or profit recognition.

        Goodwill and Intangible Assets    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired. SFAS 142 also requires the amortization of identifiable assets with finite useful lives, although the Statement no longer limits the amortization period to forty years. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Long-Lived Assets and Acquired Intangible Assets below). As of March 31, 2003, we had $436.9 million of goodwill and $44.8 million of net acquired identifiable intangible assets subject to amortization and no identifiable intangible assets with indefinite lives. In accordance with SFAS 142, goodwill is to be tested for impairment at a level of reporting referred to as a "reporting unit." We have identified four reporting units for impairment testing purposes.

        The annual impairment test is performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our annual impairment tests with no adjustment to the carrying value of our goodwill, as of March 31, 2003 and 2002. The annual goodwill impairment assessment involves estimating the fair values of four reporting units (three reporting units in fiscal 2002) and comparing such fair values with the reporting unit's respective carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. We estimate the fair value of our reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT), earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating an average of the three extended values. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT and EBITDA, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

        Long-Lived Assets and Acquired Intangible Assets    We assess the recoverability of our long-lived assets and acquired identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

  •
  Significant under-performance relative to expected historical performance or projected future operating results;

  •
  Significant changes in the manner or use of the assets or the strategy of our overall business;

  •
  Significant adverse changes in the business climate in which we operate; and

  •
  Loss of a significant contract.

        If we identify the existence of one or more of the above indicators, we would determine if the asset is impaired by comparing its net undiscounted cash flows to its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset's estimated fair value and its carrying value.

        Valuation of Deferred Tax Assets and Liabilities    At March 31, 2003, we had net deferred tax assets of $3.1 million, including net operating loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2003, we have provided a $7.1 million valuation allowance that is included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our net deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

        Management Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve percentage of completion on long-term contracts, recoverability of long-lived and intangible assets, and the valuation of deferred tax assets and liabilities, as discussed above. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories, and for litigation and contingencies.

        A substantial majority of our revenues and, consequently, our outstanding accounts receivables are directly or indirectly with the United States government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations in the future.

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

  Fiscal Year Ended March 31, 2003, Compared with Fiscal Year Ended March 31, 2002

        Revenues and operating income for the year ended March 31, 2003 were $675.8 million and $67.7 million, respectively, increasing approximately $158.6 million and $17.9 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven primarily by our fiscal 2003 acquisitions, primarily DRS PCT and Paravant, as well as a complete fiscal year of revenues generated by the SES business acquired in fiscal 2002. DRS PCT and Paravant contributed $72.4 million and $23.0 million, respectively, to fiscal 2003 revenues. The SES business contributed an incremental increase (year-over-year increase) of $35.7 million to revenues for the year ended March 31, 2003. In addition, increased shipments of our ground vehicle electro-optical systems, mission data recorders and avionics contributed to the fiscal 2003 increase in revenues. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computers and peripherals programs, and the sale of DRS Ahead Technology and DRS API. DRS Ahead Technology and DRS API combined recorded revenues of $9.9 million during fiscal 2003, as compared with

$25.1 million in fiscal 2002. The growth in operating income was due primarily to the overall increase in revenues and operating margin improvements in our FSCG operating segment. DRS PCT and Paravant contributed $7.8 million and $4.1 million, respectively, to operating income in fiscal 2003, while the SES business contributed an incremental increase of $3.1 million to operating income for the same period. See Operating Segments discussion below for additional information.

        Interest income increased slightly to $1.2 million for the year ended March 31, 2003, as compared with the prior fiscal year. The increase in interest income reflects a higher average cash and cash equivalents balance in fiscal 2003, resulting primarily from our common stock offerings in December 2002 and 2001, partially offset by lower average interest rates.

        Interest and related expenses decreased slightly to $10.6 million for the year ended March 31, 2003, as compared with $11.0 million in the prior fiscal year. Although weighted average borrowings outstanding increased during fiscal 2003 due primarily to the Paravant acquisition, interest expense decreased as a result of an overall decrease in weighted average interest rates during fiscal 2003, as compared with the prior fiscal year. We had no borrowings outstanding under our revolving credit facility as of March 31, 2003 and 2002.

        Other expense of $0.8 million for the year ended March 31, 2003 was primarily driven by foreign currency transaction losses recorded during fiscal 2003.

        Minority interest was approximately $1.6 million for the years ended March 31, 2003 and 2002. Operating income generated by ESG's DRS Laurel Technologies unit, in which we have an 80% interest, decreased slightly year over year.

        The provision for income taxes for the year ended March 31, 2003 reflected an annual estimated effective income tax rate of approximately 46%, as compared with 47% in the prior-year period. There are two primary factors that negatively impact our effective income tax rate: losses in ESG's U.K. operation for which the full tax benefit has not been recognized and the effect of non-deductible expenses. It is anticipated that our effective tax rate will continue to decline moderately in future years, as we continue to grow and our ESG U.K. operation returns to profitability.

        Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2003 was $81.9 million, an increase of approximately 32% over the prior fiscal year. See Use of Non-GAAP Financial Measures below.

  Fiscal Year Ended March 31, 2002, Compared with Fiscal Year Ended March 31, 2001

        Revenues and operating income for the year ended March 31, 2002, were $517.2 million and $49.8 million, respectively, increasing approximately $89.6 million and $12.2 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven by our fiscal 2002 second quarter acquisitions of the SES business and DRS SSS, increased shipments of our second generation infrared sighting and targeting systems, and combat display workstations, as well as a complete fiscal year of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001. The 33% increase in operating income was due primarily to the overall increase in revenues and the impact of our fiscal 2002 adoption of SFAS 141 and 142 (see Notes 1 and 3 of Notes to Consolidated Financial Statements). In accordance with the provisions of SFAS 142, we ceased amortizing goodwill effective April 1, 2001. Operating income for the year ended March 31, 2001, included $5.3 million of goodwill amortization. Partially offsetting the increase in operating income was the impact of certain charges at our operating segments. See Operating Segments discussion below for additional information.

        Interest income increased approximately $942,000 to $1.1 million for the year ended March 31, 2002, as compared with the prior fiscal period. The increase in interest income reflects a higher average cash and cash equivalents balance in fiscal 2002 as a result of our secondary common stock offering in the third quarter of fiscal 2002.

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

        Minority interest was approximately $1.6 million and $1.4 million in fiscal 2002 and 2001, respectively. The increase was due to higher operating income generated by ESG's DRS Laurel Technologies unit.

        The provision for income taxes for the year ended March 31, 2002 reflects an annual estimated effective income tax rate of approximately 47%, as compared with 52% in the prior fiscal year. The decrease in our effective tax rate was primarily due to the cessation of goodwill amortization pursuant to the adoption of SFAS 142. It is anticipated that our effective tax rate will decline moderately in future years as we continue to grow.

        EBITDA for the year ended March 31, 2002 was $62.0 million, an increase of approximately 18% over the prior fiscal year. See Use of Non-GAAP Financial Measures below.

Operating Segments

        The following tables set forth, by operating segment, revenues, operating income, operating margin, depreciation and amortization, and the percentage increase or decrease of those items, as compared with the prior-year period:

	Year Ended March 31,			Percent Changes
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
	(dollars in thousands)
ESG
Revenues*	$291,756	$206,617	$186,474	41.2%	10.8%
Operating income	$18,733	$18,053	$15,336	3.8%	17.7%
Operating margin	6.4%	8.7%	8.2%	(26.5)%	6.2%
Depreciation and amortization	$4,403	$1,914	$3,447	130.0%	(44.5)%
EOSG
Revenues*	$276,363	$208,221	$148,162	32.7%	40.5%
Operating income	$37,168	$27,365	$23,646	35.8%	15.7%
Operating margin	13.4%	13.1%	16.0%	2.3%	(17.7)%
Depreciation and amortization	$8,630	$7,153	$6,972	20.6%	2.6%
FSCG
Revenues*	$106,294	$93,153	$83,319	14.1%	11.8%
Operating income (loss)	$12,605	$5,090	$(747)	147.6%	N/A
Operating margin	11.9%	5.5%	(0.9)%	117.0%	N/A
Depreciation and amortization	$2,300	$2,907	$4,029	(20.9)%	(27.8)%
Other
Revenues*	$1,349	$9,209	$9,651	(85.4)%	(4.6)%
Operating (loss)	$(822)	$(739)	$(704)	(11.2)%	(5.0)%
Operating margin	(60.9)%	(8.0)%	(7.3)%	(659.3)%	(10.0)%
Depreciation and amortization	$1,327	$1,815	$1,797	(26.9)%	1.0%

*
Revenues are net of intersegment eliminations.

  Fiscal Year Ended March 31, 2003, Compared with Fiscal Year Ended March 31, 2002

        Electronic Systems Group    Revenues increased $85.1 million, or 41%, to $291.8 million in fiscal 2003, as compared with the corresponding prior fiscal year. Operating income increased $0.7 million, or 4%, to $18.7 million. The increase in revenues was driven by the DRS PCT and Paravant acquisitions, which contributed revenues of $72.4 million and $23.0 million, respectively, as well as contributions from our fiscal 2003 fourth quarter acquisitions of DRS PTI and DRS EPT. Also favorably impacting revenues were increased sales of rugged computers and multi-function consoles from our U.K. operating unit, as well as shipments of certain surface search radar systems. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations and related engineering volume and certain rugged computers and peripherals under the U.S. Army's Common Hardware/Software (CH/S-2) program. The increase in operating income was driven primarily by the fiscal 2003 acquisitions, offset in part by the unfavorable impact of decreased revenue from certain products, particularly the CH/S-2 related programs that have traditionally earned higher margins. Fiscal 2003 operating income also was unfavorably impacted by charges of $2.2 million and $1.8 million for cost growth on a surface search radar program and for certain charges at the Group's U.K. operating unit, respectively. ESG's U.K. operating unit's charges included $1.5 million for cost growth and inventory write-offs on certain programs, and $0.3 million for reorganization costs. DRS PCT and Paravant contributed $7.8 million and $4.1 million, respectively, to operating income in fiscal 2003.

        Electro-Optical Systems Group    Revenues increased $68.1 million, or 33%, to $276.4 million in fiscal 2003, as compared with the corresponding prior fiscal year. Operating income increased $9.8 million to $37.2 million. The increase in revenues was driven by $35.7 million of incremental revenue growth from programs acquired in connection with our fiscal 2002 second quarter acquisition of the SES business. In addition, our fiscal 2003 acquisitions of DRS Nytech and DRS Unmanned Technologies, Inc., and growth in our second generation infrared targeting and imaging systems programs, particularly the Long Range Advanced Scout Surveillance System (LRAS3) and Improved Bradley Acquisition Subsystem (IBAS) programs, contributed to the overall increase in revenues. Partially offsetting the increase in revenues was a decrease in shipments of Horizontal Technology Integration (HTI) related systems. The increase in fiscal 2003 operating income, as compared with the corresponding prior-year period, was primarily due to the overall increase in revenues, as well as the incremental increase of $3.1 million from the SES programs.

        Flight Safety & Communications Group    Revenues increased $13.1 million, or 14%, to $106.3 million in fiscal 2003, as compared with the corresponding prior fiscal year. Operating income increased $7.5 million, or 148%, to $12.6 million. Increased shipments of mission data recording systems, avionics products and certain communication and surveillance systems were the primary reasons for the increase in revenues. Decreased revenues recognized on advanced manufacturing systems partially offset the overall increase in revenues. The increase in operating income was a result of higher revenues and favorable margins on advance manufacturing services. Operating income for the year ended March 31, 2003 included charges of $2.0 million, $1.1 million and $1.2 million for program reserves on a mission data recorder program, additional costs associated with closing FSCG's Santa Clara, California production and engineering facility, and reorganization charges in the operating group's Canadian and U.K. operating subsidiaries, respectively. Operating income for the year ended March 31, 2002 included charges of $2.5 million, $1.3 million and $1.2 million for the settlement of litigation, cost growth on a mission data recorder program and costs incurred in connection with closing FSCG's Santa Clara, California production and engineering facility, respectively (see FSCG prior-year discussion below).

        Other    Revenues decreased $7.9 million to $1.3 million, and operating losses increased $0.1 million to $0.8 million in fiscal 2003, as compared with the corresponding prior fiscal year. The decrease in revenues was attributable to our sale of substantially all of the assets and liabilities of DRS

Ahead Technology on May 27, 2002 (see Note 2 of Notes to Consolidated Financial Statements). The increase in operating losses was due to DRS Ahead Technology generating a greater loss for the period of time that we owned them in fiscal 2003, as compared with fiscal 2002.

  Fiscal Year Ended March 31, 2002, Compared with Fiscal Year Ended March 31, 2001

        Electronic Systems Group    Revenues increased $20.1 million, or 11%, to $206.6 million in fiscal 2002, as compared with the corresponding prior fiscal year. Operating income increased $2.7 million, or 18%, to $18.1 million. Revenues increased primarily as a result of internal growth from our combat display workstations and components, as well as the inclusion of $8.0 million of revenue contributed by DRS SSS, which we acquired during the second quarter of fiscal 2002. These increases were partially offset by decreases in revenues from certain search and navigation radar systems, and rugged computers and peripherals sold to international militaries. The increase in fiscal 2002 operating income resulted from the net increase in revenues and the favorable impact of the elimination of goodwill amortization, due to the adoption of SFAS 142, partially offset by operating margin decreases on certain search and navigation radar systems. DRS SSS contributed $0.9 million to fiscal 2002 operating income. ESG's fiscal 2001 operating income included $1.9 million of goodwill amortization.

        Electro-Optical Systems Group    Revenues increased $60.1 million, or 41%, to $208.2 million in fiscal 2002, as compared with the corresponding prior fiscal year. Operating income increased $3.7 million to $27.4 million. The increase in revenues was driven by growth in our second generation infrared targeting and imaging systems programs, and $45.1 million in revenues generated by programs acquired with our purchase of the SES business at the end of the second quarter of fiscal 2002. The increase in fiscal 2002 operating income, as compared with the corresponding prior-year period, was due primarily to $4.3 million of operating income contributed by the SES business, as well as the positive impact of the elimination of goodwill amortization. Fiscal 2002 and 2001 operating income reflects $1.7 million and $7.0 million, respectively, of net favorable program adjustments on certain long-term programs. EOSG's fiscal 2001 operating income included $2.1 million of goodwill amortization.

        Flight Safety & Communications Group    Revenues increased $9.8 million, or 12%, to $93.2 million in fiscal 2002, as compared with the corresponding prior fiscal year. Operating income increased $5.8 million to $5.1 million. The revenue increase was driven primarily by the inclusion of a full year of revenues generated by DRS Communications Company, which we acquired at the end of the first quarter of fiscal 2001, greater volume of contract manufacturing services, and shipments of infrared search and tracking systems. The year-over-year growth in operating income was a result of the overall increase in revenues and the elimination of goodwill amortization. Fiscal 2002 operating income reflects charges of $2.5 million, $1.3 million and $1.2 million for the settlement of litigation (see Industry/Business Considerations below), cost growth on a mission data recorder program and costs incurred in connection with closing FSCG's Santa Clara, California production and engineering facility, respectively. Fiscal 2001 includes charges attributed to several matters: a $1.3 million charge for estimated excess inventories associated with a specific product line for which the anticipated future sales are less than previously estimated; a $1.0 million charge for a contract pricing dispute between us and a prime contractor on a U.S. Navy program; and a charge of $1.9 million for additional costs incurred to complete the development of a mission data recording system for the U.S. Navy. FSCG's fiscal 2001 operating income included $1.3 million of goodwill amortization.

        Other    Revenues decreased $0.4 million to $9.2 million, and operating losses were flat at $0.7 million in fiscal 2002. The decrease in revenues resulted from weaker sales at our DRS Ahead Technology operating unit. We sold our DRS Ahead Technology operating unit on May 27, 2002 (see Note 2 of Notes to Consolidated Financial Statements). Fiscal 2001 operating income included a $1.1 million charge for a potentially uncollectible note receivable.

Liquidity and Capital Resources

        Cash Flows    The following table provides our cash flow data for the fiscal years ended March 31, 2003, 2002 and 2001:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Net cash provided by operating activities	$52,008	$27,849	$34,270
Net cash used in investing activities	$(278,721)	$(84,943)	$(19,655)
Net cash provided by (used in) financing activities	$204,398	$172,565	$(16,056)

        Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next 12 months and the foreseeable future. Consistent with our desire to generate cash to invest in our core businesses and reduce debt, we anticipate that, subject to prevailing financial, market and economic conditions, we may divest certain non-core businesses. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or effecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

        Operating Activities    During fiscal 2003, we generated $52.0 million of operating cash flow, $24.2 million more than the $27.8 million reported in the corresponding prior fiscal year. Net earnings increased by $9.8 million to $30.2 million. Adjustments to reconcile net earnings to cash flows from operating activities increased $10.0 million over the corresponding prior fiscal year. Depreciation and amortization increased mainly as a result of our increased investment in our manufacturing facilities and equipment to upgrade our existing infrastructure and to integrate recent acquisitions into our existing businesses. Net deferred tax assets for fiscal 2003, as compared with fiscal 2002, decreased because of smaller estimated tax deductions arising from our recently completed acquisitions. Non-cash increases to our inventory and accounts receivable reserves increased in fiscal 2003, as compared with fiscal 2002. Fiscal 2003 also included the loss incurred on the sale of our DRS API operating unit. The cash used by working capital accounts resulted from a net decrease in certain current liabilities, which included a payment of $2.5 million associated with the settlement of litigation, and increases in accounts receivable due to high sales volume in the fourth quarter, offset, in part, by advances received from customers and lower inventory balances.

        Investing Activities    The following table summarizes the cash flow impact of our business combinations for the years ended March 31, 2003, 2002 and 2001:

	Effective Date of Transaction	Net Cash Paid	Acquisition Expenses	Total
		(in thousands)
Fiscal 2003 Business Combinations
UAV Business of Meggitt Defense Systems	04/11/02	$750	$122	$872
Navy Controls Division of Eaton Corporation	07/01/02	96,025	2,642	98,667
DKD, Inc. (Nytech)	10/15/02	3,383	161	3,544
Paravant Inc.	11/27/02	94,744	3,259	98,003
Kaman Electromagnetics Development Center	01/15/03	27,515	31	27,546
Power Technology Incorporated	02/14/03	33,233	216	33,449

Fiscal 2003 business combinations		255,650	6,431	262,081
Spar Aerospace Ltd.—working capital adjustment (A)		2,977	—	2,977

Total payments pursuant to business combinations		$258,627	$6,431	$265,058

Fiscal 2002 Business Combinations
SES Business of The Boeing Company	09/28/01	$60,138	$3,470	$63,608
Electro Mechanical Systems unit of Lockheed Martin Corp.	08/22/01	4,000	175	4,175

Fiscal 2002 business combinations		64,138	3,645	67,783
EOS Business of Raytheon Company—working capital adjustment (B)		3,823	—	3,823

Total payments pursuant to business combinations		$67,961	$3,645	$71,606

Fiscal 2001 Business Combinations
General Atronics Corporation	06/14/00	$6,979	$395	$7,374

(A)
Represents working capital payment made to Spar Aerospace Ltd. in December, 2002.

(B)
Represents working capital payment made to Raytheon Company in February, 2002.

        The following table summarizes the sales of our businesses that impacted net cash used in investing activities for the years ended March 31, 2003 and 2001:

	Date of Transaction	Cash Received
		(in thousands)
Fiscal 2003 Divestiture
DRS Advanced Programs, Inc.	11/22/02	$7,624
Fiscal 2001 Divestiture
DRS Magnetic Tape Head business	08/31/00	$3,000

        Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our Credit Facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of convertible or high-yield debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we believe to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

        We paid $21.5 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2003, as compared with $13.6 million and $16.2 million for the fiscal years ended 2002 and 2001, respectively. We expect to increase capital expenditures to approximately $25-$35 million in fiscal 2004, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses.

        Financing Activities    For the fiscal year ended March 31, 2003, financing activities provided $204.4 million. Sources of cash included our December 20, 2002 issuance of approximately 5.5 million shares of our common stock at $28.00 per share, resulting in net proceeds of $144.3 million after underwriting discounts and professional fees, and $75.0 million in new term loans drawn down from our amended and restated credit agreement. Uses of cash included the retirement of $12.0 million in term debt acquired in the Paravant merger, $2.0 million in scheduled payments on our long-term debt, primarily related to our term loans, and $2.3 million for costs related to our new Credit Facility. We also borrowed and repaid $6.5 million under our senior secured revolving line of credit.

        On November 26, 2002, we entered into a $338.6 million amended and restated credit agreement (the Credit Facility) with Wachovia Bank, N.A. as the Administrative Agent to fund the Paravant merger. The Credit Facility consists of a $125 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the term loan and the revolving line of credit are September 30, 2008 and September 30, 2006, respectively. The term loan requires quarterly principal payments of $537,500 through September 30, 2007 and four equal quarterly payments of $50.7 million thereafter ending on September 30, 2008. The Credit Facility is secured by a lien on substantially all of our assets. Borrowings under this Credit Facility bear interest, at our option, at either: a "base rate," as defined in the credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate plus a spread ranging from 1.25% to 2.25% per annum, depending on our Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the credit agreement. We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender of any letters of credit for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on our TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter-of-credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

        We previously had a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the Lead Lender, consisting of a term loan in the aggregate principal amount of $140 million and a $100 million revolving line of credit. Repayment terms, collateral, interest rates and other charges under the previous facility were substantially the same as those pursuant to the amended and restated credit agreement described above.

        There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, as defined in the credit agreement, a maximum amount of capital expenditures, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if our adjusted leverage ratio, as defined, exceeds 2.00 to 1.00, and certain other restrictions. We were in compliance with all covenants under our Credit Facility at March 31, 2003. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the credit agreement, which is primarily based on accounts receivable and inventory balances. As of March 31, 2003, we had approximately $99.5 million of additional available credit, after satisfaction of our borrowing base requirement.

        As of March 31, 2003, $212.5 million of term loans was outstanding against the Credit Facility, in addition to which $25.5 million was contingently payable under letters of credit, as compared with amounts outstanding and contingently payable at March 31, 2002 of $139.3 million and $11.6 million, respectively, under the previous facility. The effective interest rates on the term loans were 4.4% and 5.3% as of March 31, 2003 and 2002, respectively. We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers. There were no borrowings under our revolving line of credit as of March 31, 2003 and 2002.

        On November 27, 2002, we acquired a mortgage note payable with our acquisition of Paravant. The note is secured by the DRS Tactical Systems facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, Paravant entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of March 31, 2003 is $3.3 million. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        The aggregate maturities of long-term debt for fiscal 2004, 2005, 2006, 2007 and 2008 are $7.7 million, $5.5 million, $2.4 million, $2.3 million and $102.7 million per year, respectively, and $103.8 million thereafter.

        We use "free cash flow" as a measure to evaluate our performance. The calculation of free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow was $30.5 million, $14.3 million and $18.1 million for fiscal 2003, 2002 and 2001, respectively (see Use of Non-GAAP Measures below).

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$224,554	$7,717	$7,952	$105,049	$103,836
Operating lease commitments	86,430	26,334	26,951	18,805	14,340
Acquisition earnouts (A)	38,500	9,750	27,950	800	—

Total contractual obligations	$349,484	$43,801	$62,853	$124,654	$118,176

(A)
Represents contingent purchase price payments or "earnouts" for certain of our acquisitions that are contingent upon the receipt of post-acquisition orders at those acquired businesses. Any amount that we pay for the earnouts will be reported as cash paid for acquisition of business within investing activities on the consolidated statement of cash flows and will be recorded as an increase to goodwill for the acquisition. The last earnout period expires on December 31, 2009.

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from customers. At March 31, 2003, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
	(in thousands)
Standby letters of credit	$25,511	$20,650	$4,661	$200

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

        Backlog at March 31, 2003 was $867.1 million, as compared with $595.3 million at March 31, 2002. We booked $723.5 million in new orders in fiscal 2003. The increase in backlog was due to the net effect of bookings and $225.1 million of acquired backlog obtained through our current year acquisitions. Approximately 64% of backlog as of March 31, 2003 is expected to result in revenues during fiscal 2004.

        ESG secured $344.8 million in new contracts during fiscal 2003. Orders from the newly acquired DRS PCT contributed $99.2 million. We received $87.4 million of awards for the design and production of console and display systems, predominantly the AN/UYQ-70 Advanced Display Systems used in U.S. Navy surface ships, aircraft and submarines. Contract manufacturing and repair and technical services bookings accounted for $38.8 million and $11.8 million, respectively. ESG captured $51.2 million of awards, including $34.9 million from DRS Tactical Systems (formerly a Paravant operating unit) for rugged computers, servers and peripheral equipment used in intelligence applications, international battlefield digitization programs and rugged portable computers for the U.S. Army. Search and navigation system bookings accounted for $31.8 million. DRS EPT and DRS PTI, both acquired in the fourth quarter, contributed $2.4 million and $4.9 million of bookings, respectively.

        EOSG booked $272.2 million during fiscal 2003. Key awards primarily from the U.S. Army to provide sighting and targeting systems used in M2 Bradley Fighting Vehicles, M1 Abrams Battle Tanks, Javelin missile systems and Apache and Kiowa Warrior helicopters were valued at $177.7 million. Other awards totaling $28.6 million were received for commercial laser vision correction systems and uncooled electro-optical technology. Infrared and electro-optical research technology development programs accounted for $33.2 million in awards. Certain remote sensing products provided $6.5 million in bookings.

        FSCG received a total of $105.4 million in new awards in fiscal 2003. Communications and surveillance systems provided $43.5 million in bookings. Awards for high-speed cameras and flight and mission data recorders totaled $33.6 million. Advanced electronic manufacturing services bookings for major aerospace prime contractors accounted for $28.3 million.

        DRS Ahead Technology, included in the operations of Other, booked $1.2 million in new orders for magnetic burnish, glide and test verification heads used in the manufacture of computer disk drives.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2003, 2002 and 2001 were $14.4 million, $9.5 million and $8.0 million, respectively.

        Industry/Business Considerations    We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial customers. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet jet fighters and on several other platforms for military and non-military applications. Although we have diversified into commercial products and markets, the majority of our revenues are derived directly or indirectly from defense industry contracts with the U.S. government.

        The landscape of the global defense industry continues to evolve as new events, such as those of September 11, 2001, demand alternative strategic defense initiatives. The defense requirements of the United States have shifted from defending against Cold War era threats to a focus upon the management of one or more regional conflicts, homeland security and proactive threat identification. For the first time in almost a decade, the U.S. defense procurement budget has increased, providing new funding for the acquisition and development of weapons and supporting systems. As a result of this change, the defense industry is now influenced by several key factors:

  •
  New funding, which will assist in upgrading and replacing aging military systems and implementing new technologies to meet modern threats.

  •
  Increased focus by the Department of Defense on "best value" instead of lowest cost. Best value procurement considers development and life-cycle costs in the evaluation of a system's price.

  •
  Consolidation within the industry. As a result of this consolidation, domestic prime contractors are now focused on providing weapons platforms and systems integration, while relying on others to provide subsystems and components.

  •
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

        As described in Note 13 of Notes to Consolidated Financial Statements, in April and May 1998, subpoenas were issued to us by the United States Attorney for the Eastern District of New York seeking documents related to a governmental investigation of certain equipment manufactured by DRS Photronics, Inc. (DRS Photronics). These subpoenas were issued in connection with United States v. Tress, a criminal complaint against a then employee of our DRS Photronics operating unit, alleging that improper test data was provided in connection with boresighting equipment furnished to the U.S. Army. On June 26, 1998, the complaint against the employee was dismissed without prejudice. Additional subpoenas were issued to us on August 12, 1999 and May 10, 2000, relating to the ongoing investigation of DRS Photronics and one or more of its then employees. On May 17, 2002, DRS Photronics announced that it had entered into a global settlement with the government, resolving all potential allegations related to the investigation. Under the terms of the settlement, DRS Photronics agreed to pay $2.5 million in restitution and pleaded guilty to a violation of the False Claims Act.

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity (see Item 3. Legal Proceedings).

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

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technology change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions.

Use of Non-GAAP Financial Measures

        Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Earnings, Balance Sheets or Statements of Cash Flows of the company. As required by the SEC's recently issued Regulation G, a reconciliation of EBIT (earnings before interest and taxes), EBITDA (earnings before interest, taxes, depreciation and amortization) and "free cash flow" with the most directly comparable GAAP measure follows:

EBIT and EBITDA

        We define EBIT as earnings from continuing operations before extraordinary items, before net interest and related expenses (primarily amortization of debt issuance costs) and income taxes and EBITDA as earnings from continuing operations before extraordinary items, before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBIT and EBITDA is net cash from operating activities of continuing operations. The table below presents net cash flows from operating activities of continuing operations and also presents a reconciliation of earnings from continuing operations before extraordinary item to EBIT and EBITDA.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net cash flows from operating activities of continuing operations	$52,008	$27,849	$34,270	$8,017	$15,558

Earnings from continuing operations before extraordinary item	$30,171	$20,331	$11,978	$7,661	$3,865
Income taxes	25,701	18,030	12,976	5,171	1,915
Interest income	(1,179)	(1,144)	(202)	(200)	(350)
Interest and related expenses	10,589	10,954	11,461	12,600	9,357

EBIT	65,282	48,171	36,213	25,232	14,787
Depreciation and amortization	16,660	13,789	16,125	17,070	11,601

EBITDA	$81,942	$61,960	$52,338	$42,302	$26,388

        EBIT and EBITDA are presented as additional information because we believe they are useful indicators of an entity's debt capacity and its ability to service its debt. EBIT and EBITDA are not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBIT and EBITDA are not complete net cash flow measures because they are financial performance measures that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures, and pay its income taxes. EBIT is not a complete measure of an entity's profitability because it does not include costs and expenses for interest and income taxes, and EBITDA is not a complete measure of an entity's profitability because it does not include costs and expenses for interest and income taxes and depreciation and amortization. Rather, EBIT and EBITDA are potential indicators of an entity's ability to fund these cash requirements. EBIT and EBITDA, as we define them, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBIT and EBITDA in the same manner.

Free Cash Flow

        We define free cash flow as net cash from operating activities of continuing operations less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash from operating activities of continuing operations. The table below presents a reconciliation of cash flows from operating activities of continuing operations to free cash flow.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands)
Net cash flows from operating activities of continuing operations	$52,008	$27,849	$34,270	$8,017	$15,558
Capital expenditures	(21,526)	(13,583)	(16,185)	(6,210)	(6,554)

Free cash flow	$30,482	$14,266	$18,085	$1,807	$9,004

        We disclose free cash flow because we believe that it is a measurement of cash flow generated that is available to common stockholders. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt and investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt, and that we will be able to finance any new acquisitions we make by raising new debt or equity capital.

Net Debt

        The table below presents a reconciliation of total outstanding debt to net debt.

	March 31,
	2003	2002	2001	2000	1999
	(in thousands)
Current installments of long-term debt	$7,717	$1,435	$7,217	$5,699	$5,844
Short-term bank debt	521	226	831	17,781	9,169
Long-term debt, excluding current installments	216,837	138,060	75,076	97,695	102,091
Cash and cash equivalents	(95,938)	(117,782)	(2,324)	(3,778)	(10,031)

Net debt	$129,137	$21,939	$80,800	$117,397	$107,073

Recently Issued Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations, as of the adoption date, as a cumulative effect of a change in accounting policy. SFAS 143 is effective for us beginning April 1, 2003. SFAS 143 is not expected to have a material effect on our consolidated results of operations and financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance or modification of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We have adopted the provisions of FIN 45 and have included the required disclosures in Note 1 of Notes to Consolidated Financial Statements. FIN 45 is not expected to have a material effect on our consolidated results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market Risk    In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk.

        Interest Rate Risk    As we seek debt financing to maintain our ongoing operations and sustain our growth, we are exposed to interest rate risk on our variable rate borrowings. Our earnings are affected by changes in interest rates due to the impact those changes have on our outstanding variable rate debt. In an effort to limit its interest expense and cash flow exposure, the Company may from time to time enter into various derivative instruments that meet the criteria to be accounted for as hedges. DRS does not use derivative financial instruments for trading purposes. If interest rates average 12.5 basis points more in fiscal 2004 than in fiscal 2003, our interest expense would be increased by approximately $266,000. This amount was determined based on the hypothetical interest rates on our variable debt at March 31, 2003. We are also exposed to interest rate risk as it relates to our investments in marketable securities. Our investments consist primarily of debt instruments of the Unites States government, government agencies, financial institutions and corporations with strong credit ratings.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

To the Board of Directors and Stockholders,
DRS Technologies, Inc.:

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" for all business combinations consummated after June 30, 2001 and the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001.

/s/ KPMG LLP

Short Hills, New Jersey
May 13, 2003

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$95,938	$117,782
Accounts receivable, net	163,048	110,861
Inventories, net	114,102	120,910
Prepaid expenses, deferred income taxes and other current assets	16,211	9,276

Total current assets	389,299	358,829

Property, plant and equipment, net	87,610	50,481
Acquired intangible assets, net	44,781	34,133
Goodwill	436,863	142,610
Deferred income taxes and other noncurrent assets	13,568	15,038

Total assets	$972,121	$601,091

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$7,717	$1,435
Short-term bank debt	521	226
Accounts payable	68,340	49,671
Accrued expenses and other current liabilities	212,697	142,260

Total current liabilities	289,275	193,592

Long-term debt, excluding current installments	216,837	138,060
Other liabilities	27,829	12,204

Total liabilities	533,941	343,856

Commitments and contingencies (Notes 8 and 13)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at March 31, 2003 and 2002	—	—
Common stock, $.01 par value per share. Authorized 30,000,000 shares; issued 22,421,986 shares and 16,834,052 shares at March 31, 2003 and 2002, respectively	224	168
Additional paid-in capital	343,605	197,387
Retained earnings	94,527	64,356
Accumulated other comprehensive losses	(176)	(4,630)
Unamortized stock compensation	—	(46)

Total stockholders' equity	438,180	257,235

Total liabilities and stockholders' equity	$972,121	$601,091

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per-share data)

	Year ended March 31,
	2003	2002	2001
Revenues	$675,762	$517,200	$427,606
Costs and expenses	608,078	467,431	390,075

Operating income	67,684	49,769	37,531
Interest income	1,179	1,144	202
Interest and related expenses	10,589	10,954	11,461
Other (expense) income, net	(824)	8	108

Earnings before minority interests and income taxes	57,450	39,967	26,380
Minority interests	1,578	1,606	1,426

Earnings before income taxes	55,872	38,361	24,954
Income taxes	25,701	18,030	12,976

Net earnings	$30,171	$20,331	$11,978

Net earnings per share of common stock:
Basic earnings per share	$1.64	$1.52	$1.14
Diluted earnings per share	$1.58	$1.41	$1.01

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Losses	Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at March 31, 2000	9,717,020	$97	$48,584	$32,047	$(86)	440,939	$(1,988)	$(470)	$78,184

Comprehensive earnings:
Net earnings	—	—	—	11,978	—	—	—	—	11,978
Foreign currency translation adjustments	—	—	—	—	(3,882)	—	—	—	(3,882)

Total comprehensive earnings									8,096

Stock options and warrants exercised	248,391	2	2,289	—	—	—	—	—	2,291
Income tax benefit from stock options exercised	—	—	607	—	—	—	—	—	607
Compensation relating to stock options and other stock awards, net of forfeitures	(10,465)	—	(105)	—	—	—	—	206	101
Conversion of 9% debentures	2,188,691	22	18,645	—	—	—	—	—	18,667
Equity issued in connection with GAC acquisition	355,359	4	3,997	—	—	—	—	—	4,001
Cancellation of treasury stock	(440,939)	(4)	(1,984)	—	—	(440,939)	1,988	—	—

Balances at March 31, 2001	12,058,057	121	72,033	44,025	(3,968)	—	—	(264)	111,947

Comprehensive earnings:
Net earnings	—	—	—	20,331	—	—	—	—	20,331
Unrealized losses on hedging instruments:
Cumulative adjustment at April 1, 2001, net of income taxes	—	—	—	—	(289)	—	—	—	(289)
Unrealized losses on hedging instruments, net of income taxes	—	—	—	—	(198)	—	—	—	(198)
Foreign currency translation adjustments	—	—	—	—	(175)	—	—	—	(175)

Total comprehensive earnings									19,669

Stock options exercised	454,317	4	3,780	—	—	—	—	—	3,784
Income tax benefit from stock options exercised	—	—	3,420	—	—	—	—	—	3,420
Compensation relating to stock options	—	—	—	—	—	—	—	218	218
Secondary stock issuance	3,755,000	37	112,557	—	—	—	—	—	112,594
Warrants exercised	580,906	6	5,803	—	—	—	—	—	5,809
Other	(14,228)	—	(206)						(206)

Balances at March 31, 2002	16,834,052	168	197,387	64,356	(4,630)	—	—	(46)	257,235

Comprehensive earnings:
Net earnings	—	—	—	30,171	—	—	—	—	30,171
Unrealized losses on hedging instruments, net of income taxes	—	—	—	—	(70)	—	—	—	(70)
Foreign currency translation adjustments	—	—	—	—	4,524	—	—	—	4,524

Total comprehensive earnings									34,625

Stock options exercised	125,434	1	1,121	—	—	—	—	—	1,122
Income tax benefit from stock options exercised	—	—	808	—	—	—	—	—	808
Compensation relating to stock options	—	—	—	—	—	—	—	46	46
Secondary stock issuance	5,462,500	55	144,289	—	—	—	—	—	144,344

Balances at March 31, 2003	22,421,986	$224	$343,605	$94,527	$(176)	—	$—	$—	$438,180

        See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net earnings	$30,171	$20,331	$11,978
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	16,660	13,789	16,125
Deferred income taxes	6,919	2,895	(287)
Inventory reserves and provision for doubtful accounts	2,063	(542)	2,654
Loss on sale of operating unit	575	—	—
Other, net	743	788	1,856
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Increase in accounts receivable	(22,588)	(2,618)	(15,926)
Decrease (increase) in inventories	9,249	(25,400)	(10,007)
(Increase) decrease in prepaid expenses and other current assets	(2,983)	(3,424)	354
Increase in accounts payable	15,121	9,546	11,007
(Decrease) increase in accrued expenses and other current liabilities	(33,817)	6,835	7,311
Increase in customer advances	20,516	4,573	7,057
Other, net	9,379	1,076	2,148

Net cash provided by operating activities	52,008	27,849	34,270

Cash Flows from Investing Activities
Capital expenditures	(21,526)	(13,583)	(16,185)
Payments pursuant to business combinations, net of cash acquired	(265,058)	(71,606)	(7,374)
Proceeds from sales of businesses	7,624	—	3,000
Other, net	239	246	904

Net cash used in investing activities	(278,721)	(84,943)	(19,655)

Cash Flows from Financing Activities
Net borrowings (payments) of short-term debt	272	(599)	(2,628)
Borrowings of long-term debt	81,478	218,250	44,784
Debt issuance costs	(2,254)	(5,974)	—
Net payments on long-term debt	(8,459)	(161,093)	(60,502)
Retirement of long-term debt	(12,195)	—	—
Proceeds from sale of common stock	144,344	112,594	—
Proceeds from exercise of stock options and warrants	1,122	9,589	2,188
Other, net	90	(202)	102

Net cash provided by (used in) financing activities	204,398	172,565	(16,056)

Effect of exchange rates on cash and cash equivalents	471	(13)	(13)

Net (decrease) increase in cash and cash equivalents	(21,844)	115,458	(1,454)
Cash and cash equivalents, beginning of year	117,782	2,324	3,778

Cash and cash equivalents, end of year	$95,938	$117,782	$2,324

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

        A.    Organization    DRS Technologies, Inc. and subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronic products and systems. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for 34 years. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, mission recorders and deployable flight incident recorders. The Company's products are deployed on a wide range of military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet jet fighters and on several other platforms for military and non-military applications.

        B.    Basis of Presentation and Use of Estimates    The consolidated financial statements include the accounts of DRS Technologies, Inc., its subsidiaries (all of which are wholly owned) and a partnership of which DRS owns an 80% controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, market values of inventories reported at lower of cost or market, recoverability of reported amounts of fixed assets, goodwill and intangible assets, and valuation of deferred tax assets and liabilities. Actual results could differ from these estimates.

        C.    Classifications    Unbilled receivables, inventories, accrual for future costs on uncompleted contracts and accrual for future costs related to acquired contracts are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets and liabilities, respectively. It is the Company's policy to classify any outstanding revolving line of credit borrowings as long-term debt, excluding current installments to reflect the intent of the borrowings and their maturity date, which as of March 31, 2003 and 2002, was greater than one year. As of March 31, 2003 and 2002, there were no borrowings outstanding under the Company's revolving line of credit.

        Certain other amounts for prior years have been reclassified to conform with the fiscal 2003 presentation.

        D.    Translation of Foreign Currency Financial Statements and Foreign Currency Transactions    Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and a weighted average rate of exchange is used for translating the statements of earnings. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive losses. Foreign exchange transaction gains and losses in fiscal 2003, 2002 and 2001 were immaterial to the Company's overall results of operations.

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

        G.    Inventories    Commercial and other non-contract inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or net realizable value. Costs accumulated under contracts are stated at actual cost, not in excess of estimated net realizable value, including, for long-term government contracts, applicable amounts of general and administrative expenses, which include internal research and development costs and bid and proposal costs, where such costs are recoverable under customer contracts. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred and are included in costs and expenses in the Consolidated Statements of Earnings.

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

        H.    Property, Plant and Equipment    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production, computer and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the life of the lease. When property, plant and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of income. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

        I.    Debt Issuance Costs    Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

        J.    Goodwill and Acquired Intangible Assets    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets" (SFAS 141 and SFAS 142), respectively. SFAS 141 replaces Accounting Principles Board (APB) Opinion No. 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired. SFAS 142 also requires the amortization of identifiable intangible assets with finite useful lives, although the Statement no longer limits the amortization period to forty years. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company elected to adopt the provisions of SFAS 142 as of April 1, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations ceased, and intangible assets that did not meet the criteria for recognition apart from goodwill under SFAS 141 were reclassified to goodwill. In connection with the adoption of SFAS 142, the Company was required to perform a transitional goodwill impairment assessment within six months of adoption. The Company completed its transitional goodwill impairment assessment, with no adjustment to the carrying value of its goodwill as of April 1, 2001.

        The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The Company completed its annual impairment tests with no adjustment to the carrying value of its goodwill as of March 31, 2003 and 2002. The annual goodwill impairment assessment involves estimating the fair values of the Company's four reporting units (three reporting units in fiscal 2002) and comparing such fair values with the reporting unit's respective carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT) and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating an average of the three extended values.

        The Company is amortizing its acquired intangibles on a straight-line basis over 4-30 years (see Note 3 below).

        K.    Impairment of Long-Lived Assets and Acquired Intangible Assets    The Company assesses the recoverability of the carrying value of its long-lived assets and identifiable acquired intangible assets with finite useful lives held for use, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the costs to sell.

        L.    Derivative Financial Instruments    DRS does not use derivative financial instruments for trading purposes. The Company utilizes variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, the Company may from time to time enter into various derivative instruments that meet the criteria to be accounted for as hedges. The Company does not enter into derivatives designated as fair value hedges.

        Effective April 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

        On the date a derivative contract is entered into, the Company designates the hedging relationship. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive losses until operations are affected by the variability in cash flows of the designated item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

        The Company discontinues hedge accounting prospectively when: (1) it is determined that a derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is discontinued as a hedging instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge of cash flows, the derivative will continue to be carried at fair value in the Consolidated Balance Sheets and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

        On April 1, 2001, in accordance with the provisions of SFAS 133, the Company designated its previously outstanding interest rate collars as cash flow hedges and recorded the fair value of the instruments on the balance sheet at that date, with a corresponding adjustment to accumulated other comprehensive losses. Due to the nature and characteristics of the Company's collars, all adjustments to the fair values of such instruments were adjusted via accumulated other comprehensive losses. In accordance with certain covenants in DRS's previous credit facility, the Company entered into interest rate collar agreements, none of which were in place as of March 31, 2003, with notional amounts covering a limited amount of the aggregate outstanding principal balance of the Company's term loans (see Note 8 below). An interest rate collar is a combination of an interest rate cap and an interest rate floor. The collars allowed the Company to manage a portion of its variable rate borrowings within an acceptable, predetermined range. Under the collar, no payments were required to be made by the Company or paid to the Company unless the prevailing LIBOR rate (London Interbank Offered Rate) dropped below the floor or exceeded the ceiling. Any payments made or received by the Company while the collars were in effect were reflected as an adjustment to interest expense in the period in which it was settled.

        In connection with the November 27, 2002 acquisition of Paravant, Inc. (see Note 2 below), the Company acquired a mortgage note payable with a variable interest rate equal to one month LIBOR plus 1.65% and a 15-year interest rate swap with a notional amount of $3.6 million. Under the terms of the interest rate swap, the Company receives interest at a variable rate equal to LIBOR and pays interest at a fixed rate of 7.85%. The combination of the swap and the debt obligation results in a net cash outflow equal to 9.5%. Repricing dates of the swap match those of the mortgage note. The fixed rate of 9.5% will remain the same until the swap expires on April 1, 2016. The Company has evaluated the terms and conditions of the swap and determined the instrument qualifies as a cash flow hedge pursuant to SFAS 133. Accordingly, adjustments to the fair value of the swap are included in other accumulated comprehensive losses.

        The effect of adopting SFAS 133 at April 1, 2001 and the amounts recorded related to its derivative financial instruments, as of and for the years ended March 31, 2003 and 2002, were immaterial to the Company's consolidated financial position, consolidated results of operations and cash flows.

        M.    Revenue Recognition    The substantial majority of the Company's direct and indirect sales to the U.S. government and certain of the Company's sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers), or to provide services related to the performance of such contracts. These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and revenues and profits are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). In certain limited circumstances, when all applicable revenue recognition criteria are met, revenue may be recognized prior to shipment to the customer, as discussed below. Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method").

        Revenue recognition on cost-reimbursable contracts with the U.S. government are accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43), in addition to SOP 81-1. Revenues and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs, which is generally fixed or variable based on the contract fee arrangement.

        Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements". Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

        Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on its ongoing and acquired contracts at least quarterly and in many cases more frequently. The impact of revisions of profit estimates on both fixed-price and cost-reimbursable contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident.

        Amounts representing contract change orders, claims or other items are included in revenues only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

        The Company records contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed, DRS's estimate to complete and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

        Included in revenues for fiscal 2003, 2002 and 2001 were $43.8 million, $36.2 million and $32.9 million, respectively, of customer-sponsored research and development, which are principally accounted for under the cost reimbursement method.

        Approximately 81%, 78% and 78% of the revenues in fiscal 2003, 2002 and 2001, respectively, were derived directly or indirectly from defense-related contracts with the United States government. In addition, approximately 9% in fiscal 2003, 11% in fiscal 2002 and 12% in fiscal 2001 of the Company's revenues were derived directly or indirectly from sales to international governments.

        N.    Stock-Based Compensation    At March 31, 2003, the Company has one stock-based compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended March 31,
	2003	2002	2001
	(in thousands, except per-share data)
Net earnings, as reported	$30,171	$20,331	$11,978
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	46	218	206
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,351)	(1,250)	(597)

Pro forma net earnings	$27,866	$19,299	$11,587

Earnings per share:
Basic—as reported	$1.64	$1.52	$1.14

Basic—pro forma	$1.51	$1.44	$1.11

Diluted—as reported	$1.58	$1.41	$1.01

Diluted—pro forma	$1.46	$1.34	$0.93

        For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted-average assumptions used in the valuation model are presented in the table below.

	Year Ended March 31,
	2003	2002	2001
Expected holding period (in years)	5.0	5.0	5.0
Expected volatility	46.1%	44.2%	28.9%
Expected dividend yield	—	—	—
Risk-free interest rate	3.0%	4.5%	5.7%
Weighted-average fair value of options granted	$14.11	$11.90	$4.85

        O.    Income Taxes    In accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

        P.    Earnings Per Share    Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options and warrants and, when dilutive, the effect of the assumed conversion of the Company's previously outstanding 9% Senior Subordinated Debentures. The following table provides the components of the earnings per-share computations:

	Year Ended March 31,
	2003	2002	2001
	(in thousands, except per-share data)
Basic EPS Computation
Net earnings	$30,171	$20,331	$11,978

Weighted average common shares outstanding	18,411	13,408	10,485

Basic earnings per share	$1.64	$1.52	$1.14

Diluted EPS Computation
Net earnings	$30,171	$20,331	$11,978
Interest and expenses related to convertible debentures	—	—	574

Adjusted net earnings	$30,171	$20,331	$12,552

Diluted common shares outstanding:
Weighted average common shares outstanding	18,411	13,408	10,485
Stock options and warrants	662	1,047	642
Convertible debentures	—	—	1,308

Diluted common shares outstanding	19,073	14,455	12,435

Diluted earnings per share	$1.58	$1.41	$1.01

        Q.    Fair Value of Financial Instruments    Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and derivative instruments reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company's outstanding term loan approximates its recorded value, based on the variable rates of the facility and currently available terms and conditions for similar debt at March 31, 2003.

        R.    Product Warranties    Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires. The table below presents the changes in the Company's accrual for product warranties, which is included in accrued expenses, for the year ended March 31, 2003.

(in thousands)
Balance at April 1, 2002	$10,319
Acquisitions during fiscal 2003	9,017
Accruals for product warranties issued during fiscal 2003	5,399
Accruals related to pre-existing product warranties	75
Settlements made during the period	(5,445)

Balance at March 31, 2003	$19,365

        S.    New Accounting Pronouncements    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This Statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations, as of the adoption date, as a cumulative effect of a change in accounting policy. SFAS 143 is effective for the Company beginning April 1, 2003. SFAS 143 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance or modification of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company has adopted the provisions of FIN 45 and has included the required disclosures in "R. Product Warranties," above. FIN 45 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

2.     Acquisitions and Divestitures

  Acquisitions

        On February 14, 2003, the Company acquired all of the outstanding stock of Power Technology Incorporated, a privately held company principally located in Fitchburg, Massachusetts, for $35.0 million in cash, subject to adjustment, plus $14.0 million of contingent consideration. Contingent consideration is based on earnout payments, as defined in the purchase agreement, that are triggered by the receipt of certain funded booking awards on or before certain dates (earnout dates), the last of which expires on or before December 31, 2008. If the Company does not receive these funded backlog awards on or before these earnout dates, it will have no liability nor obligation to pay any contingent consideration. The earnout period began on the closing date of the acquisition. Renamed DRS Power Technology, Inc. (DRS PTI), the company operates as part of DRS's Electronic Systems Group (ESG). In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $1.5 million. DRS PTI designs, develops, manufactures and provides life-cycle support for a wide variety of high-performance, complex power systems and rotating machinery, and is concentrated in four major areas: Navy Electric Drive Equipment, Navy Main Propulsion Turbines, High-Performance Navy Pumps, and Fuel Cells and Industrial Equipment. The addition of DRS PTI to DRS's existing power systems product lines is a significant part of the Company's strategy of providing Naval vessels with a totally integrated gas turbine or steam turbine propulsion plant, either electric or mechanical drive, and is expected to enhance DRS's ability to expand onto other electric drive platforms supporting Navy growth initiatives.

        The Company is in the process of obtaining third-party valuations of certain assets acquired, as well as performing its own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $35.6 million and has allocated the estimated goodwill to ESG. The Company expects to complete the purchase price allocation in the first quarter of fiscal 2004.

        On January 15, 2003, the Company acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration. Contingent consideration is based on a funded booking milestone, as defined in the purchase agreement. If the funded booking milestone is not fulfilled on or before December 31, 2008, DRS will have no liability or obligation to pay any contingent consideration. The earnout period began on the closing date of the acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $1.2 million. Kaman's Electromagnetics Development Center develops high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, Inc. (DRS EPT), the company operates as part of ESG. The addition of DRS EPT is complementary to DRS's existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        The Company is in the process of obtaining third-party valuations of certain assets acquired, as well as performing its own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $20.9 million and has allocated the estimated goodwill to ESG. The Company expects to complete the purchase price allocation in the first quarter of fiscal 2004.

        On November 27, 2002, a wholly-owned subsidiary of the Company merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $5.0 million. The Company financed the acquisition with borrowings under its Credit Facility (see Note 8 below). Paravant, which is comprised of five operating units, is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military, and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the Company's goals of expanding its core tactical systems business base and increasing its presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of the Company's ESG operating segment.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Paravant acquisition. The Company is in the process of performing an assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. The Company will complete the purchase price allocation in the first quarter of fiscal 2004.

November 27, 2002
(in thousands)
Accounts receivable	$10,120
Inventory	12,108
Other current assets	1,449
Property, plant and equipment	6,482
Other assets	1,361
Acquired intangible assets	2,300
Goodwill	96,552

Total assets acquired	130,372

Accrual for future costs on acquired contracts	4,840
Other current liabilities	9,217
Long-term debt	15,469
Other liabilities	1,103

Total liabilities assumed	30,629

Net assets acquired	$99,743

        The $96.6 million of goodwill was allocated to the Company's ESG operating segment, $15.4 million of which is expected to be deductible for tax purposes. The $2.3 million in acquired intangible assets were assigned to customer-related intangibles and are being amortized over a period of 20 years.

        On October 15, 2002, the Company acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%, with payments of $5.0 million and $3.0 million due on the first and second anniversaries of the closing, respectively. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $0.5 million. Contingent consideration is based on an aggregate bookings earnout, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earnout period began on the closing date of the acquisition and ends on March 31, 2009. Renamed DRS Nytech Imaging Systems, Inc. (DRS Nytech) and located in Irvine, California, the company manufactures and markets uncooled thermal imaging systems for portable weapons, head gear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances DRS's position as a supplier of lightweight thermal imaging systems and supports the Company's objectives to further expand its position in the uncooled infrared technology market.

        The Company is in the process of obtaining a third-party valuation of certain assets acquired, as well as finalizing its own internal assessment of the acquired contracts; thus, the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, the Company has estimated goodwill and acquired technology-related intangible assets to be $10.2 million and

$4.0 million, respectively. Goodwill has been allocated to the Electro-Optical Systems Group (EOSG). The Company expects to complete the purchase price allocation in the first quarter of fiscal 2004.

        Pursuant to a purchase agreement effective July 1, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.5 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally-powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements the Company's presence in Naval advanced command and control computer display and other ship systems. DRS PCT is being managed as a part of the Company's ESG operating segment.

        The following table summarizes the final purchase price allocation of the NCD acquisition.

July 1, 2002
(in thousands)
Accounts receivable	$16,237
Inventory	5,719
Property, plant and equipment	12,368
Goodwill	103,456
Acquired intangible assets	6,590

Total assets acquired	144,370

Accrual for future costs on acquired contracts	26,176
Accrued warranty	7,920
Other current liabilities	3,574
Postretirement liability	6,990
Other long-term liabilities	170

Total liabilities assumed	44,830

Net assets acquired	$99,540

        The $103.5 million of goodwill was allocated to the Company's ESG operating segment, all of which is expected to be deductible for tax purposes. The $6.6 million in acquired intangible assets were assigned to customer-related intangibles and are being amortized over a period of 20 years.

        On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay and C4ISR. The excess of costs over the net amounts allocated to the assets acquired and liabilities assumed in the acquisition (goodwill) and the appraised value of an identifiable intangible asset were $3.9 million and $0.3 million, respectively. The goodwill has been allocated to the Company's EOSG operating segment.

        On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems business of The Boeing Company (SES business). The Company paid $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002 for the acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.0 million. SES, located in Anaheim, California, is a provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing EOSG operating units, as well as a new operating unit called DRS Sensors & Targeting Systems, Inc. (DRS STS). DRS STS was created as a result of the SES acquisition, and it is also an operating unit of the Company's EOSG operating segment. This acquisition broadens the product lines and customer base of EOSG, particularly in those areas associated with Naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based forward looking infrared technology.

        During fiscal 2003, the Company finalized the purchase price allocation associated with its fiscal 2002 acquisition of the SES business. The following table summarizes the allocation of the assets acquired and liabilities assumed, as compared with the preliminary purchase price allocation recorded at March 31, 2002. The final purchase price allocation reflects a net increase to goodwill of $22.6 million and a corresponding net adjustment to inventory, accrual for future costs on acquired contracts and property, plant and equipment.

September 28, 2001
(in thousands)
Accounts receivable	$8,917
Inventory	6,049
Property, plant and equipment	7,666
Goodwill	87,109
Acquired intangible assets	14,000

Total assets acquired	123,741

Accrual for future costs on acquired contracts	58,579
Other current liabilities	5,024

Total liabilities assumed	63,603

Net assets acquired	$60,138

        The $87.1 million of goodwill was allocated to the EOSG operating segment, all of which is expected to be deductible for tax purposes. The $14.0 million in acquired intangible assets was assigned to customer-related intangibles, which are subject to amortization, and they have a weighted-average useful life of approximately 17 years.

        On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for $4.0 million in cash and $0.3 million in acquisition-related costs. This company now operates as DRS Surveillance Support Systems, Inc. (DRS SSS), a unit of the Company's ESG operating segment, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems. The Company finalized its purchase price allocation during fiscal 2003 and recorded $1.2 million of goodwill in connection with the acquisition, all of which has been allocated to ESG. The revised purchase price allocation was a result of the refinement of estimates to complete certain contracts as of the date of acquisition.

        On June 14, 2000, the Company acquired the assets of General Atronics Corporation (GAC) for $7.5 million in cash, $4.0 million in common stock, representing 355,359 shares of DRS common stock, and $0.4 million in acquisition-related costs. The Company funded the cash portion of this acquisition through borrowings under its previous revolving line of credit. Located in Wyndmoor, Pennsylvania, and now operating as DRS Communications Company, LLC (DRS Communications Company), the company designs, develops and manufactures military data link components and systems, high-frequency communication modems, tactical and secure digital telephone components and radar surveillance systems for U.S. and international militaries. DRS Communications Company is managed as part of the Company's Flight Safety and Communications Group (FSCG). The Company recorded $6.8 million of goodwill in connection with the acquisition.

        All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective acquisition dates. Any additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for such payments have been met. The Company records contract-related assets and liabilities required in business combinations at their fair value by considering the remaining contract amounts to be billed, DRS's estimate to complete and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts.

        The following unaudited pro forma financial information shows the results of operations for the years ended March 31, 2003 and 2002, as though the acquisitions of DRS PCT, DRS Nytech, Paravant, DRS EPT and DRS PTI had occurred on April 1, 2001. The fiscal 2002 and 2001 pro forma presentation shows the results of operations, as though the acquisition of the SES business occurred on April 1, 2000. The unaudited pro forma presentation reflects adjustments for: (i) the capitalization of general and administrative costs to be consistent with DRS's accounting practice, (ii) the amortization of acquired intangible assets, (iii) the elimination of goodwill amortization in certain periods presented to be consistent with DRS's April 1, 2001 adoption of SFAS 142, (iv) additional interest expense on acquisition related borrowings and (v) the income tax effect on the pro forma adjustments, using a statutory tax rate of 42%. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Actual adjustments will be based on final appraisals and other analyses of fair values of acquired contracts, identifiable tangible and intangible assets, pensions and deferred tax assets and liabilities, which will be completed after third-party appraisals are obtained and all available data is reviewed. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Unaudited Year Ended March 31,
	2003	2002	2001
	(in thousands, except per-share data)
Revenues	$771,638	$755,455	$535,949
Net earnings	$35,018	$22,455	$7,582
Earnings per share of common stock:
Basic earnings per share	$1.90	$1.67	$0.72
Diluted earnings per share	$1.84	$1.55	$0.66

  Divestitures

        On November 22, 2002, the Company sold its DRS Advanced Programs, Inc. (DRS API) operating unit for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, which operated as part of the Company's ESG operating segment, developed, designed, manufactured and marketed custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. The Company wrote off $2.3 million of goodwill in connection with the sale. The results of operations of DRS API, prior to the sale, are summarized as follows:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Revenues	$8,507	$15,843	$12,784
Operating (loss) income	$(1,067)	$125	$(101)

        On May 27, 2002, the Company sold the assets of its DRS Ahead Technology operating unit. DRS Ahead Technology, which operated as part of the Company's "Other" operating segment, produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale. The results of operations of DRS Ahead Technology, prior to the sale, are summarized as follows:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Revenues	$1,349	$9,209	$9,651
Operating (loss) income	$(496)	$(369)	$70

3. Goodwill and Related Intangible Assets

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of March 31, 2003 and 2002. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of March 31, 2003
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$26,955	$(6,348)	$20,607
Customer-related intangibles	19 years	27,400	(3,226)	24,174

Total		$54,355	$(9,574)	$44,781

As of March 31, 2002
Amortized acquired intangible assets:
Technology-based intangibles	21 years	$22,931	$(5,155)	$17,776
Customer-related intangibles	19 years	18,230	(1,873)	16,357

Total		$41,161	$(7,028)	$34,133

        The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2003, 2002 and 2001 was $2.5 million, $1.8 million and $2.1 million, respectively. The estimated acquired intangible asset annual amortization expense for each of the subsequent five fiscal years ending March 31, 2008 is approximately $2.7 million.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2001 to March 31, 2003. These changes include the effects of the allocation of the purchase prices for the DRS Unmanned Technologies, Inc., DRS PCT, DRS Nytech, Paravant, DRS EPT and DRS PTI acquisitions in fiscal 2003 and the SES acquisition in fiscal 2002. Certain purchase price allocations are subject to change in fiscal 2004 (see Note 2 above). During fiscal 2002, DRS recorded increases to goodwill of $3.8 million and $2.9 million, plus interest, for the settlement of working capital adjustments with Raytheon Company and Spar Aerospace Ltd., respectively. Also during fiscal 2002, the Company recorded a $12.7 million reduction in goodwill in connection with the reduction of accruals on certain acquired contracts. As discussed in Note 2, the Company recorded a $22.6 million net increase to EOSG's goodwill during fiscal 2003. The increase is the result of the Company's finalization of its internal assessment of certain contracts acquired in connection with the SES acquisition, as well as an adjustment to acquired property, plant and equipment. Also during fiscal 2003, the Company recorded a $1.2 million adjustment to ESG's goodwill, which was a result of the finalization of the purchase price allocation on the acquisition of DRS SSS. The Company's DRS API operating unit was sold in fiscal 2003 and accordingly, ESG's goodwill was reduced by $2.3 million.

	Electronic Systems Group	Electro-Optical Systems Group	Flight Safety and Communications Group	Other	Total
	(in thousands)
Balance as of March 31, 2001	$31,450	$20,236	$24,661	$43	$76,390
Effect of adoption of SFAS 141 and 142:
Workforce	—	3,807	3,064	—	6,871
Technical infrastructure	—	4,642	—	—	4,642
Other	—	—	742	—	742
Existing technology	—	—	(1,155)	—	(1,155)
Adjustments	—	—	—	(43)	(43)

Balance as of April 1, 2001	31,450	28,685	27,312	—	87,447
Fiscal 2002 acquisitions	—	64,593	—	—	64,593
Purchase price allocation adjustment	—	(12,691)	—	—	(12,691)
Working capital adjustments	—	3,823	2,908	—	6,731
Deferred tax asset adjustment—NAI acquisition	(3,354)	—	—	—	(3,354)
Foreign currency translation adjustment	31	—	(147)	—	(116)

Balance as of March 31, 2002	28,127	84,410	30,073	—	142,610
Fiscal 2003 acquisitions	256,484	14,088	—	—	270,572
Purchase price allocation adjustments on fiscal 2002 acquisitions	1,236	22,618	—	—	23,854
Sale of business unit	(2,323)	—	—	—	(2,323)
Foreign currency translation adjustment	790	—	1,360	—	2,150

Balance as of March 31, 2003	$284,314	$121,116	$31,433	$—	$436,863

        The table below presents net earnings and basic and diluted EPS for the years ended March 31, 2003 and 2002 compared with those amounts in fiscal 2001, adjusted to exclude goodwill amortization, net of income taxes as if SFAS 142 had been adopted April 1, 2000.

	Year Ended March 31,
	2003	2002	2001
	(in thousands, except per-share data)
Reported net earnings	$30,171	$20,331	$11,978
Add back:
Goodwill and related intangible amortization, net of tax benefit of $2,497	—	—	2,815

Adjusted net earnings	$30,171	$20,331	$14,793

Basic earnings per share:
Reported net earnings	$1.64	$1.52	$1.14
Add back:
Goodwill and related intangible amortization, net of tax benefit of $0.24	—	—	0.27

Adjusted net earnings	$1.64	$1.52	$1.41

Diluted earnings per share:
Reported net earnings	$1.58	$1.41	$1.01
Add back:
Goodwill and related intangible amortization, net of tax benefit of $0.20	—	—	0.23

Adjusted net earnings	$1.58	$1.41	$1.24

4. Accounts Receivable

        Unbilled receivables represent sales for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2003, retentions amounted to $10.2 million, with approximately $0.6 million anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $2.9 million and $1.4 million at March 31, 2003 and 2002, respectively, are as follows:

	March 31,
	2003	2002
	(in thousands)
U.S. government contracts:
Billed receivables	$44,703	$31,706
Unbilled receivables	23,485	12,876

	68,188	44,582

Other defense-related contracts:
Billed receivables	72,886	44,533
Unbilled receivables	10,094	7,399

	82,980	51,932

Trade receivables	11,880	14,347

Total	$163,048	$110,861

5. Inventories

        Inventories are summarized as follows:

	March 31,
	2003	2002
	(in thousands)
Work-in-process	$142,083	$139,748
Raw material and finished goods	13,139	9,127

	155,222	148,875
Less progress payments and certain customer advances	(41,120)	(27,965)

Total	$114,102	$120,910

        General and administrative costs included in inventory were $23.2 million and $16.3 million at March 31, 2003 and 2002, respectively. General and administrative costs included in costs and expenses amounted to $122.1 million, $99.0 million and $78.6 million in fiscal 2003, 2002 and 2001, respectively. Included in these amounts are expenditures for internal research and development, amounting to $14.4 million, $9.5 million and $8.0 million in fiscal 2003, 2002 and 2001, respectively.

6. Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

	March 31,
	2003	2002
	(in thousands)
Land	$6,187	$962
Laboratory and production equipment	68,304	55,389
Computer equipment	22,956	15,788
Buildings and improvements and leasehold improvements	31,012	16,453
Office furnishings, equipment and other	12,302	7,278

	140,761	95,870
Less accumulated depreciation and amortization	53,151	45,389

Total	$87,610	$50,481

        Annual depreciation and amortization of property, plant and equipment amounted to $13.4 million, $10.7 million and $8.6 million in fiscal 2003, 2002 and 2001, respectively.

7. Accrued Expenses and Other Current Liabilities

        The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2003	2002
	(in thousands)
Accruals for future costs related to acquired contracts (Note 2)	$70,362	$51,896
Customer advances	46,040	23,983
Payroll, other compensation and related expenses	32,588	20,653
Accrued product warranty	19,365	10,319
Accrual for future costs on uncompleted contracts	7,108	9,324
Income taxes payable	6,176	5,651
Other	31,058	20,434

Total	$212,697	$142,260

8. Debt

        A summary of debt is as follows:

	March 31,
	2003	2002
	(in thousands)
Term notes	$212,525	$139,300
Other obligations	12,550	421

	225,075	139,721
Less:
Current installments of long-term debt	7,717	1,435
Short-term bank debt	521	226

Total long-term debt	$216,837	$138,060

        On November 26, 2002, the Company entered into a $338.6 million amended and restated credit agreement (the Credit Facility) with Wachovia Bank, N.A. as the Administrative Agent to fund the Paravant acquisition. The Credit Facility consists of a $125 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the revolving line of credit and the term loan are September 30, 2006 and September 30, 2008, respectively. The term loan requires quarterly principal payments of $537,500 through September 30, 2007 and four equal quarterly payments of $50.7 million thereafter ending on September 30, 2008. The Credit Facility is secured by a lien on substantially all of DRS's assets. Borrowings under this Credit Facility bear interest, at the Company's option, at either: a "base rate," as defined in the credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate plus a spread ranging from 1.25% to 2.25% per annum, depending on the Company's Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on the Company's TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the credit agreement. The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. The Company pays commissions and issuance fees on its outstanding letters of credit and is obligated to pay or reimburse the issuing lender of any letters of credit for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter of credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter of credit issuance fees are charged at 0.125% per annum multiplied by the face amount of such letter of credit. Both letter of credit commissions and issuance fees are paid quarterly.

        The Company previously had a $240 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the Lead Lender, consisting of a term loan in the aggregate principal amount of $140 million and a $100 million revolving line of credit. Repayment terms, collateral, interest rates and other charges under the previous facility were substantially the same as those pursuant to the amended and restated credit agreement described above.

        There are certain covenants and restrictions placed on DRS under its Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, as defined in the credit agreement, a maximum amount of capital expenditures, a restriction on the payment of dividends on DRS's capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if DRS's adjusted leverage ratio, as defined, exceeds 2.00 to 1.00, and certain other restrictions. The Company was in compliance with all covenants under its Credit Facility at March 31, 2003. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the credit agreement, which is principally based on accounts receivable and inventory balances. As of March 31, 2003, the Company had approximately $99.5 million of additional available credit, after satisfaction of its borrowing base requirement.

        As of March 31, 2003, $212.5 million of term loans were outstanding against the Credit Facility, in addition to which $25.5 million was contingently payable under letters of credit, as compared with amounts outstanding and contingently payable at March 31, 2002 of $139.3 million and $11.6 million, respectively, under the previous facility. The effective interest rates on the term loans were 4.4% and 5.3%, as of March 31, 2003 and 2002, respectively. The Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of the Company's future performance on certain contracts to provide products and services and to secure advanced payments it has received from customers. There were no borrowings under the Company's revolving line of credit as of March 31, 2003 and 2002.

        On November 27, 2002, the Company acquired a mortgage note payable with its acquisition of Paravant. The note is secured by the DRS Tactical Systems' facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, Paravant entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85% (see Note 1 above). The balance of the mortgage as of March 31, 2003 was $3.3 million. Payments of principal and interest will continue through December 1, 2016.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        The aggregate maturities of long-term debt for fiscal 2004, 2005, 2006, 2007 and 2008 are $7.7 million, $5.5 million, $2.4 million, $2.3 million and $102.7 million per year, respectively, and $103.8 million thereafter.

9. Supplemental Cash Flow Information

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,315	$9,547	$11,518
Income taxes	$18,663	$12,679	$9,175
Supplemental disclosure of non-cash investing and financing activities:
Acquisition costs for business combinations	$5,119	$655	$—
Common stock issued for purchase of GAC	$—	$—	$4,000
Fixed assets	$884	$—	$—
Note receivable—sale of operating unit	$3,070	$—	$1,741
Promissory note—Nytech acquisition	$8,000	$—	$—
Conversion of 9% convertible debentures	$—	$—	$18,870

10. Income Taxes

        Earnings before income taxes consist of the following:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Earnings before income taxes:
Domestic earnings	$49,878	$36,943	$29,384
Foreign earnings (losses)	5,994	1,418	(4,430)

Total	$55,872	$38,361	$24,954

        Income tax expense consists of the following:

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Income tax expense (benefit)
Current:
Federal	$13,782	$11,466	$8,962
State	3,226	2,760	2,654
Foreign	1,560	896	1,647

	18,568	15,122	13,263

Deferred:
Federal	4,516	1,130	844
State	1,811	136	928
Foreign	806	1,642	(2,059)

	7,133	2,908	(287)

Total	$25,701	$18,030	$12,976

        Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are as follows:

	March 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss (NOL) carryforwards	$5,984	$6,438
State NOL carryforwards	3,394	3,775
Foreign NOL carryforwards	4,051	3,681
Costs accrued on uncompleted contracts	6,638	5,933
Inventory capitalization	4,921	3,331
Other	1,202	3,754

Total gross deferred tax assets	26,190	26,912
Less valuation allowance	(7,088)	(5,435)

Deferred tax assets	19,102	21,477

Deferred tax liabilities:
Depreciation and amortization	2,276	943
Long-term contract costs	10,717	8,860
Federal impact of state benefits	595	510
Other	2,403	2,874

Deferred tax liabilities	15,991	13,187

Net deferred tax assets	$3,111	$8,290

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the deferred tax assets attributable to state and foreign net operating loss (NOL) carryforwards at March 31, 2003 and 2002, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2003, the valuation allowance increased by $1.7 million as follows: There was a $1.5 million increase in the valuation allowance associated with the U.K. NOL and temporary differences for DRS Tactical Systems Ltd. (fka DRS Rugged Systems (Europe) Ltd.), due to the uncertainty of the operating unit's future profitability. Valuation allowances associated with various state NOLs increased by $0.2 million, as well. During the fiscal year ended March 31, 2002, the valuation allowance increased by a net amount of $1.0 million as follows: The valuation allowance attributable to certain temporary differences in the amount of $1.3 million was released, due to a change in the expectation of the utilization of such temporary differences, primarily as a result of a change in the Internal Revenue Code with regard to the separate return limitation rules. Since the valuation allowance was established as a result of the Company's fiscal 1999 NAI Technologies, Inc. (NAI) acquisition, the change of such valuation allowance did not reduce income tax expense, but rather reduced goodwill. The $0.6 million valuation allowance associated with the U.K. NOL for DRS Hadland Ltd. was released, due to the operating unit's increased profitability. There was a $2.9 million increase in the valuation allowance associated with the U.K. NOL and temporary differences for DRS Tactical Systems Ltd., due to the uncertainty of the operating unit's future profitability. Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2003 and 2002.

        The Company considers earnings of its foreign subsidiaries to be reinvested permanently. While these earnings would be subject to additional tax if repatriated, such repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.

        Current and noncurrent deferred tax assets (liabilities) of $6.8 million and $(3.7) million, and $3.4 million and $4.9 million, respectively, are included in the Consolidated Balance Sheets as of March 31, 2003 and 2002, respectively. At March 31, 2003, $17.0 million of U.S. federal and $27.0 million of state NOL carryforwards, which expire between fiscal years 2004 and 2023, and $13.5 million of foreign NOLs, which carry forward indefinitely, were available. All of the Company's U.S. federal and $8.9 million of its state NOL carryforwards were acquired in connection with the NAI acquisition. The annual utilization of these NAI NOL carryforwards is limited under certain provisions of the Internal Revenue Code. Any future utilization of these net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

        A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Year Ended March 31,
	2003	2002	2001
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	—%	0.6%	1.5%
State income tax rate, net of federal income tax benefit	5.5%	5.0%	8.0%
Nondeductible expenses	1.8%	3.0%	5.8%
Change in valuation allowance	2.9%	5.7%	—
Foreign investment tax credits	(1.4)%	(2.5)%	—
Other	2.2%	0.2%	1.7%

Total	46.0%	47.0%	52.0%

        The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

11. Common Stock and Stock Compensation Plans

        Common Stock    As of March 31, 2003, the authorized capital of the Company was composed of 30.0 million shares of common stock (22,421,986 shares issued) and 2.0 million shares of preferred stock (no shares issued). During fiscal 2001, the Company cancelled all stock held in treasury.

        On December 20, 2002, the Company issued 5,462,500 shares of its common stock in a public offering for $28.00 per share, including shares related to an over-allotment option that was granted to the underwriters. The Company received net proceeds of $144.3 million, net of underwriters' fees and other costs associated with the offering of $8.6 million. Approximately $12.0 million of the proceeds were used during the third quarter of fiscal 2003 to repay certain debt balances assumed in connection with the Company's November 27, 2002 acquisition of Paravant (see Note 2 above). The balance of the proceeds was used for the Kaman Electromagnetics Development Center and Power Technology Incorporated acquisitions and to provide funds for potential future acquisitions and working capital needs.

        On December 19, 2001, the Company issued 3,755,000 shares of its common stock in a public offering for $32.00 per share, including shares related to an over-allotment option that was granted to the underwriters. The Company received net proceeds of $112.6 million, net of underwriters' fees and other costs associated with the offering of $7.6 million. The Company used $24.0 million of the net proceeds of the offering to repay the outstanding balance of its revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

        In connection with the fiscal 2001 acquisition of General Atronics Corporation, the Company issued 355,359 shares of common stock.

        Stock Compensation Plans    The 1991 Stock Option Plan (the Plan), which was approved by the Company's stockholders on August 8, 1991, provided for the grant of options to purchase a total of 600,000 shares of DRS common stock through February 6, 2001. Upon the expiration of the Plan on February 6, 2001, a total of 161,550 shares of common stock remained ungranted. Options still outstanding at the time of the Plan's expiration remain in effect, as granted. Shares of DRS common stock are no longer reserved for future grants under the Plan.

        On June 17, 1996, the Board of Directors adopted, and on August 7, 1996, the stockholders approved, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, options may be granted to key employees, directors and consultants of the Company. The Omnibus Plan was initially limited to 500,000 shares of DRS common stock and has since been increased, with stockholder approval, to 3,875,000 shares. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) phantom stock, (vi) stock bonuses and (vii) other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a term of ten years and generally are not exercisable prior to one year after the date of grant with 25% of the shares granted exercisable on each of the first four anniversaries of the date of grant. As of March 31, 2003, 888,643 shares remain available for future grants under the Omnibus Plan.

        Pursuant to the terms of exercise under the grant, the excess of the fair-market value of shares under option at the date of grant over the option price may be charged to unamortized stock compensation or to earnings as compensation expense and credited to additional paid-in capital. The unamortized stock compensation, if any, is charged to earnings as it becomes exercisable, in accordance with the terms of the grant. The amount of compensation charged to earnings in fiscal 2003, 2002 and 2001 was approximately $46,000, $218,000 and $206,000, respectively.

        A summary of stock option activity is as follows:

	Number of Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2000	1,684,071	$8.76
Granted	532,600	$13.42
Exercised	(225,579)	$9.15
Expired or cancelled	(57,562)	$8.55

Outstanding at March 31, 2001	1,933,530	$9.99
Granted	652,207	$33.56
Exercised	(454,317)	$8.33
Expired or cancelled	(18,600)	$18.97

Outstanding at March 31, 2002	2,112,820	$17.52
Granted	767,850	$32.10
Exercised	(125,434)	$8.95
Expired or cancelled	(54,187)	$27.22

Outstanding at March 31, 2003	2,701,049	$21.87

        As of March 31, 2003, 2002 and 2001, 1,177,841, 754,078 and 792,668 options were exercisable, respectively, at weighted average exercise prices of $13.53, $10.07 and $9.15, respectively.

        In connection with the Company's acquisition of NAI during fiscal 1999, each issued and outstanding NAI warrant to purchase NAI common stock at an exercise price of $2.50 per share was converted into DRS warrants at a conversion ratio of 0.25 of a share of DRS common stock to one share of NAI common stock. These warrants expired on February 15, 2002 and were exercised in full with the exception of 401 shares that were not presented for exercise. Each issued and outstanding NAI stock option, whether vested or unvested, was assumed by DRS using the same conversion ratio as was used for the warrants, but rounded down to the nearest whole number. The terms and conditions under which the stock options were granted prior to the acquisition, with the exception of the exercise price and number of shares, remained the same. The Company issued 603,175 warrants and assumed 161,230 converted stock options, respectively.

        During fiscal 1999, the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued in fiscal 1999 under the Omnibus Plan at exercise prices in excess of the market price on the date of grant. The per-share weighted-average fair value and exercise price of these options were $1.89 and $10.44, respectively.

        The stock options exercised during fiscal 2000 include 50,000 shares, which are being held by the Company in "book entry" form. Book entry shares are not considered issued or outstanding as of March 31, 2003. However, these shares are included in the Company's diluted earnings per share calculations for fiscal 2003, 2002 and 2001.

        Information regarding all options outstanding at March 31, 2003 follows:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price
Less than $7.76	323,037	$7.35	5.7 years	234,875	$7.46
$7.76 - $11.00	517,200	$9.93	5.2 years	517,200	$9.93
$11.01 - $26.10	560,152	$14.92	7.8 years	271,502	$13.99
$26.11 - $33.33	643,640	$32.08	9.6 years	390	$33.33
Greater than $33.33	657,020	$34.33	8.7 years	153,874	$33.99

Total	2,701,049	$21.87	7.7 years	1,177,841	$13.53

12. Pensions and Other Employee Benefits

        In connection with the acquisitions of the Boeing SES business and the Navy Controls Division of Eaton Corporation (see Note 2 above), the Company established defined benefit pension plans for certain of those employees who transferred to DRS at the time of the acquisitions. In addition, DRS maintains a defined benefit pension plan for certain employees of its Canadian operating unit. Eligibility for participation in the plans varies, and benefits are generally based on the participant's compensation and years of service, as defined. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations therein. Plan assets are invested primarily in U.S. government and U.S. government agency instruments, listed stocks and bonds.

        Postretirement medical benefits are provided to certain retired employees and dependents of the Navy Controls Division of Eaton Corporation, as well as the Company's Canadian operating unit. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. These benefits are funded primarily by the Company in accordance with cost accounting standards that effect government contractors, subject to the Internal

Revenue Code and regulations therein, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.

        The Company also maintains two non-contributory and unfunded supplemental retirement plans: the Supplemental Executive Retirement Plan (DRS SERP), which was established on February 1, 1996 for the benefit of certain key executives; and the DRS Supplemental Retirement Plan (DRS SRP), which was established for the benefit of certain employees who were transferred to DRS in connection with the Company's fiscal 1998 acquisition of certain assets of the Electro-Optical Systems and Focal Plane Array businesses of Raytheon Company. Pursuant to the DRS SERP, the Company will provide retirement benefits to each key executive, based on years of service and final average annual compensation as defined therein. The DRS SRP benefits are based on the eligible employees' final average earnings, as defined, and their Social Security benefit.

        The following table summarizes the balance sheet impact, as well as the benefit obligations, assets and funded status associated with the pension, postretirement and supplemental retirement plans.

	Funded Defined Benefit Pension Plans		Funded Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	2003	2002	2003	2003	2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,169	$—	$—	$7,377	$4,039
Benefit obligation assumed through acquisition	22,215	16,086	6,990	—	2,948
Addition of a plan	1,586	—	499	—	—
Service cost	2,605	500	326	413	308
Interest cost	2,604	583	414	520	376
Plan participants' contributions	60	—	—	—	—
Actuarial (gain) loss	1,490	—	577	(262)	(220)
Benefits paid	(118)	—	(9)	(74)	(74)
Exchange rate differences	150	—	43	—	—

Benefit obligation at end of year	$47,761	$17,169	$8,840	$7,974	$7,377

Change in plan assets:
Fair value of plan assets at beginning of year	$15,900	$—	$—	$—	$—
Fair value of plan assets assumed through acquisition	22,068	15,900	—	—	—
Addition of a plan	1,504	—	—	—	—
Actual return on plan assets	(262)	—	—	—	—
Plan participants' contributions	60	—	—	—	—
Employer contributions	231	—	705	74	74
Benefits paid	(118)	—	(9)	(74)	(74)
Exchange rate differences	135	—	—	—	—

Fair value of plan assets at end of year	$39,518	$15,900	$696	$—	$—

Net amount recognized:
Funded status of the plans	$(8,243)	$(1,269)	$(8,144)	$(7,974)	$(7,377)
Unrecognized loss	5,767	735	1,089	749	1,081
Unrecognized prior service cost	—	—	—	3,325	3,586

Net amount recognized	$(2,476)	$(534)	$(7,055)	$(3,900)	$(2,710)

Amounts recognized in the Consolidated Balance Sheets consist of:
Intangible asset	$—	$—	$—	$1,624	$1,371
Accrued benefit liability	(2,476)	(534)	(7,055)	(5,524)	(4,081)

Net amount recognized	$(2,476)	$(534)	$(7,055)	$(3,900)	$(2,710)

        As required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2003 and 2002 the additional minimum liability of the unfunded accumulated benefit obligation of $1.6 million and $1.4 million, respectively, as a long-term liability with an offset to deferred income taxes and other noncurrent assets.

  The net periodic expense related to the plans includes the following components:

	Funded Defined Benefit Pension Plans		Funded Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	2003	2002	2003	2003	2002	2001
	(in thousands)
Components of net periodic expense:
Service cost	$2,605	$500	$326	$413	$308	$195
Interest cost	2,604	583	414	520	376	221
Expected return on plan assets	(3,184)	(735)	—	—	—	—
Amortization of unrecognized prior service cost	—	—	27	331	245	133

Net periodic expense	$2,025	$348	$767	$1,264	$929	$549

        The following weighted average actuarial assumptions were used to determine the benefit obligation and the net costs related to the plans:

	Funded Defined Benefit Pension Plans		Funded Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	2003	2002	2003	2003	2002
Rate assumptions
Discount rate	6.70%	7.25%	6.70%	6.70%	7.13%
Expected return on plan assets	9.20%	9.25%	—	—	—
Increase in future compensation levels	3.60%	5.80%	—	3.90%	5.00%

        The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 12% in fiscal 2004 and is assumed to gradually decrease to a rate of 4.5% in fiscal 2009 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $13,995 and the postretirement medical obligations by $112,601. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $10,298 and the postretirement medical obligations by $86,834.

        The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2003, 2002 and 2001 amounted to $6.0 million, $3.3 million and $2.3 million, respectively.

13. Commitments, Contingencies and Related Party Transactions

        At March 31, 2003, the Company was party to various noncancellable operating leases (principally for administration, engineering and production facilities) with minimum rental payments as follows:

(in thousands)
2004	$26,334
2005	14,385
2006	12,566
2007	10,866
2008	7,939
Thereafter	14,340

Total	$86,430

        It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

        Net rent expense was equal to $18.9 million, $14.3 million and $11.3 million in fiscal 2003, 2002 and 2001, respectively.

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

        During fiscal 2003, the Company settled a dispute with Spar Aerospace Ltd. (Spar) with respect to the working capital adjustment provided for in the purchase agreement between DRS and Spar dated as of September 19, 1997, pursuant to which the Company acquired, through certain of its subsidiaries, certain assets of Spar. Under the terms of this settlement, DRS agreed to pay Spar a working capital adjustment of CAN$4,616,000 (or approximately US$3,000,000) and CAN$723,654 (or approximately US$460,000) in interest. During fiscal 2002, the Company accrued $3.9 million, including interest, associated with the dispute. In connection with this settlement, the parties agreed to release each other from all claims arising out of or relating to the working capital adjustment provision in the purchase agreement and to discontinue all legal actions relating thereto.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs claims against the Company allege infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, the plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, the plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Although this action is still in discovery, the Company believes that it has meritorious defenses and does not believe the action will have a material adverse effect on its consolidated earnings, financial condition or liquidity.

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

14. Operating Segments

        DRS operates in three principal business segments on the basis of products and services offered: Electronic Systems Group (ESG), Electro-Optical Systems Group (EOSG) and Flight Safety and Communications Group (FSCG). Separate and distinct businesses comprise each operating segment. All other operations are combined in Other.

        ESG is a supplier of combat display systems, digital information processing systems, power generation, conversion, distribution, propulsion and control systems, and battlefield digitization systems for sea, air and land applications supporting military modernization and transformation initiatives. ESG also produces radar surveillance and tracking systems, acoustic signal processing systems, flat panels and other computer peripherals, signal intelligence products, ship networks and middleware to promote interoperability and compatibility with the military's new and existing systems. ESG's products are used on various front-line platforms, such as ships, amphibious operation platforms, surveillance aircraft, submarines and mobile ground platforms, and the Group's power systems are installed on every combatant ship in the U.S. Navy, including destroyers, aircraft carriers and attack submarines.

        EOSG produces systems and subsystems for infrared night vision and targeting systems for the U.S. Army's Abrams Main Battle Tanks, Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, Aegis destroyers and cruisers, and High-Mobility Multipurpose Wheeled Vehicle Scouts, among other platforms. EOSG designs, manufactures and markets these and other products that allow operators to detect, identify and target objects based upon their infrared signatures, regardless of the ambient light level. The Group is one of two key suppliers to the U.S. government for advanced focal plane array technology. In addition to the Group's military applications, EOSG also manufactures electro-optical modules for commercial devices used in corrective laser eye surgery and provides system integration for retinal scanning and imaging devices.

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

        Other includes the activities of DRS Corporate Headquarters and DRS Ahead Technology (for the period it was owned by the Company during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Note 2 above). DRS Ahead Technology produced magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also serviced and manufactured magnetic video recording heads used in broadcast television equipment.

        Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 1 above). The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating income, as shown, includes amounts allocated from DRS Corporate operations using an allocation methodology prescribed by U.S. government regulations for government contractors. Information about the Company's operating segments follows:

	ESG	EOSG	FSCG	Other	Total
	(in thousands)
Fiscal 2003
Total revenues	$292,794	$276,581	$113,934	$1,349	$684,658
Intersegment revenues	(1,038)	(218)	(7,640)	—	(8,896)

External revenues	$291,756	$276,363	$106,294	$1,349	$675,762

Operating income (loss)	$18,733	$37,168	$12,605	$(822)	$67,684
Identifiable assets	$466,155	$287,209	$105,958	$112,799	$972,121
Depreciation and amortization	$4,403	$8,630	$2,300	$1,327	$16,660
Capital expenditures	$3,121	$11,641	$717	$6,047	$21,526
Fiscal 2002
Total revenues	$206,654	$208,883	$99,106	$9,209	$523,852
Intersegment revenues	(37)	(662)	(5,953)	—	(6,652)

External revenues	$206,617	$208,221	$93,153	$9,209	$517,200

Operating income (loss)	$18,053	$27,365	$5,090	$(739)	$49,769
Identifiable assets	$127,391	$248,604	$111,016	$114,080	$601,091
Depreciation and amortization	$1,914	$7,153	$2,907	$1,815	$13,789
Capital expenditures	$2,618	$7,553	$1,694	$1,718	$13,583
Fiscal 2001
Total revenues	$186,731	$148,227	$87,055	$9,651	$431,664
Intersegment revenues	(257)	(65)	(3,736)	—	(4,058)

External revenues	$186,474	$148,162	$83,319	$9,651	$427,606

Operating income (loss)	$15,336	$23,646	$(747)	$(704)	$37,531
Identifiable assets	$106,627	$112,154	$97,791	$18,368	$334,940
Depreciation and amortization	$3,447	$6,972	$4,029	$1,797	$16,245
Capital expenditures	$2,239	$10,099	$2,216	$1,631	$16,185

        Revenues, total assets, and property, plant and equipment by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2003 is as follows:

	Total	United States	Canada	United Kingdom
	(in thousands)
Fiscal 2003
Revenues	$675,762	$613,568	$35,718	$26,476
Total assets	$972,121	$891,498	$36,443	$44,180
Property, plant and equipment, net	$87,610	$84,087	$2,209	$1,314
Fiscal 2002
Revenues	$517,200	$464,758	$31,228	$21,214
Total assets	$601,091	$534,347	$37,485	$29,259
Property, plant and equipment, net	$50,481	$46,674	$2,518	$1,289
Fiscal 2001
Revenues	$427,606	$380,279	$26,964	$20,363
Total assets	$334,940	$273,178	$33,162	$28,600
Property, plant and equipment, net	$37,639	$34,343	$2,046	$1,250

        Export sales accounted for approximately 13%, 15% and 14% of total revenues in the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

15. Unaudited Quarterly Financial Information

  The following table sets forth unaudited quarterly financial information for fiscal 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per-share data)
Fiscal year ended March 31, 2003
Revenues	$131,238	$161,196	$167,540	$215,788
Operating income	$12,673	$16,723	$16,570	$21,718
Net earnings	$5,434	$7,663	$7,406	$9,668
Basic earnings per share	$0.32	$0.45	$0.42	$0.43
Diluted earnings per share	$0.31	$0.44	$0.41	$0.42
Fiscal year ended March 31, 2002
Revenues	$103,352	$116,178	$141,238	$156,432
Operating income	$9,684	$10,703	$13,878	$15,504
Net earnings	$3,898	$4,483	$5,371	$6,579
Basic earnings per share	$0.32	$0.37	$0.42	$0.40
Diluted earnings per share	$0.30	$0.34	$0.38	$0.38

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II. Valuation and Qualifying Accounts
Years Ended March 31, 2003, 2002 and 2001

		Col. C Additions (a)			Col. D Deductions (b)
Col. A	Col. B							Col. E
			(2)		(1)	(2)
		(1)	Charged to Other Accounts- Describe
Description	Balance at Beginning of Period	Charged to Costs and Expenses			Credited to Costs and Expenses	Credited to Other Accounts—Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2003	$4,468	$1,386	$2,804	(c)	$391	$3,267	(d)	$5,000
Year ended March 31, 2002	$5,460	$1,383	$1,261	(c)	$2,217	$1,419	(d)	$4,468
Year ended March 31, 2001	$5,340	$4,138	$437	(c)	$2,021	$2,434	(d)	$5,460
Accrual for future costs on uncompleted contracts
Year ended March 31, 2003	$9,324	$4,293	$60	(c)	$6,367	$202	(e)	$7,108
Year ended March 31, 2002	$8,032	$6,005	$1,612	(c)	$3,561	$2,764	(e)	$9,324
Year ended March 31, 2001	$4,973	$6,576	$56	(c)	$2,562	$1,011	(e)	$8,032
Allowance for doubtful accounts
Year ended March 31, 2003	$1,409	$2,084	$210	(c)	$455	$347	(d)	$2,901
Year ended March 31, 2002	$1,074	$483	$217	(c)	$190	$175	(d)	$1,409
Year ended March 31, 2001	$1,140	$677	$2	(c)	$140	$875	(d)	$1,074
Other current assets—note receivable reserve
Year ended March 31, 2003	$1,375	$—	$—		$—	$—		$1,375
Year ended March 31, 2002	$1,375	$—	$—		$—	$—		$1,375
Year ended March 31, 2001	$259	$1,116	$—		$—	$—		$1,375

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

        The information required by Items 10 through 13 and Item 15 of this Part is incorporated herein by reference to our Definitive Proxy Statement, dated June 24, 2003, for the 2003 Annual Meeting of Stockholders. Reference also is made to the information under Executive Officers of the Registrant in Part I of this report.

Item 14.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) and required to be included in the Company's reports filed or submitted under the Exchange Act.

        Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Item 16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following are documents filed as part of this report:

  1.
  Financial Statements

See Item 8. Financial Statements and Supplementary Data	54
2. Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	92
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
  (b)
  Reports on Form 8-K

        A Form 8-K was filed on March 10, 2003, announcing DRS's presentation to analysts and investors with respect to DRS's historical financial results, forecasts, strategic plans and other business information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Dated: June 24, 2003
/s/ MARK S. NEWMAN Mark S. Newman, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. NEWMAN Mark S. Newman	Chairman of the Board, President, Chief Executive Officer and Director	June 24, 2003
/s/ RICHARD A. SCHNEIDER Richard A. Schneider	Executive Vice President, Chief Financial Officer	June 24, 2003
/s/ IRA ALBOM Ira Albom	Director	June 24, 2003
/s/ DONALD C. FRASER Donald C. Fraser	Director	June 24, 2003
/s/ WILLIAM F. HEITMANN William F. Heitmann	Director	June 24, 2003
/s/ STEVEN S. HONIGMAN Steven S. Honigman	Director	June 24, 2003
/s/ C. SHELTON JAMES C. Shelton James	Director	June 24, 2003

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	June 24, 2003
/s/ STUART F. PLATT Stuart F. Platt	Director	June 24, 2003
/s/ DENNIS J. REIMER Dennis J. Reimer	Director	June 24, 2003
/s/ ERIC J. ROSEN Eric J. Rosen	Director	June 24, 2003

Certification Pursuant to
Section 302 of
The Sarbanes-Oxley Act of 2002

Chief Executive Officer Certification

I, Mark S. Newman, Chief Executive Officer of DRS Technologies, Inc. (the "registrant") certify that:

1.
I have reviewed this annual Report on Form 10-K of DRS Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK S. NEWMAN Mark S. Newman Chief Executive Officer June 24, 2003

Certification Pursuant to
Section 302 of
The Sarbanes-Oxley Act of 2002

Chief Financial Officer Certification

        I, Richard A. Schneider, Chief Financial Officer of DRS Technologies, Inc. (the "registrant") certify that:

1.
I have reviewed this annual Report on Form 10-K of DRS Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD A. SCHNEIDER Richard A. Schneider Chief Financial Officer June 24, 2003

QuickLinks

Table of Contents
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Independent Auditors' Report
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per-share data)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Schedule II. Valuation and Qualifying Accounts Years Ended March 31, 2003, 2002 and 2001
PART III
SIGNATURES
Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002