Form 10-Q
period 2003-06-30
DRS TECHNOLOGIES INC
filed 2003-08-12
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8533

DRS Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2632319 (IRS Employer Identification No.)
5 Sylvan Way, Parsippany, New Jersey 07054 www.drs.com (Address of principal executive offices and internet site)
(973) 898-1500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of August 8, 2003, 22,460,348 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$90,431	$95,938
Accounts receivable, net of allowances for doubtful accounts of $2,952 and $2,901 as of June 30, 2003 and March 31, 2003, respectively	135,826	163,048
Inventories, net	137,449	114,102
Prepaid expenses, deferred income taxes and other current assets	19,309	16,211

Total current assets	383,015	389,299

Property, plant and equipment, less accumulated depreciation and amortization of $57,736 and $53,151 at June 30, 2003 and March 31, 2003, respectively	87,440	87,610
Acquired intangible assets, net	46,817	44,781
Goodwill	433,940	436,863
Deferred income taxes and other noncurrent assets	13,159	13,568

Total assets	$964,371	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$7,703	$7,717
Short-term bank debt	789	521
Accounts payable	57,316	68,340
Accrued expenses and other current liabilities	204,716	212,697

Total current liabilities	270,524	289,275
Long-term debt, excluding current installments	216,164	216,837
Other liabilities	28,283	27,829

Total liabilities	514,971	533,941

Commitments and contingencies (Notes 6 and 11)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at June 30, 2003 and March 31, 2003	—	—
Common stock, $.01 par value per share. Authorized 30,000,000 shares; issued 22,460,348 and 22,421,986 shares at June 30, 2003 and March 31, 2003, respectively	225	224
Additional paid-in capital	344,240	343,605
Retained earnings	101,823	94,527
Accumulated other comprehensive earnings (losses)	3,112	(176)

Total stockholders' equity	449,400	438,180

Total liabilities and stockholders' equity	$964,371	$972,121

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenues	$167,198	$131,238
Costs and expenses	150,838	118,565

Operating income	16,360	12,673
Interest income	337	478
Interest and related expenses	3,029	2,283
Other expenses, net	401	521

Earnings before minority interest and income taxes	13,267	10,347
Minority interest	239	284

Earnings before income taxes	13,028	10,063
Income taxes	5,732	4,629

Net earnings	$7,296	$5,434

Net earnings per share of common stock:
Basic earnings per share	$0.33	$0.32
Diluted earnings per share	$0.32	$0.31

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net earnings	$7,296	$5,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,408	3,161
Deferred income taxes	161	(158)
Other, net	1,451	649
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Decrease in accounts receivable	28,276	13,875
(Increase) decrease in inventories	(22,731)	2,958
Increase in prepaid expenses and other current assets	(2,747)	(922)
Decrease in accounts payable	(11,285)	(19,561)
Decrease in accrued expenses and other current liabilities	(9,037)	(9,533)
Increase in customer advances	3,788	4,933
Other, net	(351)	244

Net cash provided by operating activities	229	1,080
Cash Flows from Investing Activities
Capital expenditures	(4,237)	(4,161)
Payments pursuant to business combinations	(2,206)	(750)
Other, net	280	96

Net cash used in investing activities	(6,163)	(4,815)
Cash Flows from Financing Activities
Net borrowings of short-term debt	243	709
Payments of long-term debt	(687)	(545)
Proceeds from stock option exercises	401	255
Other, net	30	—

Net cash (used in) provided by financing activities	(13)	419

Effect of exchange rates on cash and cash equivalents	440	57

Net decrease in cash and cash equivalents	(5,507)	(3,259)
Cash and cash equivalents, beginning of year	95,938	117,782

Cash and cash equivalents, end of period	$90,431	$114,523

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2003 and the results of operations and cash flows for the three-month periods ended June 30, 2003 and 2002. The results of operations for the three-months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 presentation.

        For further information, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2003, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

2.    Stock-Based Compensation

        The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for a stock option granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the grant date of the award, or other measurement date, over the amount an employee or director must pay to acquire the stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair value based method provisions of FSAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value based method of accounting of

SFAS 123. For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per-share data)
Net earnings, as reported	$7,296	$5,434
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	—	23
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(748)	(448)

Pro forma net earnings	$6,548	$5,009

Earnings per share:
Basic—as reported	$0.33	$0.32

Basic—pro forma	$0.29	$0.30

Diluted—as reported	$0.32	$0.31

Diluted—pro forma	$0.29	$0.28

3.    Inventories

        Inventories are summarized as follows:

	June 30, 2003	March 31, 2003
	(in thousands)
Work-in-process	$170,891	$142,083
Raw material and finished goods	12,182	13,139

	183,073	155,222
Less progress payments	(45,624)	(41,120)

Total	$137,449	$114,102

        General and administrative costs included in work-in-process were $25.7 million and $23.2 million at June 30, 2003 and March 31, 2003, respectively. General and administrative expenses included in costs and expenses amounted to $26.6 million and $28.7 million for the three-month periods ended June 30, 2003 and 2002, respectively. Included in those amounts are expenditures for internal research and development amounting to $3.7 million and $2.9 million for the fiscal quarters ended June 30, 2003 and 2002, respectively.

4.    Goodwill and Intangible Assets

        The following disclosure presents certain information about the Company's acquired intangible assets as of June 30, 2003 and March 31, 2003. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets Subject to Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of June 30, 2003
Technology-based intangibles	20 years	$27,356	$(6,840)	$20,516
Customer-related intangibles	18 years	29,990	(3,689)	26,301

Total		$57,346	$(10,529)	$46,817

As of March 31, 2003
Technology-based intangibles	21 years	$26,955	$(6,348)	$20,607
Customer-related intangibles	19 years	27,400	(3,226)	24,174

Total		$54,355	$(9,574)	$44,781

        The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2003 and 2002 was $1.0 million and $0.6 million, respectively. The estimated acquired intangible amortization expense for the fiscal year ending March 31, 2004 and for each of the subsequent four fiscal years ending March 31, 2008 is approximately $3.8 million.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2003 to June 30, 2003.

	Electronic Systems Group	Electro- Optical Systems Group	Flight Safety and Communications Group	Total
	(in thousands)
Balance as of March 31, 2003	$284,314	$121,116	$31,433	$436,863
Purchase price allocation adjustments on fiscal 2003 acquisitions	(6,648)	1,343	—	(5,305)
Settlement of working capital adjustment on fiscal 2003 acquisition of Power Technology Incorporated	547	—	—	547
Foreign currency translation adjustments	376	—	1,459	1,835

Balance as of June 30, 2003	$278,589	$122,459	$32,892	$433,940

        The purchase price allocation adjustments above reflect the following:

	Amount of Adjustment
Electronic Systems Group	(in thousands)
Kaman Electromagnetics Development Center	$(4,935	)(A)
Power Technology Incorporated	(2,113	)(B)
Navy Controls Division of Eaton Corporation	(493	)(C)
Paravant Inc.	893	(D)

Total	$(6,648)

Electro-Optical Systems Group
DKD, Inc. (Nytech)	$1,343	(E)

(A)
Reflects a purchase price allocation adjustment of $3.8 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Also reflects a $1.1 million decrease to goodwill for a change in estimated acquisition related costs.

(B)
Reflects a purchase price allocation adjustment of $1.7 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Amount also reflects a net decrease to goodwill of $0.5 million for changes in estimates, primarily for certain acquired contracts, acquisition related costs and certain accrued expenses.

(C)
Reflects a decrease to goodwill for a change in estimated acquisition related costs.

(D)
Reflects a net increase to goodwill for changes in estimates on certain acquired contracts and acquisition related costs.

(E)
Reflects a purchase price allocation adjustment of $2.5 million (increase to goodwill) to adjust for the preliminary estimated fair value of certain acquired intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Amount also reflects a $1.1 million decrease in goodwill for changes in estimated acquisition related costs and accrued expenses.

5.    Product Warranties

        Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties, which is included in accrued expenses, for the three months ended June 30, 2003.

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Balance, beginning of period	$19,365	$10,319
Acquisitions during the period	—	58
Accruals for product warranties issued during the period	799	198
Accruals related to pre-existing product warranties (including changes in estimates)	—	346
Settlements made during the period	(1,042)	(488)

Balance, end of period	$19,122	$10,433

6.    Debt

        A summary of debt is as follows:

	June 30, 2003	March 31, 2003
	(in thousands)
Term notes	$211,988	$212,525
Other obligations	12,668	12,550

	224,656	225,075
Less:
Current installments of long-term debt	7,703	7,717
Short-term bank debt	789	521

Total long-term debt	$216,164	$216,837

        The Company currently has a $338.6 million amended and restated credit agreement (the Credit Facility) with Wachovia Bank, N.A. as the Administrative Agent. The Credit Facility consists of a $125.0 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the revolving line of credit and the term loan are September 30, 2006 and September 30, 2008, respectively. The term loan requires quarterly principal payments of $537,500 through September 30, 2007 and four equal quarterly payments of $50.7 million thereafter ending on September 30, 2008. The Credit Facility is secured by a lien on substantially all of the Company's assets. Borrowings under this Credit Facility bear interest, at the Company's option, at either: a "base rate," as defined in the credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, plus a spread ranging from 1.25% to 2.25% per annum, depending on the Company's Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on its TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the credit agreement. The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. The Company pays commissions and issuance fees on its outstanding letters of credit and are obligated to pay or reimburse the issuing lender of any letters of credit for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter-of-credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

        There are certain covenants and restrictions placed on the Company under its Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, as defined in the credit agreement, a maximum amount of capital expenditures, a restriction on the payment of dividends on its capital stock, a limitation on the issuance of additional debt, a requirement that the Company offer to make prepayments on its term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if its adjusted leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00, and certain other restrictions. The Company was in compliance with all covenants under its Credit Facility at June 30, 2003. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the credit agreement, which is primarily based on accounts receivable and inventory balances. As of June 30, 2003, the Company had approximately $100.4 million of additional available credit, after satisfaction of its borrowing base requirement.

        As of June 30, 2003, $212.0 million of term loans were outstanding against the Credit Facility, in addition to which $27.7 million was contingently payable under letters of credit (approximately $3.1 million of the letters of credit outstanding as of June 30, 2003 were issued and are not considered when determining the availability under the Company's revolving line of credit). As of March 31, 2003, $212.5 million of term loans were outstanding under the Credit Facility. The effective interest rate on the Company's term loans was 4.2% as of June 30, 2003 (4.4% as of March 31, 2003). The Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers. There were no borrowings under the Company's revolving line of credit as of June 30, 2003 and March 31, 2003.

        The Company has a mortgage note payable that is secured by its DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, DRS TS entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of June 30, 2003 and March 31, 2003 was $3.3 million. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        On June 5, 2003, the Company entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on its variable rate senior secured term loan facility due September 30, 2008. These swap agreements exchanged the variable interest rate on the Company's term loan for a fixed interest rate on a total of $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings.

7.    Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per-share data)
Basic EPS computation:
Net earnings	$7,296	$5,434

Weighted average common shares outstanding	22,438	16,843

Basic earnings per share	$0.33	$0.32

Diluted EPS computation:
Net earnings	$7,296	$5,434

Diluted common shares outstanding:
Weighted average common shares outstanding	22,438	16,843
Stock options	511	801

Weighted average diluted shares outstanding	22,949	17,644

Diluted earnings per share	$0.32	$0.31

8.    Comprehensive Earnings

        The components of comprehensive earnings for the three-month periods ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net earnings	$7,296	$5,434
Other comprehensive earnings:
Foreign currency translation adjustments	3,193	2,460
Unrealized gains on hedging instruments arising during the period, net of related tax effects	95	18

Comprehensive earnings	$10,584	$7,912

9.    Operating Segments

        DRS operates in three principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG) and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." During the fourth quarter of fiscal 2003, DRS Unmanned Technologies, Inc. was combined with DRS' Electro-Optical Systems Group for management purposes, based primarily on operational synergies. DRS Unmanned Technologies had previously been managed as part of Other. Prior-year balances and results of operations disclosed herein have been restated to give effect to this change. Information about the Company's segments for the three-month periods ended June 30, 2003 and 2002 is as follows:

	ESG	EOSG	FSCG	Other	Total
	(in thousands)
Quarter Ended June 30, 2003
Total revenues	$82,618	$65,712	$21,551	$—	$169,881
Intersegment revenues	(671)	(61)	(1,951)	—	(2,683)

External revenues	$81,947	$65,651	$19,600	$—	$167,198
Operating income (loss)	$8,409	$6,213	$1,753	$(15)	$16,360
Identifiable assets	$464,190	$285,676	$108,211	$106,294	$964,371
Depreciation and amortization	$1,501	$2,922	$473	$512	$5,408
Capital expenditures	$1,491	$1,845	$167	$734	$4,237
Quarter Ended June 30, 2002
Total revenues	$34,911	$69,687	$27,309	$1,349	$133,256
Intersegment revenues	—	(184)	(1,834)	—	(2,018)

External revenues	$34,911	$69,503	$25,475	$1,349	$131,238
Operating income (loss)	$1,343	$9,764	$2,257	$(691)	$12,673
Identifiable assets	$109,411	$247,815	$112,971	$116,112	$586,309
Depreciation and amortization	$471	$1,721	$690	$279	$3,161
Capital expenditures	$405	$3,409	$142	$205	$4,161

10.    Supplemental Cash Flow Information

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Cash paid for:
Income taxes	$1,983	$1,826
Interest	$2,962	$2,517
Non-cash investing and financing activities:
Note receivable from sale of business unit	$—	$3,070
Acquisition costs for business combinations	$(3,326)	$150

11.    Contingencies

        The Company is engaged in providing products and services under contracts or subcontracts to the U.S. government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts are subject to extensive legal and regulatory requirements, and from time-to-time are investigated by U.S. agencies to determine our compliance. Under U.S. government procurement regulations, for example, an indictment of the Company by a federal grand jury could result in suspension for a period of time from eligibility to receive awards of new contracts; a conviction could result in debarment from contracting with the federal government for a specified term. Since a substantial amount of the Company's revenues are derived from contracts or subcontracts with the U.S. and foreign governments, future revenues and profits will be dependent upon continued contract awards, the volume of those awards, our performance and compliance with government regulations.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs' claims against the Company allege infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, the plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, the plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Although this action is still in discovery, and anticipated to go to trial in the fall of 2003, the Company believes that it has meritorious defenses and does not believe the action will have a material adverse effect on its consolidated earnings, financial condition or liquidity.

        The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

12.    Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). The standard establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have an impact on the Company's consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have an impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This Statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted each year to their estimated future value until the asset is retired. As required, the Company adopted SFAS 143 on April 1, 2003. The adoption of SFAS 143 had an immaterial impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of June 30, 2003, and for the three-month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our March 31, 2003 Form 10-K.

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

        Our Electronic Systems Group (ESG) is a leader in high-performance combat display systems, digital information processing systems, power generation, conversion, distribution, propulsion and control systems, and battlefield digitization systems for sea, air and land applications supporting military modernization and transformation initiatives. ESG also produces radar surveillance and tracking systems, acoustic signal processing systems, flat panels and other computer peripherals, signal intelligence products, ship networks and middleware to promote interoperability and compatibility with the military's new and existing systems. ESG's products are used on various front-line platforms, such as ships, amphibious operation platforms, surveillance aircraft, submarines and mobile ground platforms, and our power systems are installed on every combatant ship in the U.S. Navy, including destroyers, aircraft carriers and attack submarines. ESG is a leader in battlefield digitization programs for the U.S. Army and the British Army. The Group also provides technical support services, including worldwide field service, depot-level repair, equipment installation and integrated logistics for the Navy's fleet, avionics support for U.S. and international helicopter and airlift aircraft, hardware and software system engineering, and electronic manufacturing, testing and system integration services.

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

        Other includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the March 31, 2003 consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, goodwill and intangible assets, long-lived assets and acquired intangible assets, valuation of deferred tax assets and liabilities, and management estimates. For additional discussion of our critical accounting policies, see our MD&A in our March 31, 2003 Form 10-K.

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

Consolidated Summary

Three-Month Period Ended June 30, 2003, Compared with the Three-Month Period Ended June 30, 2002

        Consolidated revenues and operating income for the three-month period ended June 30, 2003 were $167.2 million and $16.4 million, respectively, as compared with revenues and operating income of $131.2 million and $12.7 million, respectively, in the corresponding prior-year period. The increase in first quarter revenues was primarily driven by our fiscal 2003 acquisitions. Collectively, these acquisitions contributed $61.1 million in revenues to the quarter. Partially offsetting the overall increase in revenues were decreases from our combat display workstations and related engineering volume, and certain advanced electronic manufacturing and integration services. Prior-year first quarter revenues included a total of $4.5 million from DRS Ahead Technology and DRS Advanced Programs, Inc., which were sold on May 27, 2002 and November 22, 2002, respectively. The overall increase in revenues, strong operating margins from certain fiscal 2003 acquisitions and the return to profitability of ESG's U.K. operating unit were the drivers of our operating income growth.

        Interest income decreased $0.1 million for the three-month period ended June 30, 2003, as compared with the prior-year period. The decrease in interest income reflects lower average cash and cash equivalents balances and lower interest rates during the quarter, as compared to the prior-year period. Interest and related expenses increased $0.7 million for the three-month period ended June 30, 2003, as compared with same period in 2002. The quarter-on-quarter increase in interest expense was primarily a result of an increase in our average borrowings outstanding in the first three months of fiscal 2004, offset in part by lower weighted average interest rates on such borrowings, as compared with the same prior-year period. The overall increase in our average borrowings was a result of our November 27, 2002 Paravant acquisition. We had no borrowings outstanding under our revolving credit facility during the three-month periods ended June 30, 2003 and 2002.

        The provision for income taxes for the quarter ended June 30, 2003, reflected an annual estimated effective income tax rate of approximately 44%, as compared with 46% in the prior-year period. Our effective income tax rate decreased as we anticipate utilizing the tax benefit associated with prior operating losses at our ESG U.K operating unit, which is now profitable, and the growth of our operations have reduced the effect of certain non-deductible expenses.

        Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended June 30, 2003 was $21.1 million, an increase of 41% over the same period in the prior year. See Use of Non-GAAP Financial Measures below.

  Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

			Three Months Ended Percent Changes
	Three Months Ended June 30,
			2003 vs. 2002
	2003	2002
	(dollars in thousands)
ESG
External revenues	$81,947	$34,911	134.7%
Operating income	$8,409	$1,343	526.1%
Operating margin	10.3%	3.8%	166.7%
EOSG
External revenues	$65,651	$69,503	(5.5%)
Operating income	$6,213	$9,764	(36.4%)
Operating margin	9.5%	14.0%	(32.6%)
FSCG
External revenues	$19,600	$25,475	(23.1%)
Operating income	$1,753	$2,257	(22.3%)
Operating margin	8.9%	8.9%	0.9%
Other
External revenues	$—	$1,349	(100.0%)
Operating loss	$(15)	$(691)	97.8%
Operating margin	N/A	(51.2%)	N/A

Electronic Systems Group

        Revenues increased $47.0 million, or 135%, to $81.9 million for the three-month period ended June 30, 2003, as compared with the corresponding prior-year period. Operating income increased $7.1 million to $8.4 million. The increase in revenues was driven primarily by our fiscal 2003 acquisitions of the Navy Controls Division of Eaton Corporation, Paravant Inc., Power Technology Incorporated and Kaman Electromagnetics Development Center (the ESG fiscal 2003 acquisitions)—all of which were acquired subsequent to June 30, 2002. Collectively the ESG fiscal 2003 acquisitions contributed $59.2 in revenues to the quarter ended June 30, 2003. Also favorably impacting revenues were increased sales of rugged computers and multi-function consoles from our U.K. operating unit. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations and related engineering volume, and certain search and navigation radar systems. Revenues for the three months ended June 30, 2002 included $3.2 million from DRS API which was sold in the third quarter of fiscal 2003. The increase in operating income was driven primarily by the

ESG fiscal 2003 acquisitions, which contributed $8.3 million to first quarter operating income, and our U.K. operating unit's return to profitability. These increases were partially offset by the impact of decreased revenue from certain products, particularly combat display workstations and related engineering volume. Fiscal 2004 first quarter operating income was also unfavorably impacted by charges of $0.9 million and $0.4 million for cost growth on certain surface search radar programs and for charges at the Group's U.K. operating unit, respectively. ESG's U.K. operating unit's charges included $0.3 million for cost growth on certain programs and $0.1 million for reorganization costs.

Electro-Optical Systems Group

        Revenues decreased $3.9 million, or 6%, to $65.7 million for the three-month period ended June 30, 2003, as compared with the corresponding prior-year period. The decrease in revenues was driven by a decrease in shipments of certain ground and maritime-based infrared targeting and imaging systems and commercial laser vision correction systems. Partially offsetting the overall decrease in revenues were increased sales from our airborne-based infrared targeting and imaging systems and uncooled infrared technology programs. Our October 15, 2002 acquisition of DKD, Inc. (Nytech) contributed $1.8 in revenues to the quarter ended June 30, 2003. The decrease in first quarter operating income, as compared with the corresponding prior-year period, was a result of the overall decrease in revenues and a $1.0 million charge for a thermal target and acquisition system program.

Flight Safety and Communications Group

        Revenues decreased $5.9 million, or 23%, to $19.6 million for the three-month period ended June 30, 2003, as compared with the corresponding prior-year period. Operating income decreased $0.5 million, or 22%, to $1.8 million. Decreased revenues from our advanced electronic manufacturing and integration services, mobile ground surveillance radar systems, mission data recorders and certain aviation repair services were partially offset by increased shipments of our high-speed digital cameras. The decrease in operating income was a result of the overall decrease in revenues, offset in part by improved margins on our high-speed digital imaging equipment. Operating income was also unfavorably impacted by a charge of $0.6 million for employee benefit liabilities in the Group's U.K. operating unit. The strengthening of the Canadian dollar, relative to the U.S. dollar, had a favorable impact on translated revenues and operating income recorded in the Group's Canadian operations.

Other

        The decreases in revenues and operating loss were attributable to our sale of substantially all of the assets and liabilities of DRS Ahead Technology on May 27, 2002. DRS Ahead Technology contributed $1.3 million of revenues and $0.4 million of operating losses to the three months ended June 30, 2002. Other also includes certain non-allocable general and administrative expenses at DRS Corporate.

Liquidity and Capital Resources

        The following table provides our cash flow data for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net cash provided by operating activities	$229	$1,080
Net cash used in investing activities	$(6,163)	$(4,815)
Net cash (used in) provided by financing activities	$(13)	$419

        Operating Activities    For the three months ended June 30, 2003, we generated $0.2 million of operating cash flow, $0.9 million less than the $1.1 million reported in the corresponding prior-year period. Net earnings increased $1.9 million, or 34%, over the prior-year quarter due mainly to the contribution of our prior-year acquisitions. Adjustments to reconcile net earnings to cash flows from operating activities increased $3.4 million over the corresponding prior-year period. Depreciation and amortization primarily increased as a result of our increased investment in our manufacturing facilities and equipment to upgrade our existing infrastructure. Amortization of deferred financing fees increased over the prior-year quarter related to fees that we incurred to increase our Credit Facility in the third quarter of fiscal 2003. These fees are amortized over the life of the Credit Facility and recorded as a component of interest expense. Non-cash activity in our inventory and accounts receivable reserve accounts increased in the first quarter of fiscal 2004, as compared with fiscal 2003. Changes in working capital accounts used $14.1 million in cash, as compared with the $8.0 million used in the corresponding prior-year period. The $14.1 million of cash used by working capital accounts resulted from an increase in inventories and decreases in accounts payable and accrued expenses and other current liabilities, partially offset by receivable collections and advanced payments received from customers. The increase in inventories resulted from timing of shipments of certain combat display workstations and related engineering volume and an expected build-up of inventory to meet anticipated sales on certain power control products, unmanned aerial vehicles and radar track management systems. The decrease in accounts payable resulted from the payments of our year-end balances. The decrease in accrued expenses and other current liabilities resulted from the payment of certain compensation related accruals and settlement of certain liabilities assumed in conjunction with our prior-year acquisitions. The receivable collections represent the liquidation of receivable balances primarily generated by our fiscal 2003 fourth quarter sales volume.

        Free cash flow (net cash provided by operating activities less capital expenditures) was negative $4.0 million and negative $3.1 million for the three months ended June 30, 2003 and 2002, respectively. See Use of Non-GAAP Measures below.

        Investing Activities    We paid $4.2 million for capital asset expenditures during the three months ended June 30, 2003 and 2002. Capital asset expenditures for fiscal 2004 are forecasted to be between $20.0 million and $30.0 million. It is our intention to manage the capital asset expenditures to the lower end of the forecasted range.

        During the prior fiscal year we completed several business combinations. The following table summarizes cash outflows during the three months ended June 30, 2003, related to those business combinations:

	Three Months Ended June 30, 2003
Fiscal 2003 Business Combinations	Working Capital Adjustment	Fiscal 2003 Acquisition- related Payments	Total
	(in thousands)
Navy Controls Division of Eaton Corporation (PCT)	$—	$81	$81
DKD, Inc (Nytech)	—	5	5
Paravant Inc.	—	1,494	1,494
Kaman Electromagnetics Development Center (EPT)	—	23	23
Power Technology Incorporated (PTI)	547	56	603

Total	$547	$1,659	$2,206

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

        Financing Activities    For the fiscal period ended June 30, 2003, net financing activities used approximately $13 thousand. Scheduled payments on our term loan were partially offset by proceeds from stock option exercises and short-term debt borrowings.

        We currently have a $338.6 million amended and restated credit agreement (the Credit Facility) with Wachovia Bank, N.A. as the Administrative Agent. The Credit Facility consists of a $125.0 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The maturity dates of the revolving line of credit and the term loan are September 30, 2006 and September 30, 2008, respectively. The term loan requires quarterly principal payments of $0.5 million through September 30, 2007 and four equal quarterly payments of $50.7 million thereafter ending on September 30, 2008. The Credit Facility is secured by a lien on substantially all of our assets. Borrowings under this Credit Facility bear interest, at our option, at either: a "base rate," as defined in the credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, plus a spread ranging from 1.25% to 2.25% per annum, depending on our Total Leverage Ratio (TLR) at the time of determination; or a LIBOR rate, as defined in the Credit Facility, plus a spread ranging from 2.25% to 3.25% per annum, depending on our TLR. The TLR is defined as total debt minus performance-based letters of credit, as compared with EBITDA, as defined in the Credit Facility. We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender of any letters of credit for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on our TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter-of-credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

        There are certain covenants and restrictions placed on us under our Credit Facility, including a maximum TLR and a minimum fixed-charge ratio, as defined in the credit agreement, a maximum amount of capital expenditures, a restriction on the payment of dividends on our capital stock, a limitation on the issuance of additional debt, a requirement that we offer to make prepayments on our term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if our adjusted leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00, and certain other restrictions. We were in compliance with all covenants under our Credit Facility at June 30, 2003. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the credit agreement, which is primarily based on accounts receivable and inventory balances. As of June 30, 2003, we had approximately $100.4 million of additional available credit, after satisfaction of our borrowing base requirement.

        As of June 30, 2003, $212.0 million of term loans were outstanding against the Credit Facility, in addition to which $27.7 million was contingently payable under letters of credit ($3.1 million of the letters of credit outstanding as of June 30, 2003 were issued and are not considered when determining the availability under our revolving line of credit). As of March 31, 2003, $212.5 million of term loans were outstanding under the Credit Facility. The effective interest rate on our term loans was 4.2% as of June 30, 2003. We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers. There were no borrowings under our revolving line of credit as of June 30, 2003.

        We have a mortgage note payable that is secured by our DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, DRS TS entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of June 30, 2003 was $3.3 million. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, we issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        Effective June 30, 2003, we entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on our variable rate senior secured term loan facility due September 30, 2008. These swap agreements exchanged the variable interest rate for a fixed interest rate on $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges.

        Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

  Contractual Obligations and Contingent Commitments

        The tables below present our contractual obligations and contingent commitments at June 30, 2003.

Contractual Obligations	As of June 30, 2003
	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt obligations	$223,867	$7,703	$7,865	$104,521	$103,778
Operating lease commitments	75,433	17,382	25,726	18,220	14,105

Total contractual obligations	$299,300	$25,085	$33,591	$122,741	$117,883

Contingent Commitments	As of June 30, 2003
	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Outstanding letters of credit under our Credit Facility	$24,551	$19,351	$—	$5,200	$—
Other outstanding letters of credit	3,116	1,660	1,456	—	—
Acquisition earnouts (A)	38,500	9,750	27,950	800	—

Total contingent commitments	$66,167	$30,761	$29,406	$6,000	$—

(A)
Represents contingent purchase price payments or "earnouts" for certain of our acquisitions that are contingent upon the receipt of post-acquisition orders at those acquired businesses. Any amount that we pay for the earnouts will be reported as payments pursuant to business combinations within investing activities on the consolidated statement of cash flows and will be recorded as an increase to goodwill for the acquisition. The last earnout period expires on December 31, 2009.

  Backlog

        Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long-term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which favors shorter delivery times. Accordingly, revenues for a particular period, or period-to-period comparisons of reported revenues and related backlog positions, may not be indicative of future results. Our backlog at June 30, 2003 and 2002, was $893.9 million and $610.4 million, respectively. The backlog at March 31, 2003 was $867.1 million. We booked approximately $193.4 million and $139.2 million in new orders during the first quarters of fiscal 2004 and 2003, respectively.

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

  Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). The standard establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have an impact on our consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have an impact on our consolidated financial position or results of operations.

  Use of Non-GAAP Financial Measures

        Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Earnings, Balance Sheets or Statements of Cash Flows of the Company. As required by the SEC's Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization) and "free cash flow" with the most directly comparable GAAP measure follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net earnings	$7,296	$5,434
Income taxes	5,732	4,629
Interest income	(337)	(478)
Interest and related expenses	3,029	2,283
Depreciation and amortization	5,408	3,161

EBITDA (A)	21,128	15,029
Income taxes	(5,732)	(4,629)
Interest income	337	478
Interest and related expenses	(3,029)	(2,283)
Deferred income taxes	161	(158)
Changes in assets and liabilities, net of effects from business combinations and divestitures	(14,087)	(8,006)
Other, net	1,451	649

Net cash provided by operating activities	229	1,080
Capital expenditures	(4,237)	(4,161)

Free cash flow (B)	$(4,008)	$(3,081)

(A)
We define EBITDA as net earnings before net interest and related expenses, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash provided by operating activities. The table above presents a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(B)
We disclose free cash flow because we believe that it is a measurement of cash flow generated that is available for investing and financing activities. Free cash flow is defined as cash from operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the three months ended June 30, 2003 is discussed below.

Derivative Financial Instruments

        On June 5, 2003, we entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on our variable rate senior secured term loan facility due September 30, 2008. These swap agreements exchanged the variable interest rate for a fixed interest rate on a total of $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiffs allege claims against us of infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common law trademark infringement. Although this action is still in discovery, and anticipated to go to trial in the fall of 2003, we believe we have meritorious defenses and do not believe the action will have a material adverse effect on our consolidated earnings, financial condition or liquidity.

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)    Reports on Form 8-K

        We filed the following current report on Form 8-K with the SEC during the three months ended June 30, 2003:

  1.
  On May 14, 2003, we furnished the press release of our financial results for the three months and year ended March 31, 2003.

        Subsequent to the quarter ended June 30, 2003, we filed the following current reports on Form 8-K with the SEC:

  1.
  On July 24, 2003, we furnished a press release with respect to the time of the 2003 Annual Meeting of our stockholders.

  2.
  On August 5, 2003, we furnished the press release of our financial results for the three months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: August 12, 2003	By:	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer

QuickLinks

Index to Quarterly Report on Form 10-Q For the Quarter Ended June 30, 2003
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES