Form 10-Q
period 2003-09-30
DRS TECHNOLOGIES INC
filed 2003-11-14
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/        No / /

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /x/         No / /

        As of November 13, 2003, 26,804,520 shares of DRS Technologies, Inc. common stock, $0.01 par value, were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$102,651	$95,938
Accounts receivable, net of allowances for doubtful accounts of $3.3 million and $2.9 million as of September 30, 2003 and March 31, 2003, respectively	138,834	163,048
Inventories, net	134,962	114,102
Prepaid expenses, deferred income taxes and other current assets	20,405	16,211

Total current assets	396,852	389,299

Property, plant and equipment, less accumulated depreciation and amortization of $61,275 and $53,151 at September 30, 2003 and March 31, 2003, respectively	87,585	87,610
Acquired intangible assets, net	45,902	44,781
Goodwill	437,906	436,863
Deferred income taxes and other noncurrent assets	12,837	13,568

Total assets	$981,082	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$7,615	$7,717
Short-term bank debt	195	521
Accounts payable	59,698	68,340
Accrued expenses and other current liabilities	209,842	212,697

Total current liabilities	277,350	289,275
Long-term debt, excluding current installments	215,529	216,837
Other liabilities	28,237	27,829

Total liabilities	521,116	533,941

Commitments and contingencies (Notes 6, 11 and 12)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at September 30, 2003 and March 31, 2003	—	—
Common Stock, $.01 par value per share. Authorized 30,000,000 shares; issued 22,481,348 and 22,421,986 shares at September 30, 2003 and March 31, 2003, respectively	225	224
Additional paid-in capital	344,509	343,605
Retained earnings	111,266	94,527
Accumulated other comprehensive earnings (losses)	3,966	(176)

Total stockholders' equity	459,966	438,180

Total liabilities and stockholders' equity	$981,082	$972,121

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues	$206,240	$161,196	$373,438	$292,434
Costs and expenses	185,009	144,473	335,847	263,038

Operating income	21,231	16,723	37,591	29,396
Interest income	179	205	516	683
Interest and related expenses	4,149	2,472	7,178	4,755
Other income (expense), net	152	131	(249)	(390)

Earnings before minority interest and income taxes	17,413	14,587	30,680	24,934
Minority interest	550	396	789	680

Earnings before income taxes	16,863	14,191	29,891	24,254
Income taxes	7,420	6,528	13,152	11,157

Net earnings	$9,443	$7,663	$16,739	$13,097

Net earnings per share of common stock:
Basic earnings per share	$0.42	$0.45	$0.75	$0.78
Diluted earnings per share	$0.41	$0.44	$0.73	$0.74

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net earnings	$16,739	$13,097
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	11,018	7,586
Deferred income taxes	82	(9)
Other, net	2,111	1,202
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Decrease in accounts receivable	25,557	33
(Increase) decrease in inventories	(19,431)	10,565
Increase in prepaid expenses and other current assets	(2,899)	(6,721)
Decrease in accounts payable	(9,195)	(7,428)
Decrease in accrued expenses and other current liabilities	(9,905)	(755)
Increase in customer advances	9,515	7,215
Other, net	687	(164)

Net cash provided by operating activities	24,279	24,621

Cash Flows from Investing Activities
Capital expenditures	(9,112)	(9,316)
Payments pursuant to business combinations, net of cash acquired	(7,568)	(93,600)
Other, net	321	206

Net cash used in investing activities	(16,359)	(102,710)

Cash Flows from Financing Activities
Net (payments) borrowings of short-term debt	(352)	678
Repayment of long-term debt	(1,410)	(895)
Proceeds from stock option exercises	572	334
Other, net	90	30

Net cash (used in) provided by financing activities	(1,100)	147

Effect of exchange rates on cash and cash equivalents	(107)	367

Net increase (decrease) in cash and cash equivalents	6,713	(77,575)
Cash and cash equivalents, beginning of period	95,938	117,782

Cash and cash equivalents, end of period	$102,651	$40,207

See accompanying Notes to Consolidated Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and its Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2003, the results of operations for the three- and six-month periods ended September 30, 2003 and 2002, and cash flows for the six-month periods ended September 30, 2003 and 2002. The results of operations for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 presentation.

        These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2003, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

2.     Stock-Based Compensation

        The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for a stock option granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the grant date of the award, or other measurement date, over the amount an employee or director must pay to acquire the stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair value based method provisions of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per-share data)
Net earnings, as reported	$9,443	$7,663	$16,739	$13,097
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	—	23	—	46
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(737)	(481)	(1,467)	(937)

Pro forma net earnings	$8,706	$7,205	$15,272	$12,206

Earnings per share:
Basic—as reported	$0.42	$0.45	$0.75	$0.78

Basic—pro forma	$0.39	$0.43	$0.68	$0.72

Diluted—as reported	$0.41	$0.44	$0.73	$0.74

Diluted—pro forma	$0.38	$0.41	$0.67	$0.69

3.     Inventories

        Inventories are summarized as follows:

	September 30, 2003	March 31, 2003
	(in thousands)
Work-in-process	$165,625	$142,083
Raw material and finished goods	13,021	13,139

	178,646	155,222
Less progress payments	(43,684)	(41,120)

Total	$134,962	$114,102

        Inventoried contract costs for the Company's businesses that are primarily government contractors include general and administrative (G&A) costs, including internal research and development costs (IRAD). G&A and IRAD are allowable, indirect contract costs under U.S. Government regulations. The Company allocates G&A and IRAD costs to certain contracts, and accounts for them as product costs, not as period expenses.

        The Company recorded costs for internal research and development amounting to $2.7 million and $3.6 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $6.6 million and $6.4 million, respectively, for the six-month periods then ended.

4.     Goodwill and Intangible Assets

        The following disclosure presents certain information about the Company's acquired intangible assets as of September 30, 2003 and March 31, 2003. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets Subject to Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(in thousands)
As of September 30, 2003
Technology-based intangibles	20 years	$27,305	$(7,150)	$20,155
Customer-related intangibles	18 years	29,990	(4,243)	25,747

Total		$57,295	$(11,393)	$45,902

As of March 31, 2003
Technology-based intangibles	21 years	$26,955	$(6,348)	$20,607
Customer-related intangibles	19 years	27,400	(3,226)	24,174

Total		$54,355	$(9,574)	$44,781

        The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2003 and 2002 was $0.9 million and $0.8 million, respectively, and for the six months ended September 30, 2003 and 2002, was $1.8 million and $1.4 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at September 30, 2003, is estimated to be $3.7 million for fiscal 2004, $3.5 million for fiscal 2005, and $3.4 million per year for fiscal 2006 through fiscal 2009.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2003 to September 30, 2003.

	Electronic Systems Group	Electro- Optical Systems Group	Flight Safety and Communications Group	Total
	(in thousands)
Balance as of March 31, 2003	$284,314	$121,116	$31,433	$436,863
Purchase price allocation adjustments on fiscal 2003 acquisitions	(6,798)	1,343	—	(5,455)
Working capital adjustment on fiscal 2003 acquisition of Power Technology Incorporated (PTI)	547	—	—	547
Acquisition earn-out—PTI	4,000			4,000
Foreign currency translation adjustment	423	—	1,528	1,951

Balance as of September 30, 2003	$282,486	$122,459	$32,961	$437,906

        The purchase price allocation adjustments in the previous table reflect the following:

	Amount of Adjustment
	(in thousands)
Electronic Systems Group
Kaman Electromagnetics Development Center	$(5,197	)(A)
Power Technology Incorporated	(2,063	)(B)
Navy Controls Division of Eaton Corporation	(493	)(C)
Paravant Inc.	955	(D)

Total	$(6,798)

Electro-Optical Systems Group
DKD, Inc. (Nytech)	$1,371	(E)
Unmanned Aerial Vehicle business of Meggitt Defense Systems	(28	)(F)

	$1,343

(A)
Reflects a purchase price allocation adjustment of $3.8 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Also reflects a $1.4 million decrease to goodwill for changes in estimates, primarily for certain acquired contracts, acquisition related costs and certain accrued expenses.

(B)
Reflects a purchase price allocation adjustment of $1.6 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Amount also reflects a net decrease to goodwill of $0.5 million for changes in estimates, primarily for certain acquired contracts, acquisition related costs and certain accrued expenses.

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

(F)
Reflects a decrease to goodwill for changes in estimated acquisition related costs.

        The $4.0 million acquisition earn-out adjustment represents a contingent purchase price payment or "earnout" for achieving certain milestones specified in the PTI purchase agreement.

5.     Product Warranties

        Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties as of September 30, 2003 and 2002, which is included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Balance, beginning of period	$19,365	$10,319
Acquisitions during the period	—	7,978
Accruals for product warranties issued during the period	2,904	1,488
Accruals related to pre-existing product warranties (including changes in estimates)	—	346
Settlements made during the period	(2,523)	(1,044)

Balance at end of period	$19,746	$19,087

6.     Debt

        A summary of debt is as follows:

	September 30, 2003	March 31, 2003
	(in thousands)
Term notes	$211,451	$212,525
Other obligations	11,888	12,550

	223,339	225,075
Less:
Current installments of long-term debt	7,615	7,717
Short-term bank debt	195	521

Total long-term debt	$215,529	$216,837

        In connection with its acquisition of Integrated Defense Technologies, Inc., on November 4, 2003, the Company entered into an amended and restated credit facility and issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (see note 12—Subsequent Events for additional discussion).

        At September 30, 2003, the Company had a $338.6 million credit agreement with Wachovia Bank, N.A. as the Administrative Agent (the original credit facility). The original credit facility consisted of a $125.0 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. The Company was in compliance with all covenants under its credit facility at September 30, 2003. Amounts available under the revolving line of credit were based upon a borrowing base calculation, as defined in the credit agreement. As of September 30, 2003, the Company had approximately $100.3 million of additional available credit, after satisfaction of its borrowing base requirement.

        As of September 30, 2003, $211.5 million of term loans were outstanding against the original credit facility, in addition to which $27.8 million was contingently payable under letters of credit (approximately $3.1 million of the letters of credit outstanding as of September 30, 2003 were issued under the Company's previous credit agreement, and are not considered when determining the availability under the Company's revolving line of credit). As of March 31, 2003, $212.5 million of term loans were outstanding under the original credit facility. The effective interest rate on the Company's term loans was 4.2% as of September 30, 2003 (4.4% as of March 31, 2003). There were no borrowings under the Company's revolving line of credit as of September 30, 2003 and March 31, 2003.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers.

        The Company has a mortgage note payable that is secured by its DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, DRS TS entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of September 30, 2003 and March 31, 2003 was $3.2 million and $3.3 million, respectively. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        On June 5, 2003, the Company entered into two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, on its variable rate senior secured term loan facility. These swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings. The swaps are continuing to be accounted for as cash flow hedges subsequent to the November 4, 2003 amending and restating of the Company's credit facility.

7.     Earnings Per Share

        The following table presents the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$9,443	$7,663	$16,739	$13,097

Weighted average common shares outstanding	22,466	16,863	22,452	16,853

Basic earnings per share	$0.42	$0.45	$0.75	$0.78

Diluted EPS computation
Net earnings	$9,443	$7,663	$16,739	$13,097

Diluted common shares outstanding:
Weighted average common shares outstanding	22,466	16,863	22,452	16,853
Stock options	498	711	506	756

Weighted average diluted shares outstanding	22,964	17,574	22,958	17,609

Diluted earnings per share	$0.41	$0.44	$0.73	$0.74

        At September 30, 2003, there were 1,295,497 options outstanding with weighted average exercise prices of $32.96 that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

8.     Comprehensive Earnings

        The components of comprehensive earnings for the three- and six-month periods ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net earnings	$9,443	$7,663	$16,739	$13,097
Other comprehensive earnings:
Foreign currency translation adjustments	243	(364)	3,478	2,096
Unrealized gains on hedging instruments arising during the period	611	128	664	146

Comprehensive earnings	$10,297	$7,427	$20,881	$15,339

9.     Operating Segments

        Through September 30, 2003, DRS operated in three principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG) and the Flight Safety and Communications Group (FSCG). All other operations are grouped in "Other." The Company will operate Integrated Defense Technologies, Inc. as a fourth operating segment called the Intelligence, Training and Test Group (see Note 12—Subsequent Events). During the fourth quarter of fiscal 2003, DRS Unmanned Technologies, Inc. was combined with DRS' Electro-Optical Systems Group for management purposes, based primarily on operational synergies. DRS Unmanned Technologies had previously been managed as part of Other. Prior-year balances and results of operations disclosed herein have been restated to give effect to this change. Information about the Company's segments as of and for the three- and six-month periods ended September 30, 2003 and 2002 is as follows:

	ESG	EOSG	FSCG	Other	Total
			(in thousands)
Three Months Ended September 30, 2003
Total revenues	$111,097	$75,058	$24,164	$—	$210,319
Intersegment revenues	(2,560)	(486)	(1,033)	—	(4,079)

External revenues	$108,537	$74,572	$23,131	$—	$206,240
Operating income (loss)	$10,862	$8,220	$2,164	$(15)	$21,231
Total assets	$469,963	$285,002	$110,584	$115,533	$981,082
Depreciation and amortization	$1,859	$2,689	$482	$580	$5,610
Capital expenditures	$1,024	$2,695	$71	$1,085	$4,875
Three Months Ended September 30, 2002
Total revenues	$69,045	$68,063	$25,245	$—	$162,353
Intersegment revenues	(82)	(14)	(1,061)	—	(1,157)

External revenues	$68,963	$68,049	$24,184	$—	$161,196
Operating income (loss)	$4,283	$9,904	$2,735	$(199)	$16,723
Total assets	$236,434	$255,267	$102,806	$58,528	$653,035
Depreciation and amortization	$1,347	$2,264	$479	$335	$4,425
Capital expenditures	$638	$2,955	$229	$1,333	$5,155
Six Months Ended September 30, 2003
Total revenues	$193,716	$140,769	$45,715	$—	$380,200
Intersegment revenues	(3,231)	(547)	(2,984)	—	(6,762)

External revenues	$190,485	$140,222	$42,731	$—	$373,438
Operating income (loss)	$19,271	$14,433	$3,917	$(30)	$37,591
Total assets	$469,963	$285,002	$110,584	$115,533	$981,082
Depreciation and amortization	$3,360	$5,611	$955	$1,092	$11,018
Capital expenditures	$2,515	$4,540	$238	$1,819	$9,112
Six Months Ended September 30, 2002
Total revenues	$103,956	$137,750	$52,554	$1,349	$295,609
Intersegment revenues	(82)	(198)	(2,895)	—	(3,175)

External revenues	$103,874	$137,552	$49,659	$1,349	$292,434
Operating income (loss)	$5,626	$19,668	$4,992	$(890)	$29,396
Total assets	$236,434	$255,267	$102,806	$58,528	$653,035
Depreciation and amortization	$1,818	$3,971	$1,169	$628	$7,586
Capital expenditures	$1,043	$6,364	$371	$1,538	$9,316

10.   Supplemental Cash Flow Information

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Cash paid for:
Income taxes	$5,896	$5,414
Interest	$5,419	$4,757
Noncash investing and financing activities:
Note receivable-sales of business unit	$—	$3,040
Acquisition costs for business combinations	$(3,230)	$2,500

11.   Contingencies

        The Company is engaged in providing products and services under contracts or subcontracts to the U.S. government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts are subject to extensive legal and regulatory requirements, and from time-to-time are investigated by U.S. agencies to determine the Company's compliance. Under U.S. government procurement regulations, for example, an indictment of the Company by a federal grand jury could result in suspension for a period of time from eligibility to receive awards of new contracts; a conviction could result in debarment from contracting with the federal government for a specified term. Since a substantial amount of the Company's revenues are derived from contracts or subcontracts with the U.S. and foreign governments, future revenues and profits will be dependent upon continued contract awards, the volume of those awards and the Company's performance and compliance with government regulations.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiff's claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. This action is in an extended discovery period, with trial anticipated in the fall or winter of 2003-04. DRS believes that it has meritorious defenses and does not believe the action will have a material adverse effect on the Company's financial position, results of operations or liquidity.

        The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

12.   Subsequent Events

        On November 4, 2003, DRS acquired all of the outstanding stock of Integrated Defense Technologies, Inc. (IDT) in a purchase business combination. The total merger consideration was $261.3 million in cash and 4,323,172 shares of DRS common stock, or an aggregate value of $367.4 million plus merger-related costs of approximately $5.0 million. The Company's common stock issued in the merger was valued at $24.55 per share using the average closing price of DRS's common stock a few days before and after the date the number of shares of DRS common stock to be issued was fixed. Upon closing of the merger the Company refinanced approximately $201.0 million of IDT's bank debt. The cash consideration for the merger and the IDT bank debt refinancing was completed with initial borrowings under the Company's amended and restated credit facility, the issuance of senior subordinated notes and existing cash on hand.

        IDT is a leading developer and provider of mission-critical, advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments.

        Simultaneous with the closing of the merger, the Company entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing DRS's previously existing senior credit facility. The amended and restated credit facility consist of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. The amended and restated credit facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is secured by liens on substantially all of the Company's, the subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the Company's subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the amended and restated credit facility. The Company drew down the full amount of the term loan to fund a portion of the merger, to repay certain of its and IDT's outstanding indebtedness and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the amended and restated credit facility bear interest, at the Company's option, at either: a "base rate", as defined in the amended and restated credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, or a LIBOR rate, as defined in the amended and restated credit agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on the Company's total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus a spread ranging from 1.0% to 1.25% per annum, depending on the Company's TLR. Term loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 2.25% to 2.50% per annum, depending on the Company's TLR. TLR is defined as total debt minus the sum of (A) performance-based letters of credit and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of cash and cash equivalents of the Company immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the amended and restated credit agreement. There are certain covenants and restrictions placed on DRS under the amended and restated credit facility, including, but not limited to, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and restrictions on equity issuances, payment of dividends on our capital stock, the issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that DRS make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if the Company's total leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00.

        The principal amount of revolving credit loans outstanding are due and payable in full on the fifth anniversary of the closing date of the IDT merger. The Company will repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September commencing on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment will equal $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment will equal approximately $55.5 million.

        Also in connection with the merger, on October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the notes was $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of the Company's available cash and initial borrowings under its amended and restated credit facility, were used to fund the IDT merger, repay certain of DRS's and IDT's outstanding indebtedness and pay related fees and expenses. The notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to: incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the notes.

13.   Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). The statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The statement was adopted by the Company effective July 1, 2003 and it did not have an impact on the Company's consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this statement for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and its Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of September 30, 2003, and for the three- and six-month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our March 31, 2003 Form 10-K.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of the Company's future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations, particularly Integrated Defense Technologies, Inc. (IDT), which represents our largest and most significant acquisition to date (see additional discussion of IDT below), the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        DRS Technologies, Inc., headquartered in Parsippany, New Jersey, provides leading edge products and services to defense, government intelligence and commercial customers. Focused on defense technology, DRS develops and manufactures a broad range of mission critical systems that positions the Company to support the military's near-term force modernization and emerging transformation initiatives. DRS's high-technology products and services are used by all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for 35 years. We hold leading market positions in thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems and deployable flight incident recorders. We also provide communications and surveillance systems, diagnostics and test systems, and training and simulation systems. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, LHD-8 Amphibious Assault Ships, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, High-Mobility Multi-purpose Wheeled Vehicles (HMMWV), OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet jet fighters, U.S. Army Patriot and U.S. Navy Tomahawk missile systems, and on many other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer, CVN-21 next generation aircraft carrier and Virginia class submarine. The Company employs 5,700 people worldwide.

Company Organization and Products

        Through September 30, 2003, we operated in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group and the Flight Safety and Communications Group. All other operations are grouped in Other. IDT will operate as our fourth operating segment, called the Intelligence, Training and Test Group.

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

Merger With Integrated Defense Technologies, Inc. and Related Financing

        On November 4, 2003, we acquired all of the outstanding stock of Integrated Defense Technologies, Inc. (IDT) in a purchase business combination. The total merger consideration was $261.3 million in cash and 4,323,172 shares of DRS common stock, or an aggregate value of $367.4 million plus merger-related costs of approximately $5.0 million. Upon closing of the merger we refinanced approximately $201.0 million of IDT's bank debt. The cash consideration for the merger and the IDT bank debt refinancing was completed with initial borrowings under our amended and restated credit facility, the issuance of senior subordinated notes and existing cash on hand.

        IDT is a leading developer and provider of mission-critical, advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments.

        Simultaneous with the closing of the merger, we entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. We drew down the full amount of the term loan to fund a portion of the merger, to repay certain of our and IDT's outstanding indebtedness and to pay related fees and expenses. There were no initial borrowings under our revolving line of credit. See Liquidity and Capital Resources below for additional information regarding our amended and restated credit facility.

        Also in connection with the merger, on October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The net proceeds from the offering of the notes was $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of our available cash and initial borrowings under our amended and restated credit facility, were used to fund the IDT merger, repay certain of DRS's and IDT's outstanding indebtedness and pay related fees and expenses.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the March 31, 2003 consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, goodwill and intangible assets, long-lived assets and acquired intangible assets, valuation of deferred tax assets and liabilities, and management estimates. For additional discussion of our critical accounting policies, see our MD&A in our March 31, 2003 Form 10-K.

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

Consolidated Summary

Three- and Six-Month Periods Ended September 30, 2003, Compared with the Three- and Six-Month Periods Ended September 30, 2002

        Consolidated revenues and operating income for the three-month period ended September 30, 2003 were $206.2 million and $21.2 million, respectively, as compared with revenues and operating income of $161.2 million and $16.7 million, respectively, in the corresponding prior-year period. The increase in second quarter revenues was primarily driven by our fiscal 2003 acquisitions of Paravant Inc. (Paravant), Kaman's Electromagnetics Development Center (now operating as DRS Electric Power Technologies, Inc.—DRS EPT), and Power Technology Incorporated (now operating as DRS Power Technology, Inc.—DRS PTI), all of which were acquired in the second half of fiscal 2003. The Paravant, DRS EPT, and DRS PTI acquisitions contributed a total of $36.1 million of revenues to the three months ended September 30, 2003. Also contributing to the overall growth in revenues were increased shipments of combat display workstations and ground and maritime-based infrared targeting and imaging systems. Partially offsetting the overall increase in revenues were decreases from certain surface ship communications systems and advanced electronic manufacturing and integration services. The overall increase in revenues was the primary driver of our operating income growth. Partially offsetting the increase in operating income were certain program-related charges (see Operating Segments discussion below). The Paravant, DRS EPT, and DRS PTI acquisitions contributed a total of $7.1 million of operating income to the three months ended September 30, 2003. During the third quarter of fiscal 2003 we sold our DRS Advanced Programs, Inc. (DRS API) operating unit. The three months ended September 30, 2002 included revenues and an operating loss of $3.5 million and $0.5 million, respectively, from DRS API.

        Consolidated revenues and operating income for the six-month period ended September 30, 2003 were $373.4 million and $37.6 million, respectively, as compared with revenues and operating income of $292.4 million and $29.4 million, respectively, in the corresponding prior-year period. The increase in year-to-date revenues was primarily a result of our fiscal 2003 acquisitions. In addition to Paravant, DRS EPT and DRS PTI, during fiscal 2003 we also acquired the Navy Controls Division of Eaton Corporation (now operating as DRS Power & Control Technologies, Inc.—DRS PCT) and two immaterial acquisitions. Our fiscal 2003 acquisitions contributed incremental revenues (i.e., current year-to-date period over prior year-to-date period) of $98.8 million to the six month period ended September 30, 2003. Partially offsetting the overall increase in revenues were decreases from advanced electronic manufacturing and integration services and certain surface ship communications systems. The overall increase in revenues was the primary driver of our operating income growth, offset in part by certain program-related charges (see Operating Segments discussion below). Our fiscal 2003 acquisitions contributed incremental operating income of $15.8 million to the six months ended September 30, 2003. The six months ended September 30, 2002 included revenues and an operating loss of $6.7 million and $0.7 million, respectively, from DRS API.

        Interest income decreased $26 thousand and $0.2 million for the three- and six-month periods ended September 30, 2003, respectively, as compared with the prior-year periods. The decreases in interest income reflect lower average cash and cash equivalents balances and lower interest rates during the fiscal 2004-quarter and year-to-date periods, as compared to the corresponding prior-year periods. Interest and related expenses increased $1.7 million and $2.4 million for the three- and six-month periods ended September 30, 2003, respectively, as compared with same periods in 2002. The increases in interest expense are a result of an increase in our average borrowings outstanding in fiscal 2004, as well as $0.9 million of fees associated with our subordinated bridge loan commitment to secure financing in the event that we were unable to successfully consummate the October 30, 2003 issuance of the Notes. Partially offsetting the overall increase in expense was the benefit of lower weighted average interest rates on such borrowings, as compared with the same prior-year period. The overall increase in our average borrowings was a result of our November 27, 2002 Paravant acquisition. We had no borrowings outstanding under our revolving credit facility during the three-and six-month periods ended September 30, 2003 and 2002.

        The provision for income taxes for the quarter and year-to-date periods ended September 30, 2003, reflect an annual estimated effective income tax rate of approximately 44%, as compared with 46% in the prior-year period. Our effective income tax rate decreased as we anticipate utilizing the tax benefit associated with prior operating losses at our ESG U.K. operating unit, which is now profitable, and the growth of our operations have reduced the effect of certain non-deductible expenses. Based on the impact of the acquisition of IDT, we anticipate that our effective tax rate will be 43% for the year ending March 31, 2004.

        Earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three- and six-month periods ended September 30, 2003 was $26.4 million and $47.6 million, respectively, increases of 27% and 32%, respectively, over the same periods in the prior year. See Use of Non-GAAP Financial Measures below.

  Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
	(in thousands, except for percentages)
ESG
External revenues	$108,537	$68,963	57.4%	$190,485	$103,874	83.4%
Operating income	$10,862	$4,283	153.6%	$19,271	$5,626	242.5%
Operating margin	10.0%	6.2%	61.1%	10.1%	5.4%	87.0%
EOSG
External revenues	$74,572	$68,049	9.6%	$140,222	$137,552	1.9%
Operating income	$8,220	$9,904	(17.0%)	$14,433	$19,668	(26.6%)
Operating margin	11.0%	14.6%	(24.7%)	10.3%	14.3%	(28.0%)
FSCG
External revenues	$23,131	$24,184	(4.4%)	$42,731	$49,659	(14.0%)
Operating income	$2,164	$2,735	(20.9%)	$3,917	$4,992	(21.5%)
Operating margin	9.4%	11.3%	(16.8%)	9.2%	10.1%	(8.9%)
Other
External revenues	$—	$—	N/A	$—	$1,349	(100.0%)
Operating loss	$(15)	$(199)	92.5%	$(30)	$(890)	96.6%
Operating margin	N/A	N/A	N/A	N/A	(66.0%)	N/A

Electronic Systems Group

        Revenues increased $39.6 million, or 57%, to $108.5 million for the three-month period ended September 30, 2003, as compared with the corresponding prior-year period. Operating income increased $6.6 million to $10.9 million. The increase in revenues was driven primarily by our fiscal 2003 acquisitions of DRS PCT, Paravant, DRS PTI and DRS EPT—all of which were acquired subsequent to September 30, 2002. Collectively these acquisitions contributed $36.1 million in revenues to the quarter ended September 30, 2003. Also favorably impacting revenues were increased shipments of combat display workstations and sales of rugged computers and multi-function consoles. Partially offsetting the overall increase in revenues were decreased shipments of certain search and navigation radar systems and decreased revenues from combat display workstation engineering volume. Revenues for the three months ended September 30, 2002 included $3.5 million from DRS API that was sold in the third quarter of fiscal 2003. The increase in operating income was driven primarily by the fiscal 2003 acquisitions mentioned above, which contributed $7.1 million to second quarter operating income, increased shipments of combat display workstations and our U.K. operating unit's return to profitability. These increases were partially offset by the impact of decreased revenue from certain products, particularly revenues from combat display workstation engineering volume. Fiscal 2004 second quarter operating income was also unfavorably impacted by certain charges totaling $3.7 million. The charges were recorded for program cost growth of $1.7 million on certain surface search radar programs and $2.0 million for various other programs. The three months ended September 30, 2002 included $0.8 million of charges related to cost growth and inventory write-offs on certain programs at our U.K. operating unit. DRS API recorded an operating loss of $0.5 million for the three months ended September 30, 2002.

        Revenues increased $86.6 million, or 83%, to $190.5 million for the six-month period ended September 30, 2003, as compared with the corresponding prior-year period. Operating income increased $13.6 million to $19.3 million. The increase in revenues was driven primarily by our fiscal 2003 acquisitions of DRS PCT, Paravant, DRS PTI and DRS EPT—which were acquired subsequent to September 30, 2002, except for NCD, which was acquired on July 1, 2002. Collectively these acquisitions contributed $95.3 million of incremental revenues to the six months ended September 30, 2003. Also favorably impacting revenues were increased sales of rugged computers and multi-function consoles. Partially offsetting the overall increase in revenues were decreased shipments of certain search and navigation radar systems and decreased revenues from combat display workstation engineering volume. Revenues for the six months ended September 30, 2002 included $6.7 million from DRS API which was sold in the third quarter of fiscal 2003. The increase in operating income was driven primarily by the fiscal 2003 acquisitions mentioned above, which contributed $15.5 million to operating income, and our U.K. operating unit's return to profitability. These increases were partially offset by charges totaling $5.3 million. The charges were recorded for program cost growth of $2.6 million on certain surface search radar programs and $2.7 million for various other programs. During the six months ended September 30, 2002, the group recorded $1.8 million of charges at its U.K. operating unit. The charges included $1.5 million for cost growth and inventory write-offs on certain programs and $0.3 million for employee severance. DRS API recorded an operating loss of $0.7 million for the six months ended September 30, 2002.

Electro-Optical Systems Group

        Revenues increased $6.5 million, or 10%, to $74.6 million for the three-month period ended September 30, 2003, as compared with the corresponding prior-year period. The increase in revenues was driven by an increase in our airborne-based infrared targeting and imaging systems and uncooled infrared technology programs. Also, our October 15, 2002 acquisition of DKD, Inc. (Nytech) contributed $1.7 in revenues to the quarter ended September 30, 2003. Partially offsetting the overall increase in revenues were decreased shipments of maritime-based infrared targeting and imaging systems and commercial laser vision correction systems. Operating income decreased $1.7 million, or 17%, to $8.2 million. The decrease in second quarter operating income, as compared with the corresponding prior-year period, primarily resulted from $1.9 million of net favorable program adjustments recorded during the three months ended September 30, 2002. The majority of the net favorable program adjustments resulted from a contract modification on a certain airborne-based infrared targeting and imaging system.

        Revenues increased $2.7 million, or 2%, to $140.2 million for the six-month period ended September 30, 2003, as compared with the corresponding prior-year period. The increase in revenues was driven by increased shipments of our airborne-based infrared targeting and imaging systems and uncooled infrared technology programs. Also, our acquisition of Nytech contributed $3.5 million in revenues to the six months ended September 30, 2003. Partially offsetting the overall increase in revenues were decreased shipments of certain ground and maritime-based infrared targeting and imaging systems and commercial laser vision correction systems. Operating income decreased $5.2 million to $14.4 million. The decrease in operating income resulted from decreased sales of our ground-based infrared targeting and imaging systems, which typically generate higher margins, and a $1.0 million charge for a thermal target and acquisition system program. The six months ended September 30, 2002 also included $1.9 million of net favorable program adjustments as discussed above.

Flight Safety and Communications Group

        Revenues decreased $1.1 million, or 4%, to $23.1 million for the three-month period ended September 30, 2003, as compared with the corresponding prior-year period. Operating income decreased $0.6 million, or 21%, to $2.2 million. Decreased revenues from our advanced electronic manufacturing and integration services, surface ship communications systems and certain digital tape format mission data recorders were only partially offset by increased shipments of our coastal border surveillance systems, airborne digital imaging systems and ultra-high-speed digital imaging systems. The decrease in operating income was a result of the overall decrease in revenues, as well as decreased operating margins on certain product lines due to unfavorable overhead absorption.

        Revenues decreased $6.9 million, or 14%, to $42.7 million for the six-month period ended September 30, 2003, as compared with the corresponding prior year period. Operating income decreased $1.1 million, or 22%, to $3.9 million. Consistent with the results for the quarter, decreased revenues from our advanced electronic manufacturing and integration services, surface ship communications systems and certain digital tape format mission data recorders were the primary drivers of the decrease. Partially offsetting the overall decrease in revenues were increased shipments of our airborne digital imaging systems, ultra-high-speed digital imaging systems and certain secure communications equipment. The decrease in operating income was a result of the overall decrease in revenues, decreased operating margins on certain product lines due to unfavorable overhead absorption and a $0.6 million charge for employee benefit liabilities in the group's U.K. operating unit.

Other

        The lower operating loss in the three months ended September 30, 2003, as compared with the corresponding prior year period, is a result of higher non-allocable Corporate expenses in the prior year period. The decrease in operating loss in the six months ended September 30, 2003, as compared with the same period in the prior year, was driven by our sale of substantially all of the assets and liabilities of our DRS Ahead Technology operating unit on May 27, 2002. DRS Ahead Technology contributed $1.3 million of revenues and $0.5 million of operating losses to the six months ended September 30, 2002.

Liquidity and Capital Resources

        The following table provides our cash flow data for the six months ended September 30, 2003 and 2002:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Net cash provided by operating activities	$24,279	$24,621
Net cash used in investing activities	$(16,359)	$(102,710)
Net cash (used in) provided by financing activities	$(1,100)	$147

        Operating Activities    For the six months ended September 30, 2003, we generated $24.3 million of operating cash flow, $0.3 million less than the $24.6 million reported in the corresponding prior-year period. Net earnings increased $3.6 million, or 28%, over the prior-year period due mainly to the contribution of our prior-year acquisitions. Adjustments to reconcile net earnings to cash flows from operating activities increased $4.4 million over the corresponding prior-year period. Depreciation and amortization primarily increased as a result of our fiscal 2003 acquisitions, as well as increased investments in our facilities and equipment to upgrade our existing infrastructure. Amortization of deferred financing fees increased over the prior-year period related to fees that we incurred to increase our credit facility in the third quarter of fiscal 2003. These fees are amortized over the life of the credit facility and are recorded as a component of interest expense. Non-cash activity in our inventory and accounts receivable reserve accounts increased in the first six months of fiscal 2004, as compared with fiscal 2003.

        Changes in working capital accounts used $5.7 million in cash, as compared with the $2.7 million generated in the corresponding prior-year period. The $5.7 million of cash used by working capital accounts resulted from increases in inventories and decreases in accounts payable and accrued expenses and other current liabilities, partially offset by receivable collections and advanced payments received from customers. The increase in inventories resulted from an expected build-up of inventory to meet anticipated sales on certain combat display workstations, power control products and unmanned aerial vehicles. The decrease in accounts payable reflects the payments of our year-end balances. The large accounts payable balance at March 31, 2003 represented our vendor debt required to fund our fourth quarter sales volume. Our trade payables have not reached these levels as of September 30, 2003. The decrease in accrued expenses and other current liabilities resulted primarily from the liquidation of certain acquisition-related program reserves, offset in part by an increase in our income taxes payable generated by our increased profitability.

        Free cash flow (net cash provided by operating activities less capital expenditures) was $15.2 million and $15.3 million for the six months ended September 30, 2003 and 2002, respectively. See Use of Non-GAAP Financial Measures below.

        Investing Activities    We paid $9.1 million and $9.3 million for capital asset expenditures during the six months ended September 30, 2003 and 2002, respectively. Capital asset expenditures for fiscal 2004 are forecasted to be between $25.0 million and $35.0 million. It is our intention to manage the capital asset expenditures to the lower end of the forecasted range.

        The following table summarizes cash outflows during the six months ended September 30, 2003 related to certain fiscal 2003 business combinations, as well as cash outflows associated with certain merger- related costs incurred in connection with our then pending acquisition of Integrated Defense Technologies, Inc.:

Business Combinations	Earn-Out Payments	Working Capital Adjustment	Acquisition Related Payments	Total
	(in thousands)
Navy Controls Division of Eaton Corporation	$—	$—	$292	$292
DKD, Inc (Nytech)	—	—	6	6
Paravant Inc.	—	—	1,729	1,729
Kaman Electromagnetics Development Center	—	—	84	84
Power Technology Incorporated	4,000	547	68	4,615
Integrated Defense Technologies, Inc.	—	—	842	842

Totals	$4,000	$547	$3,021	$7,568

        Financing Activities    For the fiscal period ended September 30, 2003, net financing activities used approximately $1.1 million. Scheduled payments on our term loan and net payments made on our short-term debt were partially offset by proceeds from stock option exercises.

        At September 30, 2003 we had a $338.6 million credit agreement with Wachovia Bank, N.A. as the Administrative Agent (the original credit facility). The original credit facility consisted of a $125.0 million senior secured revolving line of credit and a $213.6 million senior secured term loan facility. We were in compliance with all covenants under our original credit facility at September 30, 2003. Amounts available under the revolving line of credit were based upon a borrowing base calculation, as defined in the credit agreement. As of September 30, 2003, we had approximately $100.3 million of additional available credit, after satisfaction of our borrowing base requirement.

        As of September 30, 2003, $211.5 million of term loans were outstanding against the original credit facility, in addition to which $27.8 million was contingently payable under letters of credit (approximately $3.1 million of the letters of credit outstanding as of September 30, 2003 were issued and are not considered when determining the availability under the Company's revolving line of credit). As of March 31, 2003, $212.5 million of term loans were outstanding under the original credit facility. The effective interest rate on our term loans were 4.2% as of September 30, 2003 (4.4% as of March 31, 2003). There were no borrowings under our Company's revolving line of credit as of September 30, 2003 and March 31, 2003.

        From time to time we enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers.

        On November 4, 2003, in connection with its acquisition of Integrated Defense Technologies, Inc., the Company entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million to replace our original credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. The amended and restated credit facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is secured by liens on substantially all of our, the subsidiary guarantors' and certain of our other subsidiaries' assets and by a pledge of certain of our subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the amended and restated credit facility. The term loan requires quarterly principal payments beginning with a $590,000 payment on December 31, 2003. Borrowings under the amended and restated credit facility bear interest, at our option, at either: a "base rate", as defined in the amended and restated credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, or a LIBOR rate, as defined in the amended and restated credit agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on our total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus a spread ranging from 1.00% to 1.25% per annum, depending on our TLR. Term loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 2.25% to 2.50% per annum, depending on our TLR. TLR is defined as total debt minus the sum of (A) performance-based letters of credit and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of cash and cash equivalents of DRS immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the amended and restated credit agreement.

        There are certain covenants and restrictions placed on us under the amended and restated credit facility, including, but not limited to, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and restrictions on equity issuances, payment of dividends on our capital stock, the issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that we make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if our total leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00.

        The principal amount of revolving credit loans outstanding will be due and payable in full on the fifth anniversary of the closing date of the IDT merger. We will repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September commencing on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payments will equal $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment will equal approximately $55.5 million.

        Also in connection with the merger, on October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of our available cash and initial borrowings under our amended and restated credit facility, were used to fund the IDT merger, repay certain of DRS's and IDT's outstanding indebtedness and pay related fees and expenses. The notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to: incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the notes.

        We have a mortgage note payable that is secured by our DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, DRS TS entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of September 30, 2003 was $3.2 million. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, we issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. Payments of $5.0 million and $3.0 million are due on the first and second anniversaries of the closing, respectively.

        Effective June 30, 2003, we entered into two interest rate swap agreements each in the amount of $25.0 million, with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively. These swap agreements effectively convert the variable interest rate to a fixed interest rate on $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges. We are continuing to account for the swaps as cash flow hedges subsequent to the November 4, 2003 amending and restating of our credit facility.

        Based upon our anticipated level of future operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our amended and restated facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

  Contractual Obligations and Contingent Commitments

        The table below presents our contractual obligations at November 4, 2003, reflecting our current obligations based on our amended and restated credit facility and the issuance of the Notes.

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Long-term debt obligations	$597,693	$7,890	$8,180	$5,135	$576,488
Operating lease commitments	73,443	14,911	26,167	19,087	13,278

Total contractual obligations	$671,136	$22,801	$34,347	$24,222	$589,766

        The table below presents our contingent obligations at September 30, 2003.

	As of September 30, 2003
	Payments Due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contingent Obligations
Outstanding letters of credit under our credit facility	$24,663	$19,463	$5,200	$—	$—
Other outstanding letters of credit	3,116	1,660	1,456	—	—
Acquisition earnouts(A)	34,500	6,130	22,438	5,932	—

	$62,279	$27,253	$29,094	$5,932	$—

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

  Backlog

        Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long-term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which favors shorter delivery times. Accordingly, revenues for a particular period, or period-to-period comparisons of reported revenues and related backlog positions, may not be indicative of future results. Our backlog at September 30, 2003 and 2002 was $899.8 million and $651.5 million, respectively. The backlog at March 31, 2003 was $867.1 million. We booked $413.9 million and $269.8 million in new orders during the six months ended September 30, 2003 and 2002, respectively.

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

  Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). The statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The statement was adopted by us effective July 1, 2003 and it did not have an impact on our consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted this statement for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on our consolidated financial position or results of operations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net earnings	$9,443	$7,663	$16,739	$13,097
Income taxes	7,420	6,528	13,152	11,157
Interest income	(179)	(205)	(516)	(683)
Interest and related expenses	4,149	2,472	7,178	4,755
Depreciation and amortization	5,610	4,425	11,018	7,586

EBITDA(A)	26,443	20,883	47,571	35,912
Income taxes	(7,420)	(6,528)	(13,152)	(11,157)
Interest income	179	205	516	683
Interest and related expenses	(4,149)	(2,472)	(7,178)	(4,755)
Deferred income taxes	(79)	149	82	(9)
Changes in assets and liabilities, net of effects from business combinations and divestitures	8,416	10,751	(5,671)	2,745
Other, net	660	553	2,111	1,202

Net cash provided by operating activities	24,050	23,541	24,279	24,621
Capital expenditures	(4,875)	(5,155)	(9,112)	(9,316)

Free cash flow(B)	$19,175	$18,386	$15,167	$15,305

(A)
We define EBITDA as earnings before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(B)
We disclose free cash flow because we believe that it is a measurement of cash flow generated that is available for investing and financing activities. Free cash flow is defined as net cash provided by operating activities less capital expenditures. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        See Part II, Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a discussion of the Company's exposure to market risk. Significant changes to those risks subsequent to March 31, 2003 are discussed below.

Interest Rate Risk

        Simultaneous with the closing of the acquisition of Integrated Defense Technologies, Inc., on November 4, 2003 we entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. There were no initial borrowings under our revolving line of credit. Borrowings under the amended and restated credit facility bear interest at variable rates.

        Also in connection with the IDT acquisition, on October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. The interest rates on the Senior Subordinated Notes are fixed. The fair value of the Company's various debt instruments approximates their carrying value at November 4, 2003

Derivative Financial Instruments

        On June 5, 2003, we entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on our variable rate senior secured term loans. These swap agreements effectively convert the variable interest rate to a fixed interest rate on a total of $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. We are continuing to account for the swaps as cash flow hedges subsequent to the November 4, 2003 amending and restating of our credit facility.

Item 4.    Controls and Procedures

        (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiff's claims against us alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. This action is in an extended discovery period, with trial anticipated in the fall or winter of 2003-04. We believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings, financial condition or liquidity.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 6, 2003, the Company held its Annual Meeting of Stockholders at The Penn Club, Spruce Room, 30 W. 44th St., New York, New York, 10036. The following matters were submitted to a vote of stockholders:

  (i)
  To elect three Class II directors, each to hold office for a term of three years; and

  (ii)
  To consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as DRS' independent certified public accountants

        With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved all proposals as follows:

	For	Withheld
Proposal (i):
Mark N. Kaplan	14,806,391	5,621,677
Ira Albom	19,238,267	1,189,801
Dennis J. Reimer	19,703,120	724,948
	For	Abstain	Against
Proposal (ii):	19,955,774	9,193	463,101

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
4.1	Indenture dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to the Company's 6 7/8 Senior Subordinated Notes due 2013.
10.1
Second Amended and Restated Credit Agreement, dated as of November 4, 2003, by and among the Company, as Borrower, the lenders who are or may become a party to the agreement, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent and Fleet National Bank, as Documentation Agent.
10.2
Registration Rights Agreement dated as of October 30, 2003, by and among the Company, each of the Guarantors listed on Schedule I thereto, and Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC and Fleet Securities, Inc., as initial purchasers, relating to the Company's 6 7/8% Senior Subordinated Notes due 2013.
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
  (b)
  Reports on Form 8-K

        We filed the following current reports on Form 8-K with the SEC during the three months ended September 30, 2003:

  1.
  On July 24, 2003, we filed an 8-K, discussing under Item 5, the meeting time of the 2003 Annual Meeting of our stockholders.

  2.
  On August 5, 2003, we furnished an 8-K, discussing under Item 9, our financial results for the three months ended June 30, 2003.

  3.
  On August 18, 2003, we furnished an 8-K, discussing under Items 9 and 12, that we had entered into an Agreement and Plan of Merger, dated as of August 15, 2003, with Integrated Defense Technologies, Inc. ("IDT").

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: November 14, 2003	By:	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q For the Quarter Ended September 30, 2003
PART I—FINANCIAL INFORMATION
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES