Form 10-Q
period 2003-12-31
DRS TECHNOLOGIES INC
filed 2004-02-17
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-8533

DRS Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        As of February 12, 2004, 26,955,658 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	December 31, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$29,686	$95,938
Accounts receivable, net of allowances for doubtful accounts of $3.4 million and $2.9 million as of December 31, 2003 and March 31, 2003, respectively	240,675	163,048
Inventories, net	184,333	114,102
Prepaid expenses, deferred income taxes and other current assets	31,955	16,211

Total current assets	486,649	389,299

Property, plant and equipment, less accumulated depreciation and amortization of $64,913 and $53,151 at December 31, 2003 and March 31, 2003, respectively	149,293	87,610
Acquired intangible assets, net	98,312	44,781
Goodwill	878,572	436,863
Other noncurrent assets	31,416	13,568

Total assets	$1,644,242	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,887	$7,717
Short-term bank debt	1,180	521
Accounts payable	83,663	68,340
Accrued expenses and other current liabilities	347,361	212,697

Total current liabilities	438,091	289,275
Long-term debt, excluding current installments	586,417	216,837
Other liabilities	38,085	27,829

Total liabilities	1,062,593	533,941

Commitments and contingencies (Notes 7 and 12)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at December 31, 2003 and March 31, 2003	—	—
Common stock, $.01 par value per share. Authorized 30,000,000 shares; issued 26,915,158 and 22,421,986 shares at December 31, 2003 and March 31, 2003, respectively	269	224
Additional paid-in capital	452,929	343,605
Retained earnings	122,899	94,527
Accumulated other comprehensive earnings (losses)	7,149	(176)
Unamortized stock compensation	(1,597)	—

Total stockholders' equity	581,649	438,180

Total liabilities and stockholders' equity	$1,644,242	$972,121

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues	$280,636	$167,540	$654,074	$459,974
Costs and expenses	252,213	150,970	588,060	414,008

Operating income	28,423	16,570	66,014	45,966
Interest income	85	158	600	841
Interest and related expenses	7,513	2,653	14,691	7,408
Other expense (income), net	49	(14)	297	376

Earnings before minority interest and income taxes	20,946	14,089	51,626	39,023
Minority interest	537	373	1,326	1,053

Earnings before income taxes	20,409	13,716	50,300	37,970
Income taxes	8,776	6,310	21,928	17,467

Net earnings	$11,633	$7,406	$28,372	$20,503

Net earnings per share of common stock:
Basic earnings per share	$0.46	$0.42	$1.21	$1.20
Diluted earnings per share	$0.45	$0.41	$1.19	$1.15

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash Flows from Operating Activities
Net earnings	$28,372	$20,503
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	19,901	12,012
Deferred income taxes	220	(536)
Loss on sale of business	—	575
Other, net	4,912	2,486
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Decrease (increase) in accounts receivable	7,232	(7,743)
Increase in inventories	(23,816)	(4,055)
Increase in prepaid expenses and other current assets	(3,166)	(6,227)
Increase in accounts payable	1,279	4,510
Decrease in accrued expenses and other current liabilities	(4,399)	(3,222)
Increase in customer advances	7,719	6,607
Other, net	(159)	479

Net cash provided by operating activities	38,095	25,389

Cash Flows from Investing Activities
Capital expenditures	(15,869)	(13,196)
Payments pursuant to business combinations, net of cash acquired	(243,999)	(196,412)
Proceeds from sale of business	—	7,684
Other, net	1,158	213

Net cash used in investing activities	(258,710)	(201,711)

Cash Flows from Financing Activities
Net borrowings of short-term debt	487	755
Additional borrowings of long-term debt	236,165	81,500
Proceeds from senior subordinated notes	350,000	—
Debt issuance costs	(14,955)	(2,254)
Repayment of long-term debt	(419,347)	(19,969)
Proceeds from issuance of common stock	—	145,303
Proceeds from stock option exercises	1,041	581
Other, net	120	(136)

Net cash provided by financing activities	153,511	205,780

Effect of exchange rates on cash and cash equivalents	852	539

Net (decrease) increase in cash and cash equivalents	(66,252)	29,997
Cash and cash equivalents, beginning of period	95,938	117,782

Cash and cash equivalents, end of period	$29,686	$147,779

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc. and its Subsidiaries (DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2003, the results of operations for the three- and nine-month periods ended December 31, 2003 and 2002, and cash flows for the nine-month periods ended December 31, 2003 and 2002. The results of operations for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 presentation.

        These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2003, included in the Company's filing on Form S-4 with the Securities and Exchange Commission on February 2, 2004.

2.     Business Combinations

        On November 4, 2003, a wholly-owned subsidiary of the Company merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total Merger consideration consisted of $261.3 million in cash and 4,323,172 shares of DRS common stock, or an aggregate value of approximately $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT's capital leases. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $5.0 million. In accordance with EITF 99-12, the stock component of the consideration was valued at $24.55 per share using the average stock price of DRS common stock on the measurement date of the transaction, October 31, 2003, and a few days before and after the measurement date. Upon closing of the Merger, the Company repaid IDT's term loan in the amount of $200.8 million. The Company financed the Merger with borrowings under its amended and restated credit facility, the issuance of $350.0 million of senior subordinated notes (see footnote 7, "Debt", for a description of the amended and restated credit facility and the senior subordinated notes) and with existing cash on hand. The results of IDT's operations have been included in the Company's financial statements since the date of the Merger.

        Headquartered in Huntsville, Alabama, IDT is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Merger is expected to enhance DRS's content on key US Army and Navy weapons programs, contribute a significant new base of US Air Force programs and greatly expand DRS's intelligence agency business. IDT now operates as the Intelligence, Training and Test Group (ITTG), the Company's newly established and fourth operating segment.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Merger. The Company is in the process of obtaining third-party valuations of certain assets acquired and liabilities assumed, as well as performing its own internal assessment of the acquired contracts; thus the preliminary allocation of the purchase price, and such change could be significant. The Company expects to have the purchase price allocation substantially complete in the fourth quarter of fiscal 2004.

November 4, 2003
(in thousands)
Current assets	$168,133
Property, plant and equipment	62,684
Goodwill	441,617
Acquired intangible assets	54,000
Other assets	19,240

Total assets acquired	745,674

Acquired contract liabilities	88,635
Other current liabilities	67,770
Other long-term liabilities	216,868

Total liabilities assumed	373,273

Net assets acquired	$372,401

        The $441.6 million of goodwill was allocated to the Company's ITTG operating segment. The preliminary purchase price allocation reflects an estimate of $54.0 million of acquired intangible assets, which were assigned to customer-related intangibles, and are being amortized over a period of approximately 14 years. A $1.0 million increase/decrease in acquired intangible assets would result in an increase/decrease in amortization expense of approximately $71 thousand per fiscal year (assuming a 14-year useful life).

        The unaudited pro forma condensed combined financial information for the three months and nine-months ended December 31, 2003 and 2002, reflect the following transactions as if they occurred on the beginning of the respected periods presented:

  (i)
  The Merger of DRS Technologies, Inc. and Integrated Defense Technologies, Inc.

  (ii)
  Amending and restating of DRS's previous $338.6 million senior secured credit facility.

  (iii)
  Issuance of $350.0 million of 6 7/8% Senior Subordinated Notes due 2013.

  (iv)
  Repayment of IDT's term loan.

  (v)
  Issuance of 4.3 million shares of DRS common stock.

  (vi)
  IDT's November 1, 2002 acquisition of BAE Systems Aerospace Electronics Gaithersburg Operation (BAE Aerospace Electronics), a division of BAE Systems Aerospace Electronics, Inc., in a purchase business combination and related financing. DRS has presented the pro forma effect of IDT's November 1, 2002, acquisition of BAE Aerospace Electronics in IDT's pro forma results of operations for the three and nine-month periods ended December 31, 2002.

        The unaudited pro forma presentation reflects adjustments to IDT's results of operations to conform to DRS's accounting policies, including revenue recognition on certain acquired contracts and the capitalization of certain general and administrative costs.

        The unaudited pro forma adjustments related to the Merger are based on a preliminary purchase price allocation. Actual adjustments will be based on analyses of fair values of assets acquired and liabilities assumed, including acquired contracts, identifiable tangible and intangible assets, pensions and deferred tax assets and liabilities, and estimates of the useful lives of tangible and amortizable intangible assets, which will be completed after DRS obtains third-party appraisals, performs its own internal assessments and reviews all available data. Differences between the preliminary and final purchase price allocations could have a significant impact on the accompanying unaudited pro forma condensed combined financial statement information and DRS's future results of operations and financial position.

        The unaudited pro forma condensed combined financial statement information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Merger, IDT's acquisition of BAE Aerospace Electronics, the issuance of the Notes and common stock, and amending and restating DRS's credit facility been completed as of the beginning of the periods presented, or of the results of operations that may be attained by DRS in the future.

	Unaudited
	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenues	$312,858	$257,575	$865,027	$719,842
Net earnings	$12,194	$7,942	$31,298	$7,870
Earnings per share of common stock:
Basic earnings per share	$0.48	$0.45	$1.34	$0.46
Diluted earnings per share	$0.47	$0.44	$1.31	$0.44

        The nine months ended December 31, 2002 includes a charge of $20.7 million in connection with IDT's early retirement and refinancing of its prior credit facility.

3.     Stock-Based Compensation

        The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees, directors and consultants of the Company. As further described in footnote 14, "Subsequent Events", the Omnibus Plan was amended on January 22, 2004 to increase the maximum number of shares available for awards. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the grant date of the award, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the market value on the date of grant.

        On November 4, 2003, the Company awarded 66,450 shares of restricted common stock to certain employees, as permitted under the Omnibus Plan. The shares cliff vest at the end of a three-year period from the date of grant. Upon issuance of the restricted shares, unearned compensation of $1.7 million was charged to stockholders' equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year period. Compensation expense, net of the related tax effect, for the three and nine months ended December 31, 2003 was $56 thousand.

        The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair-value-based method provisions of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS 123. For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per-share data)
Net earnings, as reported	$11,633	$7,406	$28,372	$20,503
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	56	—	56	27
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(689)	(651)	(2,022)	(1,588)

Pro forma net earnings	$11,000	$6,755	$26,406	$18,942

Earnings per share:
Basic—as reported	$0.46	$0.42	$1.21	$1.20

Basic—pro forma	$0.44	$0.38	$1.13	$1.11

Diluted—as reported	$0.45	$0.41	$1.19	$1.15

Diluted—pro forma	$0.43	$0.37	$1.12	$1.06

4.     Inventories

        Inventories are summarized as follows:

	December 31, 2003	March 31, 2003
	(in thousands)
Work-in-process	$231,545	$142,083
Raw material and finished goods	24,771	13,139

	256,316	155,222
Less progress payments	(71,983)	(41,120)

Total	$184,333	$114,102

        Inventoried contract costs for the Company's businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD). G&A and IRAD are allowable, indirect contract costs under U.S. Government regulations. The Company allocates G&A and IRAD costs to certain contracts, and accounts for them as product costs, not as period expenses.

        The Company recorded costs for internal research and development amounting to $7.5 million and $3.5 million for the three-month periods ended December 31, 2003 and 2002, respectively, and $14.1 million and $10.0 million, respectively, for the nine-month periods then ended.

5.     Goodwill and Intangible Assets

        The following presents certain information about the Company's acquired intangible assets as of December 31, 2003 and March 31, 2003. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets Subject to Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of December 31, 2003
Technology-based intangibles	20 years	$27,305	$(7,595)	$19,710
Customer-related intangibles	15 years	83,990	(5,388)	78,602

Total		$111,295	$(12,983)	$98,312

As of March 31, 2003
Technology-based intangibles	21 years	$26,955	$(6,348)	$20,607
Customer-related intangibles	19 years	27,400	(3,226)	24,174

Total		$54,355	$(9,574)	$44,781

        The aggregate acquired intangible asset amortization expense for the three-month periods ended December 31, 2003 and 2002 was $1.6 million and $0.5 million, respectively, and for the nine months ended December 31, 2003 and 2002, was $3.4 million and $1.9 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at December 31, 2003, is estimated to be $5.2 million for fiscal 2004 and $7.3 million per year for fiscal 2005 through fiscal 2009.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2003 to December 31, 2003.

	Electronic Systems Group	Electro- Optical Systems Group	Flight Safety & Communications Group	Intelligence, Training & Test Group	Total
	(in thousands)
Balance as of March 31, 2003	$284,314	$121,116	$31,433	$—	$436,863
IDT Merger	—	—	—	441,617	441,617
Purchase price allocation adjustments on acquisitions completed in prior years	(6,798)	(1,088)	—	—	(7,886)
Working capital adjustment on fiscal 2003 acquisition of Power Technology Incorporated (PTI)	547	—	—	—	547
Acquisition earn-out—PTI	4,000	—	—	—	4,000
Foreign currency translation adjustment	1,048	—	2,383	—	3,431

Balance as of December 31, 2003	$283,111	$120,028	$33,816	$441,617	$878,572

        The purchase price allocation adjustments in the previous table reflect the following:

	Amount of Adjustment
	(in thousands)
Electronic Systems Group
Kaman Electromagnetics Development Center	$(5,197	)(A)
Power Technology Incorporated (PTI)	(2,063	)(B)
Navy Controls Division of Eaton Corporation	(493	)(C)
Paravant Inc.	955	(D)

Total	$(6,798)

Electro-Optical Systems Group
EOS Business of Raytheon Company	(2,431	)(E)
DKD, Inc. (Nytech)	$1,371	(F)
Unmanned Aerial Vehicle business of Meggitt Defense Systems	(28	)(G)

	$(1,088)

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

(E)
Reflects a decrease to goodwill for a change in estimate of an acquired unexercised contract option.

(F)
Reflects a purchase price allocation adjustment of $2.5 million (increase to goodwill) to adjust the fair value of certain acquired intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Amount also reflects a $1.1 million decrease in goodwill for changes in estimated acquisition related costs and accrued expenses.

(G)
Reflects a decrease to goodwill for changes in estimated acquisition related costs.

        The $4.0 million acquisition earn-out adjustment represents a contingent purchase price payment or "earnout" for achieving certain milestones specified in the PTI purchase agreement.

6.     Product Warranties

        Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties as of December 31, 2003 and 2002, which is included in accrued expenses and other current liabilities.

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
Balance, beginning of period	$19,365	$10,319
Acquisitions during the period	6,393	8,053
Accruals for product warranties issued during the period	3,938	1,854
Accruals related to pre-existing product warranties (including changes in estimates)	—	346
Settlements made during the period	(5,901)	(2,946)

Balance at end of period	$23,795	$17,626

7.     Debt

        A summary of debt is as follows:

	December 31, 2003	March 31, 2003
	(in thousands)
Senior subordinated notes	$350,000	$—
Term notes	235,410	212,525
Other obligations	8,074	12,550

	593,484	225,075
Less:
Current installments of long-term debt	5,887	7,717
Short-term bank debt	1,180	521

Total long-term debt	$586,417	$216,837

        On February 6, 2004, the Company entered into an amended and restated credit facility. See footnote 14, "Subsequent Events", for additional information.

        Simultaneous with the closing of the merger with IDT on November 4, 2003, the Company entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing DRS's previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. The amended and restated credit facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is secured by liens on substantially all of the Company's, the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the Company's subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the amended and restated credit facility. The Company drew down the full amount of the term loan to fund a portion of the Merger, to repay certain of its and IDT's outstanding indebtedness and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the amended and restated credit facility bear interest, at the Company's option, at either: a "base rate", as defined in the amended and restated credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, or a LIBOR rate, as defined in the amended and restated credit agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on the Company's total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus a spread ranging from 1.0% to 1.25% per annum, depending on the Company's TLR. Term loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 2.25% to 2.50% per annum, depending on the Company's TLR. TLR is defined as total debt minus the sum of (A) performance-based letters of credit and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of cash and cash equivalents of the Company immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the amended and restated credit agreement. The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. The Company pays commissions and issuance fees on its outstanding letters of credit and is obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter of credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter of credit issuance fees are charged at 0.125% per annum multiplied by the face amount of such letter of credit. Both letter of credit commissions and issuance fees are paid quarterly.

        The Company previously had a $240.0 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140.0 million and a $100.0 million revolving line of credit. Repayment terms, collateral, interest rates and other charges under the previous facility were substantially the same as those pursuant to the amended and restated credit agreement described above.

        There are certain covenants and restrictions placed on DRS under the amended and restated credit facility, including, but not limited to, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and restrictions on equity issuances, payment of dividends on our capital stock, the issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that DRS make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if the Company's total leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00. The Company was in compliance with all covenants under the amended and restated credit facility at December 31, 2003.

        The principal amount of revolving credit loans outstanding are due and payable in full on the fifth anniversary of the closing date of the IDT merger. The Company will repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment will equal $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment will equal approximately $55.5 million.

        As of December 31, 2003, $235.4 million of term loans were outstanding against the Credit Facility. In addition to the term loans, as of December 31, 2003, $52.1 million was contingently payable under letters of credit (approximately $1.5 million and $11.4 million of the letters of credit outstanding as of December 31, 2003 were issued under the Company's previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under the Company's revolving line of credit). As of December 31, 2003 we had $138.2 million available under our revolving line of credit. As of March 31, 2003, $212.5 million of term loans were outstanding under the original credit facility. The effective interest rate on the Company's term loans was 3.7% as of December 31, 2003 (4.4% as of March 31, 2003). There were no borrowings under the Company's revolving line of credit as of December 31, 2003 and March 31, 2003.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers.

        Also in connection with the Merger, on October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the Notes was $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of the Company's available cash and initial borrowings under its amended and restated credit facility, were used to fund a portion of the IDT Merger, repay certain of DRS's and IDT's outstanding indebtedness and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to: incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See footnote 13, "Guarantor and Non-guarantor Financial Statements" for additional disclosures. The fair value of the Notes approximates their carrying value at December 31, 2003.

        The Company has a mortgage note payable that is secured by its DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, Paravant entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of December 31, 2003 and March 31, 2003 was $3.2 million and $3.3 million, respectively. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. On October 14, 2003, the Company made a $5.0 million principal payment along with a $0.5 million payment for accrued interest. The remaining $3.0 million principal payment and related accrued interest is due on October 15, 2004.

        On June 5, 2003, the Company entered into two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, on its variable rate senior secured term loan facility. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings. The swaps continue to be accounted for as cash flow hedges on a portion of the term loan outstanding under the amended and restated credit facility.

8.     Earnings Per Share

        Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options and restricted stock.

        The following table presents the computations of basic and diluted earnings per share (EPS):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$11,633	$7,406	$28,372	$20,503

Weighted average common shares outstanding	25,222	17,592	23,379	17,100

Basic earnings per share	$0.46	$0.42	$1.21	$1.20

Diluted EPS computation
Net earnings	$11,633	$7,406	$28,372	$20,503

Diluted common shares outstanding:
Weighted average common shares outstanding	25,222	17,592	23,379	17,100
Stock options and restricted stock	477	620	499	710

Weighted average diluted shares outstanding	25,699	18,212	23,878	17,810

Diluted earnings per share	$0.45	$0.41	$1.19	$1.15

        At December 31, 2003, there were 1,259,674 options outstanding with weighted average exercise prices of $32.94 that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

9.     Comprehensive Earnings

        The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2003 and 2002 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Net earnings	$11,633	$7,406	$28,372	$20,503
Other comprehensive earnings:
Foreign currency translation adjustments	2,854	510	6,332	2,606
Unrealized gains on hedging instruments arising during the period	329	245	993	391

Comprehensive earnings	$14,816	$8,161	$35,697	$23,500

10.   Operating Segments

        At December 31, 2003, DRS operates in four principal operating segments on the basis of products and services offered: the Electronic Systems Group (ESG), the Electro-Optical Systems Group (EOSG), the Flight Safety and Communications Group (FSCG) and the Intelligence, Training & Test Group (ITTG). All other operations are grouped in "Other." As discussed in footnote 2, "Business Combinations", the ITTG operating segment was created in connection with the IDT Merger on November 4, 2003. During the fourth quarter of fiscal 2003, DRS Unmanned Technologies, Inc. was combined with DRS's Electro-Optical Systems Group for management purposes, based primarily on operational synergies. DRS Unmanned Technologies had previously been managed as part of Other. Prior-year balances and results of operations disclosed herein have been restated to give effect to this change. Information about the Company's operating segments as of and for the three- and nine-month periods ended December 31, 2003 and 2002 is as follows:

	ESG	EOSG	FSCG	ITTG	Other	Total
	(in thousands)
Three Months Ended December 31, 2003
Total revenues	$130,902	$78,357	$28,381	$51,763	$—	$289,403
Intersegment revenues	(7,966)	(416)	(385)	—	—	(8,767)

External revenues	$122,936	$77,941	$27,996	$51,763	$—	$280,636
Operating income (loss)	$11,775	$8,589	$3,504	$4,570	$(15)	$28,423
Total assets	$475,985	$285,620	$109,817	$725,077	$47,743	$1,644,242
Depreciation and amortization	$1,842	$2,954	$473	$2,913	$701	$8,883
Capital expenditures	$1,537	$1,872	$176	$1,786	$1,386	$6,757
Three Months Ended December 31, 2002
Total revenues	$80,356	$62,893	$26,226	$—	$—	$169,475
Intersegment revenues	(141)	(21)	(1,773)	—	—	(1,935)

External revenues	$80,215	$62,872	$24,453	$—	$—	$167,540
Operating income (loss)	$6,485	$7,175	$2,766	$—	$144	$16,570
Total assets	$397,326	$281,514	$103,726	$—	$157,228	$939,794
Depreciation and amortization	$1,067	$2,427	$518	$—	$414	$4,426
Capital expenditures	$937	$1,486	$164	$—	$1,293	$3,880
Nine Months Ended December 31, 2003
Total revenues	$324,618	$219,125	$74,096	$51,764	$—	$669,603
Intersegment revenues	(11,197)	(963)	(3,369)	—	—	(15,529)

External revenues	$313,421	$218,162	$70,727	$51,764	$—	$654,074
Operating income (loss)	$31,046	$23,022	$7,421	$4,570	$(45)	$66,014
Total assets	$475,985	$285,620	$109,817	$725,077	$47,743	$1,644,242
Depreciation and amortization	$5,202	$8,565	$1,428	$2,913	$1,793	$19,901
Capital expenditures	$4,052	$6,412	$414	$1,786	$3,205	$15,869
Nine Months Ended December 31, 2002
Total revenues	$184,312	$200,643	$78,780	$—	$1,349	$465,084
Intersegment revenues	(223)	(219)	(4,668)	—	—	(5,110)

External revenues	$184,089	$200,424	$74,112	$—	$1,349	$459,974
Operating income (loss)	$12,111	$26,844	$7,758	$—	$(747)	$45,966
Total assets	$397,326	$281,514	$103,726	$—	$157,228	$939,794
Depreciation and amortization	$2,885	$6,398	$1,687	$—	$1,042	$12,012
Capital expenditures	$1,980	$7,850	$535	$—	$2,831	$13,196

11.   Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
Cash paid for:
Income Taxes	$6,664	$9,465
Interest	$8,656	$8,156
Noncash investing and financing activities:
Note receivable from sale of operating units	$—	$3,010
Acquisition costs for business combinations, net	$318	$5,590
Promissory note—Nytech acquisition	$—	$8,000

12.   Contingencies

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiff's claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In its answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. This action is expected to go to trial in the summer of 2004. DRS believes that it has meritorious defenses and does not believe the action will have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law), and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT by the Company, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS) pursuant to CERCLA regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs), for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on the Company, nor, to the Company's knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who has reviewed the existing documentation. While it is too soon to determine the ultimate financial implications to the Company, based upon the Company's knowledge of the current facts and circumstances surrounding this matter, the Company does not believe the total costs to the Company with respect to this matter will be material.

        The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

13.   Guarantor and Non-Guarantor Financial Statements

        As further discussed in footnote 7, "Debt", in connection with the Merger with IDT, the Company issued $350.0 million 6 7/8% Senior Subordinated Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the notes.

        The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2003 and March 31, 2003, the related condensed consolidating statements of earnings for each of the three- and nine-months periods ended December 31, 2003 and 2002 and the related condensed consolidating statements of cash flows for the nine months ended December 31, 2003 and 2002 for:

  a)
  DRS Technologies Inc. (the Parent),

  b)
  the Guarantor Subsidiaries,

  c)
  the Non-guarantor Subsidiaries, and

  d)
  DRS Technologies, Inc. on a consolidated basis

        The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-guarantor subsidiaries.

        The Guarantor and Non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for each of the Guarantor and Non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$21,530	$5,318	$2,838	$—	$29,686
Accounts receivable, net	3	206,677	33,995	—	240,675
Inventories, net	—	144,189	40,144	—	184,333
Prepaid expenses and other current assets	3,874	26,474	1,607	—	31,955

Total current assets	25,407	382,658	78,584	—	486,649

Property, plant and equipment, net	9,239	133,799	6,255	—	149,293
Acquired intangibles, net	—	98,312	—	—	98,312
Goodwill	—	844,603	33,969	—	878,572
Deferred income taxes and other noncurrent assets	26,650	4,786	943	(963)	31,416
Investment in subsidiaries	731,378	36,006	—	(767,384)	—
Intercompany receivables	259,867	81,166	20,606	(361,639)	—

Total assets	$1,052,541	$1,581,330	$140,357	$(1,129,986)	$1,644,242

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$527	$—	$—	$5,887
Short-term bank debt	—	—	1,180	—	1,180
Accounts payable	3,818	66,631	13,214	—	83,663
Accrued expenses and other current liabilities	17,034	307,173	23,154	—	347,361

Total current liabilities	26,212	374,331	37,548	—	438,091

Long-term debt, excluding current installments	583,050	3,367	—	—	586,417
Intercompany payables	—	317,358	48,752	(366,110)	—
Other liabilities	15,067	18,630	5,351	(963)	38,085

Total liabilities	624,329	713,686	91,651	(367,073)	1,062,593

Total stockholders' equity	428,212	867,644	48,706	(762,913)	581,649

Total liabilities and stockholders' equity	$1,052,541	$1,581,330	$140,357	$(1,129,986)	$1,644,242

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of March 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$88,114	$3,251	$4,573	$—	$95,938
Accounts receivable, net	3	113,933	49,112	—	163,048
Inventories, net	—	90,811	23,338	(47)	114,102
Prepaid expenses and other current assets	3,723	10,686	1,802	—	16,211

Total current assets	91,840	218,681	78,825	(47)	389,299

Property, plant and equipment, net	8,056	73,400	6,154	—	87,610
Acquired intangibles, net	—	44,781	—	—	44,781
Goodwill	—	407,338	29,525	—	436,863
Deferred income taxes and other noncurrent assets	12,404	1,141	817	(794)	13,568
Investment in subsidiaries	357,858	35,985	—	(393,843)	—
Intercompany receivables	103,967	44,823	23,801	(172,591)	—

Total Assets	$574,125	$826,149	$139,122	$(567,275)	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$7,150	$567	$—	$—	$7,717
Short-term bank debt	—	—	521	—	521
Accounts payable	1,182	51,562	15,596	—	68,340
Accrued expenses and other current liabilities	11,462	174,921	26,314	—	212,697

Total current liabilities	19,794	227,050	42,431	—	289,275

Long-term debt, excluding current installments	213,375	3,462	—	—	216,837
Intercompany payables	—	125,160	47,355	(172,515)	—
Other liabilities	16,196	8,111	4,316	(794)	27,829

Total liabilities	249,365	363,783	94,102	(173,309)	533,941

Total stockholders' equity	324,760	462,366	45,020	(393,966)	438,180

Total liabilities and stockholders' equity	$574,125	$826,149	$139,122	$(567,275)	$972,121

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$233,028	$61,207	$(13,599)	$280,636
Costs and expenses	15	207,993	57,806	(13,601)	252,213

Operating income	(15)	25,035	3,401	2	28,423
Interest income	72	1	12	—	85
Interest and related expenses	7,429	52	32	—	7,513
Other (expense) income, net	63	184	(296)	—	(49)
Management fees	358	(246)	(112)	—	—
Royalties	501	—	(501)	—	—
Intercompany interest	1,068	(514)	(300)	(254)	—

Earnings before minority interest and income taxes	(5,382)	24,408	2,172	(252)	20,946
Minority interests	—	—	537	—	537

Earnings before income taxes	(5,382)	24,408	1,635	(252)	20,409
Income taxes	(2,329)	10,510	706	(111)	8,776

Net earnings	$(3,053)	$13,898	$929	$(141)	$11,633

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$124,272	$60,248	$(16,980)	$167,540
Costs and expenses	(143)	111,001	57,080	(16,968)	150,970

Operating income	143	13,271	3,168	(12)	16,570
Interest income	158	—	—	—	158
Interest and related expenses	2,536	11	106	—	2,653
Other (expense) income, net	43	7	(36)	—	14
Management fees	247	(279)	32	—	—
Royalties	2,188	(1,863)	(325)	—	—
Intercompany interest	1,277	(1,108)	(169)	—	—

Earnings before minority interest and income taxes	1,520	10,017	2,564	(12)	14,089
Minority interests	—	—	373	—	373

Earnings before income taxes	1,520	10,017	2,191	(12)	13,716
Income taxes	700	4,607	1,009	(6)	6,310

Net earnings	$820	$5,410	$1,182	$(6)	$7,406

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$541,819	$121,770	$(9,515)	$654,074
Costs and expenses	45	483,354	114,176	(9,515)	588,060

Operating income	(45)	58,465	7,594	—	66,014
Interest income	472	1	127	—	600
Interest and related expenses	14,249	221	221	—	14,691
Other (expense) income, net	152	291	(740)	—	(297)
Management fees	904	(740)	(164)	—	—
Royalties	1,083	—	(1,083)	—	—
Intercompany interest	2,154	(1,245)	(909)	—	—

(Loss) earnings before minority interest and income taxes	(9,529)	56,551	4,604	—	51,626
Minority interests	—	—	1,326	—	1,326

(Loss) earnings before income taxes	(9,529)	56,551	3,278	—	50,300
Income taxes	(4,154)	24,653	1,429	—	21,928

Net (loss) earnings	$(5,375)	$31,898	$1,849	$—	$28,372

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,349	$349,130	$123,353	$(13,858)	$459,974
Costs and expenses	2,096	309,916	115,842	(13,846)	414,008

Operating income	(747)	39,214	7,511	(12)	45,966
Interest income	841	—	—	—	841
Interest and related expenses	7,142	16	250	—	7,408
Other (expense) income, net	(140)	32	(268)	—	(376)
Management fees	633	(564)	(69)	—	—
Royalties	5,811	(4,943)	(868)	—	—
Intercompany interest	5,613	(4,937)	(676)	—	—

Earnings before minority interest and income taxes	4,869	28,786	5,380	(12)	39,023
Minority interests	—	—	1,053	—	1,053

Earnings before income taxes	4,869	28,786	4,327	(12)	37,970
Income taxes	2,240	13,242	1,991	(6)	17,467

Net earnings	$2,629	$15,544	$2,336	$(6)	$20,503

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,147)	$55,113	$3,129	$—	$38,095

Cash Flows from Investing Activities
Capital expenditures	(3,207)	(11,918)	(744)	—	(15,869)
Payments pursuant to business combinations, net of cash acquired	(243,999)	—	—	—	(243,999)
Other investing activities	325	835	(2)	—	1,158

Net cash used in investing activities	(246,881)	(11,083)	(746)	—	(258,710)

Cash Flows from Financing Activities
Net borrowings of short-term debt	—	—	487	—	487
Repayments of long-term debt	(418,891)	(456)	—	—	(419,347)
Proceeds from senior subordinated notes	350,000	—	—	—	350,000
Borrowings of long-term debt	236,000	165	—	—	236,165
Debt issuance costs	(14,955)	—	—	—	(14,955)
Proceeds from stock option exercises	1,041	—	—	—	1,041
Borrowings from (repayments to) Parent	47,129	(41,672)	(5,457)	—	—
Other	120	—	—	—	120

Net cash provided by (used in) financing activities	200,444	(41,963)	(4,970)	—	153,511

Effects of exchange rates on cash and cash equivalents	—	—	852	—	852

Net (decrease) increase in cash and cash equivalents	(66,584)	2,067	(1,735)	—	(66,252)
Cash and cash equivalents, beginning of period	88,114	3,251	4,573	—	95,938

Cash and cash equivalents, end of period	$21,530	$5,318	$2,838	$—	$29,686

DRS Technologies, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(15,498)	$32,633	$8,255	$—	$25,389

Cash Flows from Investing Activities
Capital expenditures	(1,801)	(10,760)	(635)	—	(13,196)
Payments pursuant to business combinations, net of cash acquired	(196,412)	—	—	—	(196,412)
Proceeds from sales of businesses	7,684	—	—	—	7,684
Other investing activities	89	(14)	138	—	213

Net cash used in investing activities	(190,440)	(10,774)	(497)	—	(201,711)

Cash Flows from Financing Activities
Net (payments) borrowings of short- term debt	(54)	—	809	—	755
Repayments of long-term debt	(7,737)	(12,037)	(195)	—	(19,969)
Borrowings of long-term debt	81,500	—	—	—	81,500
Debt issuance costs	(2,254)	—	—	—	(2,254)
Proceeds from sale of common stock	145,303	—	—	—	145,303
Proceeds from stock option exercises	581	—	—	—	581
Borrowings from (repayments to) Parent Company	22,487	(14,506)	(7,982)	—	—
Other	(136)	—	—	—	(136)

Net cash provided by (used in) financing activities	239,690	(26,543)	(7,368)	—	205,780

Effects of exchange rates on cash and cash equivalents	—	—	539	—	539

Net increase (decrease) in cash and cash equivalents	33,752	(4,684)	929	—	29,997
Cash and cash equivalents, beginning of period	102,213	9,112	6,457	—	117,782

Cash and cash equivalents, end of period	$135,965	$4,428	$7,386	$—	$147,779

14.   Subsequent Events

        On February 6, 2004, the Company amended its credit facility to reduce the interest rate thereunder with respect to term loans. As of the effective date of such amendment, term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75% and term loans that are base rate loans bear interest at the base rate plus 0.50%. The credit facility also permits the Company to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity.

        On January 22, 2004 a special meeting of the Company's stockholders was held, at which the Company's stockholders approved an amendment to its certificate of incorporation to increase the Company's authorized common stock from 30,000,000 shares to 50,000,000 shares. In addition, the Company's stockholders approved an amendment and restatement of the Company's 1996 Ominibus Plan to (a) increase the maximum number of shares available for award from 3,875,000 to 5,875,000 and (b) make certain other non-material changes to the Company's plan. The Company's Board of Directors approved the amendments on November 6, 2003.

15.   Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for DRS's fiscal year ending March 31, 2004, and the quarterly disclosure requirements are effective for DRS's interim periods beginning with the quarter ending June 30, 2004.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). The statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The statement was adopted by the Company effective July 1, 2003 and it did not have an impact on the Company's consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis (MD&A) of the consolidated financial condition and results of operations of DRS Technologies, Inc. and its Subsidiaries (hereinafter, we, us, our, the Company or DRS) as of December 31, 2003, and for the three- and nine-month periods ended December 31, 2003 and 2002. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained in our February 2, 2004 filing on Form S-4 with the Securities and Exchange Commission.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of the Company's future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations, particularly Integrated Defense Technologies, Inc., which represents our largest and most significant acquisition to date (see "Merger With Integrated Defense Technologies, Inc." below); the uncertainty of acceptance of new products and successful bidding and re-bidding for new and existing contracts, respectively; the effect of technological changes or obsolescence relating to our products and services and the effects of government regulation or shifts in the U.S government's domestic and foreign policy, as they may relate to our products and services, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        DRS Technologies, Inc., headquartered in Parsippany, New Jersey, is a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major defense and aerospace prime contractors, government intelligence agencies, international military forces and certain industrial markets. Incorporated in 1968, we have served the defense industry for 35 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Virginia class submarines and on other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer and the CVN-21 next generation aircraft carrier. We employ approximately 5,700 people worldwide.

Merger With Integrated Defense Technologies, Inc.

        On November 4, 2003, we acquired all of the outstanding stock of Integrated Defense Technologies, Inc. (IDT) in a purchase business combination. The total merger consideration was

$367.4 million including $261.3 million in cash and 4,323,172 shares of our common stock valued at $24.55 per share, plus merger-related costs of approximately $5.0 million. Upon closing of the merger we refinanced approximately $200.8 million of IDT's bank debt. The cash consideration for the merger and the IDT bank debt were refinanced with initial borrowings under our amended and restated credit facility, the issuance of 6 7/8% senior subordinated notes due 2013 and existing cash on hand. IDT is a developer and provider of mission-critical, advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments.

        We believe IDT's products and technologies complement our program and military platform experience and that IDT is well positioned to leverage the military's near-term force modernization and emerging transformation initiatives through its complementary programs, depth of engineering talent, commitment to investments in research and development, and breadth of technology. Many of IDT's products are vital components of systems considered mission critical or mission essential to the operational goals of the U.S. Department of Defense.

        We believe that the merger with IDT provides us with several strategic benefits, including the following:

  •
  IDT expands our customer penetration by placing our products on a new base of U.S. Air Force programs, increasing our content on key Army and Navy weapons programs and significantly expanding our intelligence business;

  •
  IDT further diversifies and expands our program portfolio;

  •
  IDT provides additional technology and expertise in power generation. IDT's power generation leadership, including strong market position on a U.S. Army hybrid electric drive program, as well as a leading position in power distribution switchgear for the LHD-8 Amphibious Assault Ship under development at Northrop Grumman Ship Systems, complements our strong presence in the Naval power systems business.

        Simultaneous with the closing of the merger, we entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. We utilized the full amount of the term loan to fund a portion of the merger, to repay certain of our and IDT's outstanding indebtedness, and to pay related fees and expenses. There were no initial borrowings under our revolving line of credit. See "Liquidity and Capital Resources" below for additional information regarding our amended and restated credit facility.

        Also in connection with the merger, on October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The net proceeds from the offering of the notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering.

Company Organization and Products

        At December 31, 2003, we operated in four principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses: the Electronic Systems Group, the Electro-Optical Systems Group, the Flight Safety and Communications Group and the Intelligence, Training and Test Group. All other operations are grouped in Other. The Intelligence, Training and Test Group became our fourth operating segment following our merger with IDT on November 4, 2003.

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

        Our Flight Safety and Communications Group (FSCG) is a leader in deployable flight incident recorders and emergency locator beacon systems used by military and commercial search and rescue platforms to locate downed aircraft. FSCG also is a leader in the supply of Link 11 data transmission products supporting coordinated theater warfare and enhanced tactical command and control operations. FSCG provides tactical data link communication products, secure modems, telephonic products and next-generation secure voice and data communications systems for advanced digital communications networks. These technologies support the crucial exchange of tactical command and control data with ship, shore and air platforms and have applicability to the Joint Fires Network to support a network-centric warfare system for real-time intelligence correlation, sensor control, target generation, mission planning and battle damage assessment. The group also designs and produces fully integrated non-secure Naval ship communication systems, ground radar surveillance systems, infrared search and track systems, aircraft mission recording systems, aircraft weapons calibration systems and high-speed digital imaging systems for U.S. and international defense, aerospace and commercial customers. FSCG's equipment operates on board a wide range of U.S., Canadian and other international surface ships, carriers, fixed-wing aircraft, helicopters, ground vehicles, soldier systems and commercial space-based platforms. In addition, FSCG provides electronic manufacturing services to the defense, aerospace, commercial and space industries.

        Our Intelligence, Training and Test Group (ITTG) is a leading developer and provider of mission-critical, advanced electronics and technology products for the defense and intelligence industries. ITTG systems, subsystems, and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments. Many of ITTG's products are vital components of systems considered mission critical or mission essential to the operational goals of the U.S. Department of Defense. With a diversified base of over 500 products on approximately 250 programs, ITTG's systems are installed on or support 275 platforms. These platforms include the U.S. Air Force F-16 Fighting Falcon, C-17 Globemaster II, C-130 Hercules and U.S. Navy F/A 18 Hornet; U.S. Navy DDG Aegis destroyer, LHD-8 Amphibious Assault Ship and Trident submarine; US Army M1A1 Abrams Main Battle Tank, Light Armored Vehicle, High Mobility Multi-purpose Wheeled Vehicle (HMMWV) and M2A3 Bradley Fighting Vehicle; and the U.S. Army Patriot and U.S. Navy Tomahawk missile systems.

        "Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period it was owned by us during the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the March 31, 2003 consolidated financial statements included in our February 2, 2004 Filing on Form S-4 with the Securities and Exchange Commission. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill, long-lived assets and acquired intangible assets, valuation of deferred tax assets and liabilities, and other management estimates. For additional discussion of our critical accounting policies, see our MD&A in our filing on Form S-4 with the Securities and Exchange Commission February 2, 2004.

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

Consolidated Summary

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues	$280,636	$167,540	$654,074	$459,974
Operating income	$28,423	$16,570	$66,014	$45,966
Interest income	$85	$158	$600	$841
Interest and related expenses	$7,513	$2,653	$14,691	$7,408
Earnings before income taxes	$20,409	$13,716	$50,300	$37,970
Income taxes	$8,776	$6,310	$21,928	$17,467
EBITDA	$36,720	$20,637	$84,292	$56,549

Three- and Nine-Month Periods Ended December 31, 2003, Compared with the Three- and Nine-Month Periods Ended December 31, 2002

        Consolidated revenues and operating income for the three-month period ended December 31, 2003 were $280.6 million and $28.4 million, respectively, as compared with consolidated revenues and operating income of $167.5 million and $16.6 million, respectively, in the corresponding prior-year period. The increase in third quarter revenues was primarily driven by our November 4, 2004 merger with IDT (now operating as our ITTG operating segment) and our fiscal 2003 acquisitions of Paravant Inc. (Paravant), Kaman's Electromagnetics Development Center (now operating as DRS Electric Power Technologies, Inc.—DRS EPT), and Power Technology Incorporated (now operating as DRS Power Technology, Inc.—DRS PTI), all of which were acquired in the second half of fiscal 2003. ITTG contributed $51.8 million in revenues during the three months ended December 31, 2003, while the Paravant, DRS EPT and DRS PTI acquisitions contributed a total of $31.9 million of incremental (i.e., current year quarter over prior-year quarter) revenues during the same period. Also contributing to the overall growth in revenues were increased shipments of airborne and ground-based electro-optical sighting systems, as well as increased shipments of combat display workstations. Partially offsetting the overall increase in revenues were decreases from certain rugged computer systems and combat display workstation engineering services. The overall increase in revenues was the primary driver of our operating income growth. Partially offsetting the increase in operating income were certain program-related charges (see Operating Segments discussion below). The ITTG group contributed $4.6 million of operating income to the current quarter ended December 31, 2003, while the Paravant, DRS EPT, DRS PTI acquisitions contributed incremental operating income of $7.1 million to the same period. During the third quarter of fiscal 2003, we sold our DRS Advanced Programs, Inc. (DRS API) operating unit and recorded a loss of $0.6 million in connection with the sale. The three months ended December 31, 2002 included revenues and an operating loss of $1.8 million and $0.3 million, respectively, from DRS API.

        Consolidated revenues and operating income for the nine-month period ended December 31, 2003 were $654.1 million and $66.0 million, respectively, as compared with consolidated revenues and operating income of $460.0 million and $46.0 million, respectively, in the corresponding prior-year period. The increase in year-to-date revenues was primarily a result of our fiscal 2003 acquisitions and the addition of ITTG. In addition to Paravant, DRS EPT and DRS PTI, during fiscal 2003, we acquired the Navy Controls Division of Eaton Corporation (now operating as DRS Power & Control Technologies, Inc.—DRS PCT) and completed two immaterial acquisitions. Our fiscal 2003 acquisitions contributed incremental revenues of $130.3 million to the nine-month period ended December 31, 2003, ITTG contributed $51.8 million of revenues since the merger on November 4, 2003. Also contributing to the overall growth in revenues were increased shipments of airborne and ground-based electro-optical sighting systems, as well as increased shipments of combat display workstations. Partially offsetting the overall increase in revenues were decreases from combat display workstation engineering services, advanced electronic manufacturing and integration services, certain maritime-based electro-optical systems and certain rugged computer systems. The overall increase in revenues was the primary driver of our operating income growth, offset in part by certain program-related charges (see "Operating Segments" discussion below). Our fiscal 2003 acquisitions and the ITTG group contributed incremental operating income of $22.5 million and $4.6 million, respectively, to the nine months ended December 31, 2003. In addition to a $0.6 million loss recorded in connection with its sale, the nine months ended December 31, 2002 included revenues and an operating loss of $8.5 million and $1.1 million, respectively, from DRS API.

        Interest income decreased $73 thousand and $0.2 million for the three- and nine-month periods ended December 31, 2003, respectively, as compared with the corresponding prior-year periods. The decreases in interest income reflect lower average cash and cash equivalents balances and lower interest rates during the fiscal 2004 third-quarter and year-to-date periods, as compared with the corresponding prior-year periods. Interest and related expenses increased $4.9 million and $7.3 million for the three-

and nine-month periods ended December 31, 2003, respectively, as compared with the same periods in fiscal 2003. The increases in interest expense are a result of an increase in our average borrowings outstanding in fiscal 2004, as well as $0.9 million of fees associated with our subordinated bridge loan commitment to secure financing in the event that we were unable to successfully consummate the October 30, 2003 issuance of the Notes. The overall increase in our average borrowings was a result of our merger with IDT and our November 27, 2002 acquisition of Paravant. As discussed above, in connection with the IDT merger, we issued $350.0 million of 6 7/8% Senior Subordinated Notes and increased our term loan borrowings. Partially offsetting the overall increase in interest expense, that resulted from the increase in our average borrowings outstanding in fiscal 2004, was the benefit of lower weighted average interest rates on our term loan borrowings, as compared with the same period in the prior-year.

        The provision for income taxes for the quarter and year-to-date periods ended December 31, 2003 reflect effective income tax rates of approximately 43% and 44%, respectively, as compared with 46% for both periods in the prior year. Our effective income tax rate decreased, as compared with the corresponding prior year periods, as the growth of our operations have reduced the effect of certain non-deductible expenses. We anticipate that our effective tax rate will approximate 43% for the year ending March 31, 2004.

        Earnings before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three- and nine-month periods ended December 31, 2003 was $36.7 million and $84.3 million, respectively, increases of 77.9% and 49.1%, respectively, over the same periods in the prior year. See "Use of Non-GAAP Financial Measures" below.

  Operating Segments

        The following table sets forth, by operating segment, revenues, operating income, operating margin and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended December 31,		Three Months Ended Percent Changes	Nine Months Ended December 31		Nine Months Ended Percent Changes
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
	(in thousands, except for percentages)
ESG
External revenues	$122,936	$80,215	53.3%	$313,421	$184,089	70.3%
Operating income	$11,775	$6,485	81.6%	$31,046	$12,111	156.3%
Operating margin	9.6%	8.1%	18.5%	9.9%	6.6%	50.0%
EOSG
External revenues	$77,941	$62,872	24.0%	$218,162	$200,424	8.9%
Operating income	$8,589	$7,175	19.7%	$23,022	$26,844	(14.2)%
Operating margin	11.0%	11.4%	(3.5)%	10.6%	13.4%	(20.9)%
FSCG
External revenues	$27,996	$24,453	14.5%	$70,727	$74,112	(4.6)%
Operating income	$3,504	$2,766	26.7%	$7,421	$7,758	(4.3)%
Operating margin	12.5%	11.3%	10.6%	10.5%	10.5%	0.0%
ITTG
External revenues	$51,763	—	N/A	$51,764	—	N/A
Operating income	$4,570	—	N/A	$4,570	—	N/A
Operating margin	8.8%	N/A	N/A	8.8%	N/A	N/A
Other
External revenues	$—	$—	N/A	$—	$1,349	(100.0)%
Operating (loss)	$(15)	$144	(110.4)%	$(45)	$(747)	94.0%
Operating margin	N/A	N/A	N/A	N/A	(55.4)%	N/A

Electronic Systems Group

        Revenues increased $42.7 million, or 53.3%, to $122.9 million for the three-month period ended December 31, 2003, as compared with the corresponding prior-year period. Operating income increased $5.3 million to $11.8 million. The increase in revenues was driven primarily by our fiscal 2003 acquisitions of Paravant, DRS EPT and DRS PTI. Paravant was acquired on November 27, 2002, and DRS EPT and DRS PTI were acquired subsequent to December 31, 2002. Collectively these acquisitions contributed $31.9 million in incremental revenues to the quarter ended December 31, 2003. Also favorably impacting fiscal 2004 third quarter revenues were increases from combat display workstations and Navy nuclear power systems. Partially offsetting the overall increase in revenues were reduced revenues from certain rugged computer systems and combat display workstation engineering services. Revenues for the three months ended December 31, 2002 included $1.8 million from DRS API, which was sold in the third quarter of fiscal 2003. The increase in operating income was driven primarily by the fiscal 2003 acquisitions mentioned above, which contributed $7.1 million of incremental operating income to the three months ended December 31, 2003. These increases were partially offset by the impact of lower revenues from combat display workstation engineering shared services, certain rugged computer systems and fiscal 2004 third quarter charges totaling $2.2 million. The charges were recorded for program cost growth of $0.9 million on certain radar programs and $1.3 million for various other programs. DRS API recorded an operating loss of $0.3 million for the three months ended December 31, 2002. ESG also recorded a $0.6 million loss on the sale of DRS API during the third quarter of fiscal 2003.

        Revenues increased $129.3 million, or 70.3%, to $313.4 million for the nine-month period ended December 31, 2003, as compared with the corresponding prior-year period. Operating income increased $18.9 million to $31.0 million. The increase in revenues was driven primarily by our fiscal 2003 acquisitions of DRS PCT, Paravant, DRS EPT and DRS PTI. Collectively these acquisitions contributed $127.3 million of incremental revenues to the nine months ended December 31, 2003. Also favorably impacting revenues were increased sales of combat display workstations. Partially offsetting the overall increase in revenues were decreases from combat display workstation engineering services volume, certain rugged computer systems and certain aircraft wire harness and cable assemblies. Revenues for the nine months ended December 31, 2002 included $8.5 million from DRS API, which was sold in the third quarter of fiscal 2003. The increase in operating income was driven primarily by the fiscal 2003 acquisitions mentioned above, which contributed $21.6 million of incremental operating income. These increases were partially offset by charges totaling $6.6 million. The charges recorded included program cost growth of $3.6 million on certain surface search radar programs and $3.0 million for various other programs. The nine months ended December 31, 2002 included charges of $2.0 million at ESG's U.K. operating unit. The charges included $1.7 million for cost growth and inventory write-offs on certain programs and $0.3 million for employee severance. DRS API recorded an operating loss of $1.1 million for the nine months ended December 31, 2002. ESG also recorded a $0.6 million loss on the sale of DRS API in the nine months ended December 31, 2002.

Electro-Optical Systems Group

        Revenues increased $15.1 million, or 24.0%, to $77.9 million for the three-month period ended December 31, 2003, as compared with the corresponding prior-year period. The increase in revenues was driven by increased shipments of our airborne and ground-based electro-optical sighting and targeting systems and uncooled infrared targeting systems. Also, our October 15, 2002 acquisition of DKD, Inc. (DRS Nytech) contributed $0.9 in incremental revenues to the quarter ended December 31, 2003. Partially offsetting the overall increase in revenues were decreased shipments of maritime-based electro-optical systems and commercial laser vision correction systems. Operating income increased $1.4 million, or 19.7%, to $8.6 million. The increase in fiscal 2004 third quarter operating income, as compared with the corresponding prior-year period, primarily resulted from the overall increase in revenues and the impact of a $1.2 million net favorable program adjustment due to a change in estimate to complete.

        Revenues increased $17.7 million, or 8.9%, to $218.2 million for the nine-month period ended December 31, 2003, as compared with the corresponding prior-year period. The increase in revenues was driven by increased shipments of our ground-based and airborne electro-optical sighting and targeting systems and uncooled infrared targeting systems. Also, our acquisition of DRS Nytech contributed $4.4 million in incremental revenues to the nine months ended December 31, 2003. Partially offsetting the overall increase in revenues were decreased shipments of certain maritime-based infrared targeting and imaging systems and commercial laser vision correction systems. Operating income decreased $3.8 million to $23.0 million. The decrease in operating income resulted from unfavorable operating margins on an automated aircraft tracking system program and a $1.0 million net charge for a thermal target and acquisition system program offset, in part, by the impact of a $1.2 million favorable program adjustment due to a change in estimate to complete as discussed above. The change in operating income also reflects a $1.9 million favorable program adjustment on an airborne-based infrared targeting and imaging system.

Flight Safety and Communications Group.

        Revenues increased $3.5 million, or 14.5%, to $28.0 million for the three-month period ended December 31, 2003, as compared with the corresponding prior-year period. Operating income increased $0.7 million, or 26.7%, to $3.5 million. The increased revenues are the result of higher sales of certain radar surveillance systems, certain boresighting systems, portable long range infrared surveillance systems and advanced electronic manufacturing and integration services, partially offset by declines in certain surface ship communication systems and high-speed digital imaging systems used in airborne and commercial applications. The increase in operating income was the result of $1.5 million and $0.6 million in charges in the prior year for cost growth on a mission data recorder program and reorganization charges in the operating group's Canadian and U.K. operations, respectively, and higher sales in the current quarter.

        Revenues decreased $3.4 million, or 4.6%, to $70.7 million for the nine-month period ended December 31, 2003, as compared with the corresponding prior year period. Operating income decreased $0.3 million, or 4.3%, to $7.4 million. The primary drivers of the revenue decline are lower sales in advanced electronic manufacturing and integration services, surface ship communications systems and certain digital tape format mission data recorders. Partially offsetting the overall decrease in revenues were increased revenues from certain boresighting systems, secure communications equipment and surveillance radar systems. The decrease in operating income was a result of the overall decrease in revenues, and a $0.6 million charge for employee benefit liabilities in the group's U.K. operating unit. The prior year included $1.5 million and $0.6 million in charges for cost growth on a mission data recorder program and reorganization charges in the operating group's Canadian and U.K. operations, respectively.

Intelligence, Training and Test Group

        Since its acquisition on November 4, 2003 through December 31, 2003, the operational units acquired in connection with IDT now operating as the Intelligence, Training and Test Group recorded revenues and operating income of $51.8 million and $4.6 million, respectively. The primary revenue and operating income drivers in the group were radio frequency surveillance equipment used in signal intelligence applications, automated testing products and threat simulation and training equipment.

Other

        The variance in operating (loss) in the three and nine months ended December 31, 2003, as compared with the same period in the prior year, was driven by our sale of substantially all of the assets and liabilities of our DRS Ahead Technology operating unit on May 27, 2002 and the impact of certain non-allocable general and administrative expenses at DRS corporate. DRS Ahead Technology contributed $1.3 million of revenues and $0.5 million of operating losses to the nine months ended December 31, 2002.

Liquidity and Capital Resources

        The following table provides our cash flow data for the nine months ended December 31, 2003 and 2002:

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
Net cash provided by operating activities	$38,095	$25,389
Net cash used in investing activities	$(258,710)	$(201,711)
Net cash provided by financing activities	$153,511	$205,780

        Operating Activities    For the nine months ended December 31, 2003, we generated $38.1 million of operating cash flow, $12.7 million more than the $25.4 million reported in the corresponding prior-year period. Net earnings increased $7.9 million, or 38.4%, over the prior-year period due mainly to the contribution of our fiscal 2003 acquisitions and the merger with IDT. Adjustments to reconcile net earnings to cash flows from operating activities increased $10.5 million over the corresponding prior-year period. Depreciation and amortization primarily increased as a result of our fiscal 2003 acquisitions, and the merger with IDT as well as increased investments made in our facilities and equipment to upgrade our existing infrastructure.

        Amortization of deferred debt issuance costs increased over the prior-year period related to fees that we incurred to increase our credit facility in both the current quarter as well as the third quarter of fiscal 2003 and for fees that we incurred to issue the Notes. These fees are amortized over the life of the credit facility and are recorded as a component of interest expense. Non-cash activity in our inventory and accounts receivable reserve accounts increased in the first nine months of fiscal 2004, as compared with fiscal 2003.

        Changes in working capital accounts net of effects from business combinations and divestitures used $15.3 million in cash, as compared with the $9.7 million used in the corresponding prior-year period. The main drivers of the use in cash consisted of the following:

  •
  Inventories, accrued expenses and other current liabilities and prepaid expenses and other current assets used $31.4 million in cash.

    -Our inventories increased to meet anticipated sales predominately on certain combat display workstations, power control products and unmanned aerial vehicles all of which are expected to ship in the fourth quarter of fiscal 2004. -Accrued expenses and other current liabilities decreased primarily from the liquidation of certain acquisition-related program reserves, offset in part by an increase in our income taxes payable generated by our increased profitability. -Prepaid expenses and other current assets increased due mainly to a progress payment made to one of our vendors.

  •
  Receivable collections, customer advances and accounts payable provided $16.2 million in cash.

        Free cash flow (net cash provided by operating activities less capital expenditures) was $22.2 million and $12.2 million for the nine months ended December 31, 2003 and 2002, respectively. See Use of Non-GAAP Financial Measures below.

        Investing Activities    We paid $15.9 million and $13.2 million for capital asset expenditures during the nine months ended December 31, 2003 and 2002, respectively. Capital asset expenditures for fiscal 2004 are forecasted to be approximately $25.0 million.

        The following table summarizes cash outflows during the nine months ended December 31, 2003 related to certain fiscal 2002 and 2003 business combinations, as well as cash outflows associated with our acquisition of Integrated Defense Technologies, Inc.:

Business Combinations	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition Related Payments	Total
	(in thousands)
SES Business of the Boeing Company	$—	$—	$—	$75	$75
Navy Controls Division of Eaton Corporation	—	—	—	292	292
DKD, Inc (Nytech)	—	—	—	6	6
Paravant Inc.	—	—	—	1,629	1,629
Kaman Electromagnetics Development Center	—	—	—	86	86
Power Technology Incorporated	—	4,000	547	72	4,619
Integrated Defense Technologies, Inc.	233,810	—	—	3,482	237,292

Totals	$233,810	$4,000	$547	$5,642	$243,999

        Financing Activities    For the nine months ended December 31, 2003, net financing activities provided approximately $153.5, million as detailed below:

Nine Months Ended December 31, 2003
(in thousands)
Sources of Cash
Senior subordinated notes	$350,000
Amended and restated credit facility—term loan	236,000
Stock option exercises	1,041
Other	772

Total	587,813
Uses of Cash
Repayment of original term loan	(211,450)
Scheduled payments on original term loan	(1,664)
Repayment of IDT term loan	(200,776)
Scheduled payment on Nytech note	(5,000)
Other payments on debt	(457)
Debt issuance costs	(14,955)

Total	(434,302)

Net Cash Provided by Financing Activities	$153,511

        Simultaneous with the closing of the merger with IDT on November 4, 2003, we entered into an amended and restated senior credit facility with Wachovia Bank, N. A. as the Administrative Agent for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan (the Credit Facility). The amended and restated credit facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is secured by liens on substantially all of the DRS's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of our subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the amended and restated credit facility. We drew down the full amount of the term loan to fund a portion of the IDT merger, to repay certain of our and IDT's outstanding indebtedness and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        On February 6, 2004, we amended our Credit Facility to reduce the interest rate thereunder with respect to the term loans (the Amended Credit Facility). As of the effective date of such amendment, term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75% and term loans that are base rate loans bear interest at the base rate plus 0.50%. The credit facility also permits us to borrow up to two additional term loans totaling $100 million at any time prior to maturity.

        Borrowings under the Amended Credit Facility bear interest, at our option, at either: a "base rate", as defined in the amended and restated credit agreement, equal to the higher of 0.50% per annum above the latest prime rate and federal funds rate, or a LIBOR rate, as defined in the amended and restated credit agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on the our total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus 0.5% per annum, depending on the our TLR. Term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75% per annum, depending on the our TLR. TLR is defined as total debt minus the sum of (A) performance-based letters of credit and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of cash and cash equivalents of DRS immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the amended and restated credit agreement. We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate of 0.50% per annum, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter of credit commissions are calculated at a rate ranging from 2.25% to 3.00% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter of credit issuance fees are charged at 0.125% per annum multiplied by the face amount of such letter of credit. Both letter of credit commissions and issuance fees are paid quarterly. There are certain covenants and restrictions placed on us under the amended and restated credit facility, including, but not limited to, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and restrictions on equity issuances, payment of dividends on our capital stock, the issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that we make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if our total leverage ratio, as defined in the credit agreement, exceeds 2.00 to 1.00.

        The principal amount of revolving credit loans outstanding are due and payable in full on the fifth anniversary of the closing date of the IDT merger. We will repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment will equal $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment will equal approximately $55.5 million.

        As of December 31, 2003, $235.4 million of term loans were outstanding against the Credit Facility. In addition to the term loans, $46.7 million was contingently payable under letters of credit (approximately $1.5 million and $8.5 million of the letters of credit outstanding as of December 31, 2003 were issued under our previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under our revolving line of credit). As of December 31, 2003 we had $138.2 million available under our revolving line of credit. As of March 31, 2003, $212.5 million of term loans were outstanding under the original credit facility. The effective interest rate on our term loans was 3.7% as of December 31, 2003 (4.4% as of March 31, 2003). There were no borrowings under our revolving line of credit as of December 31, 2003 and March 31, 2003.

        From time to time, we enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers.

        Also in connection with the IDT merger, on October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the Notes was $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of our available cash and initial borrowings under our amended and restated credit facility, were used to fund a portion of the IDT merger, repay certain of our and IDT's outstanding indebtedness and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts our ability and the ability of our subsidiaries to: incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by our current and future wholly-owned, domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes.

        We have a mortgage note payable that is secured by our DRS Tactical Systems facility (DRS TS) located in Palm Bay, Florida, which bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, Paravant entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of December 31, 2003 and March 31, 2003 was $3.2 million and $3.3 million, respectively. Payment of principal and interest will continue through December 1, 2016.

        On October 15, 2002, we issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition (Nytech Note). On October 14, 2003, we made a $5.0 million principal payment along with a $0.5 million payment for accrued interest. The remaining $3.0 million principal payment and related accrued interest is due on October 15, 2004.

        On June 5, 2003, we entered into two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, on our variable rate senior secured term loan facility. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of our term loan to a fixed interest rate. Under the terms of these swap agreements, DRS will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by DRS. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings. The swaps are continuing to be accounted for as cash flow hedges subsequent to the February 6, 2004 amending and restating of our credit facility.

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

  Contractual Obligations and Contingent Commitments

        The table below presents our contractual obligations at December 31, 2003, reflecting our current obligations based on our amended and restated credit facility and the issuance of the Notes.

	As of December 31, 2003
	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt obligations	$592,304	$5,887	$5,419	$5,146	$575,852
Operating lease commitments	98,863	19,906	34,554	23,270	21,133

Total contractual obligations	$691,167	$25,793	$39,973	$28,416	$596,985

        The table below presents our contingent obligations at December 31, 2003.

	As of December 31, 2003
	Payments Due by Period
Contingent Commitments	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Outstanding letters of credit under our credit facility	$36,757	$18,912	$17,845	$—	$—
Other outstanding letters of credit	12,856	12,856	—	—	—
Acquisition earnouts (A)	34,500	6,130	22,437	5,933	—

	$84,113	$37,898	$40,282	$5,933	$—

(A)
Represents contingent purchase price payments or "earnouts" for certain of our acquisitions that are contingent upon the receipt of post acquisition orders at those acquired businesses. Any amount that we pay for the earnouts will be reported as payments pursuant to business combinations within investing activities on the consolidated statement of cash flows and will be recorded as an increase to goodwill for the acquisition. The last earnout period expires on December 31, 2009.

  Backlog

        Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long-term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which favors shorter delivery times. Accordingly, revenues for a particular period, or period-to-period comparisons of reported revenues and related backlog positions, may not be indicative of future results. Our backlog at December 31, 2003 and 2002 was $1.3 billion and $844.0 million, respectively. The backlog at March 31, 2003 was $593.3 million. We booked $769.7 million and $503.9 million in new orders during the nine months ended December 31, 2003 and 2002, respectively.

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

  Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for our fiscal year ending March 31, 2004, and the quarterly disclosure requirements are effective for our interim periods beginning with the quarter ending June 30, 2004.

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". The statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The statement was adopted by us effective July 1, 2003 and it did not have an impact on our consolidated financial position or results of operations.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted this statement for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on our consolidated financial position or results of operations.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net earnings	$11,633	$7,406	$28,372	$20,503
Income taxes	8,776	6,310	21,928	17,467
Interest income	(85)	(158)	(600)	(841)
Interest and related expenses	7,513	2,653	14,691	7,408
Depreciation and amortization	8,883	4,426	19,901	12,012

EBITDA (A)	36,720	20,637	84,292	56,549
Income taxes	(8,776)	(6,310)	(21,928)	(17,467)
Interest income	85	158	600	841
Interest and related expenses	(7,513)	(2,653)	(14,691)	(7,408)
Deferred income taxes	138	(527)	220	(536)
Changes in assets and liabilities, net of effects from business combinations and divestitures	(9,639)	(12,396)	(15,310)	(9,651)
Other, net	2,801	1,859	4,912	3,061

Net cash provided by operating activities	13,816	768	38,095	25,389
Capital expenditures	(6,757)	(3,880)	(15,869)	(13,196)

Free cash flow (B)	$7,059	$(3,112)	$22,226	$12,193

(A)
We define EBITDA as net earnings before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

Interest Rate Risk

        Simultaneous with the closing of the acquisition of Integrated Defense Technologies, Inc., on November 4, 2003 we entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. There were no initial borrowings under our revolving line of credit. Borrowings under the amended and restated credit facility bear interest at variable rates. A 1% increase/decrease in the weighted average prevailing interest rates on our variable rate debt outstanding as of December 31, 2003 would result in an increase/decrease in interest expense of approximately $1.8 million and $0.6 million for the nine- and three-month periods ended December 31, 2003, respectively. The fair value of the Company's borrowings under the amended and restated credit facility approximates their carrying values. On February 6, 2004 the Company amended its credit facility to reduce the interest rate thereunder with respect to the term loans.

        Also in connection with the IDT acquisition, on October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. The interest rates on the Senior Subordinated Notes are fixed. The fair value of the Company's various debt instruments approximates their carrying value at December 31, 2003.

Derivative Financial Instruments

        On June 5, 2003, we entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on our variable rate senior secured term loans. These swap agreements effectively convert the variable interest rate to a fixed interest rate on a total of $50.0 million of the principal amount outstanding under the term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. We continue to account for the swaps as cash flow hedges on a portion of the term loan outstanding under the amended and restated credit facility.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom are employed by DRS Electronic Systems, Inc. The plaintiff's claims against us alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. This action is expected to go to trial in the summer of 2004. We believe we have meritorious defenses and do not believe the action will have a material adverse effect on our earnings, financial condition or liquidity.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT us, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRP), for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on us, nor, to our knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who has reviewed the existing documentation. While it is too soon to determine the ultimate financial implications to us, based upon our knowledge of the current facts and circumstances surrounding this matter, we do not believe the total costs to us with respect to this matter will be material.

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 6.    Exhibits and Reports on Form 8K

Exhibits (a)

Exhibit No.	Description
10.1
First Amendment to Credit Agreement dated February 6, 2004, by and among the Company, as Borrower and certain subsidiaries of the Borrower, the Lenders, who are or may become party to the agreement, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent for the Lenders, and Fleet National Bank, as Documentation Agent for the Lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8K

        We filed the following current reports on Form 8-K with the SEC during the three months ended December 31, 2003.

1.
On October 6, 2003, we filed an 8-K, discussing under Item 5, that we are planning to offer $200 million of senior subordinated notes due 2013.

2.
On October 16, 2003, we filed an 8-K, discussing under Item 5, the terms of an offering of $350 million of its 6 7/8% senior subordinated notes due 2013.

3.
On November 5, 2003, we filed an 8-K, discussing under Item 2, that we completed the previously announced merger of MMC3 Corporation, a wholly-owned subsidiary of the registrant into Integrated Defense Technologies, Inc.

4.
On November 7, 2003, we furnished an 8-K, discussing under Item 9, our financial results for the three months ended September 30, 2003.

5.
On November 13, 2003, we filed an 8-KA, discussing under Item 7, Unaudited Pro Forma condensed combined financial statement information in connection with DRS's acquisition of Integrated Defense Technologies, Inc. on November 4, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: February 17, 2004	By:	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer

QuickLinks

Index to Quarterly Report on Form 10-Q For the Quarter Ended December 31, 2003
PART I—FINANCIAL INFORMATION
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
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Balance Sheet as of December 31, 2003 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Balance Sheet as of March 31, 2003 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2003 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2002 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Earnings Nine Months Ended December 31, 2003 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Earnings Nine Months Ended December 31, 2002 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows Nine Months Ended December 31, 2003 (in thousands)
DRS Technologies, Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows Nine Months Ended December 31, 2002 (in thousands)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8K
SIGNATURES