Form 10-K
period 2004-03-31
DRS TECHNOLOGIES INC
filed 2004-06-14
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File Number 1-8533

DRS Technologies, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-2632319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5 Sylvan Way, Parsippany, New Jersey	07054
(Address at principal executive offices)	(Zip Code)
(973) 898-1500 (Telephone No.)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The market value of shares of common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $537,529,846. The number of shares of common stock outstanding as of June 7, 2004 was 26,067,353.

DOCUMENTS INCORPORATED BY REFERENCE

1.
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

DRS TECHNOLOGIES, INC.
Form 10-K
For the Fiscal Year Ended March 31, 2004

Table of Contents

Item 1. Business

        References in this Annual Report on Form 10-K to "DRS Technologies," "DRS," "the Company," "we," "our" and "us" pertain to DRS Technologies, Inc., its wholly-owned subsidiaries and majority-owned partnership company.

General

        DRS Technologies is a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We focus on several key areas of importance for the U.S. Department of Defense such as intelligence, surveillance, reconnaissance, power management, advanced communications, and network systems. Incorporated in 1968, DRS has served the defense industry for 35 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Trident submarines, Virginia class submarines and on several other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer, CVN-78 next generation aircraft carrier and Future Combat System.

        Over the past five years, we increased our annual revenues at a compound annual growth rate of approximately 30.4% and our operating income at a compound annual growth rate of approximately 47.0%. For the year ended March 31, 2004, we had revenues of $1.0 billion and operating income of $104.9 million.

Available Information

        The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is 973-898-1500. Our web address is www.drs.com. We provide free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

        The corporate governance information in our website includes our Code of Ethics and Code of Business Conduct for all employees of DRS, including senior financial personnel and our Board of Directors. In addition, amendments to and waivers granted to our directors and executive officers under, our Code of Ethics, if any, will be posted in this area of our web site. These corporate governance documents can be accessed by visiting our web site and clicking on the "Corporate Info" link followed by the "Ethics Program" link.

Company Organization

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure which realigned all of our businesses into two operating segments. The repositioning was the result of strategic organizational reviews and a focused effort undertaken to integrate the Company's acquisition of Integrated Defense Technologies, Inc. (IDT), which was completed on November 4, 2003. The two operating segments on the basis of products and services offered are: the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and

Reconnaissance Group (SR Group). All other operations are grouped in Other. The C4I Group consists of four primary business areas, and the SR Group operating segment consists of three primary business areas.

        Financial information on our reportable business segments is presented in Note 14 to our Consolidated Financial Statements, which are included in this Form 10-K (see Item 8. Financial Statements and Supplementary Data). Additional financial data and commentary on the results of operations for the operating segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is also included in this Form 10-K (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The data and comments should be referred to in conjunction with the summary description of our operating segments, which follows. The historical financial results related to the operating segments have been restated to conform to the new segment reporting structure.

  C4I Group

        The Command, Control, Communications, Computers and Intelligence Group is comprised of the following product categories: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, meteorological surveillance, and analysis and radio frequency broadcast transmissions equipment; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems lines; Intelligence Technologies, which includes signals intelligence, data collection, processing and dissemination equipment; and the Tactical Systems, which includes battle management tactical computer systems and peripherals.

        Our C4I Group's products and services, their applications, platforms and end-users are summarized in the table below:

C3
Product	Description	Platforms/Customers
Tactical/Sensor Combat Display Systems	AN/UYQ-70 Advanced Display Systems family of products comprised of Commercial Off-the-Shelf (COTS)-based systems integrating the latest information processing and display technology for combat, command and control, and mission-essential applications. DRS, teamed with Lockheed Martin, has provided these systems since 1994 as the sole source team provider under an indefinite delivery, indefinite quantity contract.	• U.S. Navy Aegis cruisers/destroyers
•  U.S. Navy aircraft carriers
•  U.S. Navy NSSN New Attack
    Submarines, Trident and other
    attack submarines
•  U.S. Navy E-2C Hawkeye
    surveillance aircraft
•  U.S. Navy LHA amphibious assault
    ships
•  U.S. Navy/Marine Corps
    Cooperative Engagement
Capability platforms
Engineering Services	Hardware, middleware and software engineering development services for defense computing environments, network-centric computing infrastructures for next-generation platforms, multi-modal display workstations, thin client computers.	• Aegis Tactical Display Upgrade program for Lockheed Martin/U.S. Navy
AN/SPS-67(V)3 Radar System	Naval surveillance radar system forming an integral part of the command and control combat system. Provides automatic target detection, digital moving target indications, track-while-scan capability for surface and low flying object detection.	• U.S. Navy Aegis cruisers/destroyers • Spanish Navy F-100 ships • Other international surface ships
AN/SQR-17A Sonar Signal Processing System	State-of-the-art string array (acoustic) sonar sensors and multi- sensor processing systems for harbor and coastal surveillance. Used for shore and near-shore warfare, amphibious operations and harbor defense.	• U.S. Navy MIUW shore surveillance vans
Technical Support Services	Naval support, including engineering, integrated logistics support, technical manuals, depot-level system repair and installation, training, maintenance planning, configuration management, on-line and phone support, R&D.	• U.S. and international naval bases • Worldwide field support

C3 continued
Product	Description	Platforms/Customers
Electronic Manufacturing, Integration and Testing Services	Electronic manufacture of DRS products and turn-key manufacturing services for other manufacturers in the aerospace, defense and space industries. Value-added electronic manufacturing services with advanced ISO 9000, ISO 9001 and AS-9000 Quality System Standards certified manufacturing, testing and system integration facilities. Manufactures computer workstations, rugged computers, cable and wire harness assemblies for tanks and aircraft, printed circuit cards, and provides system integration and test services for military and commercial customers.	• Rugged computer systems for
    General Dynamics/U.S. Army
•  M2A3 Bradley Fighting Vehicles for
    United Defense/U.S. Army
•  AN/UYQ-70 Display Systems for
    Lockheed Martin/U.S. Navy
•  E-8C Joint STARS aircraft for
    Northrop Grumman/U.S. Air Force
•  Boeing spacecraft
•  Smiths Industries for F/A-18
    and AV-8B aircraft
•  Eastman Kodak
•  General Motors Defense Light
    Armored Vehicles
•  Northrop Grumman
•  Lockheed Martin
•  Honeywell
• L-3 Communications
Integrated Shipboard Communications Systems	Tactical, secure and non-secure interior ship communication systems providing voice transmission; including modems, terminals and digital telephones.	• USS George Washington aircraft carrier • Canadian patrol frigates, Trump destroyers and AOR supply ships • Venezuelan Mariscal Sucre class ships • U.S. Navy Aegis class ships
Secure Voice System (SVS)	Incorporated in the AN/UYQ-70 display system and designed to become the backbone of a completely integrated voice and data transfer system to support a full range of internal Naval ship communication requirements.	• U.S. Navy aircraft carriers • Aegis DDG class destroyer combat system baseline
Data Link Products	Provide data link solutions for data transmission and exchange between ship, air and shore platforms to support national security interests and increased battle group interoperability. Includes modems and cryptographic devices for tactical and secure communications.	• U.S. and international aircraft, ship and shore platforms • Royal Australian Air Force's Wedgetail aircraft
Tactical Dissemination Modules (TDM)	Installed on both surface ships and mobile ground platforms to serve as tactical communication links between ships, fighter aircraft and scout vehicles.	• U.S. Navy ships • Scout vehicles • NATO and other allied military ships, aircraft and land-based sites

C3 continued
Product	Description	Platforms/Customers
Secure Terminal Equipment (STE)	Next-generation secure voice and data communications subsystems for communication over public service telephone and military tactical networks.	• U.S. government information security (INFOSEC) program • U.S. Navy's AN/UYQ-70 Common Data Link Management System
Infrared Search and Track (IRST) System	Sophisticated sensor signal processing subsystems for international naval surface ship self defense against anti-ship missiles and aircraft.	• Joint Dutch/Canadian SIRIUS program • Canadian Department of National Defense • Republic of Korea
Mobile Ground Surveillance Radar Systems	Radar surveillance systems for light mobile vehicle/scout platforms comprised of Squire™ radar, thermal imaging and other multi sensor equipment. Developed by Thales, built by DRS.	• U.S. and international
    High-Mobility purpose
    Wheeled Vehicles
    associated with military
    FMS programs for the
    Republic of China, Greece,
    Egypt, Israel
•  Homeland defense, border
    patrol
• High-value asset protection
AN/TAS-502 Night Observation Device, Long Range (NODLR)	Supporting the NODLR Mid-Life Improvement program, these man-portable or vehicle-mounted systems are comprised of Third Generation Focal Plane Arrays (FPAs) and associated electronic components for day/night ground surveillance. Doubles the range of current systems improving their operation with increased reliability and noise reduction. Utilizes DRS-produced AN/UAR-501 Thermal Observation Device.	• Canadian Department of National Defense; Canadian Army
Radio Frequency Transmitters	FM and high-power short-wave transmitters, Very Low Frequency submarine communications and UHF launch command destruct transmitters.	• Various national, regional and foreign broadcast programming • U.S. Navy submarine fleet • U.S. Air Force missile launch fleet
Weather Radar Systems	Doppler weather radar systems used to monitor, interpret, and display weather data and patterns.	• U.S. and various foreign militaries • Various meteorological operations, TV broadcast programming, research institutes and the U.S. National Weather Service

Power Systems
Product	Description	Platforms/Customers
Integrated Fight Through Power	First large-scale power conversion and electric propulsion research and development program using COTS to enable integrated powering of all propulsion, combat systems and ship services.	• U.S. Navy's next-generation combatant ships, including the DD(X) destroyer • U.S. Navy's CVN-78 preliminary design
Advanced Modular Power (AMP)	Nuclear power conversion equipment.	• U.S. Navy Aegis cruisers/destroyers • U.S. Navy NSSN, Seawolf, Los Angeles, Nimitz, Ohio and other classes of attack submarines • Bechtel plant machinery
DD(X) Electric Drive Engineering Development Models	Newly designed lower-weight, compact and high-density electric drive motors.	• DD(X) EDMs of electric drive for Northrop Grumman/U.S. Navy
Large Scale Vehicle 2 (LSV-2)	Electric drive scale model of the Virginia-class submarine developed by the Navy to conduct hydro-acoustic modeling studies.	• Virginia-class submarines, U.S. Navy
Secondary Propulsion Unit Drive (SPUD)	Second-generation power conversion product with soft switch topology to satisfy high power density, fidelity and thermal efficiency requirements.	• SSGN retrofits, U.S. Navy
Millennium Motor Controls	Microprocessor and Local Area Network (LAN)-based motor control products that provide accurate measurement and control functions of load current for superior motor protection.	• U.S. Navy's LPD-17 amphibious assault ships
•  Virginia-class submarines
•  CVN-76 aircraft carriers
•  Arleigh Burke-class guided missile destroyers
• U.S. Navy's Landing Helicopter Deck (LHD-8) amphibious assault ships
Nuclear Control Panels	Nuclear control panels that act as central control stations for nuclear propulsion plants.	• U.S. Navy surface and submarine combatants
Monitoring Integrated Control and Automation (MICA) Systems	Major shipboard control system utilizing COTS+4 technology. Serves main engine control throttle of CVN-77 and is planned for backfit on the CVN-69.	• U.S. Navy's CVN-77, CVN-69 aircraft carriers • Nimitz-class ships

Power Systems continued
Product	Description	Platforms/Customers
Aircraft Carrier and Ship Local Area Networks	Aircraft carrier LAN system utilizing COTS technology. Connects numerous pieces of equipment with the propulsion plant and facilitates data storage and common processing. Converts a ruggedized personal computer to a shipboard server network or LAN.	• U.S. Navy aircraft carriers and surface ships
High-Performance Electric Drives	Provides extensive power range, multiple communication networks and several packaging styles for pumps, fans, compressors, winches, conveyers, and power generation and distribution.	• Wide range of applications in military and industrial markets
Pod Propulsion Motors	Compact, permanent magnet motors delivering high torque at slow speed, eliminating the need for reduction gears in podded marine propulsion systems.	• Defense Advanced Research Projects Agency
Integral Motor Pumps	Integrates a brushless permanent magnet motor into the impeller of a centrifugal pump, forming a single, compact motor/pump unit with only one moving part.	• Office of Naval Research • Knolls Atomic Power Laboratory • General Dynamics Electric Boat • Boeing/SAIC • Other military and industrial customers
Oil & Gas Drilling Products	Oil and gas drilling equipment powered by durable motors and drives, providing continuous high torque in a compact, light weight package.	• Various commercials applications throughout North America and Europe
Steam & Gas Turbines	Design, development, manufacturing and life-cycle support for a variety of large and small high-performance, complex power systems and rotating machinery.	• U.S. Navy • Pratt & Whitney • General Electric Company • Rolls Royce
Traction Motors and Electric Generators	Design and production of transit system motors and electric bus generators.	• Bombardier monorail system • NEOPLAN, Metropolitan Boston Transportation

Intelligence Technologies
Product	Description	Platforms/Customers
Digital Signal Processing (DSP) Systems and Equipment	High-speed processing equipment used to collect and process data and information in intelligence applications. More than 30 DSP routing, digital switching, data reformatting, data processing and recording systems for SIGINT, telecommunications, radar electronic intelligence and satellite ground station applications.	• Government intelligence agencies • U.S. Air Force RC-135V/W Rivet Joint aircraft
Altitude Hold and Hover Stabilization (AHHS) System	Avionics equipment used to reduce pilot workload and increase safety during low altitude and low speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Combines our C4I experience with communications equipment integration in airborne tactical receivers.	• U.S. Air Force H-60/H-53 helicopters • Israeli Air Force H-53 helicopters
Avionics Products	Products and subsystems for U.S. and international helicopter and airlift aircraft modernization programs, including night vision-compatible control panels, beacon rings, control modules, transformers, landing lights, mission command LCD monitors and displays, aircraft videocassette recorders, and software development.	• U.S. Air Force H-60 aircraft • Special Operations helicopters • MH-53J and MH-53M helicopters
Signals Intelligence Systems	Systems capable of locating, intercepting, and jamming communications signals.	• EA-6B tactical electronic warfare aircraft • Various U.S. surveillance programs such as Rivet Joint, Cooperative Outboard Logistics Update (COBLU) Compass Call and Guardrail
Microwave Subsystems	Standard and specialized low noise oscillators, fast switching synthesizers, up and down frequency converters, and RF power amplifiers.	• Global Hawk UAVs and Predator UAVs • U.S. Navy Duke Class Type 23 Frigate and Type 45 Air Defense Destroyer • F-16 and F-22 aircraft • Evolved Sea Sparrow, Patriot, and AMRAAM missiles

Tactical Systems
Product	Description	Platforms/Customers
Opus II Sonar Display Consoles	High-quality, modular, multi-function sonar display consoles developed for use on the Sonar 2193 Project and other programs of the United Kingdom's Royal Navy. Product details include conformance to defense ergonomic standards, versatility, ease of technology insertion and simple customization.	• U.K. Royal Navy Sonar 2193 Mid-Life Update project
•  NAUTIS 3 Command and Control System Upgrade program
•  Hunt Class Mine Countermeasures Vehicles
•  Sonar 2087 for Type 23 Duke Class frigates
• Sonar 2093 for European Minesweepers
Battlefield Digitization Systems	COTS-based computer systems, communications interfaces, servers and other peripheral equipment in battlefield-ready hardware that meets reliability and durability standards of harsh environments. Products include hand-held devices, laptops and vehicle-mounted systems. Digitized battlefield communication systems link front-line ground forces through battle command stations to the tactical operation center for situation awareness and command and control functions. Supports the U.S. Army's Common Hardware/Software 2 and 3 (CH/S-2 and 3) program, British Armed Forces' BOWMAN program and the U.S Army's Force XXI Battle Command, Brigade & Below (FBCB2) program.	• U.S. Army soldier systems
•  U.S. Army M1A1 Abrams Tanks and M2A3 Bradley Fighting Vehicles
•  HMMWV wheeled vehicles
•  U.K. Ministry of Defence/British Army/General Dynamics U.K.
• International military ground mobile, airborne, surface, subsurface platforms Government intelligence agencies
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

Surveillance and Reconnaissance Group

        The Surveillance and Reconnaissance Group is comprised of the following product categories: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, unmanned vehicles, high-speed digital data and imaging systems and aircraft weapons alignment systems and provides electronic manufacturing services; Training Systems, which develops and produces air combat training, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

        Our Surveillance and Reconnaissance Group's products and services, their applications, platforms and end-users are summarized in the table below:

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA)
Product	Description	Platforms/Customers
Horizontal Technology Integration Second Generation FLIR Thermal Imaging Systems	Second Generation Forward Looking Infrared (FLIR) thermal imaging and sighting systems providing common thermal imaging technology across ground vehicles using Standard Advanced Dewar Assemblies (SADA) II, which extends targeting ranges beyond enemy weapon limits.	• U.S. Army M1A2 Abrams Battle Tanks • U.S. Army M2A3 Bradley Fighting Vehicles • U.S. Army M1025 and M1114 Long Range Scouts
Improved Bradley Acquisition System (IBAS)	Second Generation targeting system with FLIR, laser range finder and tracker. Integrates a complete fire control system for the Bradley Fighting Vehicle, including Horizontal Technology Integration (HTI) technology.	• U.S. Army Bradley M2A3 TOW vehicles
Long Range Advanced Scout Surveillance System (LRAS3)	Long-range, multi-sensor surveillance system for the U.S. Army's Scout vehicles, providing real-time detection, recognition, identification and pinpointing of distant target locations. Bridges the gap between currently fielded systems and the Future Scout and Cavalry System.	• U.S. Army Brigade Combat Team HMMWV Scouts
Cost Effective Targeting System (CETS)	Targeting system to support a fully integrated sensor suite automated for application on the Demo III Unmanned Ground Vehicle (UGV), as part of the Objective Force Science and Technology Objective for the Future Combat System.	• U.S. Army's Future Combat System Program
Standard Advanced Dewar Assembly I (SADA I)	Detector and cooler assembly for U.S. Army's thermal imaging equipment.	• U.S. Army AH-64 Apache, Apache Longbow and Apache Arrowhead helicopters
Standard Advanced Dewar Assembly II (SADA II)	Detector Dewar cooler assembly for U.S. Army's HTI program, used in Second Generation thermal imaging equipment upgrades.	• U.S. Army HTI program for ground combat vehicles, including M1A2 tanks and M2A3 Bradley combat vehicles
Thermal Weapon Sights	Lightweight sighting systems for portable soldier weapons systems.	• U.S. Army Thermal Weapon Sight (TWS) II • XM-29 Integrated Air Burst Weapons

RSTA continued
Product	Description	Platforms/Customers
Javelin Anti-Tank Weapon System Command Launch Unit	Premier man-portable, fire-and-forget, medium-range, anti-tank weapon system, including Second Generation forward looking infrared detectors, Dewar assemblies and coolers.	• U.S. Army • U.S. Marine Corps
AN/SAY-1 Thermal Imaging Sensor System (TISS)	Second generation forward looking infrared, multi-sensor surveillance and targeting system for detecting threats, including floating mines, swimmers, speedboats and low flying aircraft. Includes advanced stabilization technology and GPS satellite-linking capability.	• U.S. Navy frigates and other surface combatants • U.S. Special Operations Command and non-U.S. navies, special operations and patrol boats
Mast-Mounted Sight (MMS)	First generation surveillance and targeting system for detecting, identifying and destroying enemy targets during reconnaissance missions. Sighting system includes high-resolution television camera, thermal imaging sensor, laser range finder/designator and boresight assembly.	• U.S. Army's OH-58D Kiowa Warrior helicopters
Virtual Imaging System for Approach and Landing (VISUAL)	Aircraft carrier surveillance and tracking system for air traffic control of aircraft takeoffs and landings. Reduces landing risks on board carriers by providing precise infrared imagery to help guide and align aircraft for safer landings.	• U.S. Navy aircraft carriers and amphibious operation ships
Vertical Integrated Sensor Arrays (VISA)	State-of-the-art active and passive infrared sensing systems with parallel signal processors implementing DRS's proprietary High-Density Vertically Integrated Photodiode (HDVIP®) infrared detector technology.	• U.S. Navy • Defense Advanced Research Projects Agency (DARPA)
Sentry® and Sentry® HP Unmanned Aerial Vehicles	Support military special operations missions with close-range, low-weight, low-noise, medium-duration UAVs. Sentry® applications include tactical, short-range optical/electronic surveillance and radio relay (with long duration, full configuration). Next generation Sentry® HP models provide additional payload capacity and enhanced performance characteristics.	• Special operations • Various civil applications

RSTA continued
Product	Description	Platforms/Customers
Neptune™ Maritime Unmanned Aerial Vehicles	Support military special operations missions with close-range, low-weight, low-noise, medium-duration UAVs. Optimized for at-sea launch and recovery, ease of deployment and recovery on land or in water for day and night special operations, especially where developed runways are unavailable. Simple assembly and disassembly.	• U.S. Navy • Various civil applications
Firepower Enhancement Program (FEP)	Second generation forward looking infrared thermal imaging system for the gunner's sighting system, increasing imaging resolution, targeting range, detection capability and reliability. Also provides Far Target Locator capability.	• U.S. Army M1A1 Abrams Main Battle Tanks
NightHawk	Second generation forward looking infrared surveillance and targeting system for detecting, identifying and destroying enemy targets during armed helicopter reconnaissance missions.	• Korean Light Helicopters • Mast-Mounted Sight Upgrade for replacement of MMS on Kiowa Warrior helicopters
Focal Plane Arrays (FPAs)	Infrared sensor components for sighting, targeting and weapons systems. Process incoming infrared energy; support surveillance, early warning, tracking and identification applications.	• Thermal imaging systems • Heat seeking missile guidance systems and missile warning systems • Military and non-military space applications

RSTA continued
Product	Description	Platforms/Customers
Uncooled Focal Plane Arrays	Less expensive infrared sensors for commercial and military applications involving the detection of heat, temperature maintenance and short-range surveillance.	• FLIR cameras
•  U.S. Army Bradley Head Tracked
    Sensor Suite (HTSS)
•  Thermal sensor modules for
    unmanned ground vehicles
    (UGVs) and unmanned aerial
    vehicles (UAVs)
•  U.S. Army Driver Vision
    Enhancement (DVE) II
•  Small Arms Fire Control
    System (SAFCS)
•  Low Power Uncooled Infrared
    (LPUIR)
•  Various other customers, including
    research organizations, fire
    departments, short-range
    military surveillance and
targeting missions
Staring Mid-Wave FLIRs	Major subsystem for surveillance and targeting systems supporting military airborne and surface ship applications.	• U.S. Navy's Aegis DDG class destroyers providing surveillance for MK-46 weapon system
Space-Based Sensors	Focal plane arrays for strategic space applications.	• NASA platforms, weather satellites and surveillance satellites for remote sensing missions
Nightstar® Day/Night Vision Binoculars	Binoculars that incorporate an image intensifier tube, laser range finder and digital compass.	• U.S. Army ground troops and special operations units • Border patrol forces • International military forces
LADARVision® Manufacturing	Exclusive manufacturer of electro-optical modules for the LADARVision® System used in laser vision corrective surgery.	• Alcon Laboratories, a unit of Nestlé S.A.
Panoramic200™ Non-Mydriatic Scanning Laser Ophthalmoscope Manufacturing	North American manufacturer of FDA-approved high-resolution, ultra-wide field, retinal digital imaging scanner.	• The New England Eye Center • Other commercial biomedical customers

RSTA continued
Product	Description	Platforms/Customers
Data Recorders	Data recorders for telecommunications signals, classical variable rate instrumentation applications, and general data and in-flight recording applications. Enables users to record, analyze, store and forward signals at significantly enhanced speeds.	• Government intelligence agencies
EAS 3000 Emergency Avionics Systems	Deployable, crash-survivable systems for helicopters, incorporating flight data recorder, cockpit voice recorder and emergency locator beacon.	• U.K. Royal Air Force & U.K. Royal Navy EH-101 Merlin helicopters and variants • Canadian Cormorant search and rescue helicopters • Italian MMI helicopters • Tokyo metropolitan police helicopters
ELB 3000 Emergency Locator Beacon	Variant of the EAS 3000 enabling rapid location of downed aircraft and timely search for survivors.	• U.S. Army/Sikorsky S-92 helicopters • Various helicopters flown by commercial North Sea Heavy Lift operators
Deployable Flight Incident Recorders Systems	Deployable systems for fixed-wing aircraft incorporating flight data recorder, cockpit voice recorder and emergency locator beacon; variant used for cockpit voice recording.	• U.S. Navy and international F/A-18 Hornet strike aircraft • German Air Force/Navy Tornado aircraft • U.S. Air Force RC-135 surveillance aircraft • Canadian CP-140 Aurora patrol aircraft
Aircraft Crash Locator Beacons	Deployable systems for fixed-wing aircraft incorporating radio transmitter and power source to alert search and rescue operators.	• Wide variety of military aircraft, including P-3, EA-3, AWACS, C-130 and others
Video Recording Systems	Cockpit recording systems that capture various sensor and video data to provide airborne and ground imagery.	• U.S. Air Force A-10 Thunderbolt aircraft • U.S. Navy F/A-18C/D/E/F Hornet aircraft • U.S. Army OH-58D Kiowa Warrior helicopters • Canada's Light Armored Reconnaissance Vehicles
Airborne Mission Recorders	Digital recorders with ground-based relay stations that capture and record mission sensor data, including sonar and acoustic sonobuoy data.	• U.S. Navy's and international navies' P-3C Orion and S-3 Viking patrol aircraft • Japanese Navy SH-60F Inner Zone helicopters

RSTA continued
Product	Description	Platforms/Customers
Multiplexed Airborne Video Analysis System	Analysis system used for replay and reconstruction of mission data.	• U.K. Ministry of Defence for the Tornado aircraft
Airborne Separation Video System (ASVS)	High-speed digital camera system specifically designed and qualified to replace high-speed film cameras to capture airborne weapons separation events.	• U.S. Navy F/A-18 Hornet aircraft • U.S. Air Force F-16 Fighting Falcon • Republic of Korea Air Force
Framing and Ballistic Range Cameras	Ultra high-speed cameras used primarily for capturing images relating to ballistics range tests, electrical discharge, detonics and combustion processes.	• Wide variety of military, industrial and university research laboratory applications.
Common Multi-Platform Boresight System (CMBS)	DRS proprietary infrared laser Triaxial Measurement System (TMS) with aircraft-specific adapters. System provides portable, cost-effective, time saving boresighting capability considered essential ground support. Aligns aircraft sighting, weapons and navigation systems to ensure target accuracy. Multiple Platform Boresighting Equipment (MPBE) expands application to multiple air platforms.	• U.S. Army AH-64 Apache and Apache Longbow helicopters • U.S. Air Force AC-130U Spectre gunship, F-16 Fighting Falcon and F-15 Eagle aircraft • U.S. Marine Corps Cobra helicopters • NATO aircraft
Training Systems
Air Combat Training, Test and Evaluation	Airborne and ground-based RF emitters, simulators and data collection systems used to train aircrew and evaluate electronic warfare countermeasures.	• U.S. Army and NATO Apache
    helicopters

•  Canadian Halifax class frigates
•  Various U.S. and international
    military aircraft, including EP-3E,
    EA-6B, A/OA-10, F-4, F-5, F-14,
    F-15, F16, F/A-18, F/A-22, Hawk,
    Tornoado, EF-2000, Mirage
2000 and MIG 29
Electromechanical Products	Combat vehicle, missile launching and aircraft electromechanical systems.	• U.S. Army LAV variants, M1 Abrams • JSTARS Common Ground Station vehicles • F/A-18 aircraft
Shipboard and Coastal Electronics	Naval data communications and missile launching electronics and coastal surveillance radars.	• U.S. Navy DDG-51 destroyers • LAMPS helicopters • U.S. Navy CG-47 class cruisers

Training Systems continued
Product	Description	Platforms/Customers
Airlift Avionics and Cargo Delivery Systems	Avionics for aircraft with auto pilot and auto throttle used to locate, identify, communicate flight data and maintain relative positions in all visibility conditions, and cargo handling roller and pallet systems for cargo aircraft.	• Various military aircraft, including the C-17, C-130, C-141, CN-235, C-295, C-212, DHC-5, KC-135 and MH-47
Test & Energy Management
Automated Test Equipment	Diagnostics systems used for testing electronic and electro-optics components of ground combat vehicles and strategic weapons systems.	• U.S. Army M1 Abrams, M2/M3 Bradley, Light Armored Vehicles and Minuteman III ICBMs
Energy Management Systems	Hybrid power systems replacing conventional drive trains to achieve higher fuel efficiency, mobile power, improved mobility, and to enable mission platforms for Directed Energy Weapons (DEW).	• U.S. Army HMMWV, FMTV and Unmanned Ground Combat Vehicles • Various commercial deliver vehicles
Embedded Diagnostics and Vetronics (vehicle electronics)	Data acquisition modules and diagnostics processors for embedded solutions, drive-by-wire, video distribution system, display panels, power distribution and mine-clearing blade control, and electronics upgrade for diagnostics capability and obsolescence.	• Grizzly Combat Engineers Vehicle • U.S. Army M1 Abrams, M2/M3 Bradley Fighting Vehicles • MLRS Vehicles • LOSAT Vehicles

        Other.    "Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period we owned it) and certain of our non-operating subsidiaries. DRS Ahead Technology produced magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also serviced and manufactured video heads used in broadcast television equipment. DRS Ahead Technology was sold on May 27, 2002 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Divestitures).

Industry Background

        The U.S. military has worked to meet the changing threats that have evolved since the mid-1980s with a focus on lighter, faster and more intelligent weapons and an emphasis on intelligence, surveillance and reconnaissance. This change in focus, the end of the Cold War and the subsequent reduction in defense spending led to consolidation in the defense industry. Today, the industry is dominated by five domestic prime contractors and a few large European defense companies with an increasing presence in the U.S. markets. These large prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently subcontract the development of many systems and subsystems.

        Recent events, including the global war on terrorism, Operation Enduring Freedom and Operation Iraqi Freedom, have altered the defense and homeland security environment of the Unites States. These events have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology products. The Department of Defense (DoD) continues to focus on both supporting ongoing operations and transforming our military to confront future threats. We believe that the current business, political and global environments will create new opportunities for mid-tier defense companies like DRS to develop strategic relationships with prime contractors. Through these relationships, we believe we can provide new systems and subsystems, which are capable of meeting the military's evolving requirements.

Business Strategy

        Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

  •
  Leverage Incumbent Relationships. We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts greatly enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a "best value" provider for our customers. "Best value" is a DoD contracting theme which focuses supplier selection on a supplier's past performance instead of solely on lowest price.

  •
  Develop and Expand Existing Technologies. Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on the development and commercialization of our technology. Customer funded development contracts enable us to work with our customers to design and manufacture new systems and components, while decreasing our financial risk.

  •
  Continue to React Quickly to the Changing Defense Environment. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt our products, such as thermal imaging, ruggedization and communication products, to address evolving military requirements, such as rapid deployment and containment of non-conventional threats including terrorism.

  •
  Capitalize on the Department of Defense's Emphasis on Transformation. The Department of Defense consistently has emphasized its goal to transform the U.S. military into a nimble, light and network centric force. We believe our expertise in electro-optics, power management, training and test, signals intelligence, rugged computers, advanced communications and network systems fits well into the DoD's technological focus.

  •
  Pursue Strategic Acquisitions. We plan to continue our active participation in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base, build on our existing customer relationships and enhance our ability to enter new markets.

Fiscal 2004 Acquisitions

        On November 4, 2003, we acquired all of the outstanding stock of IDT in a purchase business combination and merged IDT into a wholly-owned subsidiary of DRS. The total merger consideration was $367.4 million including $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of our common stock valued at $24.55 per share, plus our merger-related costs of approximately $12.9 million. Upon closing of the merger we repaid IDT's term loan in the amount of $200.8 million. The cash consideration for the merger and IDT's term loan were financed with initial borrowings under our amended and restated credit facility, the issuance of our senior subordinated notes and with existing cash on hand.

        Headquartered in Huntsville, Alabama, IDT is a designer, developer and provider of advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments.

Customers

        We sell a significant portion of our products to agencies of the U.S. government, primarily the DoD, to foreign government agencies or to prime contractors or their subcontractors. Approximately 84%, 81% and 78% of total consolidated revenues for fiscal 2004, 2003 and 2002, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Export sales accounted for approximately 13%, 13% and 15% of total revenues in the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Backlog

        The following table sets forth our backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated. "Backlog" refers to the aggregate revenues remaining to be earned at a specified date under contracts held by us, including, for U.S. government contracts to the extent of the funded amounts under such a contract, have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the full value of contract awards nor does it include the sales value of unexercised options that may be exercised in the future. Backlog also includes all firm orders for commercial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

	March 31,
	2004	2003	2002
	(in thousands)
U.S. Government	$924,109	$595,562	$468,931
Foreign Government	240,758	199,683	93,557

	1,164,867	795,245	562,488
Commercial Products	50,933	71,809	32,780

	$1,215,800	$867,054	$595,268

        We expect to record as revenues approximately 77% of our funded backlog as of March 31, 2004 during fiscal 2005. However, there can be no assurance that our entire funded backlog will become sales in future periods.

Research and Development

        We conduct research and development programs to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and as part of customer-funded development contracts.

        We recorded revenues for customer-sponsored research and development of approximately $67.3 million, $43.8 million and $36.2 million for fiscal 2004, 2003 and 2002, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $28.4 million, $14.4 million and $9.5 million for fiscal 2004, 2003 and 2002, respectively.

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

        No single program represented more than 10% of revenues for the year ended March 31, 2004. We have a diverse business mix with limited dependence on any single program. Only one program, the AN/UYQ-70, at approximately 13% and 20%, represented more than 10% of our revenue in the years ended March 31, 2003 and 2002, respectively.

        The percentages of revenues during fiscal 2004, 2003 and 2002 attributable to our contracts by contract type were as follows:

	March 31,
	2004	2003	2002
Firm fixed-price	82%	85%	87%
Cost-type	18%	15%	13%

        Our contracts are normally for production, services or development. Production and services contracts are typically of the fixed-price variety with development contracts currently of the cost-type variety. The continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. government contract portfolio. Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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

        Under generally accepted accounting principles in the United States (GAAP), contract costs, including applicable general and administrative expenses on long-term government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations, incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the Federal Acquisition Regulations, are excluded from costs accumulated on U.S. government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs, and bid and proposal costs) of $32.8 million and $25.5 million at March 31, 2004 and 2003, respectively.

        Our defense contracts and subcontracts are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The Defense Contract Audit Agency (DCAA) performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. Approval of a submitted yearly cost can take from one to three years from the date of the submission of the contract cost.

        U.S. government contracts are, by their terms, subject to termination by the U.S. government for either convenience or default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. If a contract termination is for default, however, the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. government. In these circumstances, the U.S. government is not liable for excess costs incurred by us in procuring undelivered items from another source.

        In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract usually is funded partially, and additional monies normally are committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

Competition

        Our products are sold in markets in which several of our competitors are substantially larger than we are, devote substantially greater resources to research and development, and, generally, have greater financial resources. We face a variety of competitors, including BAE Systems PLC, EDO Corporation, FLIR Systems Inc. and L-3 Communications Holdings, Inc. Certain competitors also are our customers, partners and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar volume of the anticipated award. We believe that we compete on the basis of:

  •
  The performance and flexibility of our products;

  •
  Reputation for prompt and responsive contract performance;

  •
  Accumulated technical knowledge and expertise; and

  •
  Breadth of our product line.

        Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

        In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As a number of consolidations and mergers of defense suppliers has occurred, the overall size of the defense industry has decreased in recent years. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have benefited from this trend, as evidenced by the formation of strategic alliances with several large suppliers.

Patents and Licenses

        We have patents on certain of our commercial and data recording products, semiconductor devices, rugged computer related items, and electro-optical and focal plane array products. We and our subsidiaries have certain registered trademarks, none of which are considered significant to our current operations. We believe our patent position and intellectual property portfolio, in the aggregate, are valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

        When we work on U.S. government contracts, the U.S. government may have contractual rights to data for our "core" technologies, source codes and other developments associated with such government contracts. Records of our data rights are maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by other U.S. government contractors is subject to negotiation from time to time between us and the U.S. government. The extent of the government's data rights in any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product.

Manufacturing and Supplies

        Our manufacturing processes for most of our products include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, insulated wire and cables. In addition, many of our products use machine castings and housings, motors, and recording and reproducing heads.

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

International Operations and Export Sales

        We currently sell several of our products and services internationally, such as sales to Canada, the United Kingdom, Israel, the Republic of China (Taiwan), Spain, Australia, and other countries in Europe. International sales are subject to export licenses granted on a case-by-case basis by the United States Department of State and Department of Commerce. In addition, the U.S. government prohibits or restricts the export of some of DRS's products. Our international contracts generally are payable in United States dollars. Export sales accounted for approximately 13%, 13% and 15% of total revenues in the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

        There are two principal contracting methods used by DRS for export sales, Direct Foreign Sales (DFS) and the U.S. government's Foreign Military Sales (FMS). In a DFS transaction, the contractor sells directly to the foreign country and assumes all the risks in the transaction. In a FMS transaction, the sale is funded by, contracted by and made to the U.S. government, which in turn sells the product to the foreign country.

        We currently operate outside the United States through our C4I Group in Canada and the United Kingdom and through our SR Group in the United Kingdom.

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

Seasonality

        No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Environmental Matters

        The Company's operations include the use, generation and disposal of hazardous materials. The Company is subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, the Company believes that it has been and is in substantial compliance with environmental laws and regulations and that it has no liabilities under environmental requirements that it would expect to have a material adverse affect on its business, results of operations or financial condition. In the past three years, the Company has not incurred substantial costs relating to environmental compliance.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name	Age	Position
Mark S. Newman	54	Chairman of the Board, President and Chief Executive Officer
Paul G. Casner, Jr.	66	Executive Vice President, Chief Operating Officer
Nina Laserson Dunn	57	Executive Vice President, General Counsel and Secretary
Robert F. Mehmel	41	Executive Vice President, Business Operations and Strategy
Richard A. Schneider	51	Executive Vice President, Chief Financial Officer

        Mark S. Newman joined us in 1973 and became a director in 1988. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. In May 1994, Mr. Newman became our President and Chief Executive Officer and in August 1995 became Chairman of the Board. Mr. Newman serves as Chairman of the Board of Directors of the American Electronics Association, is a member of the Board of Governors of the Aerospace Industries Association and is a director of Business Executives for National Security, the Commerce and Industry Association of New Jersey and the New Jersey Technology Council. He is also a director on the boards of Congoleum Corporation, Opticare Health Systems, Inc., SSG Precision Optronics, Inc. and Refac.

        Paul G. Casner, Jr. joined us in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became one of our Vice Presidents and President of DRS's Electronic Systems Group. In 1998, he became Executive Vice President, Operations, and in May 2000, he became our Executive Vice President, Chief Operating Officer. Mr. Casner has more than 35 years of experience in the defense electronics industry and has held positions in engineering, marketing and general management. Mr. Casner is a director of ACE-COMM Corporation and Mikros Systems Corporation.

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

        Richard A. Schneider joined us in 1999 as Executive Vice President and Chief Financial Officer. He also served as our Treasurer until November 20, 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in

February 1999. Mr. Schneider has over 25 years of experience in corporate financial management, including ten years with NAI.

Employees

        As of March 31, 2004, we had approximately 5,800 employees, approximately 5,430 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 127 of our employees at DRS Power & Control Technologies are represented by a labor union, and are covered by a collective bargaining agreement through March 2006. Two DRS Power & Control Technologies employees are represented by a separate labor union and are covered by a collective bargaining agreement through October 2006. Approximately 113 employees from the IDT companies acquired November 4, 2003 are represented by a union and are covered by a collective bargaining agreement that expires May 2006. We believe that our relations with our employees generally are good.

Item 2. Properties

        We lease the following properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	Corporate Headquarters	Corporate	30,700	Fiscal 2011
Arlington, Virginia	Administrative	Corporate	4,300	Fiscal 2007
Washington, D.C.	Administrative	Corporate	3,400	Fiscal 2008
Gaithersburg, Maryland	Administrative, Engineering and Manufacturing	C4I	42,500	Fiscal 2006
Gaithersburg, Maryland	Administrative, Engineering and Product Development	C4I	10,700	Fiscal 2008
Chesapeake, Virginia	Field Service and Engineering Support	C4I	19,600	Fiscal 2009
San Diego, California	Engineering Support Services	C4I	7,200	Fiscal 2005
Johnstown, Pennsylvania	Administrative and Manufacturing	C4I	130,000	Fiscal 2011
Farnham, Surrey, United Kingdom	Administrative, Engineering and Manufacturing	C4I	28,000	Fiscal 2015
Colorado Springs, Colorado	Administrative, Engineering and Manufacturing	C4I	21,600	Fiscal 2011
Columbia, Maryland	Administrative and Manufacturing	C4I	11,600	Fiscal 2007
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	20,000	Fiscal 2006
Dayton, Ohio	Administrative, Manufacturing and Field Service	C4I	20,100	Fiscal 2009
Dayton, Ohio	Administrative and Manufacturing	C4I	13,700	Fiscal 2005
Fitchburg, Massachusetts	Administrative and Engineering	C4I	10,200	month to month
	Administrative, Engineering and Manufacturing	C4I	45,800	Fiscal 2018
Torrance, California	Administrative, Engineering and	C4I	39,400	Fiscal 2005
Poolesville, Maryland*	Engineering, Manufacturing and Research Manufacturing	C4I	217,800	Fiscal 2006
Kanata, Ontario, Canada	Administrative and Engineering	C4I	63,100	Fiscal 2012
Oakland, New Jersey	Administrative, Engineering and Manufacturing	C4I	60,000	Fiscal 2008
Morgan Hill, California	Engineering, Manufacturing and Research	C4I	52,100	Fiscal 2007
Wyndmoor, Pennsylvania	Administrative and Manufacturing	C4I	98,000	Fiscal 2009
Palm Bay, Florida	Administrative, Engineering and Manufacturing	SR	96,900	Fiscal 2011
Melbourne, Florida	Administrative, Engineering and Manufacturing	SR	114,600	Fiscal 2011

Anaheim, California	Administrative, Engineering and Manufacturing	SR	106,000	Fiscal 2005
Irvine, California	Administrative, Engineering and Manufacturing	SR	18,900	Fiscal 2005
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	SR	42,000	Fiscal 2008
Mineral Wells, Texas*	Flight testing	SR	340,000	Fiscal 2008
Dallas, Texas	Administrative, Engineering and Manufacturing	SR	124,000	Fiscal 2008
Huntsville, Alabama	Administrative, Manufacturing Warehouse	SR	230,300	Fiscal 2014
Buffalo, New York	Engineering, Manufacturing and Research	SR	315,430	Fiscal 2007
Fort Walton Beach, FL	Engineering, Manufacturing and Research	SR	8,000	Fiscal 2005
Kanata, Ontario, Canada	Engineering and Manufacturing	SR	11,000	Fiscal 2008

*
indicates land lease only

        We own the following properties:

Location	Activities	Operating Segment	Approximate Square Footage
Largo, Florida	Administrative and Manufacturing	C4I	120,000
Hudson, Massachusetts	Administrative, Engineering, Product Development and Manufacturing	C4I	54,000
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	72,700
Milwaukee, Wisconsin	Administrative, Engineering, Field Service, Product Development and Manufacturing	C4I	612,500
Palm Bay, Florida	Administrative, Manufacturing and Engineering	C4I	54,000
Enterprise, Alabama	Administrative, Engineering, Manufacturing and Research	C4I	52,800
Gaithersburg, Maryland	Engineering, Manufacturing and Research	C4I	170,000
Dallas, Texas	Engineering and Manufacturing	C4I	148,100
Carleton Place, Ontario, Canada	Administrative and Manufacturing	SR	140,000
Tring, Hertfordshire, United Kingdom	Vacant, available for sale	SR	8,000
Fort Walton Beach, FL	Engineering, Manufacturing and Research	SR	267,000

        We believe that all of our facilities are in good condition, adequate for our intended use and sufficient for our immediate needs. It is not certain whether we will negotiate new leases as existing leases expire. Such determinations will be made as existing leases approach expiration and will be based on an assessment of our requirements at that time. Further, we believe that we can obtain additional space, if necessary, based on prior experience and current real estate market conditions.

        The Company has a mortgage note payable that is secured by a lien on its facility in Palm Bay, Florida.

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of
IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in November of 2004. We believe that we have meritorious defenses and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law), and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to the Company's acquisition of IDT, and prior to its acquisition by IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS) pursuant to CERCLA regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs), for the environmental conditions at the site, including the
U.S. Government as owner of the land. The NPS has not yet made a demand on us, nor, to our knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who has reviewed the existing documentation. While it is too soon to determine the ultimate financial implications to us, based upon our knowledge of the current facts and circumstances surrounding this matter, we do not believe the total costs to us with respect to this matter will be material.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 22, 2004 a special meeting of the Company's stockholders was held and the following matters were submitted to a vote of the stockholders:

  i.
  The amendment to our certificate of incorporation to increase the Company's authorized common stock from 30,000,000 shares to 50,000,000 shares.

  ii.
  The amendment and restatement of the Company's 1996 Ominibus Plan to (a) increase the maximum number of shares available for award from 3,875,000 to 5,875,000 and (b) make certain other non-material changes to the Company's plan.

  With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved both proposals as follows:

	For	Withheld	Abstain
Proposal (i):	21,779,875	2,203,641	30,680

	For	Against	Abstain
Proposal (ii):	16,544,382	4,268,269	48,425

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        We have not paid any cash dividends. We intend to retain future earnings for use in our business and do not expect to declare cash dividends on our common stock in the foreseeable future. Our Credit Facility and the Notes restrict our ability to pay dividends or make other distributions on our common stock (see Note 8 of the Consolidated Financial Statements). Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by our Board of Directors.

        The following table shows the high and low sale prices per share of our common stock during fiscal 2004 and 2003 as reported on the NYSE.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$28.83	$23.68	$48.66	$35.20
Second Quarter	$29.72	$23.62	$42.75	$30.58
Third Quarter	$29.38	$23.37	$37.66	$28.20
Fourth Quarter	$32.00	$26.94	$31.90	$21.00

        The closing sale price of our common stock as reported by the New York Stock Exchange on June 7, 2004 was $28.63 per share. As of that date there were approximately 516 holders of record of the Company's common stock.

        See information with respect to shares of DRS common stock that may be issued under our equity compensation plan as of March 31, 2004 in our Definitive Proxy Statement, relating to the 2004 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

Item 6. Selected Financial Data

        In the following table, we provide you with our selected historical consolidated financial and operating data as of and for the fiscal years indicated. The selected summary of earnings data, per-share from continuing operations data and certain of the other data for the years ended March 31, 2004, 2003 and 2002 and the summary of financial position data as of March 31, 2004 and 2003 presented below are derived from our audited consolidated financial statements included elsewhere in Item 8 of this Form 10-K. The selected summary of earnings data, earnings from continuing operations per-share data and certain of the other data for the years ended March 31, 2001 and 2000 and the summary of financial position data as of March 31, 2002, 2001 and 2000 presented below are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

        When you read this selected historical financial data, it is important that you also read along with it our historical consolidated financial statements and related notes included in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended March 31,
	2004		2003		2002		2001		2000
	(in thousands, except per-share data and ratios)
Summary of Earnings
Revenues(1)	$1,001,250		$675,762		$517,200		$427,606		$391,467
Operating income(1),(2)	$104,943		$67,684		$49,769		$37,531		$26,178
Earnings from continuing operations before income taxes	$79,150		$55,872		$38,361		$24,954		$12,832
Earnings from continuing operations	$44,720		$30,171		$20,331		$11,978		$7,661
Net earnings(1),(2)	$44,720		$30,171		$20,331		$11,978		$4,310
Per-Share Data from Continuing Operations(3),(4)
Basic earnings per share	$1.84		$1.64		$1.52		$1.14		$0.83
Diluted earnings per share	$1.80		$1.58		$1.41		$1.01		$0.76
Summary of Financial Position
Working Capital	$118,729		$100,024		$165,237		$43,686		$21,384
Property, plant and equipment, net	$149,542		$87,610		$50,481		$37,639		$29,006
Total assets(5)	$1,592,388		$972,121		$601,091		$334,940		$320,098
Long-term debt, excluding current installments	$565,654		$216,837		$138,060		$75,076		$97,695
Total stockholders' equity	$595,625		$438,180		$257,235		$111,947		$78,184
Financial Ratios and Supplemental Information
EBITDA(6)	$131,985		$81,942		$61,960		$52,338		$42,302
Free cash flow(7)	$77,572		$30,482		$14,266		$18,085		$1,807
Cash flows from operating activities of continuing operations	$102,617		$52,008		$27,849		$34,270		$8,017
Capital expenditures	$25,045		$21,526		$13,583		$16,185		$6,210
Depreciation and amortization	$29,327		$16,660		$13,789		$16,125		$17,070
Internal research and development	$28,436		$14,355		$9,535		$8,027		$9,867
Interest and related expenses	$24,262		$10,589		$10,954		$11,461		$12,600
Interest coverage ratio(8)	5.4	x	7.7	x	5.7	x	4.6	x	3.4	x
Long-term debt to total capitalization	49.0%		33.9%		35.1%		42.2%		51.9%
Long-term debt to EBITDA	4.3	x	2.7	x	2.3	x	1.6	x	2.4	x

(1)
DRS's selected financial data includes the effect of the following purchase business combinations and divestitures from their date of acquisition, or divestiture, by fiscal year:

a)
Fiscal Year 2004: Integrated Defense Technologies, Inc.—Acquired November 4, 2003.

b)
Fiscal Year 2003: The U.S.-based Unmanned Aerial Vehicle business of Meggitt Defense Systems—Texas, Inc.—Acquired April 11, 2002; The Navy Controls Division of Eaton Corporation—Acquired July 1, 2002; DKD, Inc.—Acquired October 15, 2002; Paravant Inc.—Acquired November 27, 2002; the Electromagnetics Development Center of Kaman Corporation—Acquired January 15, 2003; and Power Technology Incorporated—Acquired February 14, 2003; DRS Advanced Programs, Inc.—Sold November 22, 2002; DRS Ahead Technology Inc.—Sold May 27, 2002.

c)
Fiscal Year 2002: The Electro Mechanical Systems unit of Lockheed Martin Corporation—Acquired August 22, 2001; and The Sensors and Electronic Systems business of The Boeing Company—Acquired September 28, 2001.

d)
Fiscal Year 2001: General Atronics Corporation—Acquired June 14, 2000; DRS Magnetic Tapehead business unit—Sold August 31, 2000.

e)
Fiscal Year 2000: Global Data Systems Ltd.—Acquired July 21, 1999.

(2)
Effective April 1, 2001, DRS adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. Included in operating income for the fiscal years ended March 31, 2001 and 2000 is goodwill amortization of $5.3 million and $5.2 million, respectively.

(3)
Per share data includes the weighted average impact of the November 4, 2003 issuance of 4,323,172 shares of common stock in connection with the IDT acquisition, the December 20, 2002, issuance of 5,462,500 shares of common stock in a public offering and the December 19, 2001, issuance of 3,755,000 of common stock in a public offering.

(4)
No cash dividends have been distributed in any of the years presented.

(5)
Total assets includes the consolidated assets of the acquisitions included in (1) above.

(6)
Earnings from continuing operations before extraordinary item, net interest and related expenses (primarily amortization of debt issuance costs), income taxes and depreciation and amortization (EBITDA). See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(7)
Cash flows from operating activities of continuing operations less capital expenditures. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(8)
Ratio of EBITDA to interest and related expenses (primarily amortization of debt issuance costs).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by defense industry considerations and a summary of our overall business strategy to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows, and discuss our financial commitments under "Liquidity and Financial Resources" and "Contractual Obligations", respectively.

        This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our Consolidated Financial Statements.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-

looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

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

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure, which realigned our subsidiaries into two operating segments. Prior to the realignment, we operated with four operating segments. This repositioning is the result of strategic organizational reviews and a focused effort undertaken to integrate the Company's November 4, 2003 merger of Integrated Defense Technologies, Inc. (IDT) into a wholly owned subsidiary of DRS. Our two principal operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). All other operations, primarily our Corporate Headquarters, are grouped in Other. The historical financial results presented in this MD&A have been restated to conform to the new operating segment reporting structure.

        The C4I Group is comprised of the following product categories: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, meteorological surveillance and analysis and radio frequency broadcast transmission equipment; Power Systems, which includes the naval and industrial power generation, conversion, propulsion, distribution and control systems lines; Intelligence Technologies, which includes signals intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals product lines.

        The SR Group is comprised of the following product categories: the Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, unmanned vehicles, high-speed digital data and imaging systems, and aircraft weapons alignment systems and provides electro-optical system manufacturing services; the Training Systems, which develops and produces air combat training, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics. For additional details of products and customers by business area see Item 1, "Business," of this Form 10-K.

        The substantial majority of our sales are generated using written contractual arrangements. The contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided by our customers. Our primary "end-use" customer is the Department of Defense (DoD). For the year ended March 31, 2004, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors generated $844.2 million, or 84%, of our consolidated sales. Our other customers include certain U.S. Government intelligence agencies, foreign governments, commercial customers and other U.S. federal, state and local government agencies.

Defense Industry Considerations and Business Strategy

        Recent events, including the global war on terrorism, Operation Enduring Freedom and Operation Iraqi Freedom have altered the defense and homeland security environment of the Unites States. These events have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology products. The DoD continues to focus on both supporting ongoing operations and transforming our military to confront future threats.

        Our nation's overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, missile defense, and improved information systems capability and homeland security.

        On February 2, 2004, the President's Future Year Defense Plan (FYDP) for the DoD's fiscal years 2005 through 2009 (the DoD's fiscal year begins October 1st) was released, along with the DoD's budget request for $401.7 billion. The fiscal 2005 budget request is 7.1% over the DoD fiscal 2004 budget, excluding fiscal 2004's supplemental appropriations for Operation Enduring Freedom and Operation Iraqi Freedom. Although the overall proposed DoD budget increase can be a positive indicator of growth for the defense industry, we believe that the level of growth and amount of budget ultimately allocated to the DoD "investment account," which is comprised of the procurement and research, development, test and evaluation (RDT&E) components of the DoD budget, is a better indicator of DoD spending applicable to defense contractors, because it generally represents the amounts that are expended for military hardware, services and technology. The investment account increased 10.1% in DoD fiscal 2004 over fiscal 2003, and the current FYDP indicates a compounded annual growth rate of 5.8% from DoD fiscal 2004 to fiscal 2009.

        DoD budgets have experienced increased focus on command, control, communications, computers intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow.

        While there are no assurances that increased DoD budget levels will be approved by Congress, particularly the investment budget account, the current outlook is one of increased DoD spending, which we believe will continue to positively affect DRS and other defense contractors in the near term. Conversely, a decline in the budget for the DoD investment account could have a negative affect on future orders, revenues, operating income and cash flows for defense contractors, including DRS, depending on the weapons platforms and programs affected by such budget reductions.

        Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a significant follow-on business and an attractive customer profile.

        A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately held companies, as well as defense businesses of larger companies that, (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or extend our product offerings, and (iii) display growing revenues, and positive operating income and cash flow prospects.

Other Business Considerations

        As a government contractor, we are subject to U.S. Government oversight. The Government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business.

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity (see Item 3. Legal Proceedings).

        Our sales to international customers involve additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, customs and practices in foreign countries. We expect that international sales, as a percentage of our overall sales will continue to increase in future years as a result of, among other factors, our growth strategy and continuing changes in the defense industry.

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. See Liquidity and Capital Resources for additional information regarding certain covenants and restrictions placed on us under our credit facility.

Acquisitions and Divestitures

        The following summarizes certain acquisitions and divestitures we completed, which significantly affect the comparability of the period-to-period results presented in this discussion and analysis. The acquisitions discussed below have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in our reported operating results from their respective effective dates of acquisition. We selectively target acquisition candidates that complement or expand our product lines, services or technical capabilities. We continue to seek acquisition opportunities consistent with our overall business strategy.

        Fiscal 2004 Acquisition    On November 4, 2003, we acquired all of the outstanding stock of IDT in a purchase business combination and merged IDT into a wholly-owned subsidiary of DRS (the Merger). The total merger consideration was $367.4 million including $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of our common stock valued at $24.55 per share, plus our merger-related costs of approximately $12.9 million. Upon closing of the Merger we, repaid IDT's term loan in the amount of $200.8 million. The cash consideration for the Merger and IDT's term loan were financed with borrowings under our amended and restated credit facility, the issuance of our senior subordinated notes and with existing cash on hand.

        Headquartered in Huntsville, Alabama, IDT, which consists of eight operating units, is a designer, developer and provider of advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments.

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

  •
  IDT further diversifies and expands our program portfolio; and

  •
  IDT provides additional technology and expertise in power generation. IDT's power generation leadership, including a strong market position on a U.S. Army hybrid electric drive program, as well as a leading position in power distribution switchgear for the LHD-8 Amphibious Assault Ship under development at Northrop Grumman Ship Systems, complements our strong presence in the naval power systems business.

        The acquired IDT operating units are being managed as a part of our C4I and SR Groups.

        Fiscal 2003 Acquisitions    On February 14, 2003, we acquired all of the outstanding stock of Power Technology Incorporated, a privately held company principally located in Fitchburg, Massachusetts, for $35.0 million in cash, subject to adjustment, plus $14.0 million of contingent consideration and $0.3 million of acquisition-related costs. During fiscal 2004, we recorded $4.0 million in earn-out payments, with a corresponding increase to goodwill. Renamed DRS Power Technology, Inc. (DRS PTI), the company operates as part of our C4I Group. DRS PTI designs, develops, manufactures and provides life-cycle support for a wide variety of high-performance, complex power systems and rotating machinery and is concentrated in four major areas: Navy Electric Drive Equipment, Navy Main Propulsion Turbines, High-Performance Navy Pumps, and Fuel Cells and Industrial Equipment. The addition of DRS PTI to DRS's existing power systems line of business is significant to our strategy for providing naval vessels with a totally integrated gas turbine or steam turbine propulsion plant, with either electric or mechanical drive, and is expected to enhance our ability to expand our involvement in other electric drive platforms supporting Navy growth initiatives.

        On January 15, 2003, we acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration and $0.1 million of acquisition-related costs. Kaman's Electromagnetics Development Center develops high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. Renamed DRS Electric Power Technologies, Inc. (DRS EPT), the company operates as part of our C4I Group. The addition of DRS EPT is complementary to our existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, we acquired all of the outstanding stock of Paravant Inc. (Paravant), in a purchase business combination and merged Paravant into a wholly-owned subsidiary of DRS.

Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.9 million. Paravant, which consists of five operating units, is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is compatible with the Company's goals of expanding its core tactical systems business base and increasing our presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of our C4I Group.

        Pursuant to a purchase agreement effective July 1, 2002, we acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.0 million. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally-powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements our presence in naval advanced command and control, computer display and other ship systems. DRS PCT is being managed as a part of our C4I Group.

        In addition, we made two immaterial acquisitions in fiscal 2003.

        Fiscal 2002 Acquisitions    On September 28, 2001, we acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company. The Company paid $60.1 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.6 million. Renamed DRS Sensors & Targeting Systems, Inc. (DRS STS), the company is located in Anaheim, California, and is a provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing SR Group operating units, as well as DRS STS. DRS STS is an operating unit of the Company's SR Group. This acquisition broadens the product lines and customer base of the SR Group, particularly in those areas associated with naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based forward-looking infrared technology.

        On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for $4.0 million in cash and $0.3 million in acquisition-related costs. Renamed DRS Surveillance Support Systems, Inc. (DRS SSS), the company now operates as a unit of the SR Group, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems.

        Fiscal 2003 Divestitures    On November 22, 2002, we sold our DRS Advanced Programs, Inc. operating unit (DRS API) for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, which operated as part of our C4I Group, developed, designed, manufactured and marketed custom-packaged computers and peripherals, primarily for the DoD and the government intelligence community. The results of operations of DRS API, prior to the sale, are summarized as follows:

	Fiscal Years Ended March 31,
	2003	2002
	(in thousands)
Revenues	$8,507	$15,843
Operating (loss) income	$(1,067)	$125

        On May 27, 2002, we sold the assets of our DRS Ahead Technology Inc. operating unit. DRS Ahead Technology, which operated as part of our "Other" segment produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. No gain or loss was recorded on the sale. The results of operations of DRS Ahead Technology, prior to the sale, are summarized as follows:

	Fiscal Years Ended March 31,
	2003	2002
	(in thousands)
Revenues	$1,349	$9,209
Operating (loss)	$(496)	$(369)

Critical Accounting Policies

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction specifically is dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Other areas require management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) require management to make assumptions about matters that are uncertain at the time of the estimate; and (2) different estimates we reasonably could have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our consolidated financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Management Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the percentage of completion and total estimated costs at completion on long-term contracts, recoverability of long-lived and intangible assets, the valuation of deferred tax assets and liabilities, the valuation of assets acquired and liabilities assumed in purchase business combinations and the valuation of pensions and other postretirement benefits, as discussed below. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories, and for litigation and contingencies. Actual results could differ from these estimates.

        Revenue Recognition on Contracts and Contract Estimates    Substantially all of our direct and indirect sales to the U.S. Government and certain of our sales to foreign governments and commercial customers are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers) or to provide services related to the performance of such contracts. These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and cost-reimbursable contracts with the U.S. Government also are specifically accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, "Government Contracts, Cost-Plus-Fixed Fee Contracts" (ARB 43).

        Revenues and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered, based on their selling prices (the "units-of-delivery" method). Revenues and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs at completion of the contract for each contract (the "cost-to-cost method"). Under our percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance.

        Accounting for the revenues and profits on a fixed-price contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage-of-completion method, revenues on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, revenues on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred to date to total estimated costs at completion multiplied by the contract value, less the cumulative revenues recognized in prior periods. The profit recorded on a contract in any period under both the units-of-delivery method and cost-to-cost method is equal to the current estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the cumulative revenue recorded, less the cumulative profit previously recorded. Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These changes are recorded in the period they are determined to be necessary.

        Revenues and profits on a cost-reimbursable contract are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs, which are fixed or variable, based on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts.

        The impact of revisions in profit estimates on both fixed-price and cost-reimbursable contracts is recognized in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in revenues only when they can be estimated reliably and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and future cash flows.

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

        We often enter into contracts that provide for significant engineering as well as the production of finished units with the expectation that we will incur substantial up-front costs to engineer the product to meet customer specifications. These arrangements typically provide us the opportunity to be awarded add-on contracts requiring the delivery of additional finished units. Our ability to recover up-front costs and earn a reasonable overall profit margin often is contingent on being awarded multiple contracts. Prior to entering into such arrangements, we estimate the amount of up-front costs to be incurred and evaluate the likelihood of being awarded the add-on contracts. Inaccurate estimates of up-front costs, coupled with the failure to obtain, or delays in obtaining, add-on contracts, could have a material effect on the timing of revenue and/or profit recognition and future cash flows.

        Goodwill and Acquired Intangible Assets    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we allocate the cost of our acquired businesses (commonly referred to as the purchase price allocation) to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocations for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

        Generally, the substantial majority of the intangible assets from the businesses that we acquire are derived from the intellectual capital of the management, administrative, scientific, engineering and technical employees of the acquired businesses. The success of our businesses is primarily dependent on the management, contracting, engineering and technical skills and knowledge of our employees, rather than productive capital (machinery and equipment). Generally, patents, trademarks and licenses are not material to our acquired businesses. Therefore, the substantial majority of the intangible assets for our acquired businesses are recognized as goodwill.

        The values assigned to acquired identifiable intangible assets for customer-related and technology-based identifiable assets are determined, as of the date of acquisition, based on estimates and judgements regarding expectations of the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which is discounted to present value. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed.

        Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We assess the recoverability of our long-lived assets and acquired identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

  •
  Significant under-performance relative to expected historical performance or projected future operating results;

  •
  Significant changes in the manner or use of the assets or the strategy that affects that asset group;

  •
  Significant adverse changes in the business climate in which we operate; and

  •
  Loss of a significant contract or failure to be awarded add on contracts.

        If we identify the existence of one or more of the above indicators, we would determine if the asset is impaired by comparing its future net undiscounted cash flows with its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset's estimated fair value and its carrying value. The determination of the future net undiscounted cash flows and the fair value of an asset involves estimates and assumptions regarding future operating results, all of which are impacted by economic conditions related to the industries in which those assets operate. Inaccurate estimates could have a material affect on the results of operations, financial position and cash flows. At March 31, 2004, we had identifiable acquired intangible assets with finite useful lives of $105.2 million.

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is to be tested for impairment at a level of reporting referred to as a "reporting unit." During fiscal 2004, in connection with the realignment of the Company's operating segments discussed above, the components of our reporting units also changed. We have identified four reporting units for impairment testing purposes.

        The annual impairment test is performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our annual impairment tests with no adjustment to the carrying value of our goodwill, as of March 31, 2004 and 2003. The annual goodwill impairment assessment involves estimating the fair values of our reporting units, and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. We estimate the fair value of our reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT) and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating a weighted average of the three extended values. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT and EBITDA, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. At March 31, 2004, we had goodwill of $805.6 million.

        Pension Plan and Postretirement Benefit Plan Obligations    The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other healthcare benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, materially can affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans.

        Valuation of Deferred Tax Assets and Liabilities    At March 31, 2004, we had net deferred tax assets of $1.6 million, including net operating loss carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2004, we have provided a $9.2 million valuation allowance that is included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

        Other Management Estimates    A substantial majority of our revenues and, consequently, our outstanding accounts receivables are directly or indirectly with the United States government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

        Our inventory consists of work-in-process, general and administrative costs, raw materials and finished goods, including subassemblies principally for use in our products. We continually evaluate the adequacy of our reserves on our raw materials and finished goods inventory by reviewing historical rates of scrap, on-hand quantities as compared with historical and projected usage levels, and other anticipated contractual requirements.

        We record a liability pertaining to pending litigation or contingencies based on our best estimate of potential loss, if any, or at the minimum end of the range of loss in circumstances where a range of loss can be reasonably estimated. Because of uncertainties surrounding the nature of litigation and the cost to us, if any, we continually revise our estimated losses as additional facts become known.

Results of Operations

        Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. As discussed above, during the fourth quarter of fiscal 2004, we implemented a new organizational operating structure, which realigned our subsidiaries into two operating segments. Historical results have been restated to conform to the new reporting structure.

        Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through extensive operating segment reviews which include, among other operating issues, detailed discussions related to significant programs, proposed investments in new business opportunities or property, plant, and equipment and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by senior management of the Company.

	For the Year Ended March 31,			Percent Changes
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(in thousands)
Key performance metrics
Revenues	$1,001,250	$675,762	$517,200	48.2%	30.7%
Operating income	$104,943	$67,684	$49,769	55.0%	36.0%
Bookings	$1,068,270	$723,545	$577,238	47.6%	25.3%
Other significant financial metrics
Interest and related expenses	$24,262	$10,589	$10,954	129.1%	-3.3%
Income taxes	$34,430	$25,701	$18,030	34.0%	42.5%
Significant liquidity metrics(A)
Free cash flow	$77,572	$30,482	$14,266	154.5%	113.7%
EBITDA	$131,985	$81,942	$61,960	61.1%	32.2%

(A)
See Liquidity and Capital Resources and use of Non-GAAP Financial measures for additional discussion and information.

Fiscal Year Ended March 31, 2004, Compared with Fiscal Year Ended March 31, 2003

        Revenues and Operating Income    Revenues and operating income for the year ended March 31, 2004 were $1.0 billion and $104.9 million, respectively, increasing approximately $325.5 million and $37.3 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven primarily by our November 4, 2003 merger with IDT, and our fiscal 2003 acquisitions of the Navy Controls Division of Eaton Corporation (now operating as DRS Power & Control Technologies, Inc.—DRS PCT) Paravant Inc. (Paravant), Kaman's Electromagnetics Development Center (now operating as DRS Electric Power Technologies, Inc.—DRS EPT), Power Technology Incorporated (now operating as DRS Power Technology, Inc.—DRS PTI) and two immaterial acquisitions. IDT contributed $145.3 million to fiscal 2004 revenues. Our fiscal 2003 acquisitions contributed $147.2 million of incremental (fiscal year-over-year) revenues to fiscal 2004. Also contributing to the overall increase in revenues were increased shipments of ground- and airborne-based electro-optical sighting and targeting systems. Partially offsetting the overall increases in revenues were decreases from combat display workstation engineering services, advanced electronic manufacturing and integration services, certain maritime-based electro-optical systems and certain rugged computer systems. The growth in operating income was due primarily to the overall increase in revenues. IDT contributed $14.5 million to operating income in fiscal 2004 and our fiscal 2003 acquisitions contributed incremental operating income of $25.2 million. Partially offsetting the overall increase in operating income were certain program related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Bookings increased

$344.7 million, or 47.6%, in fiscal 2004 versus the same period in the prior year. The primary drivers of the overall increase in bookings were the acquisition of IDT, which contributed $146.6 million since its acquisition, as well as our fiscal 2003 acquisitions, which contributed $109.6 million of incremental bookings in fiscal 2004.

        Interest and related expenses    Interest and related expenses increased $13.7 million for the fiscal year ended March 31, 2004, as compared with the same period in the prior year. The increase in interest expense is the result of an overall increase in our average borrowings outstanding in fiscal 2004, driven by the financing of the IDT merger. Also contributing to the overall increase was $0.9 million of fees recorded in connection with a subordinated bridge loan commitment executed by us to secure financing in the event that we were unable to successfully consummate the October 30, 2003 issuance of the senior subordinated notes issued in connection with the IDT merger. We had no borrowings outstanding under our revolving credit facility as of March 31, 2004 and 2003.

        Income taxes    The provision for income taxes for the year ended March 31, 2004 reflects an effective income tax rate of approximately 43.5% as compared to 46% in the prior year. The decrease as compared with the corresponding prior year was primarily due to: a smaller loss incurred by DRS Tactical Systems Ltd. for which a full valuation allowance was established along with the growth of our operations which reduced the effect of the valuation allowance, the effect of foreign exchange adjustments, offset in part, by an increase in non-deductible expenses.

Fiscal Year Ended March 31, 2003, Compared with Fiscal Year Ended March 31, 2002

        Revenues and Operating Income    Revenues and operating income for the year ended March 31, 2003 were $675.8 million and $67.7 million, respectively, increasing approximately $158.6 million and $17.9 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven by our fiscal 2003 acquisitions, primarily DRS PCT and Paravant, as well as a complete fiscal year of revenues generated by the Sensors and Electronic Systems business of The Boeing Company (SES business), acquired in fiscal 2002. DRS PCT and Paravant contributed $72.4 million and $23.0 million, respectively, to fiscal 2003 revenues. The SES business contributed incremental (fiscal-year-over-year) revenues of $35.7 million for the year ended March 31, 2003. In addition, increased shipments of our ground vehicle electro-optical systems, mission data recorders and avionics contributed to the fiscal 2003 increase in revenues. Partially offsetting the overall increase in revenues were decreases from our combat display workstations, certain rugged computers and peripherals programs, and the divestitures of DRS Ahead Technology and DRS API. DRS Ahead Technology and DRS API combined, recorded revenues of $9.9 million during fiscal 2003, as compared with $25.1 million in fiscal 2002. The growth in operating income was due primarily to the overall increase in revenues and operating margin improvements in our advanced manufacturing services. DRS PCT and Paravant contributed $7.8 million and $4.1 million, respectively, to operating income in fiscal 2003, while the SES business contributed an incremental increase of $3.1 million to operating income for the same period. See Operating Segments discussion below for additional information.

        Bookings    Bookings increased $146.3 million, or 25.3%, in fiscal 2003 versus the same period in the prior year. The primary driver of the increase was incremental bookings from our fiscal 2003 and 2002 acquisitions, which contributed $162.4 million and $27.1 million, respectively, to bookings in fiscal 2003, offset in part by decreased orders for our combat display workstations during fiscal 2003, as compared with the prior year.

        Interest and related expense    Interest and related expenses decreased slightly to $10.6 million for the year ended March 31, 2003, as compared with $11.0 million in the prior fiscal year. Although weighted average borrowings outstanding increased during fiscal 2003 due primarily to the Paravant acquisition, interest expense decreased as a result of an overall decrease in weighted average interest rates during fiscal 2003, as compared with the prior fiscal year. We had no borrowings outstanding under our revolving credit facility as of March 31, 2003 and 2002.

        Income taxes    The provision for income taxes for the year ended March 31, 2003 reflected an annual estimated effective income tax rate of approximately 46%, as compared with 47% in the prior-year period. There are two primary factors that negatively impact our effective income tax rate: losses in C4I's U.K. operation for which the full tax benefit has not been recognized and the effect of non-deductible expenses.

Operating Segments

        The following tables set forth, by operating segment, revenues, operating income, operating margin, depreciation and amortization, and the percentage increase or decrease of those items, as compared with the prior-year period:

	Year Ended March 31,			Percent Changes
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(dollars in thousands)
C4I Group
Revenues*	$559,353	$358,025	$271,900	56.2%	31.7%
Operating income	$59,492	$32,429	$30,019	83.5%	8.0%
Operating margin	10.6%	9.1%	11.0%	17.4%	(18.0)%
Depreciation and amortization	$9,806	$7,745	$5,195	26.6%	49.1%
SR Group
Revenues*	$441,897	$316,388	$236,091	39.7%	34.0%
Operating income	$45,368	$36,077	$20,489	25.8%	76.1%
Operating margin	10.3%	11.4%	8.7%	(10.0)%	31.4%
Depreciation and amortization	$17,094	$7,588	$6,779	125.3%	11.9%
Other
Revenues*	$—	$1,349	$9,209	(100.0)%	(85.4)%
Operating income (loss)	$83	$(822)	$(739)	n/a	(11.2)%
Operating margin	n/a	(60.9)%	(8.0)%	n/a	(659.3)%
Depreciation and amortization	$2,427	$1,327	$1,815	82.9%	(26.9)%

*
Revenues are net of intersegment eliminations.

Fiscal Year Ended March 31, 2004, Compared with Fiscal Year Ended March 31, 2003

        Command, Control, Communication, Computers and Intelligence (C4I) Group    Revenues increased $201.3 million, or 56.2%, to $559.4 million in fiscal 2004 as compared to the corresponding prior fiscal year. Operating income increased $27.1 million, or 83.5%, to $59.5 million. Our fiscal 2004 merger with IDT and our fiscal 2003 acquisitions primarily drove the increase in revenues. The IDT companies operating in C4I contributed $58.6 million to fiscal 2004 revenues, and the fiscal 2003 acquisitions contributed incremental revenues of $138.2 million. The revenue increase also was favorably impacted by growth in certain surveillance systems and aircraft wire harness and cable assemblies. These increases were offset, in part, by decreases in revenues from combat display workstation engineering services, certain rugged computers and peripherals sold to the U.S. Army, advanced contract manufacturing services and shipboard integrated communications systems. Revenues for the year ended March 31, 2003 included $8.5 million from DRS API, which was sold in the third quarter of fiscal 2003.

        The increase in operating income was primarily driven by the overall increase in revenues. The IDT companies operating in C4I contributed $7.9 million to fiscal 2004 operating income and, our fiscal 2003 acquisitions contributed $23.9 million of incremental operating income. Favorable margins from the group's advanced manufacturing services were partially offset by the impact of decreased revenues from certain rugged computers and peripherals. Fiscal 2004 operating income was unfavorably impacted by charges totaling $9.6 million. The charges included program cost growth of $6.2 million on certain radar programs and $3.4 million for various other programs and inventory-related items. Fiscal 2003 operating income included charges of $2.2 million, $1.8 million and $0.5 million for cost growth on a surface search radar program, for certain charges at the group's U.K. operating unit, and reorganization charges in the group's Canadian operating unit, respectively. The C4I U.K. operating unit's fiscal 2003 charges included $1.5 million for cost growth and inventory write-offs on certain programs, and $0.3 million for reorganization costs. DRS API recorded an operating loss of $1.1 million during the year ended March 31, 2003.

        Surveillance & Reconnaissance (SR) Group    Revenues increased $125.5 million, or 39.7%, to $441.9 million in fiscal 2004, as compared with the corresponding prior fiscal year. Operating income increased $9.3 million, or 25.8%, to $45.4 million. The increase in revenue was primarily driven by our fiscal 2004 merger with IDT and the fiscal 2003 acquisitions of the U.S.-based Unmanned Aerial Vehicle business of Meggitt PLC (now operating as DRS Unmanned Technologies—DRS UT) and DKD, Inc., (now operating as DRS Nytech). The IDT companies operating in the SR Group contributed $86.6 million to fiscal 2004, revenues and the fiscal 2003 acquisitions contributed incremental revenues of $8.9 million. The increase in revenues also was driven by increased shipments of our ground- and airborne-based electro-optical sighting and targeting systems and digital imaging programs. Partially offsetting the overall increase in revenues were decreased shipments of commercial vision laser correction systems and certain mission data recorders.

        The increase in operating income was primarily driven by our fiscal 2004 merger with IDT, which contributed $6.6 million to fiscal 2004 operating income and the other increases in revenues, as noted above. Operating income also was impacted by cost overruns of $3.0 million for a thermal target and acquisition system program, partially offset by a $1.6 million favorable program adjustment due to changes in estimate to complete. Operating income for the year ended March 31, 2003 included charges of $2.0 million, $1.1 million and $0.8 million for a mission data recorder program, additional costs associated with closing the group's Santa Clara, California production and engineering facility, and reorganization charges in the group's U.K. operating subsidiary, respectively.

Fiscal Year Ended March 31, 2003, Compared with Fiscal Year Ended March 31, 2002

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $86.1 million, or 31.7%, to $358.0 million in fiscal 2003 as compared with the corresponding prior fiscal year. Operating income increased $2.4 million, or 8%, to $32.4 million. The increase in revenue was driven by the DRS PCT and Paravant acquisitions, which contributed revenues of $72.4 million and $23.0 million, respectively, as well as contributions from our fiscal 2003 fourth quarter acquisitions of DRS PTI and DRS EPT. Also favorably impacting revenues were increased shipments of multi-function consoles from the group's U.K. operating unit, and certain radar and communication systems. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations and related engineering volume, certain rugged computers and peripherals, and advanced manufacturing services. The increase in operating income primarily was driven by fiscal 2003 acquisitions and favorable margins on advanced manufacturing services, offset in part by the unfavorable impact of decreased revenue from certain rugged computers and peripherals that have traditionally earned higher margins. DRS PCT and Paravant contributed $7.8 million and $4.1 million, respectively, to operating income in fiscal 2003.

        Operating income for the year ended March 31, 2003 also was unfavorably impacted by charges of $2.2 million, $1.8 million and $0.5 million for cost growth on a surface search radar program, for certain charges at the group's U.K operating unit, and reorganization charges in the group's Canadian operating unit, respectively. The C4I U.K. operating unit's charges included $1.5 million for cost growth and inventory write-offs on certain programs, and $0.3 million for reorganization costs.

        Surveillance & Reconnaissance Group    Revenues increased $80.3 million, or 34%, to $316.4 million in fiscal 2003, as compared with the corresponding prior fiscal year. Operating income increased $15.6 million to $36.1 million. The increase in revenues was driven by $35.7 million of incremental revenue growth from programs acquired in connection with our fiscal 2002 second quarter acquisition of the SES business. In addition, our fiscal 2003 acquisitions of DRS Nytech and DRS Unmanned Technologies, Inc., and growth in our ground-based electro-optical targeting and imaging systems and avionic products contributed to the overall increase in revenues. Partially offsetting the increase in revenues was a decrease in shipments of Horizontal Technology Integration (HTI)-related systems.

        The increase in fiscal 2003 operating income, as compared with the corresponding prior-year period, primarily was due to the overall increase in revenues, as well as the incremental increase of $3.1 million from the SES programs. Operating income for the year ended March 31, 2003 included charges of $2.0 million, $1.1 million and $0.7 million for program reserves on a mission data recorder program, additional costs associated with closing SR's Santa Clara, California production and engineering facility, and reorganization charges in the group's U.K. operating subsidiary, respectively. Operating income for the year ended March 31, 2002 reflects charges of $2.5 million, $1.3 million and $1.2 million for the settlement of litigation, cost growth on a mission data recorder program and costs incurred with closing the group's Santa Clara, California, production and engineering facility.

        Other    Revenues decreased $7.9 million to $1.3 million, and operating losses increased $0.1 million to $0.8 million in fiscal 2003, as compared with the corresponding prior fiscal year. The decrease in revenues was attributable to our sale of substantially all of the assets and liabilities of DRS Ahead Technology on May 27, 2002 (see Note 2 to the Consolidated Financial Statements). The increase in operating losses was due to DRS Ahead Technology generating a greater loss for the period of time that we owned it in fiscal 2003, as compared with fiscal 2002.

Liquidity and Capital Resources

        Cash Flows    The following table provides our cash flow data for the fiscal years ended March 31, 2004, 2003 and 2002:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$102,617	$52,008	$27,849
Net cash used in investing activities	$(274,964)	$(278,721)	$(84,943)
Net cash provided by financing activities	$132,287	$204,398	$172,565

        Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next 12 months and the foreseeable future. We anticipate that our fiscal 2005 cash payments for income taxes will be significantly lower than our income tax expense due to the tax treatment of certain liabilities established in connection with certain acquisitions. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or effecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

        Operating Activities    During fiscal 2004, we generated $102.6 million of operating cash flow, $50.6 million more than the $52.0 million reported in the prior fiscal year. Net earnings increased by $14.5 million to $44.7 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities, exclusive of the effects of business combinations and dispositions, increased $8.8 million over the corresponding prior fiscal year. These non-cash adjustments consist of depreciation and amortization of fixed assets and acquired intangible assets, changes in deferred income taxes, non-cash adjustments to accounts receivable and inventory reserves, amortization of debt-issuance costs, which are recognized as a component of interest and related expenses, and minority interest. Changes in assets and liabilities, net of effects from business combinations and divestitures, provided $21.1 million for the twelve months ended March 31, 2004. Accounts receivable remained flat year over year. The $11.8 million of cash used for inventories resulted from increases in our combat display workstation and Navy nuclear power control products, partially offset by a net decrease in our electro-optical sighting and targeting systems. Inventories increased to meet customer orders within the next quarter. Prepaid expenses and other current assets used $2.5 million of cash during the year, primarily driven by increases in prepaid expenses consistent with our normal course of operations and progress payments made to certain vendors on certain ground-based electro-optical sighting and targeting systems. Accounts payable increased $3.4 million during the year, primarily related to increased purchases of materials required to meet significant fourth quarter product shipments. Accrued expenses and other current liabilities provided $7.6 million of cash during the year. The net increase in these accounts resulted from increases in year-end compensation and interest related accruals and an increase in our income taxes payable, resulting from our higher earnings, offset in part by the net liquidation of certain contract related reserves. Customer advances provided $22.5 million in cash. Other, net consists of the net change in other long-term assets and liabilities. The $1.9 million change in these accounts during the year was mainly due to the increase in certain of our pension and postretirement liabilities, as their related expenses exceeded related cash contributions.

        Investing Activities    The following table summarizes the cash flow impact of our business combinations for the years ended March 31, 2004, 2003 and 2002:

Fiscal 2004 Investing Activities	Date of Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition Related Payments	Other		Total
	(in thousands)
SES Business of the Boeing Company	9/28/01	$—	$—	$—	$75	$—		$75
Navy Controls Division of Eaton Corporation	7/1/02	—	—	—	292	—		292
DKD, Inc (Nytech)	10/15/02	—	—	—	6	—		6
Paravant Inc.	11/27/02	—	—	—	1,559	(2,501	)(A)	(942)
Kaman Electromagnetics Development Center	12/27/02	—	—	—	73	—		73
Power Technology Incorporated	2/14/03	—	4,000	547	72	—		4,619
Integrated Defense Technologies, Inc.	11/04/03	233,810	—	—	5,226	7,170	(B)	246,206

Total payments pursuant to business combinations		$233,810	$4,000	$547	$7,303	$4,669		$250,329

Fiscal 2003 Investing Activities
UAV Business of Meggitt Defense Systems	04/11/02	$750	$—	$—	$122	$—		$872
Navy Controls Division of Eaton Corporation	07/01/02	96,025	—	—	2,642	—		98,667
DKD, Inc (Nytech)	10/15/02	3,383	—	—	161	—		3,544
Paravant Inc.	11/27/02	94,744	—	—	3,259	—		98,003
Kaman Electromagnetics Development Center	12/27/02	27,515	—	—	31	—		27,546
Power Technology Incorporated	02/14/03	33,233	—	—	216	—		33,449
Spar Aerospace Ltd.	10/29/97	—	—	2,977	—	—		2,977

Total payments pursuant to business combinations		$255,650	$—	$2,977	$6,431	$—		$265,058

Fiscal 2002 Investing Activities
Electro Mechanical Systems unit of Lockheed Martin Corp.	08/22/01	$4,000	$—	$—	$175	$—		$4,175
SES Business of The Boeing Company	09/28/01	60,138	—	—	3,470	—		63,608
Raytheon Company	10/28/98	—	—	3,823	—	—		3,823

Total payments pursuant to business combinations		$64,138	$—	$3,823	$3,645	$—		$71,606

(A)
Represents income tax refund for Paravant Inc. related to its pre-acquisition results of operations.

(B)
Represents IDT's investment banking fees and certain other merger-related costs paid by DRS.

        The following table summarizes the net cash resulting from sales of our businesses for the year ended March 31, 2003:

Fiscal 2003 Divestiture	Date of Transaction	Amount
		(in thousands)
DRS Advanced Programs, Inc.	11/22/2002	$7,624

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

        We paid $25.0 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2004, as compared with $21.5 million and $13.6 million for the fiscal years ended 2003 and 2002, respectively. We expect to increase capital expenditures to approximately $35 million to $45 million in fiscal 2005, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses.

        Financing Activities    For the fiscal years ended March 31, 2004, 2003 and 2002, financing activities provided $132.3 million, $204.4 million and $172.6 million, respectively, as detailed below:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Sources of Cash
Sale of common stock	—	$144,344	$112,594
Senior subordinated notes	$350,000	—	—
Term loan under Credit Facility	236,000	75,000	140,000
Borrowings from Revolving credit facility	—	6,500	78,250
Stock option exercises	1,970	1,122	9,589
Borrowings of short-term debt	—	326	1,077
Other	685	90	—

Total	588,655	227,382	341,510
Uses of Cash
Repayment of original term loan	(231,451)	—	(71,905)
Scheduled payments on original term loan	(2,254)	(1,775)	(2,512)
Repayment of IDT term loan	(200,776)	—	—
Repayment of Paravant term loan	—	(12,000)	—
Repayment of Revolving credit facility	—	(6,500)	(86,650)
Scheduled payment on Nytech Note	(5,000)	—	—
Payments on short-term debt	(521)	(54)	(1,676)
Payments on other long-term debt	(622)	(401)	(228)
Debt and bond issuance costs	(15,744)	(2,254)	(5,974)

Total	(456,368)	(22,984)	(168,945)

Net Cash Provided by Financing Activities	$132,287	$204,398	$172,565

        Simultaneously with the closing of the merger with IDT on November 4, 2003, we entered into a second amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The second amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. On February 6, 2004, we amended our second amended and restated credit facility (the Credit Facility) reducing the interest rate thereunder with respect to the term loans and permitting us to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is collateralized by liens on substantially all of our subsidiary guarantors' and certain of our other subsidiaries' assets and by a pledge of certain of our non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the Credit Facility. We drew down the full amount of the term loan to fund a portion of the Merger with IDT to repay our existing term loan, certain of IDT's outstanding indebtedness, and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the Credit Facility bear interest, at our option, at either: a "base rate," as defined in the second amended and restated credit agreement (the Credit Agreement), equal to the higher of 0.50% per annum above the latest prime rate and the federal funds rate, or a London Interbank Offering Rate (LIBOR) rate, as defined in the Credit Agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on our total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus 0.50% and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75%. TLR is defined as total debt minus the sum of (A) performance based letters of credit and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of cash and cash equivalents of DRS immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the Credit Agreement. On February 20, 2004, we repaid $20.0 million of our term loan and recognized a $0.5 million charge in interest and related expenses for the related reduction in deferred debt issuance costs. On April 1, 2004 we repaid an additional $5.0 million of our term loan and recognized a $0.1 million charge to interest and related expenses for the reduction in deferred issuance costs.

        We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate ranging from 0.375% to 0.50% per annum, depending on our TLR, provided that the amount of outstanding swingline loans, as defined in the Credit Agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fees. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter of credit commissions are calculated at a rate ranging from 1.75% to 2.50% per annum, depending on our TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

        We previously had a $240.0 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140.0 million and a $100.0 million revolving line of credit. Repayment terms, collateral and other charges under the previous facility were substantially the same as those pursuant to the Credit Facility described above. Interest rates under the Credit Facility are lower than those under the previous facility based on the February 6, 2004 amendment.

        There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, certain acquisitions, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and restrictions related to equity issuances, payment of dividends on our capital stock, the issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that DRS make mandatory principal prepayments in the manner set forth in the Credit Agreement on the revolving credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if the Company's total leverage ratio, as defined in the Credit Agreement, exceeds 3.00 to 1.00. We were in compliance with all covenants under the Credit Facility at March 31, 2004.

        The principal amount of revolving credit loans outstanding is due and payable in full on the fifth anniversary of the closing date of the IDT merger. We will repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment is $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment is approximately $55.5 million.

        As of March 31, 2004, $214.8 million of term loans were outstanding against the Credit Facility. In addition to the term loans, as of March 31, 2004, $50.4 million was contingently payable under letters of credit (approximately $1.5 million and $8.8 million of the letters of credit outstanding as of March 31, 2004 were issued under our previous credit agreement and IDT's previous Credit Agreement, respectively, and are not considered when determining the availability under our revolving line of credit). As of March 31, 2004, we had $134.9 million available under our revolving line of credit. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the Credit Agreement, which is principally based on accounts receivable and inventory balances. As of March 31, 2003, $212.5 million of term loans were outstanding under our previously existing senior credit facility. The effective interest rate on our term loans was 3.0% as of March 31, 2004 (4.4% as of March 31, 2003). There were no borrowings under our revolving line of credit as of March 31, 2004 and March 31, 2003.

        To finance with the Merger, on October 30, 2003 we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of our available cash and borrowings under our Credit Facility, were used to fund a portion of the IDT Merger, repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of our current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes.

        On or before November 1, 2006 we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, subject to certain restrictions. On or after November 1, 2008, we may redeem, at our option, all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

        We have a mortgage note payable that is secured by a lien on our DRS Tactical Systems, Inc. facility (DRS TS) located in Palm Bay, Florida, which bears interest at a rate equal to the one-month LIBOR plus 1.65%. Effective April 1, 2001, DRS TS entered into a 15-year interest rate swap with an original notional amount of $3.6 million to receive interest at a variable rate equal to the one month LIBOR plus 1.65% and to pay interest at a fixed rate of 7.85%. The balance of the mortgage as of March 31, 2004 and 2003 was $3.1 million and $3.3 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016. This swap agreement is accounted for as a cash flow hedge, and as such, changes in the fair value of the swap agreement are recorded as adjustments to accumulated other comprehensive earnings.

        On October 15, 2002, we issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. On October 14, 2003, we made a $5.0 million principal payment along with a $0.5 million payment for accrued interest. The remaining $3.0 million principal payment and related accrued interest are due on October 15, 2004.

        On June 5, 2003, we entered into two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Fleet National Bank (the Banks) on our variable rate senior secured term loan facility. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of our term loan to a fixed interest rate. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings. The swaps continue to be accounted for as cash flow hedges on a portion of the term loan outstanding under the Credit Facility.

        The aggregate maturities of long-term debt for fiscal 2005, 2006, 2007, 2008 and 2009 are $5.8 million, $2.7 million, $2.6 million, $2.6 million and $2.6 million per year, respectively, and $555.2 million thereafter.

        Free cash flow    Free cash flow represents net cash flow from operations less capital expenditures. Free cash flow for the fiscal year ended March 31, 2004 was $77.6 million, as compared with $30.5 million for fiscal 2003. Free cash flow for the fiscal year ended March 31, 2003 was $30.5 million, compared with $14.3 million for fiscal 2002. See use of Non-GAAP Financial measures below for additional discussion and information.

        EBITDA    Earnings before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2004 was $132.0 million compared to $81.9 million for fiscal 2003. EBITDA for the year ended March 31, 2003 was $81.9 million, an increase of approximately 32% over fiscal 2002. See use of Non-GAAP Financial Measures below for additional discussion and information.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Payments Due by Period
	Total	Less than year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-Term Debt	$571,547	$5,816	$5,328	$5,209	$555,194
Operating Lease Commitments	91,052	23,581	32,508	19,029	15,934
Acquisition Earn-outs (A)	34,500	12,941	17,022	4,537	—

Total Contractual Obligations	$697,099	$42,338	$54,858	$28,775	$571,128

  (A)
  Represents contingent purchase price payments or "earn-outs" for certain of our acquisitions that are contingent upon the receipt of post-acquisition orders at those acquired businesses. Any amount that we pay for the earn-outs will be reported as cash paid for acquisition of business within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At March 31, 2004, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$50,354	$44,323	$6,031	$—

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results.

        Backlog at March 31, 2004 was $1.2 billion, as compared with $867.1 million at March 31, 2003. We booked $1.07 billion in new orders in fiscal 2004. The increase in backlog was due to the net effect of bookings and $146.6 million of acquired backlog obtained through our current year acquisition of IDT. Approximately 77% of backlog as of March 31, 2004 is expected to result in revenues during fiscal 2005.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2004, 2003 and 2002 were $28.4 million, $14.4 million and $9.5 million, respectively.

Use of Non-GAAP Financial Measures

        Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets Statements of Earnings, or Statements of Cash Flows of the Company. The components of EBITDA (earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization) and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

	Year ended March 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net earnings from continuing operations	$44,720	$30,171	$20,331	$11,978	$7,661
Income taxes	34,430	25,701	18,030	12,976	5,171
Interest income	(754)	(1,179)	(1,144)	(202)	(200)
Interest and related expenses	24,262	10,589	10,954	11,461	12,600
Depreciation and amortization	29,327	16,660	13,789	16,125	17,070

EBITDA (A)	131,985	81,942	61,960	52,338	42,302
Income taxes	(34,430)	(25,701)	(18,030)	(12,976)	(5,171)
Interest income	754	1,179	1,144	202	200
Interest and related expenses	(24,262)	(10,589)	(10,954)	(11,461)	(12,600)
Deferred income taxes	2,245	6,919	2,895	(287)	(550)
Changes in assets and liabilities, net of effects from business combinations and divestitures	21,114	(6,131)	(9,412)	1,944	(20,452)
Other, net	5,211	4,389	246	4,510	4,288

Net cash provided by operating activities	102,617	52,008	27,849	34,270	8,017
Capital expenditures	(25,045)	(21,526)	(13,583)	(16,185)	(6,210)

Free cash flow (B)	$77,572	$30,482	$14,266	$18,085	$1,807

(A)
We define EBITDA as net earnings before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(B)
Free cash flow is defined as net cash provided by operating activities less capital expenditures. We disclose free cash flow because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital. We also use free cash flow as a performance measure as a component of our management incentive compensation program.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) issued the exposure draft, "Share-Based Payment". The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of earnings based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We are in the process of analyzing the potential impact of this proposed standard on its consolidated results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The statement was adopted by DRS effective July 1, 2003 and it did not have an impact on our consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We adopted this statement for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on our consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted each year to their estimated future value until the asset is retired. As required, we adopted SFAS 143 on April 1, 2003. The adoption of SFAS 143 had an immaterial impact on our consolidated financial statements.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this statement are included in Note 12 to the consolidated financial statements.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We sponsor retiree healthcare benefit plans for certain of our locations and expect that this legislation eventually may reduce our costs for some of these programs under the federal subsidy. We are in the process of determining whether our plans are actuarially equivalent to the new Medicare prescription benefit law in order to assess whether or not the change is a "significant event" under SFAS 106. We will account for the impact of the Act in the second quarter of fiscal 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market Risk    In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk.

Interest Rate Risk

        Simultaneous with the closing of the acquisition of Integrated Defense Technologies, Inc., on November 4, 2003 we entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. There were no borrowings under our revolving line of credit. Borrowings under the amended and restated credit facility bear interest at variable rates. A 1% increase/decrease in the weighted average prevailing interest rates on our variable rate debt outstanding as of March 31, 2004 would result in an increase/decrease in interest expense of approximately $1.6 million. The fair value of the Company's borrowings under the amended and restated credit facility approximates their carrying values. On February 6, 2004 the Company amended its credit facility to reduce the interest rate thereunder with respect to the term loans. Also in connection with the IDT acquisition, on October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. The interest rates on the Senior Subordinated Notes are fixed.

        The market based fair value of the Notes approximated $363.1 million at March 31, 2004.

Derivative Financial Instruments

        On June 5, 2003, we entered into two interest rate swap agreements with Wachovia Bank, N.A. and Fleet Bank (the Banks), respectively, each in the amount of $25.0 million, on our variable rate senior secured term loans. These swap agreements effectively convert the variable interest rate to a fixed interest rate on a total of $50.0 million of the principal amount outstanding under our term loan. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. We continue to account for the swaps as cash flow hedges on a portion of the term loan outstanding under the amended and restated credit facility.

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
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accounting Firm

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

        We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Short Hills, New Jersey
May 25, 2004

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$56,790	$95,938
Accounts receivable, net	245,874	163,048
Inventories, net	178,468	114,102
Prepaid expenses, deferred income taxes and other current assets	21,075	16,211

Total current assets	502,207	389,299
Property, plant and equipment, net	149,542	87,610
Acquired intangible assets, net	105,199	44,781
Goodwill	808,623	436,863
Deferred income taxes and other noncurrent assets	29,817	13,568

Total assets	$1,595,388	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,894	$7,717
Short-term bank debt	45	521
Accounts payable	86,007	68,340
Accrued expenses and other current liabilities	295,808	212,697

Total current liabilities	387,754	289,275
Long-term debt, excluding current installments	565,654	216,837
Other liabilities	46,355	27,829

Total liabilities	999,763	533,941

Commitments and contingencies (Notes 8 and 13)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at March 31, 2004 and 2003	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 and 30,000,000 shares at March 31, 2004 and 2003, respectively; issued 27,063,093 and 22,421,986 shares at March 31, 2004 and 2003, respectively	271	224
Additional paid-in capital	456,664	343,605
Retained earnings	139,247	94,527
Accumulated other comprehensive earnings (losses)	3,035	(176)
Unamortized stock compensation	(3,592)	—

Total stockholders' equity	595,625	438,180

Total liabilities and stockholders' equity	$1,595,388	$972,121

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)

	Year Ended March 31,
	2004	2003	2002
Revenues	$1,001,250	$675,762	$517,200
Costs and expenses	896,307	608,078	467,431

Operating income	104,943	67,684	49,769
Interest income	754	1,179	1,144
Interest and related expenses	24,262	10,589	10,954
Other (expense) income, net	(334)	(824)	8

Earnings before minority interests and income taxes	81,101	57,450	39,967
Minority interests	1,951	1,578	1,606

Earnings before income taxes	79,150	55,872	38,361
Income taxes	34,430	25,701	18,030

Net earnings	$44,720	$30,171	$20,331

Net earnings per share of common stock:
Basic earnings per share	$1.84	$1.64	$1.52
Diluted earnings per share	$1.80	$1.58	$1.41

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
(in thousands, except share data)

					Accumulated Other Comprehensive (Losses) Earnings
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2001	12,058,057	$121	$72,033	$44,025	$(3,968)	$(264)	$111,947

Comprehensive earnings:
Net earnings	—	—	—	20,331	—	—	20,331
Unrealized losses on hedging instruments:
Cumulative adjustment at April 1, 2001, net of income taxes	—	—	—	—	(289)	—	(289)
Unrealized losses on hedging instruments, net of income taxes	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustments	—	—	—	—	(175)	—	(175)

Total comprehensive earnings							19,669

Stock options exercised	454,317	4	3,780	—	—	—	3,784
Income tax benefit from stock options exercised	—	—	3,420	—	—	—	3,420
Compensation relating to stock options	—	—	—	—	—	218	218
Secondary stock issuance	3,755,000	37	112,557	—	—	—	112,594
NAI Warrants exercised	580,906	6	5,803	—	—	—	5,809
Other	(14,228)	—	(206)	—	—	—	(206)

Balances at March 31, 2002	16,834,052	168	197,387	64,356	(4,630)	(46)	257,235

Comprehensive earnings:
Net earnings	—	—	—	30,171	—	—	30,171
Unrealized losses on hedging instruments, net of income taxes	—	—	—	—	(70)	—	(70)
Foreign currency translation adjustments	—	—	—	—	4,524	—	4,524

Total comprehensive earnings							34,625

Stock options exercised	125,434	1	1,121	—	—	—	1,122
Income tax benefit from stock options exercised	—	—	808	—	—	—	808
Compensation relating to stock options	—	—	—	—	—	46	46
Secondary stock issuance	5,462,500	55	144,289	—	—	—	144,344

Balances at March 31, 2003	22,421,986	224	343,605	94,527	(176)	—	438,180

Comprehensive earnings:
Net earnings	—	—	—	44,720	—	—	44,720
Unrealized gains on hedging instruments, net of income taxes	—	—	—	—	335	—	335
Minimum pension liability, net of $1,632 tax benefit	—	—	—	—	(3,662)	—	(3,662)
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538

Total comprehensive earnings							47,931

Stock options exercised	185,115	2	1,968	—	—	—	1,970
Income tax benefit from stock options exercised	—	—	1,055	—	—	—	1,055
Restricted stock and restricted stock unit grants	132,820	2	3,946	—	—	(3,948)	—
Compensation relating to restricted stock	—	—	—	—	—	356	356
Issuance of shares to purchase Integrated Defense Technologies	4,323,172	43	106,090	—	—	—	106,133

Balances at March 31, 2004	27,063,093	$271	$456,664	$139,247	$3,035	$(3,592)	$595,625

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$44,720	$30,171	$20,331
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	29,327	16,660	13,789
Deferred income taxes	2,245	6,919	2,895
Inventory reserves and provision for doubtful accounts	2,159	2,063	(542)
Amortization of deferred financing fees	1,645	1,008	401
Loss on sale of operating unit	—	575	—
Other, net	1,407	743	788
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Increase in accounts receivable	(23)	(22,588)	(2,618)
(Increase) decrease in inventories	(11,803)	9,249	(25,400)
Increase in prepaid expenses and other current assets	(2,488)	(2,983)	(3,424)
Increase in accounts payable	3,400	15,121	9,546
Increase (decrease) in accrued expenses and other current liabilities	8,893	(28,035)	7,146
Increase in customer advances	22,547	20,516	4,573
Other, net	588	2,589	364

Net cash provided by operating activities	102,617	52,008	27,849

Cash Flows from Investing Activities
Capital expenditures	(25,045)	(21,526)	(13,583)
Payments pursuant to business combinations, net of cash acquired	(250,329)	(265,058)	(71,606)
Proceeds from sales of businesses	—	7,624	—
Other, net	410	239	246

Net cash used in investing activities	(274,964)	(278,721)	(84,943)

Cash Flows from Financing Activities
Net (repayments) borrowings of short-term debt	(521)	272	(599)
Borrowings of long-term debt	236,165	81,478	218,250
Proceeds from senior subordinated notes	350,000	—	—
Debt issuance costs	(15,744)	(2,254)	(5,974)
Repayment of long-term debt	(440,103)	(20,654)	(161,093)
Proceeds from sale of common stock	—	144,344	112,594
Proceeds from exercise of stock options and warrants	1,970	1,122	9,589
Other, net	520	90	(202)

Net cash provided by financing activities	132,287	204,398	172,565

Effect of exchange rates on cash and cash equivalents	912	471	(13)

Net (decrease) increase in cash and cash equivalents	(39,148)	(21,844)	115,458
Cash and cash equivalents, beginning of year	95,938	117,782	2,324

Total	$56,790	$95,938	$117,782

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

        A. Organization    DRS Technologies, Inc. and subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronic products and systems. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry for 35 years. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, air combat training systems, battlefield digitization systems and mission recorders. The Company's products are deployed on a wide range of military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Trident submarines, Virginia class submarines and on several other platforms for military and non-military applications. The Company also has contracts that support future military platforms, such as the DD(X) destroyer, CVN-78 next generation aircraft carrier and Future Combat Systems.

        During the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure that realigned its four legacy operating segments (i.e., the Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group, Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). The repositioning is the result of ongoing strategic organizational reviews and an effort undertaken to integrate the Company's fiscal 2004 third quarter acquisition of Integrated Defense Technologies, Inc. See Note 14 for a description of the operations of the C4I Group and SR Group. All prior-year amounts presented by operating segment have been restated to reflect the new operating segment structure.

        B. Basis of Presentation and Use of Estimates    The consolidated financial statements include the accounts of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, valuation of inventories reported at lower of cost or market, recoverability of reported amounts of fixed assets, goodwill and intangible assets, valuation of pensions and other postretirement benefits, the valuation of assets acquired and liabilities assumed in purchase business combinations and the valuation of deferred tax assets and liabilities. Actual results could differ from these estimates.

        C. Classifications    Unbilled receivables, inventories, accrual for future costs on uncompleted contracts and accrual for future costs related to acquired contracts are primarily attributable to long-term contracts or programs in progress for which the related operating cycles may be longer than one year. In accordance with industry practice, these items are included in current assets and liabilities.

        Certain other amounts for prior years have been reclassified to conform with the fiscal 2004 presentation.

        D. Translation of Foreign Currency Financial Statements and Foreign Currency Transactions    Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in fiscal 2004, 2003 and 2002 are immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings (losses). A weighted average rate of exchange is used for translating the statements of earnings.

        E. Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

        F. Receivables    Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers, net of allowance for uncollectible accounts.

        G. Inventories    Commercial inventories (which includes material, labor and manufacturing overhead) are stated at the lower of cost or market. Costs accumulated under contracts are stated at actual cost, not in excess of market, including, for long-term government contracts, applicable amounts of general and administrative expenses, which include internal research and development costs and bid and proposal costs, where such costs are recoverable under customer contracts. Total expenditures for internal research and development amounted to approximately $28.4 million, $14.4 million and $9.5 million for fiscal 2004, 2003 and 2002, respectively. Cost of other inventories are determined on a weighted average basis. General and administrative expenses related to commercial products and services provided under commercial terms and conditions are expensed as incurred and are included in costs and expenses in the Consolidated Statements of Earnings.

        Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of progress payments and advances. Accordingly, such progress payments and certain advances are reflected as an offset against the related inventory balances. To the extent that customer advances exceed related inventory levels, such excess advances are classified as current liabilities.

        H. Property, Plant and Equipment    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production, computer and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the life of the lease. When property, plant and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

        I. Debt Issuance Costs    Costs incurred to issue debt are deferred and amortized as a component of interest expense over the term of the related debt using a method that approximates the effective interest method. The nature and extent of subsequent modifications to the term loans and lines of credit affect whether deferred debt issuance costs are expensed or capitalized. If the Company prepays its term loan or portions thereof, the deferred debt issuance costs associated with such term loans are written-off in proportion to the decrease in term loan borrowings as compared to the total borrowings outstanding prior to the prepayment.

        J. Goodwill    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets" (SFAS 141 and SFAS 142), respectively. SFAS 141 replaced Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets, noting that any purchase price allocated to an assembled workforce may not be accounted for separately, and accounting for negative goodwill. SFAS 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired. SFAS 142 also requires the amortization of identifiable intangible assets with finite useful lives, although the Statement no longer limits the amortization period to forty years.

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

        The Company reviews goodwill whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually by "reporting unit" in accordance with SFAS 142. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria set forth in SFAS 131, the Company concluded that it has four reporting units for purposes of goodwill impairment testing. In connection with the realignment of the Company's operating segments described in Note 1.A above, the components of its reporting units also changed in fiscal 2004.

        The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The annual goodwill impairment assessment involves estimating the fair values of the Company's reporting units and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third party market value indicators to each reporting unit's projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating a weighted average of the three extended values. The Company completed its annual impairment tests with no adjustment to the carrying value of its goodwill as of March 31, 2004, 2003 and 2002.

        K. Long-Lived Assets and Acquired Identifiable Intangible Assets    Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer-related and technology-based intangibles. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to present value.

        The Company assesses the recoverability of the carrying value of its long-lived assets and acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of long-lived assets and acquired identifiable intangible assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the costs to sell.

        L. Derivative Financial Instruments    DRS does not use derivative financial instruments for trading purposes. The Company utilizes variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, the Company may from time to time enter into various derivative instruments that meet the criteria to be accounted for as cash flow hedges. The Company does not enter into derivatives designated as fair value hedges.

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

        On the date a derivative contract is entered into, the Company designates the hedging relationship. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive earnings (losses) until operations are affected by the variability in cash flows of the designated item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

        The Company discontinues hedge accounting prospectively when: (1) it is determined that a derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated or exercised; or (3) the derivative is discontinued as a hedging instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge of cash flows, the derivative will continue to be carried at fair value in the Consolidated Balance Sheets, and gains and losses that were deferred in accumulated other comprehensive earnings (losses) are recognized immediately in earnings.

        On April 1, 2001, in accordance with the provisions of SFAS 133, the Company designated its previously outstanding interest rate collars as cash flow hedges and recorded the fair value of the instruments on the consolidated balance sheet at that date, with a corresponding adjustment to accumulated other comprehensive earnings (losses). Due to the nature and characteristics of the Company's collars, all subsequent adjustments to the fair values of such instruments were adjusted via accumulated other comprehensive earnings (losses). The Company did not have any interest rate collar agreements outstanding as of March 31, 2004 and 2003.

        The effect of adopting SFAS 133 at April 1, 2001 is immaterial to the Company's consolidated financial position, consolidated results of operations and cash flows. As of March 31, 2004 the Company recorded an unrealized gain on hedging instruments of $335 thousand, net of $230 thousand in taxes.

        M. Revenue Recognition    The substantial majority of the Company's direct and indirect sales to the U.S. government and certain of the Company's sales to foreign governments and commercial customers are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers), or to provide services related to the performance of such contracts. These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and revenues and profits are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). In certain limited circumstances, when all applicable revenue recognition criteria are met, revenue may be recognized prior to shipment to the customer, as discussed below. Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method").

        Revenue recognition on cost-reimbursable contracts with the U.S. government are accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43), in addition to SOP 81-1. Revenues and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract and become billable to the customer in an amount equal to the allowable costs plus the profit on those costs, which is fixed or variable, based on the contract fee arrangement.

        Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition In Financial Statements." Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

        Included in revenues for fiscal 2004, 2003 and 2002 were $67.3 million, $43.8 million and $36.2 million, respectively, of customer-sponsored research and development, which principally are accounted for under the cost reimbursement method.

        Approximately 84%, 81% and 78% of the revenues in fiscal 2004, 2003 and 2002, respectively, were derived directly or indirectly from defense-related contracts with the United States government. In addition, approximately 10% in fiscal 2004, 9% in fiscal 2003 and 11% in fiscal 2002 of the Company's revenues were derived directly or indirectly from sales to international governments.

        N. Pension and Other Postretirement Benefits    The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. See note 12 for further information on the Company's pension and postretirement plans.

        In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans.

It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are included in Note 12.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) expanded Medicare by introducing a prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans. The Company sponsors retiree healthcare benefit plans for certain of its locations and expects that this legislation eventually may reduce the Company's costs for some of these programs under the federal subsidy. The Company is in the process of determining whether its plans are actuarially equivalent to the new Medicare prescription benefit law in order to assess whether or not the change is a "significant event" under SFAS 106. The Company will account for the impact of the Act in the second quarter of fiscal 2005.

        O. Stock-Based Compensation    At March 31, 2004, DRS has one stock-based compensation plan, which is described more fully in Note 11. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the market value on the date of grant.

        The Company elected not to adopt the fair value-based method of accounting for stock-based employee compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair value-based method provisions of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS 123.

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per-share data)
Net earnings, as reported	$44,720	$30,171	$20,331
Add: Stock-based compensation expense included
in reported net earnings, net of related taxes	211	27	130
Less: Total stock-based compensation
expense determined under fair-value-based method
for all awards, net of related tax effects	(3,542)	(2,721)	(1,513)

Pro forma net earnings	$41,389	$27,477	$18,948

Earnings per share:
Basic—as reported	$1.84	$1.64	$1.52

Basic—pro forma	$1.71	$1.49	$1.41

Diluted—as reported	$1.80	$1.58	$1.41

Diluted—pro forma	$1.70	$1.46	$1.32

        For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted-average assumptions used in the valuation model and the weighted average fair value of options granted are presented in the table below:

	Year Ended March 31,
	2004	2003	2002
Expected holding period (in years)	5.0	5.0	5.0
Expected volatility	46.4%	46.1%	44.2%
Expected dividend yield	—	—	—
Risk-free interest rate	3.0%	3.0%	4.3%
Weighted-average fair value of options granted	$11.97	$14.11	$11.90

        P. Income Taxes    The Company accounts for income taxes in accordance with the liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        Management considers earnings of its foreign subsidiaries to be reinvested permanently. While these earnings would be subject to additional tax if repatriated, such repatriation is not anticipated. Any additional amount of tax is not practical to estimate.

        Q. Earnings Per Share    Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, restricted stock, restricted stock units, and warrants. The following table presents the components of basic and diluted earnings per share:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per-share data)
Basic EPS Computation
Net earnings	$44,720	$30,171	$20,331

Weighted average common shares outstanding	24,251	18,411	13,408

Basic earnings per share	$1.84	$1.64	$1.52

Diluted EPS Computation
Net earnings	$44,720	$30,171	$20,331
Diluted common shares outstanding:
Weighted average common shares outstanding	24,251	18,411	13,408
Stock options, restricted stock, restricted stock units and warrants	526	662	1,047

Diluted common shares outstanding	24,777	19,073	14,455

Diluted earnings per share	$1.80	$1.58	$1.41

        At March 31, 2004, there were 1,185,708 options outstanding with weighted average exercise prices of $33.19 that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

        R. Fair Value of Financial Instruments    Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and derivative instruments reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company's outstanding term loans approximate their recorded value, based on the variable rates of the facility and currently available terms and conditions for similar debt at March 31, 2004 and 2003. The fair value of the senior subordinated notes approximated $363.1 million at March 31, 2004. Fair values are determined through information obtained from third parties using the latest available market data. Long-term debt is reflected at amortized cost.

        S. Product Warranties    Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties as of March 31, 2004 and 2003, which is included in accrued expenses and other current liabilities:

	March 31,
	2004	2003
	(in thousands)
Balance at beginning of year	$19,365	$10,319
Acquisitions during the period	6,393	9,017
Accruals for product warranties issued during the period	11,437	5,399
Accruals related to pre-existing product warranties	67	75
Settlements made during the period	(11,742)	(5,445)

Balance at the end of period	$25,520	$19,365

        T. New Accounting Pronouncements    In March 2004, the FASB issued the exposure draft, "Share-Based Payment". The proposed standard would require all equity-based awards to employees to be recognized in the consolidated statement of earnings based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. The Company is in the process of analyzing the potential impact of this proposed standard on its consolidated results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The Statement was adopted by DRS effective July 1, 2003 and it did not have an impact on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted this statement for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted each year to their estimated future value until the asset is retired. As required, the Company adopted SFAS 143 on April 1, 2003. The adoption of SFAS 143 had an immaterial impact on the Company's consolidated financial statements.

2.    Acquisitions and Divestitures

  Acquisitions

        On November 4, 2003, a wholly-owned subsidiary of the Company merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total consideration for the Merger consisted of $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of DRS common stock, or an aggregate value of approximately $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT's capital leases. In addition to the purchase price, the Company's estimated costs related to the acquisition, including professional fees, approximated $12.9 million. The stock component of the consideration was valued at $24.55 per share using the average stock price of DRS common stock on the measurement date of the Merger, October 31, 2003 and a few days before and after the measurement date. Upon closing of the Merger, the Company repaid IDT's term loan in the amount of $200.8 million. The Company financed the Merger with borrowings under its amended and restated credit facility, the issuance of $350.0 million of senior subordinated notes (see Note 8, "Debt," for a description of the amended and restated credit facility and the senior subordinated notes) and with existing cash on hand. The results of IDT's operations have been included in the Company's consolidated financial statements since the date of the Merger.

        Headquartered in Huntsville, Alabama, IDT, which consists of eight operating units, is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Merger enhances DRS's content on key U.S. Army and Navy weapons programs, contributes a significant new base of U.S. Air Force programs and greatly expand DRS's intelligence agency business. Operating units acquired in the Merger now operate in both the C4I Group and the SR Group. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Merger. As of March 31, 2004 the Company is in the process of finalizing its assessment of certain acquired contracts; thus, the preliminary allocation of the purchase price may change, and such change could be significant. The Company anticipates completing the purchase price allocation in the first quarter of fiscal 2005.

November 4, 2003
(in thousands)
Current assets	$162,187
Property, plant and equipment	60,757
Goodwill	387,049
Acquired intangible assets	62,626
Other assets	15,122

Total assets acquired	687,741

Accrual for future costs on acquired contracts	40,002
Other current liabilities	43,938
Long-term debt	200,932
Other long-term liabilities	22,573

Total liabilities assumed	307,445

Net assets acquired	$380,296

        Goodwill of $150.5 million and $236.5 million has been allocated to the Company's C4I Group and SR Group, respectively, of which approximately $131.7 million is expected to be deductible for tax purposes. The purchase price allocation reflects $37.4 million and $25.2 million of customer-related and technology-based acquired intangible assets, respectively, which are being amortized over periods of 19 and 8 years, respectively.

        On February 14, 2003, the Company acquired all of the outstanding stock of Power Technology Incorporated, a privately-held company principally located in Fitchburg, Massachusetts, for $35.0 million in cash, subject to adjustment, plus $14.0 million of contingent consideration. Contingent consideration is based on earn-out payments, as defined in the purchase agreement, that are triggered by the receipt of certain funded booking awards on or before certain dates (earn-out dates), the last of which expires on or before December 31, 2008. If the Company does not receive these funded backlog awards on or before these earn-out dates, it will have no liability nor obligation to pay any contingent consideration. The earn-out period began on the closing date of the acquisition and during fiscal 2004 the Company recorded $4.0 million in earn-out payments, with a corresponding increase to goodwill. In addition to the purchase price, the Company paid $0.3 million in acquisition related costs, including professional fees. The Company finalized its purchase price allocation in fiscal 2004 and recorded a $2.0 million net decrease to goodwill bringing total goodwill recorded at March 31, 2004 to $37.6 million, which has been allocated to the Company's C4I Group. The Company recorded $1.6 million of acquired intangible assets that were assigned to customer-related intangibles and are being amortized over a period of 7 years.

        Renamed DRS Power Technology, Inc. (DRS PTI), the company operates as part of DRS's C4I Group. DRS PTI designs, develops, manufactures and provides life-cycle support for a wide variety of high-performance, complex power systems and rotating machinery, and is concentrated in four major areas: Navy Electric Drive Equipment, Navy Main Propulsion Turbines, High-Performance Navy Pumps, and Fuel Cells and Industrial Equipment. The addition of DRS PTI to DRS's existing power systems product lines is a significant part of the Company's strategy of providing naval vessels with a totally integrated gas turbine or steam turbine propulsion plant, either electric or mechanical drive, and is expected to enhance DRS's ability to expand onto other electric drive platforms supporting Navy growth initiatives.

        On January 15, 2003, the Company acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash, subject to adjustment, plus $7.5 million of contingent consideration. Contingent consideration is based on a funded booking milestone, as defined in the purchase agreement. If the funded booking milestone is not fulfilled on or before December 31, 2008, DRS will have no liability or obligation to pay any contingent consideration. The earn-out period began on the closing date of the acquisition. In addition to the purchase price, the Company paid $0.1 in acquisition-related costs, including professional fees. The Company finalized its purchase price allocation in fiscal 2004 and recorded a $5.2 million net reduction to goodwill bringing total goodwill recorded at March 31, 2004 to $15.7 million, which was allocated to the Company's C4I Group. The Company recorded $3.8 million of acquired intangible assets, consisting of $2.8 million and $1.0 million of technology-based and customer-related intangibles, respectively, which are being amortized over periods of 11 years and 6 years, respectively.

        Kaman's Electromagnetics Development Center, renamed DRS Electric Power Technologies, Inc. (DRS EPT) and operating as part of DRS's C4I Group, develops high-performance, lightweight electric motors, generators and drive electronics for defense, industrial and transportation applications. The addition of DRS EPT is complementary to DRS's existing position in ship electric propulsion equipment, control equipment, high-performance networks, tactical displays and specialty reactor plant instrumentation.

        On November 27, 2002, a wholly-owned subsidiary of the Company merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.9 million. The Company financed the acquisition with borrowings under its previously existing senior credit facility (see Note 8). Paravant is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military, and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition is highly compatible with the Company's goals of expanding its core tactical systems business base and increasing its presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of the Company's C4I Group.

        During fiscal 2004, the Company finalized the purchase price allocation associated with its fiscal 2003 acquisition of the Paravant business. The following table summarizes the final allocation of the assets acquired and liabilities assumed. The final purchase price allocation reflects a $5.4 million net reduction of goodwill as compared with the preliminary purchase price allocation recorded at March 31, 2003.

November 27, 2002
(in thousands)
Accounts receivable	$10,120
Inventory	12,520
Other current assets	1,449
Property, plant and equipment	6,482
Other assets	1,361
Acquired intangible assets	2,300
Goodwill	91,142

Total assets acquired	125,374

Accrual for future costs on acquired contracts	6,319
Other current liabilities	2,851
Long-term debt	15,469
Other liabilities	1,103

Total liabilities assumed	25,742

Net assets acquired	$99,632

        The $91.1 million of goodwill was allocated to the Company's C4I Group, $25.9 million of which is expected to be deductible for tax purposes. The Company recorded $2.3 million of acquired intangible assets that were assigned to customer-related intangibles and are being amortized over a period of 20 years.

        On October 15, 2002, the Company acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consists of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6%. In October 2003 the Company paid $5.0 million in principal with an additional $3.0 million due in October 2004. In addition to the purchase price, the Company paid $0.2 million in acquisition-related costs, including professional fees. Contingent consideration is based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period began on the closing date of the acquisition and ends on March 31, 2009. During fiscal 2004, the Company recorded a $3.0 million increase to goodwill for an estimated earn-out payment to be paid in the first half of fiscal 2005. The Company finalized its purchase price allocation during fiscal 2004 and recorded a net $1.4 million net increase to goodwill, bringing total goodwill recorded at March 31, 2004 to $11.6 million, which was allocated to the Company's SR Group. The Company recorded $1.5 million of technology-based acquired intangible assets that is being amortized over a period of 10 years.

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

        Pursuant to a purchase agreement effective July 1, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.0 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a leading supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally-powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements the Company's presence in Naval advanced command and control computer display and other ship systems. DRS PCT is being managed as a part of the Company's C4I Group.

        The following table summarizes the final purchase price allocation of the NCD acquisition:

July 1, 2002
(in thousands)
Accounts receivable	$16,237
Inventory	5,719
Property, plant and equipment	12,368
Goodwill	102,889
Acquired intangible assets	6,590

Total assets acquired	143,803

Accrual for future costs on acquired contracts	26,176
Accrued warranty	7,920
Other current liabilities	3,574
Postretirement liability	6,990
Other long-term liabilities	170

Total liabilities assumed	44,830

Net assets acquired	$98,973

        The Company finalized its purchase price allocation during fiscal 2004 and recorded a $0.6 million net decrease to goodwill, bringing total goodwill recorded at March 31, 2004 to $102.9 million, which was allocated to the Company's C4I Group. All of the goodwill is expected to be deductible for tax purposes. The Company recorded $6.6 million of acquired intangible assets that were assigned to customer-related intangibles and is being amortized over a period of 20 years.

        On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition, including professional fees, were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay and C4ISR. The Company finalized its purchase price allocation during fiscal 2004 by recording a $28 thousand decrease to goodwill. Total goodwill and acquired intangible assets recorded at March 31, 2004 were $3.9 million and $0.3 million, respectively and were allocated to the Company's SR Group. The $0.3 million of acquired intangible assets was assigned to customer-related intangibles and is being amortized over a period of 10 years.

        On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company (now operating as DRS Sensors & Targeting Systems, Inc.—DRS STS). The Company paid $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002 for the acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.6 million. STS, located in Anaheim, California, is a provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing SR Group operating units, as well as DRS STS. DRS STS was created as a result of the SES acquisition, and it is also an operating unit of the Company's SR Group. This acquisition broadens the product lines and customer base of the SR Group, particularly in those areas associated with Naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based forward looking infrared technology.

        During fiscal 2004, the Company adjusted its purchase price allocation associated with its fiscal 2002 acquisition of the SES business. The final purchase price allocation reflects a net decrease to goodwill of $8.7 million and a corresponding net adjustment to inventory and certain costs accrued on acquired contracts. The $73.7 million of goodwill from the SES acquisition is expected to be deductible for tax purposes. The purchase price allocation reflects $10.6 million and $3.4 million of customer-related and technology-based acquired intangible assets, respectively, that are being amortized over a weighted average period of 17 years and 18 years, respectively.

        On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation (now operating as DRS Surveillance Support Systems, Inc.—DRS SSS) for $4.0 million in cash and $0.3 million in acquisition-related costs. DRS SSS operates as a unit of the Company's SR Group, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems. The Company changed its purchase price allocation during fiscal 2004. The final purchase price allocation reflects total goodwill of $1.2 million and a $0.1 million of technology-based acquired intangible asset that is being amortized over a period of 4 years.

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

        The following pro forma financial information shows the results of operations for the years ended March 31, 2004 and 2003, as though the acquisition of IDT had occurred at the beginning of each respective fiscal year. In addition to the IDT acquisition, the fiscal 2003 and 2002 pro forma financial information reflects the results of operations of DRS PCT, DRS Nytech, Paravant, DRS EPT and DRS PTI as if those acquisitions occurred at the beginning of each respective fiscal year. The fiscal 2002 pro forma financial information also shows the results of operations, as though the acquisition of the SES business occurred at the beginning of that year. The pro forma financial information reflects adjustments for: (i) the capitalization of general and administrative costs to be consistent with DRS's accounting practice, (ii) the amortization of acquired intangible assets, (iii) the elimination of goodwill amortization in certain periods presented to be consistent with DRS's April 1, 2001 adoption of SFAS 142, (iv) additional interest expense on acquisition-related borrowings, (v) the amendment and restatement of certain credit facilities in fiscal 2004, (vi) the pay-down of acquired companies debt, (vii) the issuance of 4.3 million shares of DRS common stock in fiscal 2004 and (vii) the income tax effect on the pro forma adjustments, using a statutory tax rate of 42%. The pro forma adjustments related to the acquisition of IDT are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocations could have an impact on the pro forma financial information presented. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenues	$1,230,111	$1,116,152	$755,455
Net earnings	$48,426	$18,352	$22,455
Earnings per share of common stock:
Basic earnings per share	$1.83	$0.81	$1.67
Diluted earnings per share	$1.80	$0.78	$1.55

        The pro forma fiscal year ended March 31, 2003 includes a charge of $20.7 million in connection with IDT's early retirement and refinancing of its prior credit facility.

  Divestitures

        On November 22, 2002, the Company sold its DRS Advanced Programs, Inc. (DRS API) operating unit for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, which operated as part of the Company's C4I Group, developed, designed, manufactured and marketed custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. The Company wrote off $2.3 million of goodwill in connection with the sale. The results of operations of DRS API prior to the sale are summarized as follows:

	Year Ended March 31,
	2003	2002
	(in thousands)
Revenues	$8,507	$15,843
Operating (loss) income	$(1,067)	$125

        On May 27, 2002, the Company sold the assets of its DRS Ahead Technology operating unit. DRS Ahead Technology, which is included in the "Other" segment, produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale. The results of operations of DRS Ahead Technology prior to the sale are summarized as follows:

	Year Ended March 31,
	2003	2002
	(in thousands)
Revenues	$1,349	$9,209
Operating (loss)	$(496)	$(369)

3. Goodwill and Related Intangible Assets

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of March 31, 2004 and 2003. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(in thousands)
As of March 31, 2004
Technology-based intangibles	19 years	$52,559	$(9,142)	$43,417
Customer-related intangibles	19 years	67,363	(5,581)	61,782

Total		$119,922	$(14,723)	$105,199

As of March 31, 2003
Technology-based intangibles	21 years	$26,955	$(6,348)	$20,607
Customer-related intangibles	19 years	27,400	(3,226)	24,174

Total		$54,355	$(9,574)	$44,781

        The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2004, 2003 and 2002 was $5.1 million, $2.5 million and $1.8 million, respectively. The estimated acquired intangible asset annual amortization expense for each of the subsequent five fiscal years ending March 31, 2009 is approximately $6.9 million.

        As discussed in Note 1, the Company realigned its operating segments in the fourth quarter of fiscal 2004.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2002 to March 31, 2004. These changes include the effects of the allocation of the purchase prices for the IDT acquisition during fiscal 2004 and the DRS Unmanned Technologies, Inc., DRS PCT, DRS Nytech, Paravant, DRS EPT and DRS PTI acquisitions in fiscal 2003. The IDT purchase price allocations are subject to change in fiscal 2005 (see Note 2):

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2002	$48,440	$94,170	$142,610
Fiscal 2003 acquisitions	256,484	14,088	270,572
Purchase price allocation adjustments on acquisitions completed in prior years	1,236	22,618	23,854
Sale of DRS API business unit	(2,323)	—	(2,323)
Foreign currency translation adjustment	2,071	79	2,150

Balance as of March 31, 2003	305,908	130,955	436,863
Fiscal 2004 acquisition of IDT	150,542	236,507	387,049
Purchase price allocation adjustments on acquisitions completed in prior years	(13,740)	(12,546)	(26,286)
Working capital adjustment on fiscal 2003 acquisition of Power Technology Incorporated (PTI)	547	—	547
Acquisition earn-out, PTI (See Note 2)	4,000	—	4,000
Acquisition earn-out, Nytech (See Note 2)	—	3,000	3,000
Foreign currency translation adjustment	3,310	140	3,450

Balance as of March 31, 2004	$450,567	$358,056	$808,623

        The purchase price adjustments in the table reflect the following:

	Purchase Price Allocation Adjustments
	Fiscal 2004		Fiscal 2003
	(in thousands)
C4I Group
Kaman Electromagnetics Development Center	$(5,198	)(A)	$—
Power Technology Incorporated (PTI)	(2,512	)(B)	—
Paravant, Inc.	(5,411	)(C)	—
Navy Controls Division of Eaton Corporation	(567	)(D)	—
Surveillance Support Systems	(52	)(E)	1,236	(E)

	$(13,740)		$1,236

SR Group
Boeing Company (SES business)	$(8,693	)(F)	$22,516	(F)
EOS Business of Raytheon Company	(5,186	)(G)	102	(G)
Unmanned Aerial Vehicle business of Meggitt Defense Systems	(28	)(H)	—
DKD, Inc. (Nytech)	1,361	(I)	—

	$(12,546)		$22,618

(A)
Reflects a purchase price allocation adjustment of $3.8 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Also reflects a $1.4 million decrease to goodwill for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses.

(B)
Reflects a purchase price allocation adjustment of $1.6 million (decrease to goodwill) to allocate the fair value of certain acquired identifiable intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. The amount also reflects a net decrease to goodwill of $0.9 million for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses.

(C)
Reflects a net increase of $1.0 million to goodwill for changes in estimates on certain acquired contracts and acquisition related costs, offset by a $3.9 million reduction in goodwill associated with an adjustment to purchase accounting for deferred tax assets and a $2.5 million reduction to goodwill for a tax refund received during fiscal 2004.

(D)
Reflects a decrease to goodwill for a change in estimated acquisition-related costs.

(E)
Reflects a decrease to goodwill of $52 thousand for a change in estimated acquisition-related costs during fiscal 2004. During fiscal 2003, the Company recorded an increase to goodwill of $1.2 million as a result of the adjustment of the purchase price allocation for certain acquired contracts.

(F)
The $8.7 million decrease to goodwill recorded in fiscal 2004 consists of $8.2 million for the reversal of restructuring type reserves recorded in connection with certain acquired contracts, $0.4 million for changes in estimates for certain acquired contracts and $0.1 million for changes in estimated acquisition related-costs. The $22.5 million increase to goodwill recorded in fiscal 2003 reflects an aggregate adjustment for certain acquired contract liabilities, as well as an adjustment to acquired property, plant, and equipment.

(G)
Reflects a decrease to goodwill of $5.2 million for contract options that expired unexercised during fiscal 2004. During fiscal 2003, the Company increased goodwill for a change in valuation of certain working capital accounts.

(H)
Reflects a decrease to goodwill for changes in estimated acquisition-related costs.

(I)
Reflects a purchase price allocation adjustment of $2.5 million (increase to goodwill) to adjust for the preliminary estimated fair value of certain acquired intangible assets based upon a third-party valuation received in the first quarter of fiscal 2004. Amount also reflects a $1.1 million decrease in goodwill for changes in estimated acquisition-related costs and accrued expenses.

4.    Accounts Receivable

        Unbilled receivables represent sales for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2004, retentions amounted to $7.5 million, with approximately $0.9 million anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $3.9 million and $2.9 million at March 31, 2004 and 2003, respectively, are as follows:

	March 31,
	2004	2003
	(in thousands)
U.S. Government contracts:
Billed receivables	$48,582	$44,703
Unbilled receivables	49,436	23,485

	98,018	68,188

Other defense-related contracts:
Billed receivables	95,696	72,886
Unbilled receivables	32,951	10,094

	128,647	82,980

Other trade receivables	19,209	11,880

Total	$245,874	$163,048

5.    Inventories

        Inventories are summarized as follows:

	Year Ended March 31,
	2004	2003
	(in thousands)
Work-in-process	$186,270	$118,528
General and administrative costs	32,798	25,489
Raw material and finished goods	25,982	16,205

	245,050	160,222
Less: Progress payments and certain customer advances	(59,522)	(41,120)
Inventory reserve	(7,060)	(5,000)

Total	$178,468	$114,102

        Inventoried contract costs for the Company's businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A and IRAD are allowable, indirect contract costs under U.S. Government regulations. The Company allocates G&A and IRAD costs to government contracts and accounts for them as product costs, not as period expenses.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of cost and expenses.

The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company's businesses that are not primarily U.S. government contractors, which are expensed as incurred:.

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Balance in inventory at beginning of period	$25,489	$18,675	$15,020
Add: Incurred costs	161,342	114,389	76,030
Less: Amounts included in cost and expenses	(154,033)	(107,575)	(72,375)

Balance in inventory at end of period	$32,798	$25,489	$18,675

6.    Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

	March 31,
	2004	2003
	(in thousands)
Land	$17,736	$6,187
Laboratory and production equipment	96,907	68,304
Computer equipment	34,510	22,956
Buildings and improvements	31,917	16,018
Leasehold improvements	18,657	14,994
Office furnishings, equipment and other	22,927	12,302

	222,654	140,761
Less accumulated depreciation	(73,112)	(53,151)

Total	$149,542	$87,610

        Annual depreciation of property, plant and equipment amounted to $23.5 million, $13.4 million and $10.7 million in fiscal 2004, 2003 and 2002, respectively.

7.    Accrued Expenses and Other Current Liabilities

        The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2004	2003
	(in thousands)
Customer advances	$81,635	$46,040
Accruals for future costs related to acquired contracts (Note 2)	64,676	70,362
Payroll, other compensation and related expenses	60,999	32,588
Accrued product warranty (Note 1.S.)	25,520	19,365
Loss accrual for future costs on uncompleted contracts	19,383	7,108
Income taxes payable	31	6,176
Other	43,564	31,058

Total	$295,808	$212,697

8.    Debt

        A summary of debt is as follows:

	March 31,
	2004	2003
	(in thousands)
Senior subordinated notes	$350,000	$—
Term loan	214,820	212,525
Other obligations	6,773	12,550

	571,593	225,075
Less:
Current installments of long-term debt	(5,894)	(7,717)
Short-term bank debt	(45)	(521)

Total long-term debt	$565,654	$216,837

        Simultaneously with the closing of the merger with IDT on November 4, 2003, the Company entered into a second amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing DRS's previously existing senior credit facility. The second amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. On February 6, 2004, the Company amended its second amended and restated credit facility (the Credit Facility) reducing the interest rate thereunder with respect to the term loans and permitting the Company to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the Credit Facility. The Company drew down the full amount of the term loan to fund a portion of the Merger, to repay the existing term loan and certain of IDT's outstanding indebtedness and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the Credit Facility bear interest, at the Company's option, at either: a "base rate," as defined in the second amended and restated credit agreement (the Credit Agreement), equal to the higher of 0.50% per annum above the latest prime rate and the federal funds rate, or a LIBOR rate, as defined in the Credit Agreement. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on the Company's total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on the Company's TLR. Term loans that are base rate loans bear interest at the base rate plus 0.50%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75%. TLR is defined as total debt minus the sum of (A) performance- based letters of credit, and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of the Company's cash and cash equivalents immediately available to repay the obligations thereof, as compared with EBITDA, as defined in the Credit Agreement. On February 20, 2004, the Company repaid $20.0 million of its term loan and recognized a $0.5 million charge to interest and related expenses for the related reduction in deferred debt issuance costs. On April 1, 2004, the Company repaid an additional $5.0 million of its term loan and recognized a $0.1 million charge to interest and related expenses for the reduction in deferred issuance costs.

        The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate ranging from 0.375% and 0.50% per annum, depending on the Company's TLR, provided that the amount of outstanding swingline loans, as defined in the Credit Agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. The Company pays commissions and issuance fees on its outstanding letters of credit and is obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 1.75% to 2.50% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

        The Company previously had a $240.0 million credit agreement with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140.0 million and a $100.0 million revolving line of credit. Repayment terms, collateral and other charges under the previous facility were substantially the same as those pursuant to the Credit Facility described above. Interest rates under the Credit Facility are lower than those under the previous facility, based on the February 6, 2004 amendment.

        There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, certain acquisitions, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed-charge coverage ratio and restrictions related to equity issuances, payment of dividends on the Company's capital stock, issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that DRS make mandatory principal prepayments in the manner set forth in the Credit Agreement on the revolving line of credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if the Company's total leverage ratio, as defined in the Credit Agreement, exceeds 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Facility at March 31, 2004.

        The principal amount of any outstanding revolving credit loans are due and payable in full on the fifth anniversary of the closing date of the IDT merger. The Company is required to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment is $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment is approximately $55.5 million.

        As of March 31, 2004, $214.8 million of term loans was outstanding against the Credit Facility. As of March 31, 2004 we had $134.9 million available under our revolving line of credit. Amounts available under the revolving line of credit are based upon a borrowing base calculation, as defined in the Credit Agreement, which is principally based on accounts receivable and inventory balances. As of March 31, 2003, $212.5 million of term loans were outstanding under the Company's previously existing senior credit facility. The effective interest rate on the Company's term loans was 3.0% as of March 31, 2004, (4.4% as of March 31, 2003). There were no borrowings under the Company's revolving line of credit as of March 31, 2004 and March 31, 2003.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers. As of March 31, 2004, $50.4 million was contingently payable under letters of credit (approximately $1.5 million and $8.8 million of the letters of credit outstanding as of March 31, 2004 were issued under the Company's previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under the Company's revolving line of credit).

        To finance the Merger, on October 30, 2003 the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the Notes, together with a portion of the Company's available cash and initial borrowings under its Credit Facility, were used to fund the Merger, repay certain of DRS's and IDT's outstanding indebtedness and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, "Guarantor and Non-guarantor Financial Statements" for additional disclosures.

        On or before November 1, 2006, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes issued with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, subject to certain restrictions. On or after November 1, 2008, DRS may redeem, at its option, all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The Company has an interest rate swap that hedges the mortgage pursuant to which the Company receives interest at a variable rate equal to the one-month LIBOR plus 1.65% and pays interest at a fixed rate of 7.85%. The balance of the mortgage as of March 31, 2004 and 2003 was $3.1 million and $3.3 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016. This swap agreement is accounted for as a cash flow hedge, and as such, changes in the fair value of the swap agreement are recorded as adjustments to accumulated other comprehensive earnings (losses).

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. On October 14, 2003, the Company made a $5.0 million principal payment, along with a $0.5 million payment for accrued interest. The remaining $3.0 million principal payment and related accrued interest are due on October 15, 2004.

        On June 5, 2003, the Company entered into two interest rate swap agreements, each in the amount of $25.0 million expiring on June 30, 2008, with Wachovia Bank, N.A. and Fleet National Bank (the Banks), respectively. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. The variable interest rate paid by the Banks is based on the three month LIBOR and is determined on the first day of each calculation period. The difference to be paid or received on these swap agreements, as interest rates change, is recorded as an adjustment to interest expense. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings (losses). The swaps continue to be accounted for as cash flow hedges on a portion of the term loan outstanding under the Credit Facility.

        The aggregate maturities of long-term debt for fiscal 2005, 2006, 2007, 2008 and 2009 are $5.8 million, $2.7 million, $2.6 million, $2.6 million and $2.6 million per year, respectively, and $555.3 million thereafter.

9.    Supplemental Cash Flow Information

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$11,883	$11,315	$9,547
Income taxes	$7,908	$18,663	$12,679
Supplemental disclosure of non-cash investing and financing activities:
Acquisition costs for business combinations	$2,945	$5,119	$655
Fixed assets	$—	$884	$—
Note receivable—sale of operating unit	$—	$3,070	$—
Promissory note—Nytech acquisition	$—	$8,000	$—
Acquisition earn-out—Nytech	$3,000	$—	$—

10.    Income Taxes

        Earnings before income taxes consist of the following:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Earnings before income taxes:
Domestic earnings	$73,022	$49,878	$36,943
Foreign earnings	6,128	5,994	1,418

Total	$79,150	$55,872	$38,361

        Income tax expense consists of the following:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Income tax expense (benefit)
Current:
Federal	$(3,806)	$13,782	$11,466
State	(1,225)	3,226	2,760
Foreign	1,577	1,560	896

	(3,454)	18,568	15,122

Deferred:
Federal	29,851	4,516	1,130
State	7,696	1,811	136
Foreign	337	806	1,642

	37,884	7,133	2,908

Total	$34,430	$25,701	$18,030

        Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss (NOL) carryforwards	$5,818	$5,984
State NOL carryforwards	4,985	3,394
Foreign NOL carryforwards	4,405	4,051
Tax credit carryforwards	1,053	—
Costs accrued on uncompleted contracts	2,931	6,638
Inventory capitalization	4,759	4,921
Allowance for doubtful accounts	1,758	1,383
Accrued liabilities	44,473	12,003
Other	5,897	2,820

Total gross deferred tax assets	76,079	41,194
Less valuation allowance	(9,168)	(7,088)

Deferred tax assets	66,911	34,106

Deferred tax liabilities:
Depreciation and amortization	21,523	1,118
Long-term contract costs	41,193	26,879
Federal impact of state benefits	1,277	595
Other	1,319	2,403

Deferred tax liabilities	65,312	30,995

Net deferred tax assets	$1,599	$3,111

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the deferred tax assets attributable to state and foreign NOL carryforwards at March 31, 2004 and 2003, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2004, the valuation allowance increased by $2.1 million as follows: a $1.1 million increase in the valuation allowance associated with the U.K. NOL and temporary differences for DRS Tactical Systems Ltd., due to the uncertainty of the operating unit's future profitability, and valuation allowances associated with various state NOLs increased by $1.0 million, of which, $0.9 million was attributed to state NOLs acquired in the purchase of IDT. During the fiscal year ended March 31, 2003, the valuation allowance increased by $1.7 million as follows: a $1.5 million increase in the valuation allowance associated with the U.K. NOL and temporary differences for DRS Tactical Systems Ltd., due to the uncertainty of the operating unit's future profitability and valuation allowances of $0.2 million associated with various state NOLs. Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2004 and 2003.

        Current and noncurrent deferred tax assets (liabilities) of $4.5 million and $(2.9) million, and $6.8 million and $(3.7) million, respectively, are included in the Consolidated Balance Sheets as of March 31, 2004 and 2003, respectively. Current and noncurrent deferred tax assets (liabilities) of $35.4 million and $(4.1) million, and $3.4 million and $.2 million were acquired in connection with the IDT and Paravant acquisitions, respectively. At March 31, 2004, $20.1 million of U.S. federal and $74.8 million of state NOL carryforwards, which expire between fiscal years 2005 and 2024, and $14.7 million of foreign NOLs, which carry forward indefinitely, were available. $16.6 million and $3.5 million of the Company's U.S. federal and $6.9 million and $16.7 million of its state NOL carryforwards were acquired in connection with the NAI and IDT acquisitions, respectively. The annual utilization of the NAI and IDT NOL carryforwards is limited under the provisions of the Internal Revenue Code. Any future utilization of these net operating loss carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance.

        The Company is currently under examination by the Internal Revenue Service for the years ended March 31, 1999, 2000 and 2001 and by various states for various fiscal years. Management does not anticipate that adjustments, if any, will be material to the consolidated financial statements.

        A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Year Ended March 31,
	2004	2003	2002
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	(0.1)%	—	0.6%
State income tax rate, net of federal income tax benefit	5.3%	5.5%	5.0%
Nondeductible expenses	3.0%	1.8%	3.0%
Change in valuation allowance	1.5%	2.9%	5.7%
Foreign investment tax credits	(0.7)%	(1.4)%	(2.5)%
Other	(0.5)%	2.2%	0.2%

Total	43.5%	46.0%	47.0%

        The provision for income taxes includes all estimated income taxes payable to federal, state and foreign governments, as applicable.

11.    Common Stock and Stock Compensation Plans

        Common Stock    On January 22, 2004, a special meeting of the Company's stockholders was held, at which the Company's stockholders approved an amendment to its certificate of incorporation to increase the Company's authorized common stock from 30,000,000 shares to 50,000,000 shares. In addition, the Company's stockholders approved an amendment and restatement of the Company's 1996 Omnibus Plan to increase the maximum number of shares available for award from 3,875,000 to

5,875,000. As of March 31, 2004, the authorized capital of the Company also included 2.0 million shares of preferred stock (no shares issued).

        On November 4, 2003, the Company issued 4,323,172 shares of DRS common stock in connection with the Merger (see Note 2).

        On December 20, 2002, the Company issued 5,462,500 shares of its common stock in a public offering for $28.00 per share. The Company received net proceeds of $144.3 million, net of underwriters' fees and other costs associated with the offering of $8.6 million. Approximately $12.0 million of the proceeds were used during the third quarter of fiscal 2003 to repay certain debt balances assumed in connection with the Company's November 27, 2002 acquisition of Paravant (see Note 2). The balance of the proceeds was used for the Kaman Electromagnetics Development Center and Power Technology Incorporated acquisitions and to provide funds for potential future acquisitions and working capital needs.

        On December 19, 2001, the Company issued 3,755,000 shares of its common stock in a public offering for $32.00 per share. The Company received net proceeds of $112.6 million, net of underwriters' fees and other costs associated with the offering of $7.6 million. The Company used $24.0 million of the net proceeds of the offering to repay the outstanding balance of its revolving line of credit and retained the balance to fund future acquisitions and working capital needs.

        Stock Compensation Plans    The 1991 Stock Option Plan (the 1991 Plan), provided for the grant of options to purchase a total of 600,000 shares of DRS common stock through February 6, 2001. Options still outstanding at the time of the 1991 Plan's expiration remain in effect, as granted.

        On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, options may be granted to key employees, directors and consultants of the Company. The Omnibus Plan was initially limited to 500,000 shares of DRS common stock and has since been increased, with stockholder approval, to 5,875,000 at March 31, 2004. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and restricted stock units, (v) phantom stock, (vi) stock bonuses and (vii) other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a term of ten years and generally are not exercisable prior to one year after the date of grant with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. As of March 31, 2004, 1,633,332 shares remain available for future grants under the Omnibus Plan.

        During fiscal 2003 and fiscal 2002, the Company charged to earnings $46,000 and $218,000, respectively, in connection with a certain stock option grant where the fair-market value of the Company's common stock at the date of grant was in excess of the option exercise price. Unamortized stock compensation was recorded on the date of grant, with a credit to additional paid-in capital. The unamortized stock compensation is charged to earnings as the options become exercisable, in accordance with the grant.

        In connection with the Company's acquisition of NAI during fiscal 1999, issued and outstanding NAI warrants to purchase NAI common stock at an exercise price of $2.50 per share were converted into 603,175 DRS warrants at a conversion ratio of 0.25 of a share of DRS common stock to one share of NAI common stock. These warrants expired on February 15, 2002 and were exercised in full with the exception of 401 shares that were not presented for exercise. The Company also converted outstanding NAI options into 161,230 vested DRS options to purchase DRS common stock. The terms and conditions under which the NAI stock options were granted prior to the acquisition, with the exception of the exercise price and number of shares, remained the same.

        During fiscal 1999, the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued in fiscal 1999 under the Omnibus Plan at exercise prices in excess of the market price on the date of grant. The per-share weighted-average fair value and exercise price of these options were $1.89 and $10.44, respectively.

        The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in "book entry" form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company's diluted earnings per share calculations for fiscal 2004, 2003 and 2002.

        A summary of stock option activity is as follows:

	Number of Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2001	1,933,530	$9.99
Granted	652,207	$33.56
Exercised	(454,317)	$8.33
Expired or cancelled	(18,600)	$18.97

Outstanding at March 31, 2002	2,112,820	$17.52
Granted	767,850	$32.10
Exercised	(125,434)	$8.95
Expired or cancelled	(54,187)	$27.22

Outstanding at March 31, 2003	2,701,049	$21.87
Granted	904,340	$26.89
Exercised	(185,115)	$10.64
Expired or cancelled	(179,049)	$29.08

Outstanding at March 31, 2004	3,241,225	$23.53

        As of March 31, 2004, 2003 and 2002, 1,486,197, 1,177,841 and 754,078 options were exercisable, respectively, at weighted average exercise prices of $17.54, $13.53 and $10.07, respectively.

        Information regarding all options outstanding at March 31, 2004 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$ 7.06 - $10.88	559,075	$8.59	4.2 years	559,075	$8.59
$10.89 - $21.80	578,662	$12.91	5.9 years	472,075	$12.77
$21.81 - $28.53	917,780	$26.84	9.6 years	9,525	$26.10
$28.54 - $33.33	604,043	$32.05	8.6 years	149,189	$32.08
$33.34 - $38.80	581,665	$34.37	7.7 years	296,333	$34.45

Total	3,241,225	$23.53	7.5 years	1,486,197	$17.54

        During fiscal 2004, the Company awarded an aggregate of 135,250 shares of restricted stock to certain employees, as permitted under the Omnibus Plan, 2,430 of which were forfeited during the year. Restricted stock is granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions. The restricted stock shares cliff vest three years from the date of grant. Upon issuance of the restricted stock, unearned compensation of $3.6 million was charged to stockholders' equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year period. Compensation expense for the year ended March 31, 2004 was $321,000.

        In fiscal 2004, the Company issued 12,350 restricted stock units to certain eligible employees. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three-year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, are being recognized over the vesting period, and are included in stock-based compensation expense on the consolidated statements of earnings. Compensation expense related to restricted stock units was $35,000 in fiscal 2004.

12.    Pensions and Other Employee Benefits

        The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in the plans vary, and benefits generally are based on the participant's compensation and years of service, as defined. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations therein. Plan assets are invested primarily in U.S. government and U.S. government agency instruments, listed stocks and bonds.

        The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. The Company's contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees' Beneficiary Association (VEBA) trust and, for non-funded plans, recovery of claims on a pay-as-you-go basis, subject to the Internal Revenue Code and regulations therein, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.

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

        The following table provides a reconciliation of benefit obligations, plan assets and funded status associated with the pension, postretirement and supplemental retirement plans. The Company uses a December 31 measurement date to calculate its end of year (March 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2004	2003	2004	2003	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$47,761	$17,169	$8,840	$—	$7,974	$7,377
Benefit obligation assumed through acquisitions	31,152	22,215	4,514	6,990	—	—
Addition of a plan	9,569	1,586	—	499	—	—
Service cost	2,890	2,605	505	326	441	413
Interest cost	4,560	2,604	691	414	655	520
Plan participants' contributions	80	60	—	—	—	—
Actuarial (gain) loss	(2,116)	1,490	353	577	1,946	(262)
Benefits paid	(957)	(118)	(189)	(9)	(74)	(74)
Change in plan provisions	—	—	—	—	738	—
Exchange rate differences	1,798	150	62	43	—	—

Benefit obligation at end of year	94,737	47,761	14,776	8,840	11,680	7,974

Change in plan assets:
Fair value of plan assets at beginning of year	39,518	15,900	696	—	—	—
Fair value of plan assets assumed through acquisition	24,755	22,068	—	—	—	—
Addition of a plan	4,729	1,504	—	—	—	—
Actual return on plan assets	7,295	(262)	1	—	—	—
Plan participants' contributions	80	60	—	—	—	—
Employer contributions	2,100	231	187	705	74	74
Additional asset transfer	390	—	—	—	—	—
Benefits paid	(957)	(118)	(189)	(9)	(74)	(74)
Exchange rate differences	1,008	135	—	—	—	—

Fair value of plan assets at end of year	78,918	39,518	695	696	—	—

Net amount recognized:
Funded status of the plans	(15,819)	(8,243)	(14,081)	(8,144)	(11,680)	(7,974)
Contributions from measurement date to fiscal year end	509	—	1,289	—	—	—
Unrecognized transition obligation	—	—	529	—	—	—
Unrecognized loss	5,494	5,767	963	1,089	2,571	749
Unrecognized prior service cost	—	—	—	—	3,765	3,325

Net amount recognized	$(9,816)	$(2,476)	$(11,300)	$(7,055)	$(5,344)	$(3,900)

        The amounts recognized in the Consolidated Balance Sheets consist of:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2004	2003	2004	2003	2004	2003
	(in thousands)
Intangible asset	$—	$—	$—	$—	$2,934	$1,624
Accumulated other comprehensive loss	4,862	—	—	—	432	—
Prepaid benefit cost	11	—	—	—	—	—
Contributions from measurement date to fiscal year end	509	—	1,289	—	—	—
Accrued benefit liability	(15,198)	(2,476)	(12,589)	(7,055)	(8,710)	(5,524)

Net amounts recognized	$(9,816)	$(2,476)	$(11,300)	$(7,055)	$(5,344)	$(3,900)

        The aggregate accumulated benefit obligation (ABO) for all of the Company's pension/retirement plans combined was $90.9 million and $40.2 million at March 31, 2004 and 2003, respectively. The table below represents the aggregate ABO and fair value of plan assets for those pension plans with an ABO in excess of the fair value of plan assets at March 31, 2004 and 2003.

	2004	2003
	(in thousands)
Accumulated benefit obligation	$50,543	$5,408
Fair value of plan assets	$31,574	$—

        The table below represents the aggregate benefit obligation and fair value of plan assets for those plans with benefit obligations in excess of the fair value of plan assets at March 31, 2004 and 2003.

	2004	2003
	(in thousands)
Benefit obligation	$121,193	$64,575
Fair value of plan assets	$79,613	$40,214

        As required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), where the ABO exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheet at March 31, 2004 the additional minimum liability of the unfunded accumulated benefit obligation. The increase in minimum liability included in other comprehensive income is as follows:

	Funded Defined Benefit Plan 2004	Unfunded Supplemental Retirement Plans 2004
Accumulated other comprehensive loss	$(4,862)	$(432)

        The following weighted average actuarial assumptions were used to determine the benefit obligation and funded status of the plans:

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2004	2003	2004	2003	2004	2003
Rate assumptions
Discount rate	6.15%	6.70%	6.25%	6.70%	6.25%	6.70%
Increase in future compensation levels	3.95%	4.00%	—	—	3.90%	3.90%

        The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans. The postretirement benefit plan information is presented for the two years ended March 31, 2004 and 2003, as the Company did not have a postretirement plan prior to DRS's acquisition of the Naval Controls Division of Eaton Corporation in fiscal 2003.

	Funded Pension Plans for the Year Ended			Postretirement Benefit Plans for the Year Ended		Unfunded Supplemental Retirement Plans for the Year Ended
	2004	2003	2002	2004	2003	2004	2003	2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,890	$2,605	$500	$505	$326	$441	$413	$308
Interest cost	4,560	2,604	583	691	414	655	520	376
Expected return on plan assets	(4,444)	(3,184)	(735)	(33)	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	541	—	—	(2)	277	125	70	70
Transition obligation	—	—	—	34	30	—	—	—
Amortization of unrecognized prior-service cost	—	—	—	—	27	298	261	174

Net periodic expense	$3,547	$2,025	$348	$1,195	$1,074	$1,519	$1,264	$928

        The following weighted average actuarial assumptions were used to determine the net periodic cost of the plans:

	Funded Pension Plans			Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2004	2003	2002	2004	2003	2004	2003	2002
Rate assumptions
Discount rate	6.35%	6.70%	7.25%	6.50%	6.70%	6.75%	6.70%	7.13%
Expected long-term return on plan assets	8.10%	9.20%	9.25%	7.25%	—	—	—	—
Increase in future compensation levels	3.90%	3.60%	5.80%	—	—	3.90%	3.90%	5.00%

        The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by assets class and historical rates of return for each individual asset class.

        The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 12% in fiscal 2005 and is assumed to gradually decrease to a rate of 4.5% in fiscal 2009 and thereafter. Assumed healthcare cost trend rates have an effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed healthcare cost trend rates would have the effect of decreasing the annual aggregate service and interest cost by $7.6 thousand and the postretirement medical obligations by $78.4 thousand. A one percentage point increase in the assumed healthcare cost trend rate would have the effect of increasing the annual aggregate service and interest cost by $7.3 thousand and the postretirement medical obligations by $79.9 thousand.

        The Company has the responsibility to formulate the investment policies and strategies for each plan's assets. The overall domestic plans' policies and strategies, which differ from plan to plan, include: maintaining the highest possible return commensurate with the level of assumed risk, preserving the benefit security for the plan's participants, maintain the fund at an appropriately funded status (inclusive of fees) and minimize the necessity of Company contributions by maintaining a ratio of plan assets to liabilities in excess of 1.0.

        The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the domestic plans' assets at March 31, 2004:

Asset Category	Allocation Range
Equity securities	30% to 85%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 25%

        The table below represents the Company's domestic pension plans and postretirement benefit plans weighted-average asset allocation at March 31, 2004 and 2003 by asset category:

	Asset Allocation
Asset Category
	2004	2003
Equity securities	61%	58%
Debt securities	36%	42%
Other, primarily cash and cash equivalents	3%	0%

Total	100%	100%

        For fiscal 2005, the Company expects to contribute $8.6 million and $2.5 million to its pension plans and postretirement plans, respectively.

        The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2004, 2003 and 2002 amounted to $9.6 million, $6.0 million and $3.3 million, respectively.

13.    Commitments, Contingencies and Related Party Transactions

        Commitments, Contingencies    At March 31, 2004, the Company was party to various noncancellable operating leases that expire at various dates through 2018 (principally for administration, engineering and production facilities) with minimum rental payments as follows:

(in thousands)
2005	$23,581
2006	18,152
2007	14,356
2008	10,454
2009	8,575
Thereafter	15,934

Total	$91,052

        It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

        Rent expense was $22.2 million, $18.9 million and $14.3 million in fiscal 2004, 2003 and 2002, respectively.

        As of March 31, 2004, $50.4 million was contingently payable under letters of credit.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In the Company's answer, the Company has denied the plaintiffs' allegations and intends to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in November of 2004. DRS believes that it has meritorious defenses and does not believe the action will have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law), and similar state statutes,

can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to the Company's acquisition of IDT, and prior to its acquisition by IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS) pursuant to CERCLA regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on the Company, nor, to the Company's knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who has reviewed the existing documentation. While it is too soon to determine the ultimate financial implications to the Company, based upon the Company's knowledge of the current facts and circumstances surrounding this matter, the Company does not believe the total costs to the Company with respect to this matter will be material.

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

        Related Party Transactions    The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and the former President and Chief Technical Officer, and the late Leonard Newman, our co-founder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark Newman, our current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21,152 expires on April 30, 2007. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark Newman, succeeded to Leonard Newman's interest in LDR Realty Co.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during fiscal 2004. The Company paid $2.9 million, $2.5 million and $1.8 million in fees to the firm during fiscal 2004, 2003 and 2002, respectively.

        Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark Newman, is a partner, provided legal services to DRS during fiscal 2004. The amount paid to the firm during each of the years in the three-year period ended March 31, 2004 was immaterial.

14.    Operating Segments

        During the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure which realigned all of the Company's businesses into two operating segments from four operating segment. The repositioning was the result of strategic organizational reviews and an effort undertaken to integrate the Company's acquisition of IDT. The two new principal operating segments, on the basis of products and services offered are: the C4I Group and the SR Group. All other operations are grouped in Other. The legacy Electronic Systems Group operating units were transferred into the C4I Group, the legacy Electro-Optical Systems Group operating units were transferred into the SR Group and portions of the legacy Flight Safety and Communications Group were allocated to both the C4I and SR Groups based on operational and product synergies. The IDT operating units were allocated to the C4I and SR Groups based on their respective strategic fit. The segment information for all periods presented has been restated to reflect the new operating structure. Internal management reporting for the new reportable business segments began during the fourth quarter of fiscal 2004.

        The C4I Group is comprised of the following product categories: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, incident recorders, secure voice and data communications, meteorological surveillance and analysis and radio frequency broadcast transmissions equipment; Power Systems, which includes the naval and industrial power generation, conversion, propulsion, distribution and control systems lines; Intelligence Technologies, which includes signals intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals product lines.

        The SR Group is comprised of the following product categories areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, unmanned vehicles, high-speed digital data and imaging systems, aircraft weapons alignment systems and provides electronic manufacturing services; Training Systems, develops and produces air combat training, electronic warfare and network systems; and Test & Energy Management develops and produces electronic test, diagnostics and vehicle electronics.

        Other includes the activities of DRS Corporate Headquarters and DRS Ahead Technology (for the period it was owned by the Company through the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Note 2). DRS Ahead Technology produced magnetic head components used in the manufacturing process of computer disk drives, which burnish and verify the quality of disk surfaces. DRS Ahead Technology also serviced and manufactured magnetic video recording heads used in broadcast television equipment.

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

	C4I Group	SR Group	Other	Total
	(in thousands)
Fiscal 2004:
Total revenues	$561,756	$444,679	$—	$1,006,435
Intersegment revenues	(2,403)	(2,782)	—	(5,185)

External revenues	$559,353	$441,897	$—	$1,001,250

Operating income	$59,492	$45,368	$83	$104,943
Total assets	$786,550	$720,700	$88,138	$1,595,388
Depreciation and amortization	$9,806	$17,094	$2,427	$29,327
Capital expenditures	$8,207	$12,919	$3,919	$25,045
Fiscal 2003:
Total revenues	$362,036	$316,475	$1,349	$679,860
Intersegment revenues	(4,011)	(87)	—	(4,098)

External revenues	$358,025	$316,388	$1,349	$675,762

Operating income (loss)	$32,429	$36,077	$(822)	$67,684
Total assets	$527,111	$332,211	$112,799	$972,121
Depreciation and amortization	$7,745	$7,588	$1,327	$16,660
Capital expenditures	$4,562	$10,917	$6,047	$21,526
Fiscal 2002:
Total revenues	$273,529	$236,227	$9,209	$518,965
Intersegment revenues	(1,629)	(136)	—	(1,765)

External revenues	$271,900	$236,091	$9,209	$517,200

Operating income (loss)	$30,019	$20,489	$(739)	$49,769
Total assets	$188,396	$298,615	$114,080	$601,091
Depreciation and amortization	$5,195	$6,779	$1,815	$13,789
Capital expenditures	$6,021	$5,844	$1,718	$13,583

        Revenues, total assets, and property, plant and equipment by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2004 is as follows:

	Total	United States	Canada	United Kingdom
	(in thousands)
Fiscal 2004:
Revenues	$1,001,250	$943,243	$33,788	$24,219
Total assets	$1,595,388	$1,520,469	$45,906	$29,013
Property, plant and equipment, net	$149,542	$146,113	$1,958	$1,471
Fiscal 2003:
Revenues	$675,762	$613,568	$35,718	$26,476
Total assets	$972,121	$911,797	$32,046	$28,278
Property, plant and equipment, net	$87,610	$84,087	$2,209	$1,314
Fiscal 2002:
Revenues	$517,200	$464,758	$31,228	$21,214
Total assets	$601,091	$545,646	$32,921	$22,524
Property, plant and equipment, net	$50,481	$46,674	$2,518	$1,289

        Export sales accounted for approximately 13%, 13% and 15% of total revenues in the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

15.    Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 8, "Debt," to finance the Merger with IDT, the Company issued $350.0 million 6 7/8% Senior Subordinated Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2004 and 2003, the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002 for:

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

Condensed Consolidating Balance Sheet

As of March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$55,306	$(5,594)	$7,078	$—	$56,790
Accounts receivable, net	3	208,134	37,737	—	245,874
Inventories, net	—	143,498	35,056	(86)	178,468
Prepaid expenses, deferred income taxes and other current assets	6,209	13,785	1,256	(175)	21,075
Intercompany receivables	551,126	121,242	27,842	(700,210)	—

Total current assets	612,644	481,065	108,969	(700,471)	502,207

Property, plant and equipment, net	9,853	133,329	6,360	—	149,542
Acquired intangibles, net	—	105,199	—	—	105,199
Goodwill	—	775,647	32,976	—	808,623
Deferred income taxes and other noncurrent assets	23,172	5,048	2,891	(1,294)	29,817
Investment in subsidiaries	382,036	35,635	—	(417,671)	—

Total assets	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$534	$—	$—	$5,894
Short-term bank debt	—	—	45	—	45
Accounts payable	2,415	72,157	11,435	—	86,007
Accrued expenses and other current liabilities	19,203	255,898	20,884	(177)	295,808
Intercompany payables	182	646,078	53,762	(700,022)	—

Total current liabilities	27,160	974,667	86,126	(700,199)	387,754

Long-term debt, excluding current installments	562,460	3,194	—	—	565,654
Other liabilities	6,597	30,159	10,893	(1,294)	46,355

Total liabilities	596,217	1,008,020	97,019	(701,493)	999,763

Total stockholders' equity	431,488	527,903	54,177	(417,943)	595,625

Total liabilities and stockholders' equity	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Condensed Consolidating Balance Sheet (Continued)

As of March 31, 2003

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$88,114	$3,251	$4,573	$—	$95,938
Accounts receivable, net	3	113,933	49,112	—	163,048
Inventories, net	—	90,811	23,338	(47)	114,102
Prepaid expenses, deferred income taxes and other current assets	3,723	10,686	1,802	—	16,211
Intercompany receivables	103,967	44,823	23,801	(172,591)	—

Total current assets	195,807	263,504	102,626	(172,638)	389,299

Property, plant and equipment, net	8,056	73,400	6,154	—	87,610
Acquired intangibles, net	—	44,781	—	—	44,781
Goodwill	—	407,338	29,525	—	436,863
Deferred income taxes and other noncurrent assets	12,404	1,141	817	(794)	13,568
Investment in subsidiaries	357,858	35,985	—	(393,843)	—

Total assets	$574,125	$826,149	$139,122	$(567,275)	$972,121

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$7,150	$567	$—	$—	$7,717
Short-term bank debt	—	—	521	—	521
Accounts payable	1,182	51,562	15,596	—	68,340
Accrued expenses and other current liabilities	11,462	174,921	26,314	—	212,697
Intercompany payables	—	125,160	47,355	(172,515)	—

Total current liabilities	19,794	352,210	89,786	(172,515)	289,275

Long-term debt, excluding current installments	213,375	3,462	—	—	216,837
Other liabilities	16,196	8,111	4,316	(794)	27,829

Total liabilities	249,365	363,783	94,102	(173,309)	533,941

Total stockholders' equity	324,760	462,366	45,020	(393,966)	438,180

Total liabilities and stockholders' equity	$574,125	$826,149	$139,122	$(567,275)	$972,121

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$833,074	$182,507	$(14,331)	$1,001,250
Costs and expenses	(82)	743,903	166,778	(14,292)	896,307

Operating income	82	89,171	15,729	(39)	104,943
Interest and related expenses	23,721	252	289	—	24,262
Other (expense) income, net	762	409	(751)	—	420
Management fees	1,327	(1,216)	(111)	—	—
Royalties	1,650	(715)	(935)	—	—
Intercompany interest	14,183	(12,917)	(1,266)	—	—

Earnings before minority interest and income taxes	(5,717)	74,480	12,377	(39)	81,101
Minority interests	—	—	1,951	—	1,951

Earnings before income taxes	(5,717)	74,480	10,426	(39)	79,150
Income taxes	(2,487)	32,399	4,535	(17)	34,430

Net earnings	$(3,230)	$42,081	$5,891	$(22)	$44,720

Condensed Consolidating Statements of Earnings (Continued)

Fiscal Year Ended March 31, 2003

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,349	$503,635	$190,792	$(20,014)	$675,762
Costs and expenses	2,171	450,157	175,717	(19,967)	608,078

Operating income	(822)	53,478	15,075	(47)	67,684
Interest and related expenses	10,244	19	326	—	10,589
Other (expense) income, net	1,322	30	(997)	—	355
Management fees	973	(822)	(151)	—	—
Royalties	1,660	(143)	(1,517)	—	—
Intercompany interest	5,711	(4,311)	(1,400)	—	—

Earnings before minority interest and income taxes	(1,400)	48,213	10,684	(47)	57,450
Minority interests	—	—	1,578	—	1,578

Earnings before income taxes	(1,400)	48,213	9,106	(47)	55,872
Income taxes	(644)	22,178	4,189	(22)	25,701

Net earnings	$(756)	$26,035	$4,917	$(25)	$30,171

Condensed Consolidating Statements of Earnings (Continued)

Fiscal Year Ended March 31, 2002

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$9,209	$343,323	$185,894	$(21,226)	$517,200
Costs and expenses	9,922	300,331	178,393	(21,215)	467,431

Operating income	(713)	42,992	7,501	(11)	49,769
Interest and related expenses	7,738	2,295	921	—	10,954
Other (expense) income, net	1,151	(12)	13	—	1,152
Management fees	680	(483)	(197)	—	—
Royalties	6,820	(5,279)	(1,541)	—	—
Intercompany interest	2,715	(920)	(1,819)	24	—

Earnings before minority interest and income taxes	2,915	34,003	3,036	13	39,967
Minority interests	—	—	1,606	—	1,606

Earnings before income taxes	2,915	34,003	1,430	13	38,361
Income taxes	1,370	15,982	672	6	18,030

Net earnings	$1,545	$18,021	$758	$7	$20,331

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,578)	$119,663	$10,532	$—	$102,617

Cash Flows from Investing Activities
Capital expenditures	(3,917)	(19,835)	(1,293)	—	(25,045)
Payments pursuant to business combinations, net of cash acquired	(250,329)	—	—	—	(250,329)
Proceeds from sales of businesses	—	—	—	—	—
Other investing activities	—	412	(2)	—	410

Net cash used in investing activities	(254,246)	(19,423)	(1,295)	—	(274,964)

Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(521)	—	(521)
Borrowings of long-term debt	236,000	165	—	—	236,165
Proceeds from senior subordinated notes	350,000	—	—	—	350,000
Debt issuance costs	(15,744)	—	—	—	(15,744)
Repayments of long-term debt	(439,481)	(622)	—	—	(440,103)
Proceeds from exercise of stock options and warrants	1,970	—	—	—	1,970
Other, net	116,271	(108,628)	(7,123)	—	520

Net cash provided by (used in) financing activities	249,016	(109,085)	(7,644)	—	132,287
Effects of exchange rates on cash and cash equivalents	—	—	912	—	912

Net (decrease) increase in cash and cash equivalents	(32,808)	(8,845)	2,505	—	(39,148)
Cash and cash equivalents, beginning of year	88,114	3,251	4,573	—	95,938

Cash and cash equivalents, end of year	$55,306	$(5,594)	$7,078	$—	$56,790

Condensed Consolidating Statements of Cash Flows (Continued)

Fiscal Year Ended March 31, 2003

(in thousands)

	Parent Company	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22,555)	$69,516	$5,047	$—	$52,008

Cash Flows from Investing Activities
Capital expenditures	(6,047)	(14,062)	(1,417)	—	(21,526)
Payments pursuant to business combinations, net of cash acquired	(265,058)	—	—	—	(265,058)
Proceeds from sales of businesses	7,624	—	—	—	7,624
Other investing activities	526	(459)	172	—	239

Net cash used in investing activities	(262,955)	(14,521)	(1,245)	—	(278,721)

Cash Flows from Financing Activities
Net borrowings (payments) of short- term debt	(54)	—	326	—	272
Borrowings of long-term debt	81,478	—	—	—	81,478
Debt issuance costs	(2,254)	—	—	—	(2,254)
Repayments of long-term debt	(8,253)	(12,206)	(195)	—	(20,654)
Proceeds from sale of common stock	144,344	—	—	—	144,344
Proceeds from exercise of stock options and warrants	1,122	—	—	—	1,122
Other, net	55,028	(48,650)	(6,288)	—	90

Net cash provided by (used in) financing activities	271,411	(60,856)	(6,157)	—	204,398
Effects of exchange rates on cash and cash equivalents	—	—	471	—	471

Net (decrease) increase in cash and cash equivalents	(14,099)	(5,861)	(1,884)	—	(21,844)
Cash and cash equivalents, beginning of year	102,213	9,112	6,457	—	117,782

Cash and cash equivalents, end of year	$88,114	$3,251	$4,573	$—	$95,938

Condensed Consolidating Statements of Cash Flows (Continued)

Fiscal Year Ended March 31, 2002

(in thousands)

	Parent Company	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,564)	$22,730	$12,683	$—	$27,849

Cash Flows from Investing Activities
Capital expenditures	(1,718)	(9,873)	(1,992)	—	(13,583)
Payments pursuant to business combinations, net of cash acquired	(71,606)	—	—	—	(71,606)
Other investing activities	(33)	237	42	—	246

Net cash used in investing activities	(73,357)	(9,636)	(1,950)	—	(84,943)

Cash Flows from Financing Activities
Net borrowings (payments) of short- term debt	54	—	(653)	—	(599)
Borrowings of long-term debt	218,250	—	—	—	218,250
Debt issuance costs	(5,974)	—	—	—	(5,974)
Repayments on long-term debt	(93,199)	(52,901)	(14,993)	—	(161,093)
Proceeds from sale of common stock	112,594	—	—	—	112,594
Proceeds from exercise of stock options and warrants	9,589	—	—	—	9,589
Other, net	(60,484)	48,899	11,383	—	(202)

Net cash provided by (used in) financing activities	180,830	(4,002)	(4,263)	—	172,565
Effects of exchange rates on cash and cash equivalents	—	—	(13)	—	(13)

Net increase in cash and cash equivalents	99,909	9,092	6,457	—	115,458
Cash and cash equivalents, beginning of year	2,304	20	—	—	2,324

Cash and cash equivalents, end of year	$102,213	$9,112	$6,457	$—	$117,782

16.    Unaudited Quarterly Financial Information

        The following table sets forth unaudited quarterly financial information for fiscal 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per-share data)
Fiscal year ended March 31, 2004
Revenues	$167,198	$206,240	$280,636	$347,176
Operating income	$16,360	$21,231	$28,423	$38,929
Net earnings	$7,296	$9,443	$11,633	$16,348
Basic earnings per share	$0.33	$0.42	$0.46	$0.61
Diluted earnings per share	$0.32	$0.41	$0.45	$0.60
Fiscal year ended March 31, 2003
Revenues	$131,238	$161,196	$167,540	$215,788
Operating income	$12,673	$16,723	$16,570	$21,718
Net earnings	$5,434	$7,663	$7,406	$9,668
Basic earnings per share	$0.32	$0.45	$0.42	$0.43
Diluted earnings per share	$0.31	$0.44	$0.41	$0.42

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II. Valuation and Qualifying Accounts

Years Ended March 31, 2004, 2003 and 2002

Col. A	Col. B	Col. C Additions(a)			Col. D Deductions(b)			Col. E
		(1)	(2)		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Credited to Costs and Expenses	Credited to Other Accounts—Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2004	$5,000	$3,236	$1,912	(c)	$282	$2,806	(d)	$7,060
Year ended March 31, 2003	$4,468	$1,386	$2,804	(c)	$391	$3,267	(d)	$5,000
Year ended March 31, 2002	$5,460	$1,383	$1,261	(c)	$2,217	$1,419	(d)	$4,468
Allowance for doubtful accounts
Year ended March 31, 2004	$2,901	$921	$270	(c)	$129	$73	(d)	$3,890
Year ended March 31, 2003	$1,409	$2,084	$210	(c)	$455	$347	(d)	$2,901
Year ended March 31, 2002	$1,074	$483	$217	(c)	$190	$175	(d)	$1,409
Other current assets—note receivable reserve
Year ended March 31, 2004	$1,375	$—	$—		$300	$259	(e)	$816
Year ended March 31, 2003	$1,375	$—	$—		$—	$—		$1,375
Year ended March 31, 2002	$1,375	$—	$—		$—	$—		$1,375

(a)
Represents, on a full-year basis, net credits to reserve accounts.

(b)
Represents, on a full-year basis, net charges to reserve accounts.

(c)
Represents amounts reclassified from related reserve accounts.

(d)
Represents amounts utilized and credited to related asset accounts.

(e)
Represents an uncollectible amount written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9 A. Controls and Procedures

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

(b)
Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        The information required by Items 10, 11, 12, 13, and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates. Reference also is made to the information under Executive Officers of the Registrant in Part I of this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following are documents filed as part of this report:

1.
Financial Statements

See Item 8. Financial Statements and Supplementary Data	58
  2.
  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	114
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(b)
Reports on Form 8-K

        Form 8-K, filed on February 12, 2004, discussing under item 9 and item 12, our financial results for the three months ended December 31, 2003.

        Form 8-K, filed on March 11, 2004, discussing under item 5, the extension of the (DRS) offer to the holders of $350 million aggregate principal amount of its 6 7/8 percent Senior Subordinated Notes due 2013. The exchange offer, scheduled to expire on March 10, 2004 at 5:00 p.m., New York City time, was extended one day, and it expired at 5:00 p.m., New York city time, March 11, 2004.

(c)
Exhibits

        See Exhibits Index following the signature page hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Dated: June 11, 2004
/s/ MARK S. NEWMAN Mark S. Newman, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. NEWMAN Mark S. Newman	Chairman of the Board, President, Chief Executive Officer and Director	June 11, 2004
/s/ RICHARD A. SCHNEIDER Richard A. Schneider	Executive Vice President, Chief Financial Officer	June 11, 2004
/s/ IRA ALBOM Ira Albom	Director	June 11, 2004
/s/ DONALD C. FRASER Donald C. Fraser	Director	June 11, 2004
/s/ WILLIAM F. HEITMANN William F. Heitmann	Director	June 11, 2004
/s/ STEVEN S. HONIGMAN Steven S. Honigman	Director	June 11, 2004
/s/ C. SHELTON JAMES C. Shelton James	Director	June 11, 2004
/s/ MARK N. KAPLAN Mark N. Kaplan	Director	June 11, 2004
/s/ STUART F. PLATT Stuart F. Platt	Director	June 11, 2004
/s/ DENNIS J. REIMER Dennis J. Reimer	Director	June 11, 2004
/s/ ERIC J. ROSEN Eric J. Rosen	Director	June 11, 2004

EXHIBIT INDEX

        Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Exhibit 3.4 to Registration Statement No. 33-64641, Post-Effective Amendment No. 1 filed on May 10, 1996]
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Exhibit 3.9 to Form 8-K filed on August 14, 1997]
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Exhibit 3.9 to Form 10-Q filed on August 14, 2001]
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Registration Statement No. 333-112423, Exhibit 3.4, filed on February 2, 2004]
3.5	Amended and Restated By-Laws of the Company
4.1	Registration Rights Agreement, dated as of September 22, 1995 between the Company and Forum Capital Markets L.P. [Registration Statement No. 33-64641, Amendment No. 1, Exhibit 4.3]
4.2	Registration Rights Agreement dated as of October 30, 2003, by and among the Company, each of the Guarantors (as defined therein) and The Bank of New York, as Trustee relating to the Company's 6 7/8% Senior Subordinated Notes due 2013 [Exhibit 10.2 to Form 10-Q filed on November 14, 2003]
4.3	Indenture dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as Trustee, relating to the Company's 6 7/8% Senior Subordinated Notes due 2013 [Exhibit 4.1 to Form 10-Q filed on November 14, 2003]
10.1	1991 Stock Option Plan of the Company [Registration Statement No. 33-42886, Exhibit 28.1]
10.2	Amended and Restated 1996 Omnibus Plan [Registration Statement No. 333-112423, Exhibit 10.3, filed on February 2, 2004]
10.3	Joint Venture Agreement, dated as of November 3, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc.[Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(3)]
10.4	Waiver Letter dated as of December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(4)]
10.5	Partnership Agreement dated December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(5)]
10.6	Employment, Non-Competition and Termination Agreement, dated July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 1]
10.7	1991 Stock Option Plan of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.4]
10.8	1993 Stock Option Plan for Directors of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.5]
10.9	1996 Stock Option Plan of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.6]
10.10	Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.47]

10.11	Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.48]
10.12	Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.49]
10.13	Employment Agreement, dated as of August 9, 2000, by and between the Company and Paul G. Casner, Jr. [Form 10-K, fiscal year ended March 31, 2001, File No. 1-8533, Exhibit 10.35]
10.14	Employment Agreement, dated as of June 26, 2002, by and between the Company and Robert F. Mehmel [Form 10-K, fiscal year ended March 31, 2002, File No. 1-8533, Exhibit 10.36]
10.15	Purchase Agreement dated as of May 24, 2002 between Eaton Corporation and DRS Technologies, Inc. [Form 8-K, July 30, 2002, File No. 1-8533, Exhibit 99.1]
10.16	Agreement and Plan of Merger, dated October 23, 2002, by and among the DRS Technologies, Inc., Prince Merger Corporation and Paravant[Form 8-K, December 2, 2002, File No. 1-8533, Exhibit 2.1]
*10.17	First Amendment to Credit Agreement dated February 6, 2004, by and among the Company, as Borrower and certain subsidiaries of the Borrower, the Lenders, who are or may become party to the agreement, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent for the Lenders, and Fleet National Bank, as Documentation Agent for the Lenders. [Form 10-Q, File No. 001-08533, Exhibit 10.1, filed on February 17, 2004]
10.18	Amendment to DRS Technologies Inc. Amended and Restated 1996 Omnibus Incentive Plan
*21	List of subsidiaries of the Company as of March 31, 2004
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
DRS TECHNOLOGIES, INC. Form 10-K For the Fiscal Year Ended March 31, 2004 Table of Contents
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Public Accounting Firm
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
Condensed Consolidating Balance Sheet As of March 31, 2004 (in thousands)
Condensed Consolidating Balance Sheet (Continued) As of March 31, 2003 (in thousands)
Condensed Consolidating Statements of Earnings Fiscal Year Ended March 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings (Continued) Fiscal Year Ended March 31, 2003 (in thousands)
Condensed Consolidating Statements of Earnings (Continued) Fiscal Year Ended March 31, 2002 (in thousands)
Condensed Consolidating Statements of Cash Flows Fiscal Year Ended March 31, 2004 (in thousands)
Condensed Consolidating Statements of Cash Flows (Continued) Fiscal Year Ended March 31, 2003 (in thousands)
Condensed Consolidating Statements of Cash Flows (Continued) Fiscal Year Ended March 31, 2002 (in thousands)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Schedule II. Valuation and Qualifying Accounts Years Ended March 31, 2004, 2003 and 2002
PART III
PART IV
SIGNATURES
EXHIBIT INDEX