Form 10-K/A
period 2004-03-31
DRS TECHNOLOGIES INC
filed 2004-07-09
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

        The market value of shares of common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $537,529,846. The number of shares of common stock outstanding as of June 7, 2004 was 27,067,353.

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

DRS TECHNOLOGIES, INC.
Form 10-K
For the Fiscal Year Ended March 31, 2004

Explanatory Note:

        This Amendment No. 1 on Form 10-K/A is being filed solely to correct typographical errors in the Form 10-K of DRS Technologies, Inc for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004 (the Original 10-K). Certain typographical errors are summarized below:

1.
The number of shares of common stock outstanding as of June 7, 2004, disclosed on the cover of the Original Form 10-K, has been changed from 26,067,353 to 27,067,353.

2.
Item 6. Selected Financial Data, the "Working capital" line as of March 31, 2004 has been changed from $118,729 to $114,453. In addition, the "Total assets" line has been changed from $1,592,388 to $1,595,388.

3.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, under the "Acquisitions and Divestitures" headings, the fiscal 2002 acquisition of DRS SSS was labeled as being included in the SR Group and has been changed to the C4I Group.

4.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources" in the "Operating Activities" discussion, the amount of cash provided by the change in accrued expenses and other current liabilities was changed from $7.6 million to $8.9 million, and cash provided by the change in other long-term assets and liabilities was changed from $1.9 million to $0.6 million.

        While only certain portions of the Original 10-K have been amended, for convenience and ease of reference we are filing the entire Form 10-K in an amended and restated format. We have not updated the disclosures contained in the Original 10-K to reflect any events that have occurred since the Original 10-K was filed.

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

	Year Ended March 31,
	2004		2003		2002		2001		2000
	(in thousands, except per-share data and ratios)
Summary of Earnings
Revenues(1)	$1,001,250		$675,762		$517,200		$427,606		$391,467
Operating income(1),(2)	$104,943		$67,684		$49,769		$37,531		$26,178
Earnings from continuing operations before income taxes	$79,150		$55,872		$38,361		$24,954		$12,832
Earnings from continuing operations	$44,720		$30,171		$20,331		$11,978		$7,661
Net earnings(1),(2)	$44,720		$30,171		$20,331		$11,978		$4,310
Per-Share Data from Continuing Operations(3),(4)
Basic earnings per share	$1.84		$1.64		$1.52		$1.14		$0.83
Diluted earnings per share	$1.80		$1.58		$1.41		$1.01		$0.76
Summary of Financial Position
Working Capital	$114,453		$100,024		$165,237		$43,686		$21,384
Property, plant and equipment, net	$149,542		$87,610		$50,481		$37,639		$29,006
Total assets(5)	$1,595,388		$972,121		$601,091		$334,940		$320,098
Long-term debt, excluding current installments	$565,654		$216,837		$138,060		$75,076		$97,695
Total stockholders' equity	$595,625		$438,180		$257,235		$111,947		$78,184
Financial Ratios and Supplemental Information
EBITDA(6)	$131,985		$81,942		$61,960		$52,338		$42,302
Free cash flow(7)	$77,572		$30,482		$14,266		$18,085		$1,807
Cash flows from operating activities of continuing operations	$102,617		$52,008		$27,849		$34,270		$8,017
Capital expenditures	$25,045		$21,526		$13,583		$16,185		$6,210
Depreciation and amortization	$29,327		$16,660		$13,789		$16,125		$17,070
Internal research and development	$28,436		$14,355		$9,535		$8,027		$9,867
Interest and related expenses	$24,262		$10,589		$10,954		$11,461		$12,600
Interest coverage ratio(8)	5.4	x	7.7	x	5.7	x	4.6	x	3.4	x
Long-term debt to total capitalization	49.0%		33.9%		35.1%		42.2%		51.9%
Long-term debt to EBITDA	4.3	x	2.7	x	2.3	x	1.6	x	2.4	x

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

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-

looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation for $4.0 million in cash and $0.3 million in acquisition-related costs. Renamed DRS Surveillance Support Systems, Inc. (DRS SSS), the company now operates as a unit of the C4I Group, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems.

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

        Operating Activities    During fiscal 2004, we generated $102.6 million of operating cash flow, $50.6 million more than the $52.0 million reported in the prior fiscal year. Net earnings increased by $14.5 million to $44.7 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities, exclusive of the effects of business combinations and dispositions, increased $8.8 million over the corresponding prior fiscal year. These non-cash adjustments consist of depreciation and amortization of fixed assets and acquired intangible assets, changes in deferred income taxes, non-cash adjustments to accounts receivable and inventory reserves, amortization of debt-issuance costs, which are recognized as a component of interest and related expenses, and minority interest. Changes in assets and liabilities, net of effects from business combinations and divestitures, provided $21.1 million for the twelve months ended March 31, 2004. Accounts receivable remained flat year over year. The $11.8 million of cash used for inventories resulted from increases in our combat display workstation and Navy nuclear power control products, partially offset by a net decrease in our electro-optical sighting and targeting systems. Inventories increased to meet customer orders within the next quarter. Prepaid expenses and other current assets used $2.5 million of cash during the year, primarily driven by increases in prepaid expenses consistent with our normal course of operations and progress payments made to certain vendors on certain ground-based electro-optical sighting and targeting systems. Accounts payable increased $3.4 million during the year, primarily related to increased purchases of materials required to meet significant fourth quarter product shipments. Accrued expenses and other current liabilities provided $8.9 million of cash during the year. The net increase in these accounts resulted from increases in year-end compensation and interest related accruals and an increase in our income taxes payable, resulting from our higher earnings, offset in part by the net liquidation of certain contract related reserves. Customer advances provided $22.5 million in cash. Other, net consists of the net change in other long-term assets and liabilities. The $0.6 million change in these accounts during the year was mainly due to the increase in certain of our pension and postretirement liabilities, as their related expenses exceeded related cash contributions.

        Investing Activities    The following table summarizes the cash flow impact of our business combinations for the years ended March 31, 2004, 2003 and 2002:

Fiscal 2004 Investing Activities	Date of Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition Related Payments	Other		Total
	(in thousands)
SES Business of the Boeing Company	9/28/01	$—	$—	$—	$75	$—		$75
Navy Controls Division of Eaton Corporation	7/1/02	—	—	—	292	—		292
DKD, Inc (Nytech)	10/15/02	—	—	—	6	—		6
Paravant Inc.	11/27/02	—	—	—	1,559	(2,501	)(A)	(942)
Kaman Electromagnetics Development Center	12/27/02	—	—	—	73	—		73
Power Technology Incorporated	2/14/03	—	4,000	547	72	—		4,619
Integrated Defense Technologies, Inc.	11/04/03	233,810	—	—	5,226	7,170	(B)	246,206

Total payments pursuant to business combinations		$233,810	$4,000	$547	$7,303	$4,669		$250,329

Fiscal 2003 Investing Activities
UAV Business of Meggitt Defense Systems	04/11/02	$750	$—	$—	$122	$—		$872
Navy Controls Division of Eaton Corporation	07/01/02	96,025	—	—	2,642	—		98,667
DKD, Inc (Nytech)	10/15/02	3,383	—	—	161	—		3,544
Paravant Inc.	11/27/02	94,744	—	—	3,259	—		98,003
Kaman Electromagnetics Development Center	12/27/02	27,515	—	—	31	—		27,546
Power Technology Incorporated	02/14/03	33,233	—	—	216	—		33,449
Spar Aerospace Ltd.	10/29/97	—	—	2,977	—	—		2,977

Total payments pursuant to business combinations		$255,650	$—	$2,977	$6,431	$—		$265,058

Fiscal 2002 Investing Activities
Electro Mechanical Systems unit of Lockheed Martin Corp.	08/22/01	$4,000	$—	$—	$175	$—		$4,175
SES Business of The Boeing Company	09/28/01	60,138	—	—	3,470	—		63,608
EOS Business of Raytheon Company	10/28/98	—	—	3,823	—	—		3,823

Total payments pursuant to business combinations		$64,138	$—	$3,823	$3,645	$—		$71,606

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

        To finance the Merger, on October 30, 2003 we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, commencing May 1, 2004. The net proceeds from the offering of the Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the offering, together with a portion of our available cash and borrowings under our Credit Facility, were used to fund a portion of the IDT Merger, repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York. Subject to a number of important exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of our current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes.

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

Use of Non-GAAP Financial Measures

        Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets Statements of Earnings, or Statements of Cash Flows of the Company. The components of EBITDA [(earnings before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization)] and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

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
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

        On September 28, 2001, DRS acquired certain assets and liabilities of the Sensors and Electronic Systems (SES) business of The Boeing Company (now operating as DRS Sensors & Targeting Systems, Inc.—DRS STS). The Company paid $60.1 million in cash, net of a $7.0 million favorable working capital adjustment received in the fourth quarter of fiscal 2002 for the acquisition. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.6 million. DRS STS, located in Anaheim, California, is a provider of advanced electro-optical airborne and naval surveillance and targeting systems, high-performance military infrared cooled sensor systems, and infrared uncooled sensor products for military and commercial applications. Production, engineering and management of the contracts acquired in the SES acquisition have been assigned, based on operational synergies, to two previously existing SR Group operating units, as well as DRS STS. DRS STS was created as a result of the SES acquisition, and it is also an operating unit of the Company's SR Group. This acquisition broadens the product lines and customer base of the SR Group, particularly in those areas associated with Naval and air-based applications, and provides a strong complement to DRS's existing products in ground-based forward looking infrared technology.

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

        On August 22, 2001, the Company acquired certain assets and liabilities of the Electro Mechanical Systems unit of Lockheed Martin Corporation (now operating as DRS Surveillance Support Systems, Inc.—DRS SSS) for $4.0 million in cash and $0.3 million in acquisition-related costs. DRS SSS operates as a unit of the Company's C4I Group, and is located in Largo, Florida. DRS SSS produces pedestals, support systems and antennae for radar and other surveillance sensor systems. The Company changed its purchase price allocation during fiscal 2004. The final purchase price allocation reflects total goodwill of $1.2 million and a $0.1 million of technology-based acquired intangible asset that is being amortized over a period of 4 years.

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

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2002	$48,440	$94,170	$142,610
Fiscal 2003 acquisitions	256,484	14,088	270,572
Purchase price allocation adjustments on acquisitions completed in prior years	1,236	22,618	23,854
Sale of DRS API business unit	(2,323)	—	(2,323)
Foreign currency translation adjustment	2,071	79	2,150

Balance as of March 31, 2003	305,908	130,955	436,863
Fiscal 2004 acquisition of IDT	150,542	236,507	387,049
Purchase price allocation adjustments on acquisitions completed in prior years	(13,740)	(12,546)	(26,286)
Working capital adjustment on fiscal 2003 acquisition of Power Technology Incorporated (PTI)	547	—	547
Acquisition earn-out, PTI (See Note 2)	4,000	—	4,000
Acquisition earn-out, Nytech (See Note 2)	—	3,000	3,000
Foreign currency translation adjustment	3,310	140	3,450

Balance as of March 31, 2004	$450,567	$358,056	$808,623

        The purchase price adjustments in the table reflect the following:

	Purchase Price Allocation Adjustments
	Fiscal 2004		Fiscal 2003
	(in thousands)
C4I Group
Kaman Electromagnetics Development Center	$(5,198	)(A)	$—
Power Technology Incorporated (PTI)	(2,512	)(B)	—
Paravant, Inc.	(5,411	)(C)	—
Navy Controls Division of Eaton Corporation	(567	)(D)	—
Electro Mechanical Systems unit of Lockheed Martin Corp.	(52	)(E)	1,236	(E)

	$(13,740)		$1,236

SR Group
Boeing Company (SES business)	$(8,693	)(F)	$22,516	(F)
EOS Business of Raytheon Company	(5,186	)(G)	102	(G)
Unmanned Aerial Vehicle business of Meggitt Defense Systems	(28	)(H)	—
DKD, Inc. (Nytech)	1,361	(I)	—

	$(12,546)		$22,618

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

        During fiscal 2004, the Company awarded an aggregate of 135,250 shares of restricted stock to certain employees, as permitted under the Omnibus Plan, 2,430 of which were forfeited during the year. Restricted stock is granted in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock shares cliff vest three years from the date of grant. Upon issuance of the restricted stock, unearned compensation of $3.6 million was charged to stockholders' equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the three-year period. Compensation expense for the year ended March 31, 2004 was $321,000.

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

        The Company also maintains two non-contributory and unfunded supplemental retirement plans: the Supplemental Executive Retirement Plan (DRS SERP), which was established on February 1, 1996 for the benefit of certain key executives; and the DRS Supplemental Retirement Plan (DRS SRP), which was established for the benefit of certain employees who were transferred to DRS in connection with the Company's fiscal 1998 acquisition of certain assets of the Ground Electro-Optical Systems and Focal Plane Array businesses of Raytheon Company. Pursuant to the DRS SERP, the Company will provide retirement benefits to each key executive, based on years of service and final average annual compensation as defined therein. The DRS SRP benefits are based on the eligible employees' final average earnings, as defined, and their Social Security benefit.

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
	(in thousands)
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
Dated: July 9, 2004
/s/ MARK S. NEWMAN Mark S. Newman, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
Signatures omitted pursuant to Exchange Act Rule 12b-15.

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
Report of Independent Registered Public Accounting Firm
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