Form 10-Q
period 2004-05-30
DRS TECHNOLOGIES INC
filed 2004-08-09
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

        As of August 5, 2004, 27,195,823 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2004	March 31, 2004
Assets
Current assets
Cash and cash equivalents	$64,221	$56,790
Accounts receivable, net of allowances for doubtful accounts of $3,885 and $3,908 as of June 30, 2004 and March 31, 2004, respectively	214,059	245,874
Inventories, net	174,124	178,468
Prepaid expenses, deferred income taxes and other current assets	22,637	21,075

Total current assets	475,041	502,207

Property, plant and equipment, less accumulated depreciation of $80,821 and $73,112 at June 30, 2004 and March 31, 2004, respectively	148,661	149,542
Acquired intangible assets, net	103,413	105,199
Goodwill	809,340	808,623
Other noncurrent assets	28,671	29,817

Total assets	$1,565,126	$1,595,388

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,790	$5,894
Short-term bank debt	433	45
Accounts payable	81,388	86,007
Accrued expenses and other current liabilities	266,989	295,808

Total current liabilities	354,600	387,754
Long-term debt, excluding current installments	554,988	565,654
Other liabilities	47,229	46,355

Total liabilities	956,817	999,763

Commitments and contingencies
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at June 30, 2004 and March 31, 2004	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 27,083,348 and 27,063,093 shares at June 30, 2004 and March 31, 2004, respectively	271	271
Additional paid-in capital	457,074	456,664
Retained earnings	151,018	139,247
Accumulated other comprehensive earnings	3,226	3,035
Unamortized stock compensation	(3,280)	(3,592)

Total stockholders' equity	608,309	595,625

Total liabilities and stockholders' equity	$1,565,126	$1,595,388

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues	$300,729	$167,198
Costs and expenses	270,932	150,838

Operating income	29,797	16,360
Interest income	129	337
Interest and related expenses	8,995	3,029
Other expense, net	63	401

Earnings before minority interest and income taxes	20,868	13,267
Minority interest	397	239

Earnings before income taxes	20,471	13,028
Income taxes	8,700	5,732

Net earnings	$11,771	$7,296

Net earnings per share of common stock:
Basic earnings per share	$0.44	$0.33
Diluted earnings per share	$0.43	$0.32

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$11,771	$7,296
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	10,622	5,408
Deferred income taxes	476	161
Inventory reserve and provision for doubtful accounts	642	522
Amortization of deferred financing fees	915	331
Other, net	354	598
Changes in assets and liabilities, net of effects from business combinations:
Decrease in accounts receivable	31,873	28,276
Decrease (increase) in inventories	5,197	(22,731)
Increase in prepaid expenses and other current assets	(487)	(2,747)
Decrease in accounts payable	(4,275)	(11,285)
Decrease in accrued expenses and other current liabilities	(23,832)	(9,037)
(Decrease) increase in customer advances	(8,223)	3,788
Other, net	(157)	(351)

Net cash provided by operating activities	24,876	229

Cash Flows from Investing Activities
Capital expenditures	(7,591)	(4,237)
Acquisition-related payments	—	(2,206)
Other	592	280

Net cash used in investing activities	(6,999)	(6,163)

Cash Flows from Financing Activities
Net borrowings of short-term debt	388	243
Repayment of long-term debt	(10,770)	(687)
Proceeds from stock option exercises	241	401
Other, net	61	30

Net cash used in financing activities	(10,080)	(13)

Effect of exchange rates on cash and cash equivalents	(366)	440

Net increase (decrease) in cash and cash equivalents	7,431	(5,507)
Cash and cash equivalents, beginning of period	56,790	95,938

Cash and cash equivalents, end of period	$64,221	$90,431

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest, (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2004, the results of operations for the three-month periods ended June 30, 2004 and 2003, and cash flows for the three-month periods ended June 30, 2004 and 2003. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2004, included in the Company's filing on Form 10-K, as amended, for the year ended March 31, 2004.

        On November 4, 2003, a wholly-owned subsidiary of the Company merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total consideration for the Merger consisted of $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of DRS common stock, or an aggregate value of approximately $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT's capital leases. The Company financed the Merger with borrowings under its credit facility, the issuance of $350.0 million of senior subordinated notes and with existing cash on hand. The results of IDT's operations have been included in the Company's consolidated financial statements since the date of the Merger.

        During the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure that realigned its four legacy operating segments (i.e., the Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group and the Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). See Note 10 for a description of the operations of the C4I Group and SR Group. All prior-year amounts presented by operating segment have been restated to reflect the new operating segment structure.

2.    Stock-Based Compensation

        The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of the grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the quoted market price of DRS common stock on the date of grant.

        The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair-value-based method of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock options on the date of grant that the Company has granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS 123. For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per- share data)
Net earnings, as reported	$11,771	$7,296
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	196	—
Less: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,272)	(723)

Pro forma net earnings	$10,695	$6,573

Earnings per share:
Basic—as reported	$0.44	$0.33

Basic—pro forma	$0.40	$0.29

Diluted—as reported	$0.43	$0.32

Diluted—pro forma	$0.39	$0.29

3.    Inventories

        Inventories are summarized as follows:

	June 30, 2004	March 31, 2004
	(in thousands)
Work-in-process	$190,463	$186,270
General and administrative costs	34,950	32,798
Raw material and finished goods	23,595	25,982

	249,008	245,050
Less: Progress payments and certain customer advances	(67,486)	(59,522)
Inventory reserve	(7,398)	(7,060)

Total	$174,124	$178,468

        Inventoried contract costs for the Company's businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. Government regulations. The Company allocates these costs to certain contracts, and accounts for them as product costs, not as period expenses.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts charged to costs and expenses for the three-month periods ended June 30, 2004 and 2003. The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company's businesses that are not primarily U.S. Government contractors, as these costs are expensed as incurred:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Balance in inventory at beginning of period	$32,798	$25,489
Add: Incurred costs	50,345	33,524
Less: Amounts charged to costs and expenses	(48,193)	(31,120)

Balance in inventory at end of period	$34,950	$27,893

        The Company expensed costs for internal research and development amounting to $8.8 million and $3.7 million for the three-month periods ended June 30, 2004 and 2003, respectively.

4.    Goodwill and Intangible Assets

        The following presents certain information about the Company's acquired intangible assets as of June 30, 2004 and March 31, 2004. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of June 30, 2004
Technology-based intangibles	19 years	$52,559	$(9,401)	$43,158
Customer-related intangibles	19 years	67,363	(7,108)	60,255

Total		$119,922	$(16,509)	$103,413

As of March 31, 2004
Technology-based intangibles	19 years	$52,559	$(8,614)	$43,945
Customer-related intangibles	19 years	67,363	(6,109)	61,254

Total		$119,922	$(14,723)	$105,199

        The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2004 and 2003 was $1.8 million and $1.0 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at June 30, 2004, is estimated to be $7.1 million per year for fiscal 2005 through 2008, $7.0 million for fiscal 2009 and $6.9 million for fiscal 2010.

        The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from March 31, 2004 to June 30, 2004.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2004	$450,567	$358,056	$808,623
IDT purchase price allocation adjustments(a)	3,498	(2,489)	1,009
Acquisition earn-out adjustment	—	118	118
Foreign currency translation adjustment	(404)	(6)	(410)

Balance as of June 30, 2004	$453,661	$355,679	$809,340

(a)
During the third quarter of fiscal 2004, the Company acquired Integrated Defense Technologies, Inc. (IDT). The following table summarizes the IDT purchase price allocation adjustments recorded during the three months ended June 30, 2004.

	Three Months Ended June 30, 2004
	C4I Group	SR Group	Total
	(in thousands)
Severance and related charges and facility exit costs	$3,198	$—	$3,198
Adjustments to fair value of acquired contracts	300	(2,166)	(1,866)
Other	—	(323)	(323)

Total	$3,498	$(2,489)	$1,009

        The $3.2 million increase to goodwill is associated with an IDT merger-related facility consolidation. The Company anticipates terminating approximately sixty individuals and exiting a leased facility, with the severance and lease payments being completed by the first quarter of fiscal 2006 and fiscal 2007, respectively. The Company is in the process of finalizing its estimates to complete certain contracts and certain other acquisition-related liabilities; thus the allocation of purchase price may change, however, such changes are not expected to be material. The Company anticipates completing its purchase price allocation in the second quarter of fiscal 2005.

5.    Product Warranties

        Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the

Company's accrual for product warranties for the three months ended June 30, 2004 and 2003, which is included in accrued expenses and other current liabilities.

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Balance, beginning of period	$25,520	$19,365
Accruals for product warranties issued during the period	2,614	799
Settlements made during the period	(3,019)	(1,042)
Other adjustments	1,681	—

Balance at end of period	$26,796	$19,122

6.    Debt

        A summary of debt is as follows:

	June 30, 2004	March 31, 2004
	(in thousands)
Senior subordinated notes	$350,000	$350,000
Term loan	204,230	214,820
Other obligations	6,981	6,773

Total debt	561,211	571,593
Less:
Current installments of long-term debt	(5,790)	(5,894)
Short-term bank debt	(433)	(45)

Total long-term debt	$554,988	$565,654

        On October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. The market value of the Notes at June 30, 2004 was approximately $341.3 million. See Note 13, "Guarantor and Non-guarantor Financial Statements," for additional disclosure.

        The Company has a $411.0 million credit facility (the Credit Facility) consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and has the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of June 30, 2004 and March 31, 2004, the Company had $204.2 million and $214.8 million of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries assets and by a pledge of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2008 and November 2010, respectively. The interest rate on the Company's term loans was 3.2% as of June 30, 2004 (3.0% as of March 31, 2004) excluding the impact of the Company's interest rate swap agreements and the amortization of debt issuance costs. As of June 30, 2004, the Company had $137.6 million available under its revolving line of credit. There were no borrowings under the Company's revolving line of credit as of June 30, 2004 and March 31, 2004.

        During the three months ended June 30, 2004, the Company repaid an additional $10.0 million of its term loan, at its discretion, and recorded a $0.3 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs. On July 1, 2004, the Company repaid an additional $5.0 million of its term loan at its discretion and recorded a $0.1 million charge to interest and related expenses for the write-off of debt issuance costs.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers. As of June 30, 2004, $44.0 million was contingently payable under letters of credit (approximately $1.5 million and $5.1 million of the letters of credit outstanding as of June 30, 2004 were issued under the Company's previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under the Company's revolving line of credit).

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both June 30, 2004 and March 31, 2004 was $3.1 million. The Company has an interest rate swap that hedges the mortgage pursuant to which the Company receives interest at a variable rate equal to the one-month LIBOR plus 1.65% and pays interest at a fixed rate of 7.85%. This swap agreement is accounted for as a cash flow hedge, and as such, changes in the fair value of the swap agreement are recorded as adjustments to accumulated other comprehensive earnings. At June 30, 2004, the Company also had $3.0 million outstanding on a promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002, acquisition of DKD, Inc. The remaining principal and related accrued interest are due on October 15, 2004.

        The Company has two interest rate swap agreements, each in the amount of $25.0 million expiring on June 30, 2008, with Wachovia Bank, N.A. and Fleet National Bank (the Banks), respectively. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings.

7.    Earnings Per Share

        Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, restricted stock and restricted stock units. The following table presents the components of basic and diluted earnings per share:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$11,771	$7,296

Weighted average common shares outstanding	26,936	22,438

Basic earnings per share	$0.44	$0.33

Diluted EPS computation
Net earnings	$11,771	$7,296

Diluted common shares outstanding:
Weighted average common shares outstanding	26,936	22,438
Stock options, restricted stock and restricted stock units	537	511

Diluted common shares outstanding	27,473	22,949

Diluted earnings per share	$0.43	$0.32

        At June 30, 2004 and 2003, there were 1,167,270 and 1,288,832 options outstanding, respectively, that are excluded from the above calculation because their inclusion would have had an antidilitve effect on EPS.

8.    Comprehensive earnings

        The components of comprehensive earnings for the three-months periods ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net earnings	$11,771	$7,296
Other comprehensive earnings:
Foreign currency translation adjustments	(1,093)	3,193
Unrealized net gains on hedging instruments arising during the period	1,284	95

Comprehensive earnings	$11,962	$10,584

9.    Pensions and Other Employee Benefits

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three-month periods ended June 30, 2004 and 2003. These plans are more fully described in Note 12 to the Company's consolidated financial statements for the year ended March 31, 2004.

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$961	$722	$134	$126	$104	$110
Interest cost	1,455	1,140	238	173	241	164
Expected return on plan assets	(1,600)	(1,110)	(23)	(8)	—	—
Amortization of unrecognized loss (gain)	32	135	23	(1)	1	31
Amortization of transition obligation	—	—	9	9	—	—
Amortization of unrecognized prior-service cost	1	—	—	—	194	74

Net periodic benefit cost	$849	$887	$381	$299	$540	$379

10.    Operating Segments

        As discussed in Note 1, during the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure which realigned all of the Company's businesses into two operating segments from four operating segments. The Company's two principal operating segments, on the basis of products and services offered are: the Command, Control, Communications, Computers and Intelligence (C4I) Group and the Surveillance and Reconnaissance (SR) Group. All other operations are grouped in Other.

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

        Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company.

        Information about the Company's operating segments for the three-month periods ended June 30, 2004 and 2003 is as follows:

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended June 30, 2004
Total revenues	$167,287	$135,661	$—	$302,948
Intersegment revenues	$(448)	$(1,771)	$—	$(2,219)

External revenues	$166,839	$133,890	$—	$300,729

Operating income	$17,290	$12,553	$(46)	$29,797
Total assets	$780,339	$689,332	$95,455	$1,565,126
Depreciation and amortization	$3,301	$6,488	$833	$10,622
Capital expenditures	$2,335	$4,555	$701	$7,591
Three Months Ended June 30, 2003
Total revenues	$94,630	$73,171	$—	$167,801
Intersegment revenues	$(419)	$(184)	$—	$(603)

External revenues	$94,211	$72,987	$—	$167,198

Operating income (loss)	$10,165	$6,210	$(15)	$16,360
Total assets	$527,441	$330,636	$106,294	$964,371
Depreciation and amortization	$1,762	$3,134	$512	$5,408
Capital expenditures	$1,588	$1,915	$734	$4,237

11.    Supplemental Cash Flow Information

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$2,564	$1,983
Interest	$14,151	$2,962
Noncash investing and financing activities:
Acquisition costs for business combinations	$—	$(3,326)

12.    Contingencies and Related Party Transactions

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in November 2004. We believe that we have meritorious defenses and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. The Company has recorded an accrual of $1.0 million in connection with attempting to resolve this matter; however, the Company may incur charges in excess of that amount, but is unable at this time, to reasonably estimate the possible range of additional loss. The Company will continue to evaluate its estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to the Company's acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on us, nor, to our knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who has reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of June 30, 2004 and March 31, 2004, the Company has approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event which we believe to be probable. In such event, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

        Related Party Transactions    The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark Newman, our current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21,152 expires on April 30, 2007. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark Newman, succeeded to Leonard Newman's interest in LDR Realty Co.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the three-months ended June 30, 2004 and 2003. The amount paid to the firm during each period was $179,151 and $3,627, respectively.

        Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark Newman, is a partner, provided legal services to DRS during the three-months ended June 30, 2004 and 2003. The Company did not pay any fees to the firm during each of the respective periods.

13.   Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 6, "Debt," to finance the merger with IDT, the Company issued $350.0 million 6 7/8% Senior Subordinated Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2004 and March 31, 2004, the Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2004 and 2003 for:

  a)
  DRS Technologies, Inc. (the Parent),

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

Condensed Consolidating Balance Sheet
As of June 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$63,239	$(4,487)	$5,469	$—	$64,221
Accounts receivable, net	3	183,943	30,113	—	214,059
Inventories, net	—	137,891	36,295	(62)	174,124
Prepaid expenses, deferred income taxes and other current assets	5,094	15,112	2,606	(175)	22,637
Intercompany receivables	526,652	1,217	21,898	(549,767)	—

Total current assets	594,988	333,676	96,381	(550,004)	475,041

Property, plant and equipment, net	9,878	132,147	6,636	—	148,661
Acquired intangible assets, net	—	103,413	—	—	103,413
Goodwill	—	788,076	21,264	—	809,340
Other noncurrent assets	22,647	4,428	2,891	(1,295)	28,671
Investment in subsidiaries	382,036	35,635	—	(417,671)	—

Total assets	$1,009,549	$1,397,375	$127,172	$(968,970)	$1,565,126

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$430	$—	$—	$5,790
Short-term bank debt	—	—	433	—	433
Accounts payable	2,333	66,808	12,247	—	81,388
Accrued expenses and other current liabilities	9,402	241,039	16,791	(243)	266,989
Intercompany payables	—	516,619	33,417	(550,036)	—

Total current liabilities	17,095	824,896	62,888	(550,279)	354,600

Long-term debt, excluding current installments	551,870	3,118	—	—	554,988
Other liabilities	7,326	30,012	11,187	(1,296)	47,229

Total liabilities	576,291	858,026	74,075	(551,575)	956,817

Total stockholders' equity	433,258	539,349	53,097	(417,395)	608,309

Total liabilities and stockholders' equity	$1,009,549	$1,397,375	$127,172	$(968,970)	$1,565,126

Condensed Consolidating Balance Sheet
As of March 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$55,306	$(5,594)	$7,078	$—	$56,790
Accounts receivable, net	3	208,134	37,737	—	245,874
Inventories, net	—	143,498	35,056	(86)	178,468
Prepaid expenses, deferred income taxes and other current assets	6,209	13,785	1,256	(175)	21,075
Intercompany receivables	551,126	121,242	27,842	(700,210)	—

Total current assets	612,644	481,065	108,969	(700,471)	502,207

Property, plant and equipment, net	9,853	133,329	6,360	—	149,542
Acquired intangible assets, net	—	105,199	—	—	105,199
Goodwill	—	775,647	32,976	—	808,623
Other noncurrent assets	23,172	5,048	2,891	(1,294)	29,817
Investment in subsidiaries	382,036	35,635	—	(417,671)	—

Total assets	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$534	$—	$—	$5,894
Short-term bank debt	—	—	45	—	45
Accounts payable	2,415	72,157	11,435	—	86,007
Accrued expenses and other current liabilities	19,203	255,898	20,884	(177)	295,808
Intercompany payables	182	646,078	53,762	(700,022)	—

Total current liabilities	27,160	974,667	86,126	(700,199)	387,754

Long-term debt, excluding current installments	562,460	3,194	—	—	565,654
Other liabilities	6,597	30,159	10,893	(1,294)	46,355

Total liabilities	596,217	1,008,020	97,019	(701,493)	999,763

Total stockholders' equity	431,488	527,903	54,177	(417,943)	595,625

Total liabilities and stockholders' equity	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$260,743	$43,507	$(3,521)	$300,729
Costs and expenses	46	232,777	41,654	(3,545)	270,932

Operating income	(46)	27,966	1,853	24	29,797
Interest income	117	—	12	—	129
Interest and related expenses	8,916	44	35	—	8,995
Other income (expense), net	42	(292)	187	—	(63)
Management fees	426	(390)	(36)	—	—
Royalties	368	—	(368)	—	—
Intercompany interest	7,808	(7,493)	(315)	—	—

Earnings before minority interest and income taxes	(201)	19,747	1,298	24	20,868
Minority interest	—	—	397	—	397

Earnings before income taxes	(201)	19,747	901	24	20,471
Income taxes	(85)	8,392	383	10	8,700

Net earnings	$(116)	$11,355	$518	$14	$11,771

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$145,864	$22,478	$(1,144)	$167,198
Costs and expenses	15	131,085	20,766	(1,028)	150,838

Operating income	(15)	14,779	1,712	(116)	16,360
Interest income	228	—	109	—	337
Interest and related expenses	2,855	94	80	—	3,029
Other income (expense), net	45	26	(472)	—	(401)
Management fees	273	(247)	(26)	—	—
Royalties	186	—	(186)	—	—
Intercompany interest	680	(337)	(343)	—	—

Earnings before minority interest and income taxes	(1,458)	14,127	714	(116)	13,267
Minority interest	—	—	239	—	239

Earnings before income taxes	(1,458)	14,127	475	(116)	13,028
Income taxes	(642)	6,216	209	(51)	5,732

Net earnings	$(816)	$7,911	$266	$(65)	$7,296

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18,911)	$40,535	$3,252	$—	$24,876

Cash Flows from Investing Activities
Capital expenditures	(701)	(6,121)	(769)	—	(7,591)
Acquisition-related payments	(132)	132	—	—	—
Other	24	(10,568)	11,136	—	592

Net cash (used in) provided by investing activities	(809)	(16,557)	10,367	—	(6,999)

Cash Flows from Financing Activities
Net borrowings of short-term debt	—	—	388	—	388
Repayment of long-term debt	(10,590)	(180)	—	—	(10,770)
Proceeds from stock option exercises	241	—	—	—	241
Other, net	38,002	(21,425)	(16,516)	—	61

Net cash provided by (used in) financing activities	27,653	(21,605)	(16,128)	—	(10,080)
Effects of exchange rates on cash and cash equivalents	—	(1,266)	900	—	(366)

Net increase (decrease) in cash and cash equivalents	7,933	1,107	(1,609)	—	7,431
Cash and cash equivalents, beginning of period	55,306	(5,594)	7,078	—	56,790

Cash and cash equivalents, end of period	$63,239	$(4,487)	$5,469	$—	$64,221

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,446)	$26,700	$8,975	$—	$229

Cash Flows from Investing Activities
Capital expenditures	(734)	(3,231)	(272)	—	(4,237)
Acquisition-related payments	—	(2,206)	—	—	(2,206)
Other	45,356	(43,165)	(1,911)	—	280

Net cash provided by (used in) investing activities	44,622	(48,602)	(2,183)	—	(6,163)

Cash Flows from Financing Activities
Net borrowings of short-term debt	—	(349)	592	—	243
Repayment of long-term debt	(537)	(150)	—	—	(687)
Proceeds from stock option exercises	401	—	—	—	401
Other, net	(15,788)	26,144	(10,326)	—	30

Net cash (used in) provided by financing activities	(15,924)	25,645	(9,734)	—	(13)
Effects of exchange rates on cash and cash equivalents	—	—	440	—	440

Net (decrease) increase in cash and cash equivalents	(6,748)	3,743	(2,502)	—	(5,507)
Cash and cash equivalents, beginning of period	88,114	1,367	6,457	—	95,938

Cash and cash equivalents, end of period	$81,366	$5,110	$3,955	$—	$90,431

14.   Recently Issued Accounting Pronouncements

        In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. The Company elected the deferral provided by this FSP. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. The Company has chosen to defer the accounting for the adjustment to benefit costs and the benefit obligation and intends on implementing the new accounting standard in the second quarter of fiscal 2005 as permitted by the FSP. The Company's APBO and net periodic postretirement benefit costs as of and for the three-months ended June 30, 2004 do not reflect the effect of the Medicare Act. While still preliminary, the Company does not expect a significant reduction to its net periodic postretirement benefit cost.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows, and discuss our financial commitments under "Liquidity and Capital Resources" and "Contractual Obligations", respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained in our March 31, 2004 Form 10-K, as amended.

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

Company Overview

        DRS is a supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders and deployable flight incident recorders.

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure that realigned our four legacy operating segments (i.e., the Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group and Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by operating segment have been restated to reflect the new operating segment structure.

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

        The substantial majority of our sales are generated using written contractual arrangements. These contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided to us by our customers. Our primary "end-use" customer is the Department of Defense (DoD).

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

        On November 4, 2003, one of our wholly-owned subsidiaries merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total consideration for the Merger consisted of $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of DRS common stock, or an aggregate value of approximately $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT's capital leases. We financed the Merger with borrowings under our credit facility, the issuance of $350.0 million of senior subordinated notes and with existing cash on hand. The results of IDT's operations have been included in our consolidated financial statements since the date of the Merger.

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets as well as our ability to increase non-acquisition related revenues. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. Our debt arrangements may also limit or prohibit acquisitions of businesses.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our March 31, 2004 Form 10-K, as amended. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, valuation of deferred tax assets and liabilities, and other management estimates.

Results of Operations

        Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular period, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results.

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

Consolidated Summary

	Three Months Ended June 30, 2004
			Percent Change
	2004	2003
	(in thousands)
Key performance metrics
Revenues	$300,729	$167,198	79.9%
Operating income	$29,797	$16,360	82.1%
Bookings	$355,255	$193,419	83.7%
Other significant financial metrics
Interest and related expenses	$8,995	$3,029	197.0%
Income taxes	$8,700	$5,732	51.8%
Significant liquidity metrics(A)
Free cash flow	$17,285	$(4,008)	531.1%
EBITDA	$39,959	$21,128	89.1%

  (A)
  See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Three-Month Period Ended June 30, 2004, Compared with the Three-Month Period Ended June 30, 2003

        Revenues and operating income    Consolidated revenues and operating income for the three-month period ended June 30, 2004 increased approximately $133.5 million and $13.4 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was primarily driven by our November 4, 2003 merger with Integrated Defense Technologies, Inc. (IDT), which contributed incremental (quarter-over-quarter) revenues of $84.4 million to the three-month period ended June 30, 2004. Also contributing to the overall increase in revenues were increased shipments of combat display workstations, rugged computers and certain airborne-based electro-optical sighting and targeting systems, as well as revenues recognized on engineering and development of propulsion motors, drive controls and power electronics. Partially offsetting the overall increase in revenues were decreased shipments of power conversion products for the U.S. Navy, infrared focal plane arrays for a certain missile system and a certain long-range multi-sensor ground based electro-optical program. The growth in operating income was due primarily to the overall increase in revenues. IDT contributed incremental operating income of $9.5 million for the three-month period ended June 30, 2004. Partially offsetting the overall increase in operating income were certain program related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contracts awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Bookings increased $161.8 million or 83.7%, in the three-month period ended June 30, 2004 versus the same period in the prior year. The primary driver of the overall increase was the acquisition of IDT, which contributed

$121.7 million, as well as orders for certain infrared sighting and targeting systems, rugged computers and ship propulsion programs.

        Interest and related expenses    Interest and related expenses increased $6.0 million for the three-month period ended June 30, 2004, as compared to the same period in the prior year. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three-month period ended June 30, 2004, as compared to the corresponding prior-year period, substantially driven by the financing of the IDT merger. We had no borrowings outstanding under our revolving credit facility as of June 30, 2004 and 2003.

        Income Taxes    The provision for income taxes for the three-month period ended June 30, 2004 reflects an estimated effective income tax rate of approximately 42.5%, as compared with 44% in the same period last year. The decrease in our effective tax rate was driven by the growth of our operations which has reduced the impact of certain non-deductible expenses, and decreased losses at C4I's Group's U.K. operation, for which the full tax benefit has not been recognized. We anticipate that our effective income tax rate will approximate 42.5% for the year ending March 31, 2005.

Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended June 30,		Three Months Ended Percent Changes
	2004	2003	2004 vs. 2003
	(in thousands, except for percentages)
C4I
Revenues*	$166,839	$94,211	77.1%
Operating income	$17,290	$10,165	70.1%
Operating margin	10.4%	10.8%	(4.0%)
SR
Revenues*	$133,890	$72,987	83.4%
Operating income	$12,553	$6,210	102.1%
Operating margin	9.4%	8.5%	10.6%
Other
Revenues*	$—	$—	n/a
Operating (loss)	$(46)	$(15)	(206.7%)
Operating margin	n/a	n/a	n/a

*
Revenues are net of intersegment revenues

Three-Months Ended June 30, 2004, Compared with the Three-Months Ended June 30, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $72.6 million, or 77.1%, to $166.8 million for the three-months ended June 30, 2004 as compared to the corresponding prior-year period. Operating income increased $7.1 million or 70.1%, to $17.3 million. The increase in revenue is largely attributable to the four operating units included within the C4I Group that were acquired in our merger with IDT. The four legacy IDT operating units contributed incremental revenues of $33.3 million. Also contributing to the overall increase in revenues were increased shipments of combat display workstations and rugged computers, as well as revenues recognized on engineering and development of propulsion motors, drive controls and power electronics.

Partially offsetting the overall increase in revenues were decreased shipments of power conversion products for the U.S. Navy.

        The increase in operating income for the three-months ended June 30, 2004, as compared with the corresponding period in the prior year, was primarily driven by the overall increase in revenues. The legacy IDT operating units contributed $4.7 million of operating income to fiscal 2005 first quarter operating results. Operating income was unfavorably impacted by $0.8 million in severance-related charges and $0.6 million of inventory write-offs on certain rugged computer programs. The corresponding period in the prior year included charges of $0.9 million and $0.4 million for cost growth on certain surface search radar programs and charges at the operating segment's U.K operating unit, respectively. The U.K. operating unit's charges included $0.3 million for cost growth on certain programs and $0.1 million for reorganization costs.

        Surveillance & Reconnaissance Group    Revenues increased $60.9 million, or 83.4%, to $133.9 million for the three-months ended June 30, 2004, compared with the corresponding prior year period. Operating income increased $6.3 million or 102.1%, to $12.6 million. The increase in revenues was primarily attributable to the three operating units that were acquired from our merger with IDT. The three legacy IDT operating units contributed incremental revenues of $51.1 million. Revenues were also favorably impacted by increased shipments of certain airborne-based electro-optical sighting and targeting systems, as well as certain ground-based and maritime-based infrared sighting and targeting systems. Partially offsetting revenues were lower shipments of certain infrared focal plane arrays for a certain missile system and a certain long-range multi-sensor ground based electro-optical systems program.

        This increase in operating income for the three-months ended June 30, 2004, as compared to the corresponding period in the prior year was primarily driven by our merger with IDT, which contributed $4.8 million, as well as overall higher revenues as mentioned above. Partially offsetting the overall increase in operating income was the unfavorable impact of a $1.0 million inventory write-down on certain uncooled infrared projects. The corresponding period in the prior-year was unfavorably impacted by a $1.0 million charge for a thermal target and acquisition system program and a charge of $0.6 million for employee benefit liabilities in the Group's U.K. operating unit.

        Other    Other operating loss consists of certain non-allocable general and administrative expenses at DRS corporate.

Liquidity and Capital Resources

        Cash Flows    The following table provides our cash flow data for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$24,876	$229
Net cash used in investing activities	$(6,999)	$(6,163)
Net cash used in financing activities	$(10,080)	$(13)

        Operating Activities    During the three months ended June 30, 2004, we generated $24.9 million of operating cash flow, $24.7 million more than the $0.2 million reported in the prior fiscal year. Net earnings increased by $4.5 million to $11.8 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $6.0 million over the corresponding prior fiscal year. These non-cash adjustments consist of depreciation and amortization of fixed assets and acquired intangible assets, changes in deferred income taxes, non-cash adjustments to accounts receivable and inventory reserves, amortization of debt-issuance costs, which are recognized as a component of interest and related expenses, and minority interest. The primary driver for the increase in these non-cash adjustments was depreciation and amortization of fixed assets and acquired intangible assets related to our increased capital investments in prior periods and our acquisition of IDT in the prior year. Changes in assets and liabilities, net of effects from business combinations provided $0.1 million for the three months ended June 30, 2004. Accounts receivable provided $31.9 million of cash due to strong collections in the first quarter. Inventories provided $5.2 million of cash. The cash provided by inventories was generated by decreases in certain rugged computers and peripherals and mechanical control inventories, offset in part by increases in certain Navy nuclear power control products and combat display workstations. Accounts payable used $4.3 million of cash during the quarter, primarily for the liquidation of payables existing at March 31, 2004 that were generated by purchases of materials required to meet our significant fourth quarter product shipments. Accrued expenses and other current liabilities used $23.8 million of cash during the year. The cash used by these accounts resulted from payments for compensation and interest related liabilities and the liquidation of certain contract related reserves. Net liquidations in customer advances used $8.2 million in cash.

        Investing Activities    We paid $7.6 million for capital improvements during the first quarter of fiscal 2005 as compared with $4.2 million in the corresponding prior year period. We expect our capital expenditures to range between $35.0 million to $45.0 million in fiscal 2005, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Cash provided by other financing activities primarily consisted of a payment received for the sale of certain property acquired with our acquisition of IDT. The cash received for this property was recorded as an adjustment to goodwill as we did not assign a value to this property during the IDT purchase price allocation.

        Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our Credit Facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we determine to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

        Financing Activities    For the quarter ended June 30, 2004, all financing activities resulted in a net expenditure of $10.1 million of cash. We paid down $10.8 million of our long-term debt (including $10.0 million of prepayments during the quarter), incurred additional borrowings on certain short-term debt and received cash from the exercise of stock options.

        On October 30, 2003 we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of our current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. The market value of the Notes at June 30, 2004 was approximately $341.3 million. See Note 13, "Guarantor and Non-guarantor Financial Statements," of our consolidated financial statements for additional disclosure.

        We currently have a $411.0 million credit facility (the Credit Facility) consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, with the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of June 30, 2004 and March 31, 2004 we had $204.2 million and $214.8 million of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries assets and by a pledge of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2008 and November 2010, respectively. The effective interest rate on our term loans was 3.2% as of June 30, 2004 (3.0% as of March 31, 2004) excluding the impact of our interest rate swap agreements and the amortization of debt issuance costs. As of June 30, 2004 we had $137.6 million available under our revolving line of credit. There were no borrowings under our revolving line of credit as of June 30, 2004 and March 31, 2004.

        During the three months ended June 30, 2004, we repaid an additional $10.0 million of our term loan at our discretion and recorded a $0.3 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs. On July 1, 2004 we repaid an additional $5.0 million of our term loan, at our discretion, and recorded a $0.1 million charge to interest and related expenses for the write-off of debt issuance costs.

        From time to time, we enter into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers. As of June 30, 2004, $44.0 million was contingently payable under letters of credit (approximately $1.5 million and $5.1 million of the letters of credit outstanding as of June 30, 2004 were issued under our previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under our revolving line of credit).

        We have two interest rate swap agreements, each in the amount of $25.0 million expiring on June 30, 2008, with Wachovia Bank, N.A. and Fleet National Bank (the Banks), respectively. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of our term loan to a fixed interest rate. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings.

        We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both June 30, 2004 and March 31, 2004 was $3.1 million. We have an interest rate swap that hedges the mortgage pursuant to which we receive interest at a variable rate equal to the one-month LIBOR plus 1.65% and pay interest at a fixed rate of 7.85%. This swap agreement is accounted for as a cash flow hedge, and as such, changes in the fair value of the swap agreement are recorded as adjustments to accumulated other comprehensive earnings. At June 30, 2004 we also had $3.0 million outstanding on a promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002, acquisition of DKD, Inc. The remaining principal and related accrued interest is due on October 15, 2004.

        Based upon our anticipated level of future operations, we believe that our existing cash and cash equivalents balances and our cash generated from operating activities, together with available borrowings under our amended and restated facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

        Free Cash Flow    Free cash flow represents net cash flow from operations less capital expenditures. Free cash flow for the three-months ended June 30, 2004 was $17.3 million, $21.3 million greater than negative free cash flow of $4.0 million in the corresponding prior year period. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Earnings before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-months ended June 30, 2004 was $40.0 million or 89% greater when compared to $21.1 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and acquisition earnouts, as set forth in the table below:

Contractual Obligations	As of June 30, 2004
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Total debt	$561,211	$6,223	$5,250	$5,189	$544,549
Operating lease commitments	99,620	23,840	33,606	19,277	22,897
Acquisition earnouts(A)	31,382	19,323	12,059	—	—

Total contractual obligations	$692,213	$49,386	$50,915	$24,466	$567,446

  (A)
  Represents contingent purchase price payments or "earn-outs" for certain of our acquisitions that are contingent upon the receipt of post-acquisition orders at those acquired businesses. Any amount that we pay for the earn-outs will be reported within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At June 30, 2004, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$43,979	$35,756	$8,223	$—

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at June 30, 2004 was $1.27 billion, as compared with $1.22 billion at March 31, 2004. We booked $355.3 million in new orders for the three months ended June 30, 2004.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three months ended June 30, 2004 and 2003 was $8.8 million and $3.7 million, respectively.

        Use of Non-GAAP Financial Measures    Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets, Statements of Earnings, or Statements of Cash Flows of the Company. The components of EBITDA and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net earnings	$11,771	$7,296
Income taxes	8,700	5,732
Interest income	(129)	(337)
Interest and related expenses	8,995	3,029
Depreciation and amortization	10,622	5,408

EBITDA(A)	39,959	21,128
Income taxes	(8,700)	(5,732)
Interest income	129	337
Interest and related expenses	(8,995)	(3,029)
Deferred income taxes	476	161
Changes in assets and liabilities, net of effects from business combinations	96	(14,087)
Other, net	1,911	1,451

Net cash provided by operating activities	24,876	229
Capital expenditures	(7,591)	(4,237)

Free cash flow(B)	$17,285	$(4,008)

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

Recently Issued Accounting Pronouncements

In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. We elected the deferral provided by this FSP. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. We have chosen to defer the accounting for the adjustment to benefit costs and the benefit obligation and intend on implementing the new accounting standard in the second quarter of fiscal 2005 as permitted by the FSP. Our APBO and net periodic postretirement benefit costs as of and for the three-months ended June 30, 2004 do not reflect the effect of the Medicare Act. While still preliminary, we do not expect a significant reduction to our net periodic postretirement benefit cost.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        See Part II, Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2004 for a discussion of the Company's exposure to market risks. For the three-months ended June 30, 2004, there have been no significant changes to the Company's exposure to market risks.

Item 4.    Controls and Procedures

        (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 5d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ending March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in November 2004. We believe that we have meritorious defenses and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. The Company has recorded an accrual of $1.0 million in connection with attempting to resolve this matter; however, the Company may incur charges in excess of that amount, but is unable at this time, to reasonably estimate the possible range of additional loss. The Company will continue to evaluate its estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on us, nor, to our knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who has reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of June 30, 2004 and

March 31, 2004, the Company has approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event which we believe to be probable. In such event, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

Item 6.    Exhibits and Reports on Form 8K

(a) Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Filed herewith

(b)
Reports on Form 8-K

        We filed the following current reports on Form 8-K with the SEC during the three months ended June 30, 2004.

1.
Form 8-K, filed on May 14, 2004, discussing under item 9 and item 12, our financial results for the three months and fiscal year ended March 31, 2004.

2.
Form 8-K, filed on June 14, 2004, discussing under item 5 and item 7, discussing our amended and restated by-laws.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: August 9, 2004	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer

QuickLinks

Index to Quarterly Report on Form 10-Q For the Quarter Ended June 30, 2004
PART I—FINANCIAL INFORMATION
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
Condensed Consolidating Balance Sheet As of June 30, 2004 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended June 30, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended June 30, 2003 (in thousands)
Condensed Consolidating Statements of Cash Flows Three Months Ended June 30, 2004 (in thousands)
Condensed Consolidating Statements of Cash Flows Three Months Ended June 30, 2003 (in thousands)
PART II. OTHER INFORMATION
SIGNATURES