Form 10-Q
period 2004-09-30
DRS TECHNOLOGIES INC
filed 2004-11-09
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

        As of November 5, 2004, 27,208,873 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2004	March 31, 2004
Assets
Current assets
Cash and cash equivalents	$71,908	$56,790
Accounts receivable, net of allowances for doubtful accounts of $3,900 and $3,908 as of September 30, 2004 and March 31, 2004, respectively	214,170	245,874
Inventories, net	178,169	178,468
Prepaid expenses, deferred income taxes and other current assets	21,261	21,075

Total current assets	485,508	502,207

Property, plant and equipment, less accumulated depreciation of $90,542 and $73,112 at September 30, 2004 and March 31, 2004, respectively	147,101	149,542
Acquired intangible assets, net	101,629	105,199
Goodwill	805,996	808,623
Other noncurrent assets	27,581	29,817

Total assets	$1,567,815	$1,595,388

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,753	$5,894
Short-term bank debt	—	45
Accounts payable	85,165	86,007
Accrued expenses and other current liabilities	261,150	295,808

Total current liabilities	352,068	387,754
Long-term debt, excluding current installments	544,331	565,654
Other liabilities	44,513	46,355

Total liabilities	940,912	999,763

Commitments and contingencies
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at September 30, 2004 and March 31, 2004	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 27,207,023 and 27,063,093 shares at September 30, 2004 and March 31, 2004, respectively	272	271
Additional paid-in capital	459,614	456,664
Retained earnings	165,419	139,247
Accumulated other comprehensive earnings	4,499	3,035
Unamortized stock compensation	(2,901)	(3,592)

Total stockholders' equity	626,903	595,625

Total liabilities and stockholders' equity	$1,567,815	$1,595,388

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues	$328,022	$206,240	$628,751	$373,438
Costs and expenses	293,551	185,009	564,483	335,847

Operating income	34,471	21,231	64,268	37,591
Interest income	169	179	298	516
Interest and related expenses	9,010	4,149	18,005	7,178
Other (expense) income, net	(55)	152	(118)	(249)

Earnings before minority interest and income taxes	25,575	17,413	46,443	30,680
Minority interest	528	550	925	789

Earnings before income taxes	25,047	16,863	45,518	29,891
Income taxes	10,646	7,420	19,346	13,152

Net earnings	$14,401	$9,443	$26,172	$16,739

Net earnings per share of common stock:
Basic earnings per share	$0.53	$0.42	$0.97	$0.75
Diluted earnings per share	$0.52	$0.41	$0.95	$0.73

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$26,172	$16,739
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	21,967	11,018
Deferred income taxes	(410)	82
Inventory reserve and provision for doubtful accounts	965	820
Amortization and write-offs of deferred financing fees	1,813	661
Other, net	770	630
Changes in assets and liabilities, net of effects from business combinations:
Decrease in accounts receivable	32,788	25,557
Decrease (increase) in inventories	1,412	(19,431)
Increase in prepaid expenses and other current assets	(711)	(2,899)
Decrease in accounts payable	(439)	(9,195)
Decrease in accrued expenses and other current liabilities	(14,558)	(11,990)
(Decrease) increase in customer advances	(16,914)	9,515
(Decrease) increase in pension and postretirement benefit liability	(3,050)	2,516
Other, net	745	256

Net cash provided by operating activities	50,550	24,279

Cash Flows from Investing Activities
Capital expenditures	(13,896)	(9,112)
Acquisition-related payments	(3,118)	(7,568)
Disposition of property, plant and equipment	825	—
Other, net	178	321

Net cash used in investing activities	(16,011)	(16,359)

Cash Flows from Financing Activities
Net borrowings of short-term debt	(82)	(352)
Repayment of long-term debt	(21,522)	(1,410)
Proceeds from stock option exercises	1,674	572
Other, net	150	90

Net cash used in financing activities	(19,780)	(1,100)

Effect of exchange rates on cash and cash equivalents	359	(107)

Net increase in cash and cash equivalents	15,118	6,713
Cash and cash equivalents, beginning of period	56,790	95,938

Cash and cash equivalents, end of period	$71,908	$102,651

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2004, the results of their operations for the three- and six-month periods ended September 30, 2004 and 2003, and their cash flows for the six month periods ended September 30, 2004 and 2003. The results of operations for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2004, included in the Company's filing on Form 10-K, as amended, for the year ended March 31, 2004.

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

        During the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure that realigned its four legacy operating segments (i.e., the Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group, and the Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). See Note 10 for a description of the operations of the C4I Group and SR Group. All prior-year amounts presented by operating segment have been restated to reflect the new operating segment structure.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group's DRS Tactical Systems Ltd. operating unit, to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of the SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

        The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair-value-based method of accounting for stock-based employee compensation, it would have recorded a non-cash expense for the estimated fair value of the stock options on the date of grant that the Company had granted to its employees and directors.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per-share data)
Net earnings, as reported	$14,401	$9,443	$26,172	$16,739
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	180	—	376	—
Less: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,235)	(791)	(2,471)	(1,514)

Pro forma net earnings	$13,346	$8,652	$24,077	$15,225

Earnings per share:
Basic—as reported	$0.53	$0.42	$0.97	$0.75

Basic—pro forma	$0.49	$0.39	$0.89	$0.68

Diluted—as reported	$0.52	$0.41	$0.95	$0.73

Diluted—pro forma	$0.49	$0.38	$0.89	$0.67

3.    Inventories

        Inventories are summarized as follows:

	September 30, 2004	March 31, 2004
	(in thousands)
Work-in-process	$192,367	$186,270
General and administrative costs	39,152	32,798
Raw material and finished goods	22,409	25,982

	253,928	245,050
Less: Progress payments and certain customer advances	(67,419)	(59,522)
Inventory reserve	(8,340)	(7,060)

Total	$178,169	$178,468

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

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts charged to costs and expenses for the three- and six-month periods ended September 30, 2004 and 2003. The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company's businesses that are not primarily U.S. Government contractors, as these costs are expensed as incurred:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Balance in inventory at beginning of period	$34,950	$27,893	$32,798	$25,489
Add: Incurred costs	44,374	29,883	94,719	63,407
Less: Amounts included in costs and expenses	(40,172)	(24,437)	(88,365)	(55,557)

Balance in inventory at end of period	$39,152	$33,339	$39,152	$33,339

        Total expenditures for internal research and development amounted to approximately $9.2 million and $2.7 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $18.0 million and $6.6 million, respectively, for the six-month periods then ended.

4.    Goodwill and Intangible Assets

        The following presents certain information about the Company's acquired intangible assets as of September 30, 2004 and March 31, 2004. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of September 30, 2004
Technology-based intangibles	19 years	$52,559	$(10,182)	$42,377
Customer-related intangibles	19 years	67,363	(8,111)	59,252

Total		$119,922	$(18,293)	$101,629

As of March 31, 2004
Technology-based intangibles	19 years	$52,559	$(9,142)	$43,417
Customer-related intangibles	19 years	67,363	(5,581)	61,782

Total		$119,922	$(14,723)	$105,199

        The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2004 and 2003 was $1.8 million and $0.9 million, respectively, and for the six-month periods ended September 30, 2004 and 2003 was $3.5 million and $1.8 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at September 30, 2004, is estimated to be $7.1 million per year for fiscal 2005 through 2008, $7.0 million for fiscal 2009 and $6.9 million for fiscal 2010.

        The following table reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2004 to September 30, 2004.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2004	$451,099	$357,524	$808,623
IDT purchase price allocation adjustments(a)	2,835	(5,001)	(2,166)
Purchase price allocation—unexercised options(b)	—	(873)	(873)
Acquisition earn-out adjustment	—	118	118
Foreign currency translation adjustment	294	—	294

Balance as of September 30, 2004	$454,228	$351,768	$805,996

(a)
During the third quarter of fiscal 2004, the Company acquired IDT. The IDT purchase price allocation was finalized during the second quarter of fiscal 2005. The following table summarizes the IDT purchase price allocation adjustments recorded during the six months ended September 30, 2004.

	Six Months Ended September 30, 2004
	C4I Group	SR Group	Total
	(in thousands)
Severance and related charges and facility exit costs	$2,801	$—	$2,801
Adjustments to fair value of acquired contracts	198	(4,560)	(4,362)
Other	(164)	(441)	(605)

Total	$2,835	$(5,001)	$(2,166)

The $2.8 million increase to goodwill is associated with an IDT merger-related facility consolidation. The Company anticipates terminating a total of approximately sixty individuals and exiting a leased facility, with the severance and lease payments being completed by the first quarter of fiscal 2006 and fiscal 2007, respectively. During the six months ended September 30, 2004, an immaterial amount of the facility consolidation accrual was expended.

(b)
The decrease to goodwill of $0.9 million reflects contract options that expired unexercised during the six months ended September 30, 2004.

5.    Product Warranties

        Product warranty costs are accrued when the products under warranty are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The following table presents the changes in the Company's accrual for product warranties for the six months ended September 30, 2004 and 2003, which is included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Balance, beginning of period	$25,520	$19,365
Accruals for product warranties issued during the period	4,015	2,904
Settlements made during the period	(6,450)	(2,523)
Other adjustments	1,925	—

Balance, end of period	$25,010	$19,746

6.    Debt

        A summary of debt is as follows:

	September 30, 2004	March 31, 2004
	(in thousands)
Senior subordinated notes	$350,000	$350,000
Term loan	193,640	214,820
Other obligations	6,444	6,773

	550,084	571,593
Less:
Current installments of long-term debt	(5,753)	(5,894)
Short-term bank debt	—	(45)

Total long-term debt	$544,331	$565,654

        On October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 13, "Guarantor and Non-guarantor Financial Statements," for additional disclosure. The market value of the Notes at September 30, 2004 was approximately $364.0 million.

        The Company has a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of September 30, 2004 and March 31, 2004, the Company had $193.6 million and $214.8 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on the Company's term loans was 3.6% as of September 30, 2004 (3.0% as of March 31, 2004), excluding the impact of the Company's interest rate swap agreements and the amortization of debt issuance costs. As of September 30, 2004, the Company had $135.9 million available under its revolving line of credit. There were no borrowings under the Company's revolving line of credit as of September 30, 2004 and March 31, 2004.

        During the six months ended September 30, 2004, the Company repaid an additional $20.0 million of its term loan, at its discretion, and recorded a $0.5 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs. On October 29, 2004 the Company repaid an additional $5.0 million of its term loan at its discretion and recorded a $0.1 million charge to interest and related expenses for the write-off of debt issuance costs.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers. As of September 30, 2004, $43.2 million was contingently payable under letters of credit (approximately $1.5 million and $2.7 million of the letters of credit outstanding as of September 30, 2004 were issued under the Company's previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under the Company's revolving line of credit).

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both September 30, 2004 and March 31, 2004 was $3.1 million. During the six months ended September 30, 2004 and as of September 30, 2004, the Company had an interest rate swap relating to the mortgage pursuant to which the Company received interest at a variable rate equal to the one-month LIBOR plus 1.65% and paid interest at a fixed rate of 7.85%. During the third quarter of fiscal 2005, the Company terminated the swap for $0.4 million, an amount which approximated the fair value of the swap at September 30, 2004. At September 30, 2004, the Company also had $3.0 million outstanding on a promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002 acquisition of DKD, Inc. The remaining principal and related accrued interest were paid on October 12, 2004.

        The Company has two interest rate swap agreements, each in the amount of $25.0 million expiring on September 30, 2008, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), respectively. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$14,401	$9,443	$26,172	$16,739

Weighted average common shares outstanding	27,071	22,466	27,004	22,452

Basic earnings per share	$0.53	$0.42	$0.97	$0.75

Diluted EPS computation
Net earnings	$14,401	$9,443	$26,172	$16,739

Diluted common shares outstanding:
Weighted average common shares outstanding	27,071	22,466	27,004	22,452
Stock options, restricted stock and restricted stock units	709	498	616	506

Diluted common shares outstanding	27,780	22,964	27,620	22,958

Diluted earnings per share	$0.52	$0.41	$0.95	$0.73

        At September 30, 2004 and 2003, there were 51,000 and 1,295,497 options outstanding, respectively, that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

8.    Comprehensive earnings

        The components of comprehensive earnings for the three- and six-month periods ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net earnings	$14,401	$9,443	$26,172	$16,739
Other comprehensive earnings:
Foreign currency translation adjustments	1,958	285	862	3,478
Unrealized net gains (losses) on hedging instruments arising during the period, net of income tax	(682)	569	602	664

Comprehensive earnings	$15,677	$10,297	$27,636	$20,881

9.    Pensions and Other Employee Benefits

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three-and six-month periods ended September 30,

2004 and 2003. These plans are more fully described in Note 12 to the Company's Consolidated Financial Statements for the year ended March 31, 2004.

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$961	$722	$134	$126	$104	$110
Interest cost	1,455	1,140	238	173	241	164
Expected return on plan assets	(1,600)	(1,110)	(23)	(8)	—	—
Amortization of unrecognized loss (gain)	32	135	23	(1)	1	31
Amortization of transition obligation	—	—	9	9	—	—
Amortization of unrecognized prior-service cost	1	—	—	—	194	74

Net periodic benefit cost	$849	$887	$381	$299	$540	$379

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Six Months Ended September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$1,922	$1,444	$268	$252	$208	$220
Interest cost	2,910	2,280	476	346	482	328
Expected return on plan assets	(3,200)	(2,220)	(46)	(16)	—	—
Amortization of unrecognized loss (gain)	64	270	46	(2)	2	62
Amortization of transition obligation	—	—	18	18	—	—
Amortization of unrecognized prior-service cost	2	—	—	—	388	148

Net periodic benefit cost	$1,698	$1,774	$762	$598	$1,080	$758

        In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. The Company elected the deferral provided by this FSP. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. In the second quarter of fiscal 2005, DRS determined that the Medicare Act has no impact on the financial statements of the Company, as the Company's postretirement plans that provide for Medicare payments have fixed employer funding requirements that are lower than the Medicare Act's minimum funding requirements and, therefore, are not actuarially equivalent to be eligible for a subsidy.

10.    Operating Segments

        As discussed in Note 1, during the fourth quarter of fiscal 2004, the Company implemented a new organizational operating structure, which realigned all of the Company's businesses into two operating segments from four operating segments. The Company's two principal operating segments, on the basis of products and services offered, are: the Command, Control, Communications, Computers and Intelligence (C4I) Group and the Surveillance and Reconnaissance (SR) Group. All other operations are grouped in Other. During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group's DRS Tactical Systems Ltd. operating unit, to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of the SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

        The SR Group is comprised of the following product categories: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, unmanned vehicles, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

        Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company. Information about the Company's operating segments for the three- and six-month periods ended September 30, 2004 and 2003 is as follows:

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended September 30, 2004
Total revenues	$178,641	$152,267	$—	$330,908
Intersegment revenues	$(547)	$(2,339)	$—	$(2,886)

External revenues	$178,094	$149,928	$—	$328,022

Operating income (loss)	$18,078	$16,434	$(41)	$34,471
Total assets	$797,979	$680,081	$89,755	$1,567,815
Depreciation and amortization	$3,997	$6,511	$837	$11,345
Capital expenditures	$1,941	$3,812	$552	$6,305
Three Months Ended September 30, 2003
Total revenues	$124,102	$82,885	$—	$206,987
Intersegment revenues	$(384)	$(363)	$—	$(747)

External revenues	$123,718	$82,522	$—	$206,240

Operating income (loss)	$12,163	$9,083	$(15)	$21,231
Total assets	$551,155	$314,393	$115,534	$981,082
Depreciation and amortization	$2,175	$2,855	$580	$5,610
Capital expenditures	$1,043	$2,747	$1,085	$4,875
Six Months Ended September 30, 2004
Total revenues	$347,165	$287,334	$—	$634,499
Intersegment revenues	$(910)	$(4,838)	$—	$(5,748)

External revenues	$346,255	$282,496	$—	$628,751

Operating income (loss)	$34,358	$29,996	$(86)	$64,268
Total assets	$797,979	$680,081	$89,755	$1,567,815
Depreciation and amortization	$7,302	$12,995	$1,670	$21,967
Capital expenditures	$4,276	$8,367	$1,253	$13,896
Six Months Ended September 30, 2003
Total revenues	$220,125	$154,420	$—	$374,545
Intersegment revenues	$(560)	$(547)	$—	$(1,107)

External revenues	$219,565	$153,873	$—	$373,438

Operating income (loss)	$22,310	$15,311	$(30)	$37,591
Total assets	$551,155	$314,393	$115,534	$981,082
Depreciation and amortization	$3,956	$5,970	$1,092	$11,018
Capital expenditures	$2,631	$4,662	$1,819	$9,112

11.    Supplemental Cash Flow Information

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$4,034	$5,896
Interest	$16,030	$5,419
Noncash investing and financing activities:
Acquisition costs for business combinations	$—	$(3,230)

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In the Company's answer, the Company has denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in February 2005. The Company believes that it has meritorious defenses and does not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. At September 30, 2004, the Company has accrued $2.0 million in connection with attempting to resolve this matter, including a $1.0 million charge to increase the accrual during the three month period ended September 30, 2004. However, the Company may incur charges in excess of that amount, but is unable at this time to reasonably estimate the possible range of additional loss. The Company will continue to evaluate its estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park

Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on the Company, nor, to the Company's knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who has reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of September 30, 2004 and March 31, 2004, the Company has approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event which we believe to be probable. In such event, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

        Related Party Transactions    The Company currently leases a building in Oakland, New Jersey, owned by LDR Realty Co., a partnership that was wholly owned in equal amounts by David E. Gross, DRS's co-founder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark Newman, our current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21,152 expires on April 30, 2007. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark Newman, succeeded to Leonard Newman's interest in LDR Realty Co.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the six months ended September 30, 2004 and 2003. The amount paid to the firm during each period was $321,900 and $179,554, respectively.

13.    Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 6, "Debt," to finance the merger with IDT, the Company issued $350.0 million 6 7/8% Senior Subordinated Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2004 and March 31, 2004, the Condensed Consolidating Statements of Earnings for the three- and six-month periods ended September 30, 2004 and Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2004 and 2003 for:

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

Condensed Consolidating Balance Sheet
As of September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$58,339	$2,066	$11,503	$—	$71,908
Accounts receivable, net	3	180,583	33,584	—	214,170
Inventories, net	—	143,366	34,804	(1)	178,169
Prepaid expenses, deferred income taxes and other current assets	6,693	12,256	2,487	(175)	21,261
Intercompany receivables	513,026	2,645	24,377	(540,048)	—

Total current assets	578,061	340,916	106,755	(540,224)	485,508

Property, plant and equipment, net	9,771	130,771	6,559	—	147,101
Acquired intangibles, net	—	101,629	—	—	101,629
Goodwill	—	783,788	22,208	—	805,996
Deferred income taxes and other noncurrent assets	21,519	4,465	2,891	(1,294)	27,581
Investment in subsidiaries	399,154	49,635	—	(448,789)	—

Total assets	$1,008,505	$1,411,204	$138,413	$(990,307)	$1,567,815

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$393	$—	$—	$5,753
Short-term bank debt	—	—	—	—	—
Accounts payable	1,164	71,654	12,347	—	85,165
Accrued expenses and other current liabilities	18,282	224,021	19,076	(229)	261,150
Intercompany payables	—	513,459	26,729	(540,188)	—

Total current liabilities	24,806	809,527	58,152	(540,417)	352,068

Long-term debt, excluding current installments	541,280	3,051	—	—	544,331
Other liabilities	6,720	27,485	11,603	(1,295)	44,513

Total liabilities	572,806	840,063	69,755	(541,712)	940,912

Total stockholders' equity	435,699	571,141	68,658	(448,595)	626,903

Total liabilities and stockholders' equity	$1,008,505	$1,411,204	$138,413	$(990,307)	$1,567,815

Condensed Consolidating Balance Sheet
As of March 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$55,306	$(5,594)	$7,078	$—	$56,790
Accounts receivable, net	3	208,134	37,737	—	245,874
Inventories, net	—	143,498	35,056	(86)	178,468
Prepaid expenses and other current assets	6,209	13,785	1,256	(175)	21,075
Intercompany receivables	551,126	121,242	27,842	(700,210)	—

Total current assets	612,644	481,065	108,969	(700,471)	502,207

Property, plant and equipment, net	9,853	133,329	6,360	—	149,542
Acquired intangibles, net	—	105,199	—	—	105,199
Goodwill	—	775,647	32,976	—	808,623
Deferred income taxes and other noncurrent assets	23,172	5,048	2,891	(1,294)	29,817
Investment in subsidiaries	382,036	35,635	—	(417,671)	—

Total assets	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$534	$—	$—	$5,894
Short-term bank debt	—	—	45	—	45
Accounts payable	2,415	72,157	11,435	—	86,007
Accrued expenses and other current liabilities	19,203	255,898	20,884	(177)	295,808
Intercompany payables	182	646,078	53,762	(700,022)	—

Total current liabilities	27,160	974,667	86,126	(700,199)	387,754

Long-term debt, excluding current installments	562,460	3,194	—	—	565,654
Other liabilities	6,597	30,159	10,893	(1,294)	46,355

Total liabilities	596,217	1,008,020	97,019	(701,493)	999,763

Total stockholders' equity	431,488	527,903	54,177	(417,943)	595,625

Total liabilities and stockholders' equity	$1,027,705	$1,535,923	$151,196	$(1,119,436)	$1,595,388

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$278,531	$54,612	$(5,121)	$328,022
Costs and expenses	37	245,361	53,331	(5,178)	293,551

Operating income	(37)	33,170	1,281	57	34,471
Interest income	156	—	13	—	169
Interest and related expenses	8,944	20	46	—	9,010
Other income (expense), net	53	367	(475)	—	(55)
Management fees	433	(400)	(33)	—	—
Royalties	424	—	(424)	—	—
Intercompany interest	8,110	(8,062)	(48)	—	—

Earnings before minority interest and income taxes	195	25,055	268	57	25,575
Minority interests	—	—	528	—	528

Earnings before income taxes	195	25,055	(260)	57	25,047
Income taxes	83	10,647	(110)	26	10,646

Net earnings	$112	$14,408	$(150)	$31	$14,401

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$162,927	$38,085	$5,228	$206,240
Costs and expenses	15	144,276	35,604	5,114	185,009

Operating income	(15)	18,651	2,481	114	21,231
Interest income	173	—	6	—	179
Interest and related expenses	3,965	75	109	—	4,149
Other income, net	43	81	28	—	152
Management fees	273	(247)	(26)	—	—
Royalties	396	—	(396)	—	—
Intercompany interest	406	(394)	(266)	254	—

Earnings before minority interest and income taxes	(2,689)	18,016	1,718	368	17,413
Minority interests	—	—	550	—	550

Earnings before income taxes	(2,689)	18,016	1,168	368	16,863
Income taxes	(1,183)	7,927	514	162	7,420

Net earnings	$(1,506)	$10,089	$654	$206	$9,443

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$539,274	$98,119	$(8,642)	$628,751
Costs and expenses	83	478,138	94,985	(8,723)	564,483

Operating income	(83)	61,136	3,134	81	64,268
Interest income	273	—	25	—	298
Interest and related expenses	17,860	64	81	—	18,005
Other income (expense), net	95	75	(288)	—	(118)
Management fees	859	(790)	(69)	—	—
Royalties	792	—	(792)	—	—
Intercompany interest	15,918	(15,555)	(363)	—	—

Earnings before minority interest and income taxes	(6)	44,802	1,566	81	46,443
Minority interests	—	—	925	—	925

Earnings before income taxes	(6)	44,802	641	81	45,518
Income taxes	(2)	19,039	273	36	19,346

Net earnings	$(4)	$25,763	$368	$45	$26,172

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$308,791	$60,563	$4,084	$373,438
Costs and expenses	30	275,361	56,370	4,086	335,847

Operating income	(30)	33,430	4,193	(2)	37,591
Interest income	401	—	115	—	516
Interest and related expenses	6,820	169	189	—	7,178
Other income (expense), net	88	107	(444)	—	(249)
Management fees	546	(494)	(52)	—	—
Royalties	582	—	(582)	—	—
Intercompany interest	1,086	(731)	(609)	254	—

Earnings before minority interest and income taxes	(4,147)	32,143	2,432	252	30,680
Minority interests	—	—	789	—	789

Earnings before income taxes	(4,147)	32,143	1,643	252	29,891
Income taxes	(1,825)	14,143	723	111	13,152

Net earnings	$(2,322)	$18,000	$920	$141	$16,739

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(24,029)	$70,184	$4,395	$—	$50,550

Cash Flows from Investing Activities
Capital expenditures	(1,253)	(11,615)	(1,028)	—	(13,896)
Acquisition-related payments	(65)	(3,053)	—	—	(3,118)
Other	37	929	37	—	1,003

Net cash used in investing activities	(1,281)	(13,739)	(991)	—	(16,011)

Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(82)	—	(82)
Repayments of long-term debt	(21,180)	(342)	—	—	(21,522)
Proceeds from stock option exercises	1,674	—	—	—	1,674
Other, net	47,849	(48,443)	744	—	150

Net cash provided by (used in) financing activities	28,343	(48,785)	662	—	(19,780)
Effects of exchange rates on cash and cash equivalents	—	—	359	—	359

Net increase (decrease) in cash and cash equivalents	3,033	7,660	4,425	—	15,118
Cash and cash equivalents, beginning of period	55,306	(5,594)	7,078	—	56,790

Cash and cash equivalents, end of period	$58,339	$2,066	$11,503	$—	$71,908

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,124)	$25,686	$11,717	$—	$24,279

Cash Flows from Investing Activities
Capital expenditures	(1,819)	(6,760)	(533)	—	(9,112)
Acquisition-related payments	(7,568)	—	—	—	(7,568)
Other	—	264	57	—	321

Net cash used in investing activities	(9,387)	(6,496)	(476)	—	(16,359)

Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(352)	—	(352)
Repayment of long-term debt	(1,074)	(336)	—	—	(1,410)
Proceeds from stock option exercises	572	—	—	—	572
Other, net	24,290	(13,180)	(11,020)	—	90

Net cash provided by (used in) financing activities	23,788	(13,516)	(11,372)	—	(1,100)
Effects of exchange rates on cash and cash equivalents	—	—	(107)	—	(107)

Net increase (decrease) in cash and cash equivalents	1,277	5,674	(238)	—	6,713
Cash and cash equivalents, beginning of period	88,114	3,251	4,573	—	95,938

Cash and cash equivalents, end of period	$89,391	$8,925	$4,335	$—	$102,651

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows, and discuss our financial commitments under "Liquidity and Capital Resources" and "Contractual Obligations." This MD&A should be read in conjunction with the consolidated financial statements and related notes contained in our March 31, 2004 Form 10-K, as amended.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government priorities (including changes in priorities in response to the war on terrorism and to homeland security), as they may relate to our products and services, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure that realigned our four legacy operating segments (i.e., Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group, and Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by operating segment have been restated to reflect the new organizational operating structure.

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

        The SR Group is comprised of the following product categories: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, and aircraft weapons alignment systems and provides electro-optical system manufacturing services; Training & Control Systems, which develops and produces air combat training, unmanned vehicles, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics systems and vehicle electronics.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group's DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of the SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

        Our strategy is designed to capitalize on the breadth of our technology base and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix, with limited reliance on any single program, a significant follow-on business and an attractive customer profile.

        A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately held companies, as well as defense businesses of larger companies that (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or extend our product offerings, and (iii) display growing revenues, and positive operating income and cash flow prospects.

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

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity (see Part II. Other Information, Item 1. Legal Proceedings).

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

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets, as well as our ability to increase non-acquisition related revenues. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. Our debt arrangements may also limit or prohibit acquisitions of businesses.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2004 Form 10-K, as amended. There were no significant changes in the Company's critical accounting policies during the six months ended September 30, 2004. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, valuation of deferred tax assets and liabilities, and other management estimates.

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

Consolidated Summary

	Three Months Ended September 30,			Six Months Ended September 30,
			Percent Change			Percent Change
	2004	2003		2004	2003
	(in thousands)			(in thousands)
Key performance metrics
Revenues	$328,022	$206,240	59.0%	$628,751	$373,438	68.4%
Operating income	$34,471	$21,231	62.4%	$64,268	$37,591	71.0%
Bookings	$344,304	$220,463	56.2%	$699,560	$413,882	69.0%
Other significant financial metrics
Interest and related expenses	$9,010	$4,149	117.2%	$18,005	$7,178	150.8%
Income taxes	$10,646	$7,420	43.5%	$19,346	$13,152	47.1%
Significant liquidity metrics(a)
Free cash flow	$19,369	$19,175	1.0%	$36,654	$15,167	141.7%
EBITDA	$45,233	$26,443	71.1%	$85,192	$47,571	79.1%

(a)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Three- and Six-Month Periods Ended September 30, 2004, Compared with the Three- and Six-Month Periods Ended September 30, 2003

        Revenues and operating income    Consolidated revenues and operating income for the three-month period ended September 30, 2004 increased approximately $121.8 million and $13.2 million, respectively, to $328.0 million and $34.5 million, respectively, as compared to the corresponding period in the prior year. The increase in revenues was primarily driven by our November 4, 2003 acquisition of IDT, which contributed incremental (quarter over quarter) revenues of $102.4 million to the three-month period ended September 30, 2004. Also contributing to the overall increase was higher ship propulsion engineering volume and increased shipments of combat display workstations, a certain uncooled infrared camera system, turbine engines for the U.S. Navy, and an international long-range infrared surveillance and observation system. Partially offsetting the overall increase in revenues were decreased shipments of rugged computers, certain target acquisition and missile control subsystems, and mission recorders. The growth in operating income was due primarily to the overall increase in revenues. IDT contributed incremental operating income of $10.6 million for the three-month period ended September 30, 2004. Partially offsetting the overall increase in operating income were certain legal, severance and program-related charges. See Operating Segments discussion below for additional information.

        Consolidated revenues and operating income for the six-month period ended September 30, 2004 increased approximately $255.3 million and $26.7 million, respectively, to $628.8 million and $373.4 million, respectively, as compared to the corresponding period in the prior year. The increase in revenues was primarily driven by our November 4, 2003 acquisition of IDT, which contributed incremental (period over period) revenues of $186.8 million to the six-month period ended September 30, 2004. Also contributing to the overall increase in revenues was higher ship propulsion engineering volume, and increased shipments of combat display workstations, the engineering and development of ship control and propulsion products, and airborne based electro-optical sighting systems. Partially offsetting the overall increase in revenues were decreased shipments of power conversion products for the U.S. Navy, certain target acquisition and fire control subsystems, and propulsion systems. IDT contributed incremental operating income of $20.1 million for the six-month period ended September 30, 2004. Partially offsetting the overall increase in operating income were certain legal, severance and program-related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Bookings increased $123.8 million, or 56.2%, in the three-month period ended September 30, 2004, versus the same period in the prior year. The primary driver of the overall increase was the acquisition of IDT, which contributed $95.0 million of bookings, as well as orders for certain infrared sighting and targeting systems, rugged computers and combat display workstations for the three months ended September 30, 2004.

        Bookings increased $285.7 million, or 69.0% for the six months ended September 30, 2004, versus the same period in the prior year. The primary driver of the overall increase was the acquisition of IDT, which contributed $217.2 million, as well as orders for certain infrared sighting and targeting systems, rugged computers, ship control cabinets and ship propulsion programs for the six months ended September 30, 2004.

        Interest and related expenses    Interest and related expenses increased $4.9 million and $10.8 million for the three- and six-month periods ended September 30, 2004, as compared to the same periods in the prior year. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and six- month periods ended September 30, 2004, as compared to the corresponding prior-year periods, substantially driven by the financing of the IDT merger. We had no borrowings outstanding under our revolving credit facility as of September 30, 2004 and 2003.

        Income taxes    The provision for income taxes for the three- and six-month periods ended September 30, 2004 reflects an estimated annual effective income tax rate of approximately 42.5%, as compared with 44% in the same periods last year. Factors contributing to the decrease in our effective tax rate include the impact of certain non-deductible expenses, and decreased losses at C4I Group's U.K. operation, for which the full tax benefit has not been recognized.

Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
	(in thousands, except for percentages)
C4I
Revenues*	$178,094	$123,718	44.0%	$346,255	$219,565	57.7%
Operating income	$18,078	$12,163	48.6%	$34,358	$22,310	54.0%
Operating margin	10.2%	9.8%	3.3%	9.9%	10.2%	(2.3%)
SR
Revenues*	$149,928	$82,522	81.7%	$282,496	$153,873	83.6%
Operating income	$16,434	$9,083	80.9%	$29,996	$15,311	95.9%
Operating margin	11.0%	11.0%	0.0%	10.6%	10.0%	6.0%
Other
Revenues	$—	$—	n/a	$—	$—	n/a
Operating (loss)	$(41)	$(15)	(173.3%)	$(86)	$(30)	(186.7%)
Operating margin	n/a	n/a	n/a	n/a	n/a	n/a

*
Revenues are net of intersegment revenues

Three-Month Period Ended September 30, 2004, Compared with the Three-Month Period Ended September 30, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $54.4 million, or 44.0%, to $178.1 million for the three months ended September 30, 2004 as compared to the corresponding prior-year period. Operating income increased $5.9 million or 48.6%, to $18.1 million. The increase in revenue is largely attributable to the four operating units included within the C4I Group that were acquired in our merger with IDT. The four legacy IDT operating units contributed incremental revenues of $36.7 million. Also contributing to the overall increase in revenues were higher ship propulsion engineering revenues, increased shipments of combat display workstations, turbine engines for the U.S. Navy, an international long-range infrared surveillance and observation system, and communications equipment. Partially offsetting the overall increase in revenues were decreased shipments of certain rugged computers and lower auxiliary gas turbine engine engineering volume.

        The increase in operating income for the three-month period ended September 30, 2004, as compared with the corresponding period in the prior year, was primarily driven by the overall increase in revenues. The legacy IDT operating units contributed $5.1 million of operating income to fiscal 2005 second quarter operating results. Operating income was unfavorably impacted by a $1.0 million increase in the estimated liability associated with the Miltope litigation (see Note 12 of our Consolidated Financial Statements), as well as $0.8 million in severance-related charges. For the three-month period ended September 30, 2003, operating income was unfavorably impacted by certain charges totaling $3.7 million. The charges were recorded for program cost growth of $1.7 million on certain surface search radar programs and $2.0 million for various other programs.

        Surveillance & Reconnaissance Group    Revenues increased $67.4 million, or 81.7%, to $149.9 million for the three-month period ended September 30, 2004, compared with the corresponding prior year period. Operating income increased $7.4 million, or 80.9%, to $16.4 million. The increase in revenues was primarily attributable to the three operating units that were acquired from our merger with IDT. The three legacy IDT operating units contributed incremental revenues of $65.7 million. Revenues were also favorably impacted by increased shipments of a certain uncooled infrared camera system, and unmanned aerial vehicles, as well as increased engineering and development of gimbals for an airborne-based mine clearing program. Partially offsetting the overall increase in revenues were lower shipments of certain target acquisition and missile control subsystems, mission recorders, and lower engineering and development volume on electro-optical sensors for weather satellites.

        The increase in operating income for the three-month period ended September 30, 2004, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as discussed above, as well as strong margins on our second generation forward looking infrared sighting system program. Our merger with IDT contributed $5.6 million in operating income in the three months ended September 30, 2004.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Six-Month Period Ended September 30, 2004, Compared with the Six-Month Period Ended September 30, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $126.7 million, or 57.7%, to $346.3 million for the six months ended September 30, 2004 as compared to the corresponding prior-year period. Operating income increased $12.0 million, or 54.0%, to $34.4 million. The increase in revenue is largely attributable to the legacy IDT operating units. The legacy IDT operating units contributed incremental revenues of $70.0 million. Also contributing to the overall increase in revenues were higher ship propulsion engineering revenues, increased shipments of combat display workstations, electromechanical motor controls and an international long-range infrared surveillance and observation system. Partially offsetting the overall increase in revenues were decreased engineering volume for certain auxiliary gas turbine engines and decreased shipments of certain intelligence equipment.

        The increase in operating income for the six-month period ended September 30, 2004, as compared with the corresponding period in the prior year, was primarily driven by the overall increase in revenues. The legacy IDT operating units contributed $9.8 million of operating income to the six-month period ended September 30, 2004. As discussed above, operating income was unfavorably impacted by a $1.0 million increase in the estimated liability associated with the Miltope litigation, $1.6 million in severance-related charges and $0.6 million in inventory write-offs on certain rugged computer systems. For the six months ended September 30, 2003, operating income was unfavorably impacted by certain charges totaling $5.9 million. The charges were recorded for program cost growth of $2.6 million on certain surface search radar programs, $2.7 million for various other programs and a $0.6 million charge for employee benefit liabilities in the group's U.K. operating unit.

        Surveillance & Reconnaissance Group    Revenues increased $128.6 million, or 83.6%, to $282.5 million for the six months ended September 30, 2004, compared with the corresponding prior-year period. Operating income increased $14.7 million, or 95.9%, to $30.0 million. The increase in revenues was primarily attributable to the legacy IDT operating units. The IDT operating units contributed incremental revenues of $116.8 million. Revenues were also favorably impacted by increased shipments of certain airborne-based electro-optical sighting and targeting systems, a certain uncooled infrared camera system, an airborne-based infrared counter measure program and certain infrared focal plane arrays. Partially offsetting revenues were lower shipments of certain target acquisition and missile control subsystems, and certain digital imaging programs, as well as lower engineering and development revenues on electro-optical sensors for weather satellites.

        This increase in operating income for the six-month period ended September 30, 2004, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as discussed above, as well as strong margins on our second generation forward looking infrared sighting system program. Our merger with IDT contributed $10.4 million in operating income to the six months ended September 30, 2004. Partially offsetting the overall increase in operating income was the unfavorable impact of a $1.0 million inventory write-down on certain uncooled infrared projects recorded in the first quarter of fiscal 2005. Operating income in the corresponding period reflected a $1.0 million charge for a thermal target and acquisition system program.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Liquidity and Capital Resources

        Cash Flows    The following table provides our cash flow data for the six months ended September 30, 2004 and 2003:

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$50,550	$24,279
Net cash used in investing activities	$(16,011)	$(16,359)
Net cash used in financing activities	$(19,780)	$(1,100)

        Operating activities    During the six months ended September 30, 2004, we generated $50.6 million of operating cash flow, $26.3 million more than the $24.3 million reported in the prior fiscal year. Net earnings increased by $9.4 million to $26.2 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $11.9 million over the corresponding prior fiscal year. These non-cash adjustments consist of depreciation and amortization of fixed assets and acquired intangible assets, changes in deferred income taxes, non-cash adjustments to accounts receivable and inventory reserves, amortization of debt-issuance costs, which are recognized as a component of interest and related expenses, and minority interest. The primary drivers of the increase in these non-cash adjustments were depreciation of fixed assets, related to increased capital investments in prior periods and amortization of identified acquired intangible assets and deferred financing fees established in the latter half of the prior year related to our acquisition of IDT. Changes in assets and liabilities, net of effects from business combinations, used $0.7 million for the six months ended September 30, 2004. We collected $32.8 million of cash from accounts receivable during the six months ended September 30, 2004. Inventories provided $1.4 million of cash. The cash provided by inventories was generated by decreases in certain power distribution control systems, automated test equipment and rugged computers and peripherals, offset in part by increases in Navy nuclear power control products, uncooled electro-optical sighting systems and combat display workstations. Accrued expenses and other current liabilities used $14.6 million of cash during the year. The cash used by these accounts primarily resulted from the liquidation of contract-related reserves, offset in part by increases in income taxes payable as income tax expense exceeded related payments. Net liquidations in customer advances used $16.9 million in cash. During the six months ended September 30, 2004, our pension and postretirement contributions exceeded related pension and postretirement expenditures recorded during the period, the net of which used approximately $3.1 million of cash.

        Investing activities    We paid $13.9 million for capital improvements during the six months ended September 30, 2004, as compared with $9.1 million in the corresponding prior-year period. We expect our capital expenditures to range between $30.0 million to $40.0 million in fiscal 2005, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. The Company paid $3.1 million of additional consideration to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies L.P.). Cash provided by other investing activities primarily consisted of cash payments received for the sale of certain property and equipment. A portion of the cash received related to the sale of certain held for sale property acquired with our acquisition of IDT.

        On November 5, 2004, we signed a definitive agreement to acquire certain assets and liabilities of a defense electronics company for $42.5 million in cash, with additional consideration payable upon achieving certain future contract awards. We expect to finance the acquisition with existing cash on hand. The acquisition is expected to close in the third quarter of fiscal 2005 and is subject to customary closing conditions, including regulatory approvals.

        Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our Credit Facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we determine to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

        Financing Activities    For the six months ended September 30, 2004, all financing activities resulted in a net decrease of $19.8 million in cash. The net decrease in cash reflects our discretionary pay down of $20.0 million of our term loan (for which we recorded a $0.5 million charge to interest and related expenses for the write-off of a portion of related debt issuance costs), and the payment of $1.5 million of other long-term borrowings. On October 29, 2004 the Company repaid an additional $5.0 million of its term loan at its discretion and recorded a $0.1 million charge to interest and related expenses for the write-off of debt issuance costs.

        On October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. The market value of the Notes at September 30, 2004 was approximately $364.0 million. See Note 13, "Guarantor and Non-guarantor Financial Statements," of our consolidated financial statements for additional disclosure.

        We have $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of September 30, 2004 and March 31, 2004, we had $193.6 million and $214.8 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens, on substantially all of the assets of'our subsidiary guarantors' and certain of DRS's other subsidiaries assets and by a pledge of certain of our non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on our term loans were 3.6% as of September 30, 2004 (3.0% as of March 31, 2004), excluding the impact of our interest rate swap agreements and the amortization of debt issuance costs. As of September 30, 2004, we had $135.9 million available under its revolving line of credit. There were no borrowings under our revolving line of credit as of September 30, 2004 and March 31, 2004.

        From time to time, we enter into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers. As of September 30, 2004, $43.2 million was contingently payable under letters of credit (approximately $1.5 million and $2.7 million of the letters of credit outstanding, as of September 30, 2004, were issued under our previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under our revolving line of credit).

        We have two interest rate swap agreements, each in the amount of $25.0 million expiring on September 30, 2008, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), respectively. These swap agreements effectively convert the variable interest rate on a total of $50.0 million of our term loan to a fixed interest rate. Under the terms of these swap agreements, we will pay or receive the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. These swap agreements are accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements are recorded as adjustments to accumulated other comprehensive earnings.

        We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both September 30, 2004 and March 31, 2004 was $3.1 million. During the six months ended September 30, 2004, we had an interest rate swap relating to the mortgage pursuant to which we received interest at a variable rate equal to the one-month LIBOR plus 1.65% and we paid interest at a fixed rate of 7.85%. During the third quarter of fiscal 2005, we terminated the swap for $0.4 million, an amount which approximated the fair value of the swap at September 30, 2004. At September 30, 2004, we also had $3.0 million outstanding on a promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002 acquisition of DKD, Inc. The remaining principal and related accrued interest were paid on October 12, 2004.

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

        Free Cash Flow    Free cash flow represents net cash flow provided by operating activities less capital expenditures. Free cash flow for the three and six months ended September 30, 2004 was

$0.2 million, and $21.5 million, respectively, greater than free cash flow of $19.2 million and $15.2 million in the corresponding prior-year period. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Earnings before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three and six months ended September 30, 2004 increased $18.8 million and $37.6 million, respectively, or 71.1% and 79.1%, respectively, when compared to $26.4 million and $47.6 million, respectively, in the corresponding periods in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and acquisition earnouts, as set forth in the table below:

	As of September 30, 2004
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$550,084	$5,753	$5,229	$5,117	$533,985
Operating lease commitments	100,539	23,579	35,753	22,882	18,325
Acquisition earnouts(a)	31,382	19,323	12,059	—	—

Total contractual obligations	$682,005	$48,655	$53,041	$27,999	$552,310

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

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At September 30, 2004, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$43,244	$38,614	$4,630	$—

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at September 30, 2004 was $1.29 billion, as compared with $1.22 billion at March 31, 2004. We booked $344.3 million and $699.6 million in new orders for the three and six months ended September 30, 2004.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three months ended September 30, 2004 and 2003 was $9.2 million and $2.7 million, respectively, and $18.0 million and $6.6 million for the six months ended September 30, 2004 and 2003, respectively. The overall increase in internal research and development expenditures during the three- and six-month periods ended September 30, 2004, as compared with the corresponding prior year periods, was impacted by the acquisition of IDT, which recorded $3.3 million and $6.9 million of internal research and development expenditures to the three- and six-month periods ended September 30, 2004, respectively.

36

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net earnings	$14,401	$9,443	$26,172	$16,739
Income taxes	10,646	7,420	19,346	13,152
Interest income	(169)	(179)	(298)	(516)
Interest and related expenses	9,010	4,149	18,005	7,178
Depreciation and amortization	11,345	5,610	21,967	11,018

EBITDA (a)	45,233	26,443	85,192	47,571
Income taxes	(10,646)	(7,420)	(19,346)	(13,152)
Interest income	169	179	298	516
Interest and related expenses	(9,010)	(4,149)	(18,005)	(7,178)
Deferred income taxes	(886)	(79)	(410)	82
Changes in assets and liabilities, net of effects from business combinations	(823)	8,416	(727)	(5,671)
Other, net	1,637	660	3,548	2,111

Net cash provided by operating activities	25,674	24,050	50,550	24,279
Capital expenditures	(6,305)	(4,875)	(13,896)	(9,112)

Free cash flow(b)	$19,369	$19,175	$36,654	$15,167

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

(b)
Free cash flow is defined as net cash provided by operating activities less capital expenditures. We disclose free cash flow because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital. We also use free cash flow as a performance measure as a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        See Part II, Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2004 for a discussion of the Company's exposure to market risks. For the six months ended September 30, 2004, there have been no significant changes to the Company's exposure to market risks.

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

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and this action is expected to go to trial in February 2005. We believe that we have meritorious defenses and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. As of September 30, 2004, we have accrued $2.0 million in connection with attempting to resolve this matter, including a $1.0 million charge to increase the accrual during the three-month period ended September 30, 2004. However, we may incur charges in excess of that amount, but are unable at this time to reasonably estimate the possible range of additional loss. We will continue to evaluate our estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on us, nor, to our knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, IDT retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who has reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of September 30, 2004 and March 31, 2004, we had approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event which we believe to be probable. In such event, we may incur charges in excess of that amount and/or may have our liability reduced to the extent that other PRPs are required to participate in the remediation effort. We will continue to evaluate our estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 5, 2004, The Company held its Annual Meeting of Stockholders at the Hanover Marriott, 1401 Route 10 East, Whippany, New Jersey, 07981. The following matters were submitted to a vote of stockholders:

  i.
  To elect four Class III directors, each to hold office for a term of three years; and

  ii.
  To consider and vote upon a proposal to ratify and approve the designation of KPMG LLP as DRS's independent registered public accounting firm.

With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved all proposals as follows:

	For	Withheld
Proposal (i):
William F. Heitmann	24,569,423	359,625
C. Shelton James	24,570,613	358,435
RADM Stuart F. Platt, USN (Ret.)	22,114,182	2,814,866
Eric J. Rosen	15,428,805	9,500,243
	For	Abstain	Against
Proposal (ii):	23,732,134	1,180,500	16,414

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
4.1
Form of Certificate of the Registrant's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8, Registration No. 333-14487).
4.2
Form of Stock Option Agreement relating to options granted under the Amended and Restated 1996 Omnibus Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement of Form S-8, Registration No. 333-119977).
4.3
Form of Restricted Stock Unit Agreement relating to restricted stock units granted under the Amended and Restated 1996 Omnibus Plan (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement of Form S-8, Registration No. 333-119977).
4.4
Form of Restricted Stock Agreement relating to restricted stock granted under the Amended and Restated 1996 Omnibus Plan (incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement of Form S-8, Registration No. 333-119977).
10.1*	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Mark S. Newman, dated August 18, 2004.
10.2*	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Paul G. Casner, Jr., dated August 18, 2004.
10.3*	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Nina Laserson Dunn, dated August 18, 2004.
10.4*	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Robert F. Mehmel, dated August 18, 2004.
10.5*	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated August 18, 2004.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: November 8, 2004	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Chief Financial Officer

QuickLinks

Index to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004
PART I—FINANCIAL INFORMATION
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
Condensed Consolidating Balance Sheet As of September 30, 2004 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2003 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2003 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2004 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2003 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES