Form 10-Q
period 2004-12-31
DRS TECHNOLOGIES INC
filed 2005-02-09
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
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

        As of February 4, 2005, 27,322,891 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	December 31, 2004	March 31, 2004
Assets
Current assets
Cash and cash equivalents	$258,169	$56,790
Accounts receivable, net of allowances for doubtful accounts of $3,539 and $3,996 as of December 31, 2004 and March 31, 2004, respectively	248,041	234,195
Inventories, net	188,744	175,439
Prepaid expenses, deferred income taxes and other current assets	17,210	18,943
Assets of discontinued operations	38,864	40,614

Total current assets	751,028	525,981

Property, plant and equipment, less accumulated depreciation of $97,800 and $72,759 at December 31, 2004 and March 31, 2004, respectively	139,661	142,378
Acquired intangible assets, net	92,926	97,922
Goodwill	827,424	798,883
Other noncurrent assets	31,408	29,788

Total assets	$1,842,447	$1,594,952

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,683	$5,864
Short-term bank debt	—	45
Accounts payable	100,412	84,292
Accrued expenses and other current liabilities	283,270	284,360
Liabilities of discontinued operations	11,263	12,757

Total current liabilities	397,628	387,318
Long-term debt, excluding current installments	748,551	565,530
Other liabilities	46,338	46,479

Total liabilities	1,192,517	999,327

Commitments and contingencies
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at December 31, 2004 and March 31, 2004	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 27,287,891 and 27,063,093 shares at December 31, 2004 and March 31, 2004, respectively	273	271
Additional paid-in capital	461,658	456,664
Retained earnings	182,880	139,247
Accumulated other comprehensive earnings	7,655	3,035
Unamortized stock compensation	(2,536)	(3,592)

Total stockholders' equity	649,930	595,625

Total liabilities and stockholders' equity	$1,842,447	$1,594,952

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues	$338,232	$274,381	$947,436	$647,819
Costs and expenses	298,983	246,498	845,881	582,345

Operating income	39,249	27,883	101,555	65,474
Interest income	389	84	687	600
Interest and related expenses	9,447	7,511	27,447	14,689
Other expense	303	203	455	452

Earnings from continuing operations before minority interest and income taxes	29,888	20,253	74,340	50,933
Minority interest	551	537	1,476	1,326

Earnings from continuing operations before income taxes	29,337	19,716	72,864	49,607
Income taxes	12,500	8,474	31,053	21,626

Earnings from continuing operations	16,837	11,242	41,811	27,981
Earnings from discontinued operations, net of tax	624	391	1,822	391

Net earnings	$17,461	$11,633	$43,633	$28,372

Net earnings per share of common stock:
Basic earnings per share:
Earnings from continuing operations	$0.62	$0.45	$1.55	$1.20
Earnings from discontinued operations, net of tax	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.64	$0.46	$1.61	$1.21
Diluted earnings per share:
Earnings from continuing operations	$0.60	$0.44	$1.51	$1.17
Earnings from discontinued operations, net of tax	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.62	$0.45	$1.57	$1.19

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash Flows from Operating Activities
Earnings from continuing operations	$41,811	$27,981
Adjustments to reconcile earnings from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	30,348	19,641
Stock-based compensation	923	94
Deferred income taxes	(378)	220
Inventory reserve and provision for doubtful accounts	2,925	2,663
Amortization and write-offs of deferred financing fees	2,576	1,214
Other, net	1,163	1,035
Changes in assets and liabilities, net of effects from business combinations:
(Increase) decrease in accounts receivable	(3,262)	7,131
Increase in inventories	(6,378)	(23,501)
Decrease (increase) in prepaid expenses and other current assets	1,422	(3,363)
Increase in accounts payable	16,318	416
Increase (decrease) in accrued expenses and other current liabilities	832	(4,852)
(Decrease) increase in customer advances	(4,520)	8,470
Other, net	(2,432)	(168)

Net cash provided by operating activities of continuing operations	81,348	36,981
Net cash provided by operating activities of discontinued operations	2,697	1,114

Net cash provided by operating activities	84,045	38,095
Cash Flows from Investing Activities
Capital expenditures	(20,742)	(15,693)
Acquisition-related payments, net	(45,141)	(243,999)
Disposition of property, plant and equipment	825	—
Other, net	228	1,158

Net cash used in investing activities of continuing operations	(64,830)	(258,534)
Net cash used in investing activities of discontinued operations	(596)	(176)

Net cash used in investing activities	(65,426)	(258,710)
Cash Flows from Financing Activities
Net (payments) borrowings of short-term debt	(82)	487
Additional borrowings of long-term debt	—	236,165
Proceeds from senior subordinated notes, including advanced interest	211,986	350,000
Debt issuance costs	(3,745)	(14,955)
Repayment of long-term debt	(30,218)	(419,343)
Proceeds from stock option exercises	3,316	1,041
Other, net	240	120

Net cash provided by financing activities of continuing operations	181,497	153,515
Net cash used in financing activities of discontinued operations	(23)	(4)

Net cash provided by financing activities	181,474	153,511
Effect of exchange rates on cash and cash equivalents	1,286	852

Net increase (decrease) in cash and cash equivalents	201,379	(66,252)
Cash and cash equivalents, beginning of period	56,790	95,938

Cash and cash equivalents, end of period	$258,169	$29,686

See accompanying Notes to Consolidated Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2004, the results of its operations for the three- and nine-month periods ended December 31, 2004 and 2003, and its cash flows for the nine-month periods ended December 31, 2004 and 2003. The results of operations for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2004, included in the Company's filing on Form 10-K, as amended, for the year ended March 31, 2004.

        As more fully described in Note 3, during the three months ended December 31, 2004, Company management agreed to a plan to sell two of the operating units acquired in connection with the Company's acquisition of Integrated Defense Technologies, Inc. The two operating units are DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). As a result of the planned divestiture, DRS Weather and DRS Broadcast's assets and liabilities to be disposed of are presented on the face of the balance sheet as "Assets of discontinued operations" and "Liabilities of discontinued operations", respectively, as of December 31, 2004. The results of operations of DRS Weather and DRS Broadcast for the three- and nine-month periods ended December 31, 2004 are included in the Consolidated Statements of Earnings as "Earnings from discontinued operations." The cash flows of the discontinued operations are also presented separately in the Consolidated Statement of Cash Flows for the nine months ended December 31, 2004. All corresponding prior year periods presented in the Consolidated Financial Statements have been restated to reflect the discontinued operations presentation.

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

        During the fourth quarter of the prior fiscal year, the Company implemented a new organizational operating structure that realigned its four legacy operating segments (i.e., the Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group, and the Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the

Surveillance and Reconnaissance Group (SR Group). See Note 12 for a description of the operations of the C4I Group and SR Group. All prior-year amounts presented by operating segment have been restated to reflect the new operating segment structure.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group's DRS Tactical Systems Ltd. operating unit, to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of the SR Group. Prior year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

2.     Acquisition

        On December 14, 2004, the Company acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $42.5 million in cash (subject to a working capital adjustment), with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets (for a period of three years). In addition to purchase price, the Company recorded approximately $0.3 million for acquisition-related costs. The results of NVEC's operations have been included in the Company's financial statements since the date of the acquisition.

        NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC is expected to enhance DRS's position in the uncooled infrared sensor and thermal imaging systems market, as well as provide increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company's SR Group.

        The Company is in the process of obtaining a third-party valuation of certain assets (including acquired intangible assets), as well as performing its own internal assessment of certain other assets and liabilities; thus the preliminary allocation of the purchase price will change, and such change could be significant. As of December 31, 2004, the excess of the purchase price over the carrying value of the net assets acquired was $32.8 million and this excess has been recorded as goodwill, which has been allocated to the SR Group; no amounts have been allocated to acquired intangible assets pending receipt of the third-party valuation. The Company expects to complete its purchase price allocation in the first quarter of fiscal 2006.

        The following unaudited pro forma combined financial statement information (pro forma information) shows the results of operations of DRS for the three-month period ended December 31, 2004 and 2003, and the nine-month periods ended December 31, 2004 and 2003, as though the acquisition of NVEC had occurred at the beginning of each period presented. The pro forma information does not reflect an estimate of amortization for acquired intangible assets, as the valuation of the acquired intangible assets is currently in process. The pro forma information reflects an adjustment to tax effect NVEC's pre-tax earnings, using a statutory tax rate of 40.5%. The pro forma information presented is based on a preliminary purchase price allocation. Actual adjustments will be based on analyses of the assets acquired and liabilities assumed, including identifiable tangible and intangible assets and deferred tax assets and liabilities, as well as estimates of useful lives of tangible and amortizable intangible assets, which will be completed after DRS obtains the third-party valuation, performs its own internal assessments and reviews all available data. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the beginning of the periods presented, or of the results of operations that may be attained by DRS in the future.

	Unaudited
	Three Months Ended December 31,		Nine Months Ended December 31
	2004	2003	2004	2003
	(in thousands, except per-share data)
Revenues	$359,152	$284,934	$1,018,280	$683,696
Earnings from continuing operations	$20,342	$13,094	$55,007	$35,352
Earnings from discontinued operations, net of tax	$624	$391	$1,822	$391
Net earnings	$20,966	$13,485	$56,829	$35,743
Basic Earnings Per Share
Earnings from continuing operations	$0.75	$0.52	$2.03	$1.51
Earnings from discontinued operatioins	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.77	$0.53	$2.10	$1.53
Diluted Earnings Per Share
Earnings from continuing operations	$0.73	$0.51	$1.98	$1.48
Earnings from discontinued operatioins	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.75	$0.52	$2.05	$1.50

3.     Discontinued Operations

        During the third quarter of fiscal 2005, Company management approved a plan to sell the assets and liabilities of two of its operating units, DRS Weather and DRS Broadcast. DRS Weather designs, develops and produces meteorological surveillance and analysis products, including Doppler weather radar systems, and DRS Broadcast is a manufacturer of radio frequency broadcast transmission equipment. On January 24, 2005, the Company signed a definitive agreement to sell both operating units to a single buyer for $31.5 million. The Company anticipates that it will record a gain in connection with the sale. The transaction is expected to close during the fourth quarter of fiscal 2005.

        A summary of the operating results of the discontinued operations for the three- and nine-month periods ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31
	2004	2003	2004	2003
	(in thousands)
Revenues	$8,212	$6,255	$27,759	$6,255

Earnings before income taxes	$1,030	$635	$3,020	$635
Income tax expense	406	244	1,198	244

Earnings from discontinued operations	$624	$391	$1,822	$391

        The assets and liabilities of the discontinued operations included in the December 31, 2004 and March 31, 2004 consolidated balance sheets are comprised of:

	December 31, 2004	March 31, 2004
	(in thousands)
Accounts receivable, net	$9,133	$11,679
Inventories, net	5,298	3,029
Property, plant and equipment	7,117	7,164
Goodwill	9,744	9,744
Acquired intangible assets, net	6,915	7,273
Other assets	657	1,725

Assets held for sale	$38,864	$40,614

Accounts payable	$1,843	$1,745
Accrued liabilities and other current liabilities	8,974	10,888
Other liabilities	446	124

Liabilities held for sale	$11,263	$12,757

4.     Stock-Based Compensation

        The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB Opinion No. 25). Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of the grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the quoted market price of DRS common stock on the date of grant.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock- Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair-value-based method of accounting for stock-based employee compensation, it would have recorded a non-cash expense for the estimated grant-date fair value of the stock options that the Company had granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported for the three- and nine-month periods ended December 31, 2004 and 2003, if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS 123. For purposes of determining the pro forma effects of SFAS 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per-share data)
Net earnings	17,461	11,633	43,633	28,372
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	173	56	549	56
Less: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,426)	(689)	(3,897)	(2,022)

Pro forma net earnings	$16,208	$11,000	$40,285	$26,406

Earnings per share:
Basic—as reported	$0.64	$0.46	$1.61	$1.21

Basic—pro forma	$0.60	$0.44	$1.49	$1.13

Diluted—as reported	$0.62	$0.45	$1.57	$1.19

Diluted—pro forma	$0.59	$0.43	$1.47	$1.12

5.     Inventories

        Inventories are summarized as follows:

		December 31, 2004	March 31, 2004
		(in thousands)
Work-in-process		$209,313	$180,044
General and administrative costs		43,180	37,854
Raw material and finished goods		23,042	24,123

		275,535	242,021
Less:	Progress payments and certain customer advances	(77,696)	(59,522)
	Inventory reserve	(9,095)	(7,060)

Total		$188,744	$175,439

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

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts charged to costs and expenses for the three- and nine-month periods ended December 31, 2004 and 2003. The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company's businesses that are not primarily U.S. Government contractors, as these costs are expensed as incurred:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Balance in inventory at beginning of period	$43,307	$33,339	$37,854	$26,219
Add: Incurred costs	50,729	40,943	150,068	103,619
Less: Amounts included in costs and expenses	(50,856)	(37,702)	(144,742)	(93,258)

Balance in inventory at end of period	$43,180	$36,580	$43,180	$36,580

        Total expenditures for internal research and development amounted to approximately $9.2 million and $7.1 million for the three-month periods ended December 31, 2004 and 2003, respectively, and $26.1 million and $13.8 million, respectively, for the nine-month periods then ended.

6.     Goodwill and Intangible Assets

        The following presents certain information about the Company's acquired intangible assets as of December 31, 2004 and March 31, 2004. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of December 31, 2004
Technology-based intangibles	19 years	$45,170	$(10,418)	$34,752
Customer-related intangibles	19 years	67,281	(9,107)	58,174

Total		$112,451	$(19,525)	$92,926

As of March 31, 2004
Technology-based intangibles	19 years	$45,170	$(8,951)	$36,219
Customer-related intangibles	19 years	67,281	(5,578)	61,703

Total		$112,451	$(14,529)	$97,922

        The aggregate acquired intangible asset amortization expense for the three-month periods ended December 31, 2004 and 2003 was $1.7 million and $1.6 million, respectively, and for the nine-month periods ended December 31, 2004 and 2003 was $5.0 million and $3.4 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at December 31,

2004, is estimated to be $6.6 million per year for fiscal 2005 through fiscal 2009 and $6.4 million for fiscal 2010.

        The following table reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2004 to December 31, 2004.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2004	$441,359	$357,524	$798,883
NVEC acquisition	—	32,800	32,800
IDT purchase price allocation adjustments(a)	2,660	(7,132)	(4,472)
Purchase price allocation — unexercised options(b)	—	(873)	(873)
Acquisition earn-out adjustment	—	118	118
Foreign currency translation adjustment	1,468	—	1,468
Return of escrowed purchase price	(500)	—	(500)

Balance as of December 31, 2004	$444,987	$382,437	$827,424

(a)
During the third quarter of fiscal 2004, the Company acquired IDT. The following table summarizes the IDT purchase price allocation adjustments recorded during the nine months ended December 31, 2004.

	C4I Group	SR Group	Total
	(in thousands)
Severance and related charges and facility exit costs	$2,801	$—	$2,801
Adjustments to fair value of acquired contracts, including the impact of contract options that expired unexercised	198	(6,436)	(6,238)
Other	(339)	(696)	(1,035)

Total	$2,660	$(7,132)	$(4,472)

  The $2.8 million increase to goodwill is associated with an IDT merger-related facility consolidation. The Company anticipates terminating a total of approximately sixty individuals and exiting a leased facility, with the severance and lease payments being completed by the first quarter of fiscal 2006 and fiscal 2007, respectively. During the nine months ended December 31, 2004, an immaterial amount of the facility consolidation accrual was expended.

(b)
The decrease to goodwill of $0.9 million reflects acquired contract options that expired unexercised during the nine months ended December 31, 2004.

7.     Product Warranties

        Product warranty costs are accrued when the products under warranty are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The following table presents the changes in the Company's accrual for product warranties for the nine months ended December 31, 2004 and 2003, which is included in accrued expenses and other current liabilities.

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Balance, beginning of period	$23,279	$19,365
Acquisition	25	6,000
Accruals for product warranties issued during the period	5,695	3,799
Settlements made during the period	(5,478)	(5,770)

Balance at December 31, 2004	$23,521	$23,394

8.     Debt

	December 31, 2004	March 31, 2004
	(in thousands)
Senior subordinated notes	$560,000	$350,000
Term loan	188,030	214,820
Other obligations	3,204	6,619

	751,234	571,439
Less:
Current installments of long-term debt	(2,683)	(5,864)
Short-term bank debt	—	(45)

Total long-term debt	$748,551	$565,530

        On October 30, 2003, the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and any future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, "Guarantor and Non-guarantor Financial Statements," for additional disclosure.

        On December 23, 2004 the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes due 2013. The notes were offered as additional debt securities under the Indenture with identical terms as the existing Notes. The notes were priced at 105 percent of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.2 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

        The Company was obligated, pursuant to the terms of its credit agreement, to offer the lenders under its senior credit facility (the Lenders) their pro rata share of the net proceeds of the offering. The Company made such offer and none of the Lenders requested their pro rata share.

        The fair value of the senior subordinated debt at December 31, 2004 was approximately $577.5 million.

        The Company has a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of December 31, 2004 and March 31, 2004, the Company had $188.0 million and $214.8 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on the Company's term loans was 4.1% as of December 31, 2004 (3.0% as of March 31, 2004), excluding the impact of the Company's interest rate swap agreements and the amortization of debt issuance costs. As of December 31, 2004, the Company had $141.9 million available under its revolving line of credit. There were no borrowings under the Company's revolving line of credit as of December 31, 2004 and March 31, 2004.

        During the nine months ended December 31, 2004, the Company repaid $25.0 million of its term loan, at its discretion, and recorded a $0.6 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs. On January 7, 2005, the Company repaid an additional $10.0 million of its term loan at its discretion and recorded a $0.2 million charge to interest and related expenses for the write-off of a portion of the debt issuance costs.

        From time to time, the Company enters into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advanced payments it has received from its customers. As of December 31, 2004, $35.6 million was contingently payable under letters of credit. Approximately $1.5 million and $1.1 million of the letters of credit outstanding as of December 31, 2004 were issued under the Company's previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under the Company's revolving line of credit.

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, which bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both December 31, 2004 and March 31, 2004 was $3.1 million. The Company had an interest rate swap relating to the mortgage that did not qualify for hedge accounting. Pursuant to the swap, the Company received interest at a variable rate equal to the one-month LIBOR plus 1.65% and paid interest at a fixed rate of 7.85%. During the third quarter of fiscal 2005, the Company terminated the swap and paid $0.4 million, an amount that approximated the fair value of the swap at termination. On October 12, 2004, the Company paid the remaining $3.0 million principal and related accrued interest on an $8.0 million promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002 acquisition of DKD, Inc.

        At December 31, 2004, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), respectively (both of which had expiration dates of September 30, 2008). The swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash, which will be amortized into earnings over the remaining life of the Company's term loan.

9.     Earnings Per Share

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per-share data)
Basic EPS computation
Earnings from continuing operations	$16,837	$11,242	$41,811	$27,981

Earnings from discontinued operations	624	391	1,822	391

Net earnings	$17,461	$11,633	$43,633	$28,372

Weighted average common shares outstanding	27,116	25,222	27,042	23,379

Basic earnings per share:
Earnings from continuing operations	$0.62	$0.45	$1.55	$1.20
Earnings from discontinued operations	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.64	$0.46	$1.61	$1.21
Diluted EPS computation
Earnings from continuing operations	$16,837	$11,242	$41,811	$27,981

Earnings from discontinued operations	624	391	1,822	391

Net earnings	$17,461	$11,633	$43,633	$28,372

Diluted common shares outstanding:
Weighted average common shares outstanding	27,116	25,222	27,042	23,379
Stock options, restricted stock and restricted stock units	846	477	688	499

Diluted common shares outstanding	27,962	25,699	27,730	23,878

Diluted earnings per share:
Earnings from continuing operations	$0.60	$0.44	$1.51	$1.17
Earnings from discontinued operations	$0.02	$0.02	$0.07	$0.02
Net earnings	$0.62	$0.45	$1.57	$1.19

        At December 31, 2004 and 2003, there were zero and 1,259,674 options outstanding, respectively, that are excluded from the quarterly EPS calculation because their inclusion would have had an antidilutive effect on EPS. At December 31, 2004 and 2003, there were 758,750 and 1,259,674 options outstanding, respectively, that are excluded from the year to date EPS calculation because their inclusion would have had an antidilutive effect on EPS.

10.   Comprehensive earnings

        The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2004 and 2003 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net earnings	$17,461	$11,633	$43,633	$28,372
Other comprehensive earnings:
Foreign currency translation adjustments	2,969	2,854	3,831	6,332
Unrealized net gains on cash flow hedges, net of income taxes	187	329	789	993

Comprehensive earnings	$20,617	$14,816	$48,253	$35,697

11.   Pensions and Other Employee Benefits

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three- and nine-month periods ended December 31, 2004 and 2003. These plans are more fully described in Note 12 to the Company's Consolidated Financial Statements for the year ended March 31, 2004.

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended December 31,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$961	$722	$134	$126	$104	$110
Interest cost	1,455	1,140	238	173	241	164
Expected return on plan assets	(1,600)	(1,110)	(23)	(8)	—	—
Amortization of unrecognized loss (gain)	32	135	23	(1)	1	31
Amortization of transition obligation	—	—	9	9	—	—
Amortization of unrecognized prior-service cost	1	—	—	—	194	74

Net periodic benefit cost	$849	$887	$381	$299	$540	$379

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Nine Months Ended December 31,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$2,883	$2,166	$402	$378	$312	$330
Interest cost	4,365	3,420	714	519	723	492
Expected return on plan assets	(4,800)	(3,330)	(69)	(24)	—	—
Amortization of unrecognized loss (gain)	96	405	69	(3)	3	93
Amortization of transition obligation	—	—	27	27	—	—
Amortization of unrecognized prior-service cost	3	—	—	—	582	222

Net periodic benefit cost	$2,547	$2,661	$1,143	$897	$1,620	$1,137

        In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. The Company elected the deferral provided by this FSP. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. In the second quarter of fiscal 2005, DRS determined that the Medicare Act had no impact on the financial statements of the Company, as the Company's postretirement plans that provide for Medicare payments have fixed employer funding requirements that are lower than the Medicare Act's minimum funding requirements and, therefore, are not actuarially equivalent to be eligible for a subsidy.

12.   Operating Segments

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

        The C4I Group is comprised of the following product categories: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications; Power Systems, which includes the naval and industrial power generation, conversion, propulsion, distribution and control systems lines; Intelligence Technologies, which includes signals intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals product lines.

        The SR Group is comprised of the following product categories: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces and markets electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, unmanned vehicles, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

        Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company. Information about the Company's operating segments for the three- and nine-month periods ended December 31, 2004 and 2003 is as follows.

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended December 31, 2004
Total revenues	$189,589	$151,745	$—	$341,334
Intersegment revenues	(556)	(2,546)	—	(3,102)

External revenues	$189,033	$149,199	$—	$338,232

Operating income (loss)	$23,095	$16,173	$(19)	$39,249
Assets of continuing operations	$778,182	$748,782	$276,619	$1,803,583
Depreciation and amortization	$3,145	$5,831	$725	$9,701
Capital expenditures	$3,033	$3,431	$698	$7,162
Three Months Ended December 31, 2003
Total revenues	$160,981	$114,378	$—	$275,359
Intersegment revenues	(420)	(558)	—	(978)

External revenues	$160,561	$113,820	$—	$274,381

Operating income (loss)	$16,364	$11,531	$(12)	$27,883
Assets of continuing operations	$768,944	$664,763	$172,665	$1,606,372
Depreciation and amortization	$3,315	$4,680	$627	$8,622
Capital expenditures	$2,180	$3,015	$1,386	$6,581
Nine Months Ended December 31, 2004
Total revenues	$517,207	$438,631	$—	$955,838
Intersegment revenues	(1,466)	(6,936)	—	(8,402)

External revenues	$515,741	$431,695	$—	$947,436

Operating income (loss)	$55,772	$45,888	$(105)	$101,555
Assets of continuing operations	$778,182	$748,782	$276,619	$1,803,583
Depreciation and amortization	$9,591	$18,721	$2,036	$30,348
Capital expenditures	$6,993	$11,799	$1,950	$20,742

	C4I Group	SR Group	Other	Total
	(in thousands)
Nine Months Ended December 31, 2003
Total revenues	$381,106	$268,798	$—	$649,904
Intersegment revenues	(980)	(1,105)	—	(2,085)

External revenues	$380,126	$267,693	$—	$647,819

Operating income (loss)	$38,674	$26,842	$(42)	$65,474
Assets of continuing operations	$768,944	$664,763	$172,665	$1,606,372
Depreciation and amortization	$7,271	$10,650	$1,720	$19,641
Capital expenditures	$4,811	$7,677	$3,205	$15,693

        The following table provides a reconciliation of total consolidated assets to total Assets of continuing operations presented above.

	December 31,
	2004	2003
Assets of continuing operations	1,803,583	1,606,372
Assets of discontinued operations	38,864	37,994

Total assets	1,842,447	1,644,366

13.   Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Cash paid for:
Income taxes	$7,271	$6,664
Interest	$30,523	$8,656
Noncash investing and financing activities:
Acquisition costs for business combinations, net	$4,946	$318

14.   Contingencies and Related Party Transactions

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In the Company's answer, the Company has denied the plaintiffs' allegations and intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and the trial began on February 7, 2005. The Company believes that it has meritorious defenses and does not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. The Company has accrued $2.0 million in connection with attempting to resolve this matter; including a $1.0 million charge recorded in the three-month period ended September 30, 2004. However, the Company may incur charges in excess of that amount, but is unable at this time to reasonably estimate the possible range of additional loss. The Company will continue to evaluate its estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who reviewed the existing documentation. Although the NPS has not yet made a demand on the Company, nor, to the Company's knowledge, on any other PRP, the agency informed the Company in late January 2005 that it intends to deliver an Engineering Evaluation/Cost Analysis Work Plan under CERCLA within the next several weeks. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of December 31, 2004 and March 31, 2004, the Company has approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event that the Company believes to be probable. In such event, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

        On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT, and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a Spectral Monitoring Subsystem, which is a component being supplied to ITT under ITT's prime contract with the US Army Communications-Electronics Command for an Integrated Monitoring and Power Control Subsystem for military satellite communications. Our answer to the claim is due on February 14, 2005. The Company believes that it has meritorious defenses, as well as potential counterclaims, and does not believe the action will have a material adverse effect on its financial position, results of operations or liquidity.

        Related Party Transactions The Company currently leases a building in Oakland, New Jersey, owned by LDR Realty Co., a partnership that was wholly owned in equal amounts by David E. Gross, DRS's cofounder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS's cofounder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark Newman, the Company's current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21,152 expires on April 30, 2007. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark Newman, succeeded to Leonard Newman's interest in LDR Realty Co.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the nine months ended December 31, 2004 and 2003. The amount paid to the firm during each period was approximately $0.7 million and $1.0 million, respectively.

        Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark Newman, is a partner, provided legal services to DRS during the three-months and nine months ended December 31, 2003. The amounts paid to the firm during each period were less than $10 thousand.

15.   Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 8, "Debt," at December 31, 2004, the Company has $550.0 million of 6 7/8% Senior Subordinated Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2004 and March 31, 2004, the Condensed Consolidating Statements of Earnings for the three- and nine-month periods ended December 31, 2004 and 2003, and the Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2004 and 2003 for:

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

Condensed Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$243,691	$1,981	$12,497	$—	$258,169
Accounts receivable, net	3	211,568	36,470	—	248,041
Inventories, net	—	147,543	41,201	—	188,744
Prepaid expenses, deferred income taxes and other current assets	861	14,474	2,425	(550)	17,210
Assets of discontinued operations	—	38,864	—	—	38,864
Intercompany receivables	490,714	9,449	23,819	(523,982)	—

Total current assets	735,269	423,879	116,412	(524,532)	751,028

Property, plant and equipment, net	9,745	123,232	6,684	—	139,661
Acquired intangibles, net	—	92,926	—	—	92,926
Goodwill	—	781,198	46,226	—	827,424
Deferred income taxes and other noncurrent assets	24,800	5,010	2,892	(1,294)	31,408
Investment in subsidiaries	397,168	49,635	—	(446,803)	—

Total assets	$1,166,982	$1,475,880	$172,214	$(972,629)	$1,842,447

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,360	$323	$—	$—	$2,683
Short-term bank debt	—	—	—	—	—
Accounts payable	2,520	76,846	21,046	—	100,412
Accrued expenses and other current liabilities	19,917	242,831	21,819	(1,297)	283,270
Liabilities of discontinued operations	—	11,263	—	—	11,263
Intercompany payables	3,141	526,130	43,512	(572,783)	—

Total current liabilities	27,938	857,393	86,377	(574,080)	397,628

Long-term debt, excluding current installments	745,668	2,883	—	—	748,551
Other liabilities	7,184	28,125	12,323	(1,294)	46,338

Total liabilities	780,790	888,401	98,700	(575,374)	1,192,517

Total stockholders' equity	386,192	587,479	73,514	(397,255)	649,930

Total liabilities and stockholders' equity	$1,166,982	$1,475,880	$172,214	$(972,629)	$1,842,447

Condensed Consolidating Balance Sheet
As of March 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$55,342	$(5,630)	$7,078	$—	$56,790
Accounts receivable, net	3	196,455	37,737	—	234,195
Inventories, net	—	140,469	35,056	(86)	175,439
Prepaid expenses, deferred income taxes and other current assets	6,208	11,654	1,256	(175)	18,943
Assets of discontinued operations	—	40,614	—	—	40,614
Intercompany receivables	539,192	121,242	27,841	(688,275)	—

Total current assets	600,745	504,804	108,968	(688,536)	525,981

Property, plant and equipment, net	9,853	126,165	6,360	—	142,378
Acquired intangibles, net	—	97,922	—	—	97,922
Goodwill	—	744,013	54,870	—	798,883
Deferred income taxes and other noncurrent assets	23,172	5,019	2,891	(1,294)	29,788
Investment in subsidiaries	380,049	35,636	—	(415,685)	—

Total assets	$1,013,819	$1,513,559	$173,089	$(1,105,515)	$1,594,952

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$504	$—	$—	$5,864
Short-term bank debt	—	1	44	—	45
Accounts payable	2,415	70,442	11,435	—	84,292
Accrued expenses and other current liabilities	19,315	244,479	20,634	(68)	284,360
Liabilities of discontinued operations	—	12,757	—	—	12,757
Intercompany payables	89,148	575,893	72,545	(737,586)	—

Total current liabilities	116,238	904,076	104,658	(737,654)	387,318

Long-term debt, excluding current installments	562,461	3,069	—	—	565,530
Other liabilities	6,724	30,159	10,890	(1,294)	46,479

Total liabilities	685,423	937,304	115,548	(738,948)	999,327

Total stockholders' equity	328,396	576,255	57,541	(366,567)	595,625

Total liabilities and stockholders' equity	$1,013,819	$1,513,559	$173,089	$(1,105,515)	$1,594,952

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$288,772	$55,703	$(6,243)	$338,232
Costs and expenses	19	252,313	52,896	(6,245)	298,983

Operating income	(19)	36,459	2,807	2	39,249
Interest income	302	62	25	—	389
Interest and related expenses	9,334	69	44	—	9,447
Other income (expense), net	26	(123)	(206)	—	(303)
Management fees	485	(446)	(39)	—	—
Royalties	586	—	(586)	—	—
Intercompany interest	6,289	(6,303)	14	—	—

Earnings before minority interest and income taxes	(1,665)	29,580	1,971	2	29,888
Minority interests	—	—	551	—	551

Earnings before income taxes	(1,665)	29,580	1,420	2	29,337
Income taxes	(709)	12,604	604	1	12,500

Earnings from continuing operations	(956)	16,976	816	1	16,837
Earnings from discontinued operations, net of tax	—	624	—	—	624

Net earnings	$(956)	$17,600	$816	$1	$17,461

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$226,760	$61,207	$(13,586)	$274,381
Costs and expenses	26	202,170	57,890	(13,588)	246,498

Operating income	(26)	24,590	3,317	2	27,883
Interest income	71	1	12	—	84
Interest and related expenses	7,428	51	32	—	7,511
Other income (expense), net	39	54	(296)	—	(203)
Management fees	350	(323)	(27)	—	—
Royalties	501	—	(501)	—	—
Intercompany interest	706	(152)	(300)	(254)	—

Earnings before minority interest and income taxes	(5,787)	24,119	2,173	(252)	20,253
Minority interests	—	—	537	—	537

Earnings before income taxes	(5,787)	24,119	1,636	(252)	19,716
Income taxes	(2,505)	10,384	706	(111)	8,474

Earnings from continuing operations	(3,282)	13,735	930	(141)	11,242
Earnings from discontinued operations, net of tax	—	391	—	—	391

Net earnings	$(3,282)	$14,126	$930	$(141)	$11,633

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$808,499	$153,822	$(14,885)	$947,436
Costs and expenses	102	712,866	147,881	(14,968)	845,881

Operating income	(102)	95,633	5,941	83	101,555
Interest income	575	62	50	—	687
Interest and related expenses	27,194	128	125	—	27,447
Other income (expense), net	121	(82)	(494)	—	(455)
Management fees	1,320	(1,212)	(108)	—	—
Royalties	1,378	—	(1,378)	—	—
Intercompany interest	20,647	(20,298)	(349)	—	—

Earnings before minority interest and income taxes	(3,255)	73,975	3,537	83	74,340
Minority interests	—	—	1,476	—	1,476

Earnings before income taxes	(3,255)	73,975	2,061	83	72,864
Income taxes	(1,386)	31,524	878	37	31,053

Earnings from continuing operations	(1,869)	42,451	1,183	46	41,811
Earnings from discontinued operations, net of tax	—	1,822	—	—	1,822

Net earnings	$(1,869)	$44,273	$1,183	$46	$43,633

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$535,551	$121,770	$(9,502)	$647,819
Costs and expenses	56	477,531	114,260	(9,502)	582,345

Operating income	(56)	58,020	7,510	—	65,474
Interest income	472	1	127	—	600
Interest and related expenses	14,248	220	221	—	14,689
Other income (expense), net	127	161	(740)	—	(452)
Management fees	896	(817)	(79)	—	—
Royalties	1,083	—	(1,083)	—	—
Intercompany interest	1,792	(883)	(909)	—	—

Earnings before minority interest and income taxes	(9,934)	56,262	4,605	—	50,933
Minority interests	—	—	1,326	—	1,326

Earnings before income taxes	(9,934)	56,262	3,279	—	49,607
Income taxes	(4,330)	24,527	1,429	—	21,626

Earnings from continuing operations	(5,604)	31,735	1,850	—	27,981
Earnings from discontinued operations, net of tax	—	391	—	—	391

Net earnings	$(5,604)	$32,126	$1,850	$—	$28,372

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(29,729)	$97,020	$14,057	$—	$81,348
Net cash provided by operating activities of discontinued operations	—	2,697	—	—	2,697

Net cash (used in) provided by operating activities	(29,729)	99,717	14,057	—	84,045
Cash Flows from Investing Activities
Capital expenditures	(1,950)	(17,348)	(1,444)	—	(20,742)
Acquisition-related payments	(494)	(44,647)	—	—	(45,141)
Other investing activities	39	874	140	—	1,053

Net cash used in investing activities of continuing operations	(2,405)	(61,121)	(1,304)	—	(64,830)
Net cash used in investing activities of discontinued operations	—	(596)	—	—	(596)

Net cash used in investing activities	(2,405)	(61,717)	(1,304)	—	(65,426)
Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(82)	—	(82)
Proceeds from senior subordinated notes	211,986	—	—	—	211,986
Debt issuance costs	(3,745)	—	—	—	(3,745)
Repayments on long-term debt	(29,793)	(425)	—	—	(30,218)
Proceeds from stock option exercises	3,316	—	—	—	3,316
Borrowings from (repayments to) Parent Company	38,719	(30,181)	(8,538)	—	—
Other, net	—	240	—	—	240

Net cash provided by (used in) financing activities of continuing operations	220,483	(30,366)	(8,620)	—	181,497
Net cash used in financing activities of discontinued operations	—	(23)	—	—	(23)

Net cash provided by (used in) financing activities	220,483	(30,389)	(8,620)	—	181,474
Effects of exchange rates on cash and cash equivalents	—	—	1,286	—	1,286

Net increase in cash and cash equivalents	188,349	7,611	5,419	—	201,379
Cash and cash equivalents, beginning of year	55,342	(5,630)	7,078	—	56,790

Cash and cash equivalents, end of year	$243,691	$1,981	$12,497	$—	$258,169

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2003
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(143,508)	$171,018	$9,471	$—	$36,981
Net cash provided by operating activities of discontinued operations	—	1,114	—	—	1,114

Net cash (used in) provided by operating activities	(143,508)	172,132	9,471	—	38,095

Cash Flows from Investing Activities
Capital expenditures	(3,207)	(11,742)	(744)	—	(15,693)
Acquisition-related payments	(202,375)	(18,223)	(23,401)	—	(243,999)
Other investing activities	326	834	(2)	—	1,158

Net cash used in investing activities of continuing operations	(205,256)	(29,131)	(24,147)	—	(258,534)
Net cash used in investing activities of discontinued operations	—	(176)	—	—	(176)

Net cash used in investing activities	(205,256)	(29,307)	(24,147)	—	(258,710)

Cash Flows from Financing Activities
Net borrowings of short-term debt	—	—	487	—	487
Additional borrowings of long-term debt	236,000	165	—	—	236,165
Proceeds from senior subordinated notes	350,000	—	—	—	350,000
Debt issuance costs	(14,955)	—	—	—	(14,955)
Repayments on long-term debt	(418,891)	(452)	—	—	(419,343)
Proceeds from stock option exercises	1,041	—	—	—	1,041
Borrowings from (repayments to) Parent Company	131,704	(142,748)	11,044	—	—
Other, net	120	—	—	—	120

Net cash provided by (used in) financing activities of continuing operations	285,019	(143,035)	11,531	—	153,515
Net cash provided by (used in) financing activities of discontinued operations	—	(4)	—	—	(4)

Net cash provided by (used in) financing activities	285,019	(143,039)	11,531	—	153,511

Effects of exchange rates on cash and cash equivalents	—	(558)	1,410	—	852

Net decrease in cash and cash equivalents	(63,745)	(772)	(1,735)	—	(66,252)
Cash and cash equivalents, beginning of year	88,114	3,251	4,573	—	95,938

Cash and cash equivalents, end of year	$24,369	$2,479	$2,838	$—	$29,686

16.    Recently Issued Accounting Pronouncements

        In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers" (FSP 109-1), and FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (FSP 109-2).

        FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company will recognize a reduction in its provision for income taxes for the domestic production activities in the quarterly period(s) in which the Company is eligible for the deduction.

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the fiscal year ending March 31, 2005 or 2006. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense (or benefit) included in these consolidated financial statements as of and for the three and nine months ended December 31, 2004.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, beginning on April 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition but does not expect SFAS No. 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R no later than July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included in Note 4 above.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the quarter, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a discussion of business combination and disposal activity and a company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows, and discuss our financial commitments under "Liquidity and Capital Resources" and "Contractual Obligations", respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained in our March 31, 2004 Form 10-K, as amended.

        As more fully described in "Business Combinations and Disposals" below, during the three months ended December 31, 2004, we committed to a plan to sell two of the operating units that we acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. The two operating units are DRS Weather Systems, Inc. and DRS Broadcast Technology. We have restated our financial statements and other related financial data presented in this MD&A to reflect the two operating units as discontinued operations.

        During the fourth quarter of the prior fiscal year, we implemented a new organizational operating structure that realigned our four legacy operating segments (i.e., Electronic Systems Group, Electro-Optical Systems Group, Flight Safety and Communications Group, and Intelligence, Training and Test Group) into two operating segments. The two new operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by operating segment have been restated to reflect the new organizational operating structure.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group's DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of our SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

Business Combinations and Disposals

        During the third quarter of fiscal 2005, we committed to a plan to sell the assets and liabilities of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). DRS Weather designs, develops and produces meteorological surveillance and analysis products, including Doppler weather radar systems, and DRS Broadcast is a manufacturer of radio frequency broadcast transmission equipment. On January 24, 2005, the Company signed a definitive agreement to sell both operating units to a single buyer for $31.5 million. The Company anticipates that it will record a gain in connection with the sale. The transaction is expected to close during the fourth quarter of fiscal 2005. We have restated our financial statements, related financial statement data and discussions in this MD&A to present the operating results of these operating units as discontinued operations.

        On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $42.5 million in cash (subject to a working capital adjustment), with additional consideration of up to a maximum of $37.5 million payable upon achieving certain revenue targets. The results of NVEC's operations have been included in our financial statements since the date of the acquisition.

        NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC is expected to enhance our position in the uncooled infrared sensor and thermal imaging systems market, as well as provide us with increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of our SR Group.

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

Company Overview

        DRS is primarily a supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders and deployable flight incident recorders.

        Our C4I Group is comprised of the following product categories: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications; Power Systems, which includes the naval and industrial power generation, conversion, propulsion, distribution and control systems lines; Intelligence Technologies, which includes signals intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals product lines.

        Our SR Group is comprised of the following product categories: Reconnaissance, Surveillance and Target Acquisition, which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, and aircraft weapons alignment systems and provides electro-optical system manufacturing services; Training & Control Systems, which develops and produces air combat training, unmanned vehicles, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics systems and vehicle electronics.

        The substantial majority of our sales are generated using written contractual arrangements. These contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided to us by our customers. Our primary "end-use" customer is the U.S. Department of Defense (DoD).

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

        Our strategy is designed to capitalize on the breadth of our technology base and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix; with limited reliance on any single program, a significant follow-on business and an attractive customer profile.

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

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2004 Form 10-K, as amended. There were no significant changes in the Company's critical accounting policies during the nine months ended December 31, 2004. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, valuation of deferred tax assets and liabilities, and other management estimates.

Results of Continuing Operations

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

	Three Months Ended December 31,			Nine Months Ended December 31,
			Percent Change			Percent Change
	2004	2003		2004	2003
	(in thousands)			(in thousands)
Key performance metrics
Revenues	$338,232	$274,381	23.3%	$947,436	$647,819	46.3%
Operating income	$39,249	$27,883	40.8%	$101,555	$65,474	55.1%
Bookings	$359,840	$353,433	1.8%	$1,038,775	$767,315	35.4%
Other significant financial metrics
Interest and related expenses	$9,447	$7,511	25.8%	$27,447	$14,689	86.9%
Income taxes	$12,500	$8,474	47.5%	$31,053	$21,626	43.6%
Significant liquidity metrics(a)
Free cash flow	$26,825	$6,121	338.2%	$60,606	$21,288	184.7%
EBITDA	$48,096	$35,765	34.5%	$129,972	$83,337	56.0%

(a)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Three- and Nine-Month Periods Ended December 31, 2004, Compared with the Three- and Nine-Month Periods Ended December 31, 2003

        Revenues and operating income    Consolidated revenues and operating income for the three-month period ended December 31, 2004 increased $63.9 million and $11.4 million, respectively, to $338.2 million and $39.2 million, respectively, as compared to the corresponding period in the prior year. The increase in revenues was largely driven by our November 4, 2003 acquisition of IDT, which contributed incremental (current quarter over corresponding prior year quarter) revenues of $39.4 million. Also contributing to the overall increase in revenues were increased shipments of rugged computer systems and combat display workstations, airborne electro-optical infrared sighting systems, and unmanned aerial vehicles. The continued growth of our power systems-related product lines also contributed to the increase in revenues. Our acquisition of NVEC added $1.3 million of revenues to the three-month period ended December 31, 2004. Partially offsetting the overall increase in revenues were decreased shipments of certain ground based electro-optical surveillance and targeting systems and border surveillance systems. The growth in operating income in the third quarter of fiscal 2005, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and strong margins from certain ground-based infrared systems. The acquired IDT operating units contributed incremental operating income of $4.7 million for the three-month period ended December 31, 2004. Partially offsetting the overall increase in operating income was the impact of a $1.0 million charge recorded in the third quarter of fiscal 2005 for a legal matter in our SR Group.

        Consolidated revenues and operating income for the nine-month period ended December 31, 2004 increased approximately $299.6 million and $36.1 million, respectively, to $947.4 million and $101.6 million, respectively, as compared to the corresponding period in the prior year. The increase in revenues was primarily driven by our November 4, 2003 acquisition of IDT, which contributed incremental (year to date period over corresponding prior year to date period) revenues of $207.2 million. Also contributing to the overall increase in revenues was higher ship propulsion-related volume, increased shipments of certain rugged computers, combat display workstations, and airborne based electro-optical sighting systems. Partially offsetting the overall increase in revenues were decreased shipments of certain ground-based infrared systems. The growth in operating income in the nine months ended December 31, 2004, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and strong margins from certain ground-based infrared systems. The acquired IDT operating units contributed incremental operating income of $23.7 million for the nine-month period ended December 31, 2004. Partially offsetting the overall increase in operating income were certain legal, severance and program-related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Bookings for the three months ended December 31, 2004 increased $6.4 million, versus the same period in the prior year, to $359.8 million. Bookings for the nine months ended December 31, 2004 increased $271.5 million, versus the same period in the prior year, to $1.04 billion. The primary driver of the overall increase was the acquisition of IDT, which contributed incremental bookings of $231.7 million.

        Interest and related expenses    Interest and related expenses increased $1.9 million and $12.8 million for the three- and nine-month periods ended December 31, 2004, as compared to the same periods in the prior year, to $9.4 million and $27.4 million, respectively. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and nine- month periods ended December 31, 2004, as compared to the corresponding prior-year periods. The financing of our IDT merger substantially drove the increase in average borrowings outstanding. On December 23, 2004, we issued $200 million of 6 7/8% senior subordinated notes, due 2013. The notes were priced at 105 percent of the principal amount, reflecting an effective interest rate of approximately 6.13% (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility as of December 31, 2004 and 2003.

        Income taxes    The provision for income taxes for both the three- and nine-month periods ended December 31, 2004, reflects an estimated annual effective income tax rate of approximately 42.6%, as compared with 43.0% and 43.6%, respectively, in the same periods last year. Factors contributing to the decrease in our effective tax rate include the impact of certain non-deductible expenses, and decreased losses at C4I Group's U.K. operation, for which the full tax benefit has not been recognized.

Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended December 31,		Three Months Ended Percent Changes	Nine Months Ended December 31,		Nine Months Ended Percent Changes
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
	(in thousands, except for percentages)
C4I
Revenues*	$189,033	$160,561	17.7%	$515,741	$380,126	35.7%
Operating income	$23,095	$16,364	41.1%	$55,772	$38,674	44.2%
Operating margin	12.2%	10.2%	19.9%	10.8%	10.2%	6.3%
SR
Revenues*	$149,199	$113,820	31.1%	$431,695	$267,693	61.3%
Operating income	$16,173	$11,531	40.3%	$45,888	$26,842	71.0%
Operating margin	10.8%	10.1%	6.9%	10.6%	10.0%	6.0%
Other
Operating loss	$(19)	$(12)	(58.3%)	$(105)	$(42)	(150.0%)

*
Revenues are net of intersegment revenues.

Three-Month Period Ended December 31, 2004, Compared with the Three-Month Period Ended December 31, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $28.5 million, or 17.7%, to $189.0 million for the three-month period ended December 31, 2004, as compared to the corresponding prior-year period. Operating income increased $6.7 million, or 41.1%, to $23.1 million. The increase in revenue is largely attributable to increased shipments of rugged computer systems and combat display workstations, as well as increased ship propulsion-related engineering volume. The two operating units included within the C4I Group that were acquired in our merger with IDT contributed $10.2 million of incremental revenues. Partially offsetting the overall increase in revenues were decreased shipments of certain border surveillance and ship control programs. The increase in operating income for the three-month period ended December 31, 2004, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as well as the $3.9 million incremental operating income contribution from the legacy IDT operating units. Operating income for the three months ended December 31, 2003 reflects charges recorded for program cost growth of $0.9 million on certain radar programs and $1.3 million for various other programs.

        Surveillance & Reconnaissance Group    Revenues increased $35.4 million, or 31.1%, to $149.2 million for the three-month period ended December 31, 2004, as compared with the corresponding prior-year period. Operating income increased $4.6 million, or 40.3%, to $16.2 million. The increase in revenues was primarily attributable to the three operating units that were acquired from our merger with IDT. The three legacy IDT operating units contributed incremental revenues of $29.2 million. Revenues were also favorably impacted by increased shipments of a certain airborne electro-optical infrared sighting systems, a certain airborne infrared counter measure program and unmanned aerial vehicles. Partially offsetting the overall increase in revenues were lower shipments of a certain ground based electro optical reconnaissance, surveillance and targeting platform. The increase in operating income for the three-month period ended December 31, 2004, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as well as strong margins on a certain ground based electro optical reconnaissance, surveillance and targeting platform. The legacy IDT operating units contributed $0.8 million of incremental operating income, net of a $1.0 million litigation-related charge recorded in the third quarter of fiscal 2005.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Nine-Month Period Ended December 31, 2004, Compared with the Nine-Month Period Ended December 31, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $135.6 million, or 35.7%, to $515.7 million for the nine-month period ended December 31, 2004, as compared to the corresponding prior-year period. Operating income increased $17.1 million, or 44.2%, to $55.8 million. The increase in revenue is largely attributable to the legacy IDT operating units. The legacy IDT operating units contributed incremental revenues of $60.8 million. Also contributing to the overall increase in revenues was higher ship propulsion engineering volume, increased shipments of combat display workstations, secure telephone and communications equipment and an international long-range infrared surveillance and observation system. Partially offsetting the overall increase in revenues was decreased volume for nuclear instrumentation and control systems and naval power control systems. The increase in operating income for the nine-month period ended December 31, 2004, as compared with the corresponding period in the prior year, was primarily driven by the overall increase in revenues. The legacy IDT operating units contributed $12.3 million of operating income to the nine-month period ended December 31, 2004. Operating income for the nine months ended December 31, 2004 was unfavorably impacted by a $1.0 million increase in the estimated liability associated with the Miltope litigation, $1.6 million in severance-related charges and $0.6 million in inventory write-offs on certain rugged computer systems. For the nine months ended December 31, 2003, operating income was unfavorably impacted by certain program charges totaling $6.6 million. The charges were recorded for program cost growth of $3.6 million on certain surface search radar programs and $3.0 million for various other programs.

        Surveillance & Reconnaissance Group    Revenues increased $164.0 million, or 61.3%, to $431.7 million for the nine months ended December 31, 2004, as compared to the corresponding prior-year period. Operating income increased $19.0 million, or 71.0%, to $45.9 million. The increase in revenues was primarily attributable to the legacy IDT operating units. The IDT operating units contributed incremental revenues of $146.5 million. Revenues were also favorably impacted by increased shipments of certain airborne-based electro-optical sighting and targeting systems, an airborne-based infrared counter measure program and certain infrared focal plane arrays. Partially offsetting the overall increase in revenues were lower shipments of certain ground-based electro-optical infrared sighting and targeting systems. This increase in operating income for the nine-month period ended December 31, 2004, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as well as strong margins on a certain ground based electro optical reconnaissance, surveillance and targeting platform. The legacy IDT operating units contributed $11.5 million in incremental operating income, net of a $1.0 million litigation-related charge recorded in the third quarter of fiscal 2005. Partially offsetting the overall increase in operating income was the impact of a $1.0 million inventory write-down on certain uncooled infrared programs recorded in the first quarter of fiscal 2005.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Results of Discontinued Operations

        A consolidated summary of the operating results of the discontinued operations for the three- and nine-month periods ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Revenues	$8,212	$6,255	$27,759	$6,255

Earnings before taxes	$1,030	$635	$3,020	$635
Income tax expense	406	244	1,198	244

Earnings from discontinued operations	$624	$391	$1,822	$391

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$84,045	$38,095
Net cash used in investing activities	$(65,426)	$(258,710)
Net cash used in financing activities	$181,474	$153,511

        Operating activities    During the nine months ended December 31, 2004, we generated $84.0 million of operating cash flow, $45.9 million more than the $38.1 million reported in the prior fiscal year. Earnings from continuing operations increased $13.8 million to $41.8 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $12.7 million over the corresponding prior fiscal period. These non-cash adjustments consist of depreciation and amortization of fixed assets and acquired intangible assets, stock-based compensation, changes in deferred income taxes, non-cash adjustments to inventory reserves and provision for doubtful accounts, amortization and write-offs of deferred financing fees, which are recognized as a component of interest and related expenses, and minority interest. The primary drivers of the increase in these non-cash adjustments were depreciation of fixed assets, related to increased capital investments in prior periods and amortization of identified acquired intangible assets and deferred financing fees established in the latter half of the prior year related to our acquisition of IDT.

        Changes in assets and liabilities, net of effects from business combinations, provided $2.0 million for the nine months ended December 31, 2004. Accounts receivable and inventories used $3.3 million and $6.4 million of cash, respectively, for the nine months ended December 31, 2004. Increased inventories in certain of our combat display workstation, electro-optical infrared sighting and targeting and power distribution control businesses were off-set, in part, by decreased inventories in certain of our shipboard network control systems and signal intelligence businesses. Accounts payable increased $16.3 million. Purchases required to build inventories and acquire capital exceeded related payments. Accrued expenses and other current liabilities provided $0.8 million of cash during the year. The cash provided by these accounts primarily resulted from increases in income taxes payable, as income tax expense exceeded related payments, offset in part, by the liquidation of contract-related reserves. Net liquidations in customer advances used $4.5 million in cash. Discontinued operations provided $2.7 million of cash.

        Investing activities    We paid $20.7 million for capital improvements during the nine months ended December 31, 2004, as compared with $15.7 million in the corresponding prior-year period. We expect our capital expenditures to range between $30.0 million to $35.0 million in fiscal 2005, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Acquisition-related payments totaled $45.1 million consisting of $42.5 million paid to acquire NVEC, $3.1 million of additional consideration paid to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies L.P.) offset, in part, by $0.5 million received in settlement of certain issues related to a prior acquisition that was recorded as a reduction in purchase price. Discontinued operations used $0.6 million for investing activities, which consisted principally of capital expenditures.

        As discussed above, on January 24, 2005, we signed a definitive agreement to sell two of our operating units to a single buyer for $31.5 million. The transaction is expected to close during the fourth quarter of fiscal 2005. We are obligated, pursuant to the terms of our credit agreement, to make mandatory principal payments with the net cash proceeds from the sale or other disposition of assets, unless such proceeds have been, or will be, committed to be reinvested into similar replacement assets within a certain amount of time. We believe that we will reinvest the net proceeds from the sale into similar replacement assets within the time allotted in our credit agreement.

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

        Financing Activities    For the nine months ended December 31, 2004, financing activities provided $181.5 million in cash. We received $208.2 million of net proceeds from the issuance of an additional $200.0 million aggregate principal amount of our 6 7/8% senior subordinated notes due 2013 (see below), and repaid $30.2 million of our long-term debt. Payments on long-term debt included $26.8 million of payments on our term loan, $25.0 million of which was paid at our discretion. Our discretionary term loan payments caused us to record a $0.6 million charge to interest and related expenses for the write-off of a portion of the related debt issuance costs. The remaining proceeds consisted primarily of cash received from the exercise of stock options.

        On October 30, 2003, we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's current and any future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes.

        On December 23, 2004 we issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes due 2013. The notes were offered as additional debt securities under the Indenture with identical terms as the existing Notes. The notes were priced at 105 percent of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.2 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

        We were obligated, pursuant to the terms in our credit agreement, to offer the lenders under our senior credit facility (our Lenders) their pro rata share of the net proceeds of the offering. We made such offer and none of the lenders requested their pro rata share.

        The fair value of the senior subordinated debt at December 31, 2004 was approximately $577.5 million.

        We have a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of December 31, 2004 and March 31, 2004, we had $188.0 million and $214.8 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the our subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of certain of the our non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on the our term loans was 4.1% as of December 31, 2004 (3.0% as of March 31, 2004), excluding the impact of our interest rate swap agreements and the amortization of debt issuance costs. As of December 31, 2004, we had $141.9 million available under our revolving line of credit. There were no borrowings under our revolving line of credit as of December 31, 2004 and March 31, 2004.

        During the nine months ended December 31, 2004, we repaid $25.0 million of the term loan, at our discretion, and recorded a $0.6 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs. On January 7, 2005, we prepaid an additional $10.0 million of our term loan and recorded a $0.2 million charge to interest and related expenses for the write-off of a portion of the debt issuance costs.

        From time to time, we enter into standby letter-of-credit agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advanced payments we have received from our customers. As of December 31, 2004, $35.6 million was contingently payable under letters of credit. Approximately $1.5 million and $1.1 million of the letters of credit outstanding as of December 31, 2004 were issued under our previous credit agreement and IDT's previous credit agreement, respectively, and are not considered when determining the availability under our revolving line of credit.

        We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage at both December 31, 2004 and March 31, 2004 was $3.1 million. We had an interest rate swap relating to the mortgage that did not qualify for hedge accounting. Pursuant to the swap, we received interest at a variable rate equal to the one-month LIBOR plus 1.65% and paid interest at a fixed rate of 7.85%. During the third quarter of fiscal 2005, we terminated the swap and paid $0.4 million, an amount that approximated the fair value of the swap at termination. On October 12, 2004, we paid the remaining $3.0 million principal and related accrued interest on an $8.0 million promissory note bearing interest at 6% per annum, relating to DRS's October 15, 2002 acquisition of DKD, Inc.

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

        Free Cash Flow    Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the three and nine months ended December 31, 2004 was $26.8 million and $60.6 million, respectively, or $20.7 million and $39.3 million greater respectively, when compared to $6.1 million and $21.3 million, respectively, in the corresponding periods in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Earnings from continuing operations before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three and nine months ended December 31, 2004 was $48.1 million and $130.0 million, respectively, or $12.3 million and $46.7 million greater respectively, when compared to $35.8 million and $83.3 million, respectively, in the corresponding periods in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and acquisition earnouts, as set forth in the table below:

	As of December 31, 2004
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$751,234	$2,683	$5,137	$59,970	$683,444
Operating lease commitments	102,689	23,626	34,123	22,816	22,124
Acquisition earnouts (a)	35,962	19,322	13,491	3,149	—

Total contractual obligations	$889,885	$45,631	$52,751	$85,935	$705,568

(a)
Represents contingent purchase price payments or "earn-outs" for certain of our acquisitions that are contingent upon achieving certain predetermined targets, such as post-acquisition orders or revenues at those acquired businesses. Any amount that we pay for the earn-outs will be reported within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

        We enter into standby letter-of-credit agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2004, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$35,635	$5,899	$29,736	$—

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at December 31, 2004 was $1.31 billion, as compared with $1.2 billion at March 31, 2004. We booked $359.8 million and $1.04 billion in new orders for the three and nine months ended December 31, 2004.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended December 31, 2004 and 2003 was $9.2 million and $7.1 million, respectively, and $26.1 million and $13.8 million for the nine- month periods ended December 31, 2004 and 2003, respectively. The overall increase in internal research and development expenditures during the three-and nine-month periods ended December 31, 2004, as compared with the corresponding prior year periods, was impacted by the acquisition of IDT, which recorded $1.2 million and $7.0 million of incremental internal research and development expenditures to the three- and nine-month periods ended December 31, 2004, respectively.

        Use of Non-GAAP Financial Measures    Certain disclosures in this Form 10-Q include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets, Statements of Earnings, or Statements of

Cash Flows of the Company. The components of EBITDA and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Earnings from continuing operations	$16,837	$11,242	$41,811	$27,981
Income taxes	12,500	8,474	31,053	21,626
Interest income	(389)	(84)	(687)	(600)
Interest and related expenses	9,447	7,511	27,447	14,689
Depreciation and amortization	9,701	8,622	30,348	19,641

EBITDA (a)	48,096	35,765	129,972	83,337
Income taxes	(12,500)	(8,474)	(31,053)	(21,626)
Interest income	389	84	687	600
Interest and related expenses	(9,447)	(7,511)	(27,447)	(14,689)
Deferred income taxes	1,807	138	(378)	220
Changes in assets and liabilities, net of effects from business combinations	2,235	(9,582)	1,980	(15,867)
Other, net	3,407	2,282	7,587	5,006

Net cash provided by operating activities of continuing operations	33,987	12,702	81,348	36,981
Capital expenditures	(7,162)	(6,581)	(20,742)	(15,693)

Free cash flow of continuing operations (b)	$26,825	$6,121	$60,606	$21,288

  (a)
  We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

  (b)
  Free cash flow is defined as net cash provided by operating activities of continuing operations less capital expenditures. We disclose free cash flow because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities of continuing operations. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments, and it does not reflect cash flows of discontinued operations. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital. We also use free cash flow as a performance measure as a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        See Part II, Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2004 for a discussion of the Company's exposure to market risks. The only significant change in those risks is discussed below.

  Derivative Financial Instruments

        Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes are fixed-rate and are not affected by changes in interest rates.

        At December 31, 2004, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), respectively (both of which had expiration dates of September 30, 2008). The swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash, which will be amortized into earnings over the remaining life of the Company's term loan.

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

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims relate generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by DRS. The plaintiffs seek damages of not less than $5.0 million for each of the claims. The plaintiffs also allege claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs seek damages of not less than $47.1 million for each claim. In addition, plaintiffs seek punitive and treble damages, injunctive relief and attorney's fees. In our answer, we have denied the plaintiffs' allegations and we intend to vigorously defend this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. Discovery has been completed, and the trial began on February 7, 2005. We believe that we have meritorious defenses and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity. We have accrued $2.0 million in connection with attempting to resolve this matter, including a $1.0 million charge recorded in the three-month period ended September 30, 2004. However, we may incur charges in excess of that amount, but we are unable at this time to reasonably estimate the possible range of additional loss. We will continue to evaluate our estimate to the extent additional information arises.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. Government as owner of the land. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who reviewed the existing documentation. Although the NPS has not yet made a demand on the us, nor, to our knowledge, on any other PRP, the agency informed us in late January 2005 that it intends to deliver an Engineering Evaluation/Cost Analysis Work Plan under CERCLA within the next several weeks. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. As of December 31, 2004 and March 31, 2004, we had approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site, an event that we believe to be probable. In such event, we may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. We will continue to evaluate our estimate to the extent additional information arises. No assurances can be made, however, that material changes will not occur.

        On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT, and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a Spectral Monitoring Subsystem, which is a component being supplied to ITT under ITT's prime contract with the US Army Communications-Electronics Command for an Integrated Monitoring and Power Control Subsystem for military satellite communications. Our answer to the claim is due on February 14, 2005. We believe that we have meritorious defenses, as well as potential counterclaims, and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 6.    Exhibits

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

DRS TECHNOLOGIES, INC. Registrant
Date: February 9, 2005	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Index to Quarterly Report on Form 10-Q For the Quarter Ended December 31, 2004
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet As of December 31, 2004 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2003 (in thousands)
Condensed Consolidating Statements of Earnings Nine Months Ended December 31, 2004 (in thousands)
Condensed Consolidating Statements of Earnings Nine Months Ended December 31, 2003 (in thousands)
Condensed Consolidating Statements of Cash Flows Nine Months Ended December 31, 2004 (in thousands)
Condensed Consolidating Statements of Cash Flows Nine Months Ended December 31, 2003 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES