Form 10-K
period 2005-03-31
DRS TECHNOLOGIES INC
filed 2005-06-14
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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

        The market value of shares of common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $1,009.8 million. The number of shares of common stock outstanding as of June 8, 2005 was 27,728,150.

DOCUMENTS INCORPORATED BY REFERENCE

1.
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on August 4, 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 1. Business

        References in this Annual Report on Form 10-K to "DRS Technologies," "DRS," "the Company," "we," "our" and "us" refer to DRS Technologies, Inc., its wholly-owned subsidiaries and majority-owned partnership.

General

        DRS Technologies is a leading supplier of defense electronic products and systems. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We focus on several key areas of importance for the U.S. Department of Defense, such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. Incorporated in 1968, DRS has served the defense industry for over 36 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, and deployable flight incident recorders. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Trident submarines, Virginia class submarines and on several other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the DD(X) destroyer, CVN-78 next generation aircraft carrier and Future Combat System.

        Over the past five years, we increased our annual revenues at a compound annual growth rate of 27.3% and our operating income at a compound annual growth rate of 40.5%. For the year ended March 31, 2005, we had revenues of $1.3 billion and operating income of $143.1 million.

Available Information

        The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is (973) 898-1500. Our web address is http://www.drs.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (SEC). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at a regional public reference facility maintained by the SEC located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov.

        We provide free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

        The corporate governance information in our web site includes our Code of Ethics and Code of Business Conduct for all employees of DRS, including senior financial personnel and our Board of Directors. In addition, amendments to and waivers granted to our directors and executive officers under our Code of Ethics, if any, will be posted in this area of our web site. These corporate governance documents can be accessed by visiting our web site and clicking on the "Corporate Info" link followed by the "Ethics Program" link. You can request a copy of our Code of Ethics at no cost by contacting Investor Relations at (973) 898-1500.

Company Organization

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure, which realigned all of our businesses into two operating segments. The repositioning was the result of strategic organizational reviews and a focused effort undertaken to integrate the Company's acquisition of Integrated Defense Technologies, Inc. (IDT), which was completed on November 4, 2003. Our two operating segments are: the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). All other operations are grouped in Other. The C4I Group consists of four primary business areas, and the SR Group operating segment consists of three primary business areas.

        On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather's and DRS Broadcast's assets and liabilities are presented on the March 31, 2004 balance sheet as "Assets of discontinued operations" and "Liabilities of discontinued operations", respectively. The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as "Earnings from discontinued operations" and includes the gain on their sale. The cash flows of the discontinued operations also are presented separately in the Consolidated Statement of Cash Flows for the years ended March 31, 2005 and 2004.

        A summary of the operating results of the discontinued operations for the years ended March 31, 2005 and 2004 is more fully described under Note 2, "Acquisitions and Divestitures," in our Consolidated Financial Statements for the year ended March 31, 2005.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into our C4I Group's DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of our SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

  C4I Group

        The C4I Group is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, and secure voice and data communications; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals.

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
•  U.S. Navy aircraft carriers
•  U.S. Navy NSSN New Attack
    Submarines, Trident and other
    attack submarines
•  U.S. Navy E-2C Hawkeye
    surveillance aircraft
•  U.S. Navy LHA amphibious assault
    ships
•  U.S. Navy/Marine Corps
    Cooperative Engagement
Capability platforms
Engineering Services	Hardware, middleware and software engineering development services for defense computing environments, network-centric computing infrastructures for next-generation platforms, multi-modal display workstations, thin client computers.	• Aegis Tactical Display Upgrade program for Lockheed Martin/U.S. Navy
AN/SPS-67(V)3 Radar System	Naval surveillance radar system forming an integral part of the command and control combat system. Provides automatic target detection, digital moving target indications, track-while-scan capability for surface and low flying object detection.	• U.S. Navy Aegis cruisers/destroyers • Spanish Navy F-100 ships • Other international surface ships
AN/SQR-17A Sonar Signal Processing System	State-of-the-art string array (acoustic) sonar sensors and multi-sensor processing systems for harbor and coastal surveillance. Used for shore and near-shore warfare, amphibious operations and harbor defense.	• U.S. Navy MIUW shore surveillance vans
Technical Support Services	Naval support, including engineering, integrated logistics support, technical manuals, depot-level system repair and installation, training, maintenance planning, configuration management, on-line and phone support, R&D.	• U.S. and international naval bases • Worldwide field support
Anti-Terrorist/Force Protection System (ATFP)	Mobile van used for homeland defense and protection of shoreline and borders equipped with DRS display products, infrared sensors, radar and other sensor systems.	• U.S. Navy • International governments

C3 continued
Product	Description	Platforms/Customers
Electronic Manufacturing, Integration and Testing Services	Electronic manufacture of DRS products and turn-key manufacturing services for other manufacturers in the aerospace, defense and space industries. Value-added electronic manufacturing services with advanced ISO 9000, ISO 9001 and AS-9000 Quality System Standards certified manufacturing, testing and system integration facilities. Manufactures computer workstations, rugged computers, cable and wire harness assemblies for tanks and aircraft, printed circuit cards, and provides system integration and test services for military and commercial customers.	• Rugged computer systems for
    General Dynamics/U.S. Army
•  M2A3 Bradley Fighting Vehicles
    for United Defense/U.S. Army
•  AN/UYQ-70 Display Systems for
    Lockheed Martin/U.S. Navy
•  E-8C Joint STARS aircraft for
    Northrop Grumman/U.S. Air Force
•  Boeing spacecraft
•  Smiths Industries for F/A-18
    and AV-8B aircraft
•  Eastman Kodak
•  General Motors Defense Light
    Armored Vehicles
•  Northrop Grumman
•  Lockheed Martin
•  Honeywell
• L-3 Communications
Integrated Shipboard Communications Systems	Tactical, secure and non-secure interior ship communication systems providing voice transmission; including modems, terminals and digital telephones.	• USS George Washington aircraft carrier • Canadian patrol frigates, Trump destroyers and AOR supply ships • Venezuelan Mariscal Sucre class ships • U.S. Navy Aegis class ships
Secure Voice System (SVS)	Incorporated in the AN/UYQ-70 display system and designed to become the backbone of a completely integrated voice and data transfer system to support a full range of internal Naval ship communication requirements.	• U.S. Navy aircraft carriers • Aegis DDG class destroyer combat system baseline
Data Link Products	Provide data link solutions for data transmission and exchange between ship, air and shore platforms to support national security interests and increased battle group interoperability. Includes modems and cryptographic devices for tactical and secure communications.	• U.S. and international aircraft, ship and shore platforms • Royal Australian Air Force's Wedgetail aircraft
Tactical Dissemination Modules (TDM)	Installed on both surface ships and mobile ground platforms to serve as tactical communication links between ships, fighter aircraft and scout vehicles.	• U.S. Navy ships • Scout vehicles • NATO and other allied military ships, aircraft and land-based sites

C3 continued
Product	Description	Platforms/Customers
Secure Terminal Equipment (STE)	Next-generation secure voice and data communications subsystems for communication over public service telephone and military tactical networks.	• U.S. government information security (INFOSEC) program • U.S. Navy's AN/UYQ-70 Common Data Link Management System
Infrared Search and Track (IRST) System	Sophisticated sensor signal processing subsystems for international naval surface ship self defense against anti-ship missiles and aircraft.	• Joint Dutch/Canadian SIRIUS program • Canadian Department of National Defense • Republic of Korea
Mobile Ground Surveillance Radar Systems	Radar surveillance systems for light mobile vehicle/scout platforms comprised of Squire™ radar, thermal imaging and other multi sensor equipment. Developed by Thales, built by DRS.	• U.S. and international High-
    Mobility purpose Wheeled
    Vehicles associated with military
    FMS programs for the Republic
    of China, Greece, Egypt, Israel
•  Homeland defense, border patrol
• High-value asset protection
AN/TAS-502 Night Observation Device, Long Range (NODLR)	Supporting the NODLR Mid-Life Improvement program, these man-portable or vehicle-mounted systems are comprised of Third Generation Focal Plane Arrays (FPAs) and associated electronic components for day/night ground surveillance. Doubles the range of current systems, improving their operation with increased reliability and noise reduction. Utilizes DRS-produced AN/UAR-501 Thermal Observation Device.	• Canadian Department of National Defense; Canadian Army

Power Systems
Product	Description	Platforms/Customers
Integrated Fight Through Power	First large-scale power conversion and electric propulsion research and development program using COTS to enable integrated powering of all propulsion, combat systems and ship services.	• U.S. Navy's next-generation combatant ships, including the DD(X) destroyer • U.S. Navy's CVN-78 preliminary design
Advanced Modular Power (AMP)	Nuclear power conversion equipment.	• U.S. Navy Aegis cruisers/destroyers • U.S. Navy NSSN, Seawolf, Los Angeles, Nimitz, Ohio and other classes of attack submarines • Bechtel plant machinery
DD(X) Electric Drive Engineering Developm Models	Newly designed lower-weight, compact and high-density electric drive motors.	• DD(X) EDMs of electric drive for Northrop Grumman/U.S. Navyent

Power Systems continued
Product	Description	Platforms/Customers
Large Scale Vehicle 2 (LSV-2)	Electric drive scale model of the Virginia-class submarine developed by the Navy to conduct hydro-acoustic modeling studies.	• Virginia-class submarines, U.S. Navy
Secondary Propulsion Unit Drive (SPUD)	Second-generation power conversion product with soft switch topology to satisfy high power density, fidelity and thermal efficiency requirements.	• SSGN retrofits, U.S. Navy
Millennium Motor Controls	Microprocessor and Local Area Network (LAN)-based motor control products that provide accurate measurement and control functions of load current for superior motor protection.	• U.S. Navy's LPD-17 amphibious assault ships
•  Virginia-class submarines
•  CVN-76 aircraft carriers
•  Arleigh Burke-class guided missile destroyers
• U.S. Navy's Landing Helicopter Deck (LHD-8) amphibious assault ships
Nuclear Control Panels	Nuclear control panels that act as central control stations for nuclear propulsion plants.	• U.S. Navy surface and submarine combatants
Monitoring Integrated Control and Automation (MICA) Systems	Major shipboard control system utilizing COTS+4 technology. Serves main engine control throttle of CVN-77 and is planned for backfit on the CVN-69.	• U.S. Navy's CVN-77, CVN-69 aircraft carriers • Nimitz-class ships
Aircraft Carrier and Ship Local Area Networks	Aircraft carrier LAN system utilizing COTS technology. Connects numerous pieces of equipment with the propulsion plant and facilitates data storage and common processing. Converts a ruggedized personal computer to a shipboard server network or LAN.	• U.S. Navy aircraft carriers and surface ships
High-Performance Electric Drives	Provides extensive power range, multiple communication networks and several packaging styles for pumps, fans, compressors, winches, conveyers, and power generation and distribution.	• Wide range of applications in military and industrial markets
Pod Propulsion Motors	Compact, permanent magnet motors delivering high torque at slow speed, eliminating the need for reduction gears in podded marine propulsion systems.	• Defense Advanced Research Projects Agency
Integral Motor Pumps	Integrates a brushless permanent magnet motor into the impeller of a centrifugal pump, forming a single, compact motor/pump unit with only one moving part.	• Office of Naval Research • Knolls Atomic Power Laboratory • General Dynamics Electric Boat • Boeing/SAIC • Other military and industrial customers

Oil & Gas Drilling Products	Oil and gas drilling equipment powered by durable motors and drives, providing continuous high torque in a compact, light weight package.	• Various commercials applications throughout North America and Europe
Steam & Gas Turbines	Design, development, manufacturing and life-cycle support for a variety of large and small high-performance, complex power systems and rotating machinery.	• U.S. Navy • Pratt & Whitney • General Electric Company • Rolls Royce
Traction Motors and Electric Generators	Design and production of transit system motors and electric bus generators.	• Bombardier monorail system • NEOPLAN, Metropolitan Boston Transportation

Intelligence Technologies
Product	Description	Platforms/Customers
Digital Signal Processing (DSP) Systems and Equipment	High-speed processing equipment used to collect and process data and information in intelligence applications. More than 30 DSP routing, digital switching, data reformatting, data processing and recording systems for SIGINT, COMINT, telecommunications, radar electronic intelligence and satellite ground station applications.	• Government intelligence agencies • U.S. Air Force RC-135V/W Rivet Joint aircraft
Altitude Hold and Hover Stabilization (AHHS) System	Avionics equipment used to reduce pilot workload and increase safety during low-altitude and low-speed aircraft operations by providing the pilot with a variety of altitude hold and stabilized hover/low speed control modes. Combines our C4I experience with communications equipment integration in airborne tactical receivers.	• U.S. Air Force H-60/H-53 helicopters • Israeli Air Force H-53 helicopters
Avionics Products	Products and subsystems for U.S. and international helicopter and airlift aircraft modernization programs, including night vision-compatible control panels, beacon rings, control modules, transformers, landing lights, mission command LCD monitors and displays, aircraft videocassette recorders, and software development.	• U.S. Air Force H-60 aircraft • Special Operations helicopters • MH-53J and MH-53M helicopters

Intelligence Technologies continued
Product	Description	Platforms/Customers
Signals Intelligence Systems	Systems capable of locating, intercepting, and jamming communications signals.	• EA-6B tactical electronic warfare aircraft • Various U.S. surveillance programs such as Rivet Joint, Cooperative Outboard Logistics Update (COBLU) Compass Call and Guardrail
Microwave Subsystems	Standard and specialized low noise oscillators, fast switching synthesizers, up and down frequency converters, and RF power amplifiers.	• Global Hawk UAVs and Predator UAVs • U.S. Navy Duke Class Type 23 Frigate and Type 45 Air Defense Destroyer • F-16 and F-22 aircraft • Evolved Sea Sparrow, Patriot, and AMRAAM missiles
Antenna Control Systems, Network Interface Modules	Design and manufacture high performance antenna controllers, stabilized antenna gimbals and ground station monitoring and controls	• U.S. Government intelligence operations • Homeland defense applications
Engineering software and hardware services	Provide baseband level network access products that directly support the U.S. Military transformation to network warfare strategy	• U.S. Government intelligence operations • Homeland defense applications

Tactical Systems
Product	Description	Platforms/Customers
Opus II Sonar Display Consoles	High-quality, modular, multi-function sonar display consoles developed for use on the Sonar 2193 Project and other programs of the United Kingdom's Royal Navy. Product details include conformance to defense ergonomic standards, versatility, ease of technology insertion and simple customization.	• U.K. Royal Navy Sonar 2193 Mid-Life Update project
•  NAUTIS 3 Command and Control System Upgrade program
•  Hunt Class Mine Countermeasures Vehicles
•  Sonar 2087 for Type 23 Duke Class frigates
• Sonar 2093 for European Minesweepers

Tactical Systems continued
Product	Description	Platforms/Customers
Battlefield Digitization Systems	COTS-based computer systems, communications interfaces, servers and other peripheral equipment in battlefield-ready hardware that meets reliability and durability standards of harsh environments. Products include hand-held devices, laptops and vehicle-mounted systems. Digitized battlefield communication systems link front-line ground forces through battle command stations to the tactical operation center for situation awareness and command and control functions. Supports the U.S. Army's Common Hardware/Software 2 and 3 (CH/S-2 and 3) program, British Armed Forces' BOWMAN program and the U.S Army's Force XXI Battle Command, Brigade & Below (FBCB2) Blue Force Tracking program.	• U.S. Army soldier systems
•  U.S. Army M1A1 Abrams Tanks and M2A3 Bradley Fighting Vehicles
•  HMMWV wheeled vehicles
•  U.K. Ministry of Defence/British Army/General Dynamics U.K.
• International military ground mobile, airborne, surface, subsurface platforms Government intelligence agencies
Movement Tracking System (MTS)	Satellite-based mobile rugged computer system for logistics support vehicles, including messaging and tracking systems. Identifies position, tracks progress and communicates with the use of a global positioning system (GPS).	• Various U.S. Army support vehicle platforms
Enhanced Diagnostic Aid (EDNA)	Flight-line diagnostic systems and interfaces.	• U.S. Air Force F-16, F-117, B-2 aircraft
Video Display Module Replacement	Touch Screen digital Displays that replace modules and existing voice Switching and Control Systems	• Federal Aviation Administration (FAA) traffic control centers, including 21 en route Air Route Traffic Control Centers (ARTCCs), William J. Hughes Technical Center, FAA Aeronautical Center

Surveillance and Reconnaissance Group

        The SR Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems, and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

        Our Surveillance and Reconnaissance Group's products and services, their applications, platforms and end-users are summarized in the table below:

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA)
Product	Description	Platforms/Customers
Horizontal Technology Integration Second Generation FLIR Thermal Imaging Systems	Second Generation Forward Looking Infrared (FLIR) thermal imaging and sighting systems providing common thermal imaging technology across ground vehicles using Standard Advanced Dewar Assemblies (SADA) II, which extends targeting ranges beyond enemy weapon limits.	• U.S. Army M1A2 Abrams Battle Tanks • U.S. Army M2A3 Bradley Fighting Vehicles • U.S. Army M1025 and M1114 Long Range Scouts
Improved Bradley Acquisition System (IBAS)	Second Generation targeting system with FLIR, laser range finder and tracker. Integrates a complete fire control system for the Bradley Fighting Vehicle, including Horizontal Technology Integration (HTI) technology.	• U.S. Army Bradley M2A3 TOW vehicles
Long Range Advanced Scout Surveillance System (LRAS3)	Long-range, multi-sensor surveillance system for the U.S. Army's Scout vehicles, providing real-time detection, recognition, identification and pinpointing of distant target locations. Bridges the gap between currently fielded systems and the Future Scout and Cavalry System.	• U.S. Army Brigade Combat Team HMMWV Scouts
Cost Effective Targeting System (CETS)	Targeting system to support a fully integrated sensor suite automated for application on the Demo III Unmanned Ground Vehicle (UGV), as part of the Objective Force Science and Technology Objective for the Future Combat System.	• U.S. Army's Future Combat System Program
Standard Advanced Dewar Assembly I (SADA I) Standard Advanced Dewar Assembly II (SADA II)	Detector and cooler assembly for U.S. Army's thermal imaging equipment. Detector Dewar cooler assembly for U.S. Army's HTI program, used in Second Generation thermal imaging equipment upgrades.	• U.S. Army AH-64 Apache, Apache Longbow and Apache Arrowhead helicopters • U.S. Army HTI program for ground combat vehicles, including M1A2 tanks and M2A3 Bradley combat vehicles
Thermal Weapon Sights	Lightweight sighting systems for portable soldier weapons systems.	• U.S. Army Thermal Weapon Sight (TWS) II • XM-29 Integrated Air Burst Weapons
Javelin Anti-Tank Weapon System Command Launch Unit	Premier man-portable, fire-and-forget, medium-range, anti-tank weapon system, including Second Generation forward looking infrared detectors, Dewar assemblies and coolers.	• U.S. Army • U.S. Marine Corps

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA) continued
Product	Description	Platforms/Customers
AN/SAY-1 Thermal Imaging Sensor System (TISS)	Second generation forward looking infrared, multi-sensor surveillance and targeting system for detecting threats, including floating mines, swimmers, speedboats and low flying aircraft. Includes advanced stabilization technology and GPS satellite-linking capability.	• U.S. Navy frigates and other surface combatants • U.S. Special Operations Command and non-U.S. navies, special operations and patrol boats
Mast-Mounted Sight (MMS)	First generation surveillance and targeting system for detecting, identifying and destroying enemy targets during reconnaissance missions. Sighting system includes high-resolution television camera, thermal imaging sensor, laser range finder/designator and boresight assembly.	• U.S. Army's OH-58D Kiowa Warrior helicopters
Vertical Integrated Sensor Arrays (VISA)	State-of-the-art active and passive infrared sensing systems with parallel signal processors implementing DRS's proprietary High-Density Vertically Integrated Photodiode (HDVIP®) infrared detector technology.	• U.S. Navy • Defense Advanced Research Projects Agency (DARPA)
Laser Aimers/ Illuminators	Enable day/night vision that support military Reconnaissance, Surveillance and Target Acquisition (RSTA)	• Soldier Systems
Combat Identification Products	Easily recognizable glow-in-the-dark patches to identify allies worn on soldiers clothing and attached to equipment and supplies	• Soldier Systems
Portable Night Vision Systems	Image Intensification (I2) products, including binoculars and monoculars	• Soldier Systems • ITT Industries • Other defense industry and government customers • Homeland defense customers, including law enforcement, border patrol

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA) continued
Product	Description	Platforms/Customers
Helicopter mounted IR Laser Aimers and Handheld IR Pointers	Infrared (IR) device that provides the ability to direct movement and control fire during hostile engagements. Programs include Quick Fix for the next-generation combat identification family of products.	• S. Marine Corps. Cobra Helicopters and Soldier Systems
Firepower Enhancement Program (FEP)	Second generation forward looking infrared thermal imaging system for the gunner's sighting system, increasing imaging resolution, targeting range, detection capability and reliability. Also provides Far Target Locator capability.	• U.S. Army M1A1 Abrams Main Battle Tanks
Forward Looking Infrared (FLIR) Sensors	Second generation forward looking infrared surveillance and targeting system for detecting, identifying and destroying enemy targets during armed helicopter reconnaissance missions.	• Korean Light Helicopters • Mast-Mounted Sight Upgrade for replacement of MMS on Kiowa Warrior helicopters • Appache Arrowhead
Focal Plane Arrays (FPAs)	Infrared sensor components for sighting, targeting and weapons systems. Process incoming infrared energy; support surveillance, early warning, tracking and identification applications.	• Thermal imaging systems • Heat seeking missile guidance systems and missile warning systems • Military and non-military space applications
Uncooled Focal Plane Arrays	Less expensive infrared sensors for commercial and military applications involving the detection of heat, temperature maintenance and short-range surveillance.	• FLIR cameras
•  U.S. Army Bradley Head Tracked Sensor Suite (HTSS)
•  Thermal sensor modules for unmanned ground vehicles (UGVs) and unmanned aerial vehicles (UAVs)
•  U.S. Army Driver Vision Enhancement (DVE) II
•  Small Arms Fire Control System (SAFCS)
•  Low Power Uncooled Infrared (LPUIR)
• Various other customers, including research organizations, fire departments, short-range military surveillance and targeting missions
Staring Mid-Wave FLIRs	Major subsystem for surveillance and targeting systems supporting military airborne and surface ship applications.	• U.S. Navy's Aegis DDG class destroyers providing surveillance for MK-46 weapon system
Space-Based Sensors	Focal plane arrays for strategic space applications.	• NASA platforms, weather satellites and surveillance satellites for remote sensing missions

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA) continued
Product	Description	Platforms/Customers
LADAR Vision® Manufacturing	Exclusive U.S. manufacturer of electro-optical modules for the LADAR Vision® System used in laser vision corrective surgery.	• Alcon Laboratories, a unit of Nestlé S.A.
Panoramic200™ Non-Mydriatic Scanning Laser Ophthalmoscope Manufacturing	North American manufacturer of FDA-approved high-resolution, ultra-wide field, retinal digital imaging scanner.	• The New England Eye Center • Other commercial biomedical customers
Data Recorders	Data recorders for telecommunications signals, classical variable rate instrumentation applications, and general data and in-flight recording applications. Enables users to record, analyze, store and forward signals at significantly enhanced speeds.	• Government intelligence agencies
EAS 3000 Emergency Avionics Systems	Deployable, crash survivable systems for helicopters, incorporating flight data recorder, cockpit voice recorder and emergency locator beacon.	• U.K. Royal Air Force & U.K. Royal Navy EH-101 Merlin helicopters and variants • Canadian Cormorant search and rescue helicopters • Italian MMI helicopters • Tokyo metropolitan police helicopters
ELB 3000 Emergency Locator Beacon	Variant of the EAS 3000 enabling rapid location of downed aircraft and timely search for survivors.	• U.S. Army/Sikorsky S-92 helicopters • Various helicopters flown by commercial North Sea Heavy Lift operators
Deployable Flight Incident Recorders Systems	Deployable systems for fixed-wing aircraft incorporating flight data recorder, cockpit voice recorder and emergency locator beacon; variant used for cockpit voice recording.	• U.S. Navy and international F/A-18 Hornet strike aircraft • German Air Force/Navy Tornado aircraft • U.S. Air Force RC-135 surveillance aircraft • Canadian CP-140 Aurora patrol aircraft
Aircraft Crash Locator Beacons	Deployable systems for fixed-wing aircraft incorporating radio transmitter and power source to alert search and rescue operators.	• Wide variety of military aircraft, including P-3, EA-3, AWACS, C-130 and others
Video Recording Systems	Cockpit recording systems that capture various sensor and video data to provide airborne and ground imagery.	• U.S. Air Force A-10 Thunderbolt aircraft • U.S. Navy F/A-18C/D/E/F Hornet aircraft • U.S. Army OH-58D Kiowa Warrior helicopters • Canada's Light Armored Reconnaissance Vehicles

Reconnaissance, Surveillance, Targeting & Acquisition (RSTA) continued
Product	Description	Platforms/Customers
Airborne Mission Recorders	Digital recorders with ground-based relay stations that capture and record mission sensor data, including sonar and acoustic sonobuoy data.	• U.S. Navy's and international navies' P-3C Orion and S-3 Viking patrol aircraft • Japanese Navy SH-60F Inner Zone helicopters
Multiplexed Airborne Video Analysis System	Analysis system used for replay and reconstruction of mission data.	• U.K. Ministry of Defence for the Tornado aircraft
Airborne Separation Video System (ASVS)	High-speed digital camera system specifically designed and qualified to replace high-speed film cameras to capture airborne weapons separation events.	• U.S. Navy F/A-18 Hornet aircraft • U.S. Air Force F-16 Fighting Falcon • Republic of Korea Air Force
Framing and Ballistic Range Cameras	Ultra high-speed cameras used primarily for capturing images relating to ballistics range tests, electrical discharge, detonics and combustion processes.	• Wide variety of military, industrial and university research laboratory applications.
Common Multi-Platform Boresight System (CMBS)	DRS proprietary infrared laser Triaxial Measurement System (TMS) with aircraft-specific adapters. System provides portable, cost-effective, time saving boresighting capability considered essential ground support. Aligns aircraft sighting, weapons and navigation systems to ensure target accuracy. Multiple Platform Boresighting Equipment (MPBE) expands application to multiple air platforms.	• U.S. Army AH-64 Apache and Apache Longbow helicopters • U.S. Air Force AC-130U Spectre gunship, F-16 Fighting Falcon and F-15 Eagle aircraft • U.S. Marine Corps Cobra helicopters • NATO aircraft

Training & Control Systems
Product	Description	Platforms/Customers
Air Combat Training, Test and Evaluation	Airborne and ground-based RF emitters, simulators and data collection systems used to train aircrew and evaluate electronic warfare countermeasures.	• U.S. Army and NATO Apache helicopters
•  Canadian Halifax class frigates
•  Various U.S. and international military aircraft, including EP-3E, EA-6B, A/OA-10, F-4, F-5, F-14, F-15, F16, F/A-18, F/A-22, Hawk, Tornado, EF-2000, Mirage 2000 and MIG 29
• Training Ranges worldwide
Electromechanical Products	Combat vehicle, missile launching and aircraft electromechanical systems.	• U.S. Army LAV variants, M1 Abrams • JSTARS Common Ground Station vehicles • F/A-18 aircraft

Training and Control Systems continued
Product	Description	Platforms/Customers
Shipboard and Coastal Electronics	Naval data communications and missile launching electronics and coastal surveillance radars.	• U.S. Navy DDG-51 destroyers • LAMPS helicopters • U.S. Navy CG-47 class cruisers
Station-Keeping Equipment (SKE)	Formation flying equipment to ensure grouped aircraft squadrons maintain safe distance from each other	• C-17, C130 and other military aircraft
Airlift Avionics and Cargo Delivery Systems	Avionics for aircraft with auto pilot and auto throttle used to locate, identify, communicate flight data and maintain relative positions in all visibility conditions, and cargo handling roller and pallet systems for cargo aircraft.	• Various military aircraft, including the C 17, C 130, C 141, CN 235, C 295, C 212, DHC 5, KC 135 and MH 47
Sentry® and Sentry® HP Unmanned Aerial Vehicles	Support military special operations missions with close range, low weight, low noise, medium duration UAVs. Sentry® applications include tactical, short range optical/electronic surveillance and radio relay (with long duration, full configuration). Next generation Sentry® HP models provide additional payload capacity and enhanced performance characteristics.	• Special operations • Various civil applications
Neptune™ Maritime Unmanned Aerial Vehicles	Support military special operations missions with close range, low weight, low noise, medium duration UAVs. Optimized for at sea launch and recovery, ease of deployment and recovery on land or in water for day and night special operations, especially where developed runways are unavailable. Simple assembly and disassembly.	• U.S. Navy • Various civil applications

Test & Energy Management
Product	Description	Platforms/Customers
Automated Test Equipment	Diagnostics systems used for testing electronic and electro-optics components of ground combat vehicles and strategic weapons systems.	• U.S. Army M1 Abrams, M2/M3 Bradley, Light Armored Vehicles and Minuteman III ICBMs
Energy Management Systems	Hybrid power systems replacing conventional drive trains to achieve higher fuel efficiency, mobile power, improved mobility, and to enable mission platforms for Directed Energy Weapons (DEW).	• U.S. Army HMMWV, FMTV and Unmanned Ground Combat Vehicles • Various commercial deliver vehicles

Test & Energy Management continued
Product	Description	Platforms/Customers
Embedded Diagnostics and Vetronics (vehicle electronics)	Data acquisition modules and diagnostics processors for embedded solutions, drive-by-wire, video distribution system, display panels, power distribution and mine-clearing blade control, and electronics upgrade for diagnostics capability and obsolescence.	• Grizzly Combat Engineers Vehicle • U.S. Army M1 Abrams, M2/M3 Bradley Fighting Vehicles • MLRS Vehicles • LOSAT Vehicles

        Other.    "Other" includes the activities of DRS Corporate Headquarters, DRS Ahead Technology (for the period we owned it in fiscal 2003) and certain of our non-operating subsidiaries. DRS Ahead Technology was sold on May 27, 2002 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Divestitures).

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

        Events of the last several years, including the global war on terrorism, Operation Enduring Freedom and Operation Iraqi Freedom, have altered the defense and homeland security environment of the United States. These events for the foreseeable future are likely to continue to have a significant impact on the markets for defense and advanced technology products. The Department of Defense (DoD) continues to focus on both supporting ongoing operations and transforming our military to confront future threats. We believe that the current business, political and global environments will create new opportunities for mid-tier defense companies like DRS to develop strategic relationships with prime contractors. Through these relationships, we believe we can provide new systems and subsystems, which are capable of meeting the military's evolving requirements.

Business Strategy

        Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

  •
  Leverage Incumbent Relationships. We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts greatly enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a "best value" provider for our customers. "Best value" is a DoD contracting theme which focuses supplier selection on a variety of criteria, including supplier's past performance, instead of solely on lowest price.

  •
  Develop and Expand Existing Technologies. Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on the development of our technology. Customer-funded development contracts enable us to work with our customers to design and manufacture new systems and components, while decreasing our financial risk.

  •
  Continue to React Quickly to the Changing Defense Environment. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt our products, such as thermal imaging, ruggedization and communication products, to address evolving military requirements, such as rapid deployment and containment of non-conventional threats including terrorism.

  •
  Capitalize on the Department of Defense's Emphasis on Transformation and Modernization. The Department of Defense consistently has emphasized its goal to transform the U.S. military into a nimble, light and network centric force. We believe our expertise in electro-optics, power management, training and test, signals intelligence, rugged computers, advanced communications and network systems fits well into the DoD's technological focus. DRS also intends to continue to supply upgrades for force modernization of the current force through back fit and forward fit initiatives.

  •
  Pursue Strategic Acquisitions. We plan to continue our active participation in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base, build on our existing customer relationships and enhance our ability to enter new markets.

Fiscal 2005 Acquisitions

        On December 14, 2004, the Company acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, the Company recorded approximately $0.3 million for acquisition-related costs. The results of NVEC's operations have been included in the Company's financial statements since the date of the acquisition.

        NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC has enhanced DRS's position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to, and participation in, homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company's SR Group.

Customers

        We sell a significant portion of our products to agencies of the U.S. government, primarily the DoD, to international government agencies and to prime contractors and their subcontractors. Approximately 84%, 85% and 81% of total consolidated revenues for fiscal 2005, 2004 and 2003, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Export sales accounted for approximately 14%, 12% and 13% of total consolidated revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

	March 31,
	2005	2004	2003
	(in thousands)
U.S. Government	$1,096,275	$917,630	$595,562
Foreign Government	171,880	227,980	199,683

	1,268,155	1,145,610	795,245
Commercial Products	46,623	50,436	71,809

	$1,314,778	$1,196,046	$867,054

        We expect to record as revenues approximately 77% of our funded backlog as of March 31, 2005 during fiscal 2006. However, there can be no assurance that our entire funded backlog will become revenues in future periods.

Research and Development

        We conduct research and development programs to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and as part of customer-funded development contracts.

        We recorded revenues for customer-sponsored research and development of approximately $93.1 million, $74.4 million and $44.4 million for fiscal 2005, 2004 and 2003, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $38.9 million, $27.4 million and $14.4 million for fiscal 2005, 2004 and 2003, respectively.

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

        No single program represented more than 10% of revenues for the years ended March 31, 2005 and 2004. We have a diverse business mix with limited dependence on any single program. Only one program, the AN/UYQ-70, at approximately 13%, represented more than 10% of our revenue in the year ended March 31, 2003.

        The percentages of revenues during fiscal 2005, 2004 and 2003 attributable to our contracts by contract type were as follows:

	March 31,
	2005	2004	2003
Firm fixed-price	81%	82%	85%
Cost-type	19%	18%	15%

        Our contracts are normally for production, services or development. Production and services contracts are typically of the fixed-price variety with development contracts of the cost-type variety. The continued predominance of firm fixed-price contracts are reflective of the fact that production contracts comprise a significant portion of our U.S. government contract portfolio. Fixed-price contracts may provide for a firm fixed price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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

        We negotiate for, and generally receive progress payments from, our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts, which we have not billed to customers. These amounts consist of costs and related profits, if any, in excess of progress payments for contracts on which revenues are recognized on a percentage-of-completion basis.

        Under generally accepted accounting principles in the United States (GAAP), contract costs, including applicable general and administrative expenses on certain long-term government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations, incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the Federal Acquisition Regulations, are excluded from costs accumulated on U.S. government contracts. Work-in-process inventory included general and administrative costs (which include internal research and development costs, and bid and proposal costs) of $47.4 million and $37.9 million at March 31, 2005 and 2004, respectively.

        Our defense contracts and subcontracts are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The Defense Contract Audit Agency (DCAA) performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. Approval of an incurred cost submission can take from one to three years from the date of the submission of the contract cost.

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

Competition

        Our products are sold in markets in which several of our competitors are substantially larger than we are, devote substantially greater resources to research and development, and, generally, have greater financial resources. We face a variety of competitors, including BAE Systems PLC, Raytheon Company, and L-3 Communications Holdings, Inc. Certain competitors are also our customers, partners and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

  •
  The performance, flexibility, and price of our products;

  •
  Reputation for prompt and responsive contract performance;

  •
  Accumulated technical knowledge and expertise; and

  •
  Breadth of our product lines.

        Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

        In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery and reputation. As a number of consolidations and mergers of defense suppliers has occurred, the number of participants in the defense industry has decreased in recent years. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have benefited from this defense industry trend.

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

International Operations and Export Sales

        We currently sell several of our products and services internationally, such as to Canada, the United Kingdom, Israel, Spain and Australia, as well as other countries. International sales of DRS's U.S. products and services are subject to export licenses granted on a case-by-case basis by the United States Department of State and Department of Commerce. In addition, the U.S. government prohibits or restricts the export of some of DRS's products. Our international contracts generally are payable in United States dollars. Export sales accounted for approximately 14%, 12% and 13% of total revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

        We currently operate outside the United States through our C4I Group in Canada and the United Kingdom.

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

Environmental Matters

        The Company's operations include the use, generation and disposal of hazardous materials. The Company is subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean up of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, the Company believes that it has been and is in substantial compliance with environmental laws and regulations and that it has no liabilities under environmental requirements that it would expect to have a material adverse affect on its business, results of operations or financial condition. In the past three years, the Company has not incurred substantial costs relating to environmental compliance.

EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS OF THE REGISTRANT

Executive Officers

        The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name	Age	Position
Mark S. Newman	55	Chairman of the Board, President and Chief Executive Officer
Paul G. Casner, Jr.*	67	Former Executive Vice President, Chief Operating Officer
Nina Laserson Dunn	58	Executive Vice President, General Counsel and Secretary
Robert F. Mehmel	42	Executive Vice President, Business Operations and Strategy
Richard A. Schneider	52	Executive Vice President, Chief Financial Officer

*
Retired on March 31, 2005 (see Item 9B. Other Information).

        Mark S. Newman    joined us in 1973 and became a director in 1988. He was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. In May 1994, Mr. Newman became our President and Chief Executive Officer and in August 1995 became Chairman of the Board. Mr. Newman is a member of the Board of Governors of the Aerospace Industries Association and is a director of Business Executives for National Security, the Commerce and Industry Association of New Jersey and a Co-Chair of the New Jersey Technology Council. He is

also a director on the boards of Congoleum Corporation, Opticare Health Systems, Inc., SSG Precision Optronics, Inc. and Refac.

        Paul G. Casner, Jr.    joined us in 1993 as President of Technology Applications and Service Company, now DRS Electronic Systems, Inc. In 1994, he became one of our Vice Presidents and President of DRS's Electronic Systems Group. In 1998, he became Executive Vice President, Operations, in May 2000, he became our Executive Vice President, Chief Operating Officer and in March 2005, he retired from the Company. Mr. Casner has more than 35 years of experience in the defense electronics industry and held positions in engineering, marketing and general management. Mr. Casner is a director of ACE-COMM Corporation and Mikros Systems Corporation.

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

        Robert F. Mehmel    joined us as Executive Vice President, Business Operations and Strategy in January 2001. Before joining us, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, Planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc. He is also a member of the Board of Directors of United Industrial Corporation.

        Richard A. Schneider    joined us in 1999 as Executive Vice President and Chief Financial Officer. He also served as our Treasurer until November 20, 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 30 years of experience in corporate financial management, including ten years with NAI.

  Employees

        As of March 31, 2005, we had approximately 5,700 employees, approximately 5,400 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 120 of our employees at DRS Power & Control Technologies are represented by a labor union and are covered by a collective bargaining agreement through March 2006. Two DRS Power & Control Technologies employees are represented by a separate labor union and are covered by a collective bargaining agreement through October 2006. Approximately 101 employees from DRS Test & Energy Management, Inc. are represented by a union and are covered by a collective bargaining agreement that expires May 2006. We believe that our relations with our employees generally are good.

Item 2. Properties

        The table below provides information about our significant facilities and properties at March 31, 2005.

        We leased the following properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	Corporate Headquarters	Corporate	35,100	Fiscal 2011
Arlington, Virginia	Administrative	Corporate	4,300	Fiscal 2007
Washington, D.C.	Administrative	Corporate	3,400	Fiscal 2008
Gaithersburg, Maryland	Administrative, Engineering and Manufacturing	C4I	42,500	Fiscal 2006
Gaithersburg, Maryland	Administrative, Engineering and Product Development	C4I	21,750	Fiscal 2010
Chesapeake, Virginia	Field Service and Engineering Support	C4I	19,600	Fiscal 2010
San Diego, California	Engineering Support Services	C4I	7,200	Fiscal 2010
Johnstown, Pennsylvania	Administrative and Manufacturing	C4I	130,000	Fiscal 2011
Farnham, Surrey, United Kingdom	Administrative, Engineering and Manufacturing	C4I	26,000	Fiscal 2015
Colorado Springs, Colorado	Administrative, Engineering and Manufacturing	C4I	21,600	Fiscal 2012
Columbia, Maryland	Administrative and Manufacturing	C4I	11,600	Fiscal 2007
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	21,000	Fiscal 2007
Dayton, Ohio	Administrative, Manufacturing and Field Service	C4I	20,100	Fiscal 2009
Dayton, Ohio	Administrative and Manufacturing	C4I	16,100	Fiscal 2010
Fitchburg, Massachusetts	Administrative and Engineering	C4I	64,000	Month to month
Fitchburg, Massachusetts	Administrative, Engineering and Manufacturing	C4I	22,000	Fiscal 2021
Kanata, Ontario, Canada	Administrative and Engineering	C4I	63,100	Fiscal 2012
Oakland, New Jersey	Administrative, Engineering and Manufacturing	C4I	61,300	Fiscal 2008
Morgan Hill, California	Engineering, Manufacturing and Research	C4I	52,100	Fiscal 2007
Wyndmoor, Pennsylvania	Administrative and Manufacturing	C4I	92,000	Fiscal 2008
Santa Clara, California	Not utilized	C4I	33,200	Fiscal 2006
Palm Bay, Florida	Administrative, Engineering and Manufacturing	SR	93,400	Fiscal 2011
Melbourne, Florida	Administrative, Engineering and Manufacturing	SR	141,300	Fiscal 2011
Irvine, California	Administrative, Engineering and Manufacturing	SR	40,200	Fiscal 2010
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	SR	42,000	Fiscal 2008
Dallas, Texas	Administrative, Engineering and Manufacturing	SR	110,300	Fiscal 2008
Huntsville, Alabama	Administrative, Manufacturing Warehouse	SR	215,500	Fiscal 2014
Buffalo, New York	Engineering, Manufacturing and Research	SR	224,000	Fiscal 2007
Kanata, Ontario, Canada	Engineering and Manufacturing	SR	11,000	Fiscal 2008
Allentown, Pennsylvania	Administration and Manufacturing	SR	7,400	Fiscal 2010
Prescott Valley, Arizona	Research, Development and Production	SR	11,900	Fiscal 2010
Cypress, California	Administrative, Engineering and Manufacturing	SR	91,500	Fiscal 2016

        We own the following properties:

Location	Activities	Operating Segment	Approximate Square Footage
Largo, Florida	Administrative and Manufacturing	C4I	120,000
Hudson, Massachusetts	Administrative, Engineering, Product Development and Manufacturing	C4I	54,000
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	72,700
Milwaukee, Wisconsin	Administrative, Engineering, Field Service, Product Development and Manufacturing	C4I	612,500
Palm Bay, Florida	Administrative, Manufacturing and Engineering	C4I	54,000
Gaithersburg, Maryland	Engineering, Manufacturing and Research	C4I	170,000
Carleton Place, Ontario, Canada	Administrative and Manufacturing	SR	140,000
Fort Walton Beach, FL	Engineering, Manufacturing and Research	SR	267,000

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

Item 3. Legal Proceedings

        We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims.

        Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against the us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2005 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees us. The plaintiffs sought damages of not less than $5.0 million for each of the claims. The plaintiffs also alleged claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty.

The plaintiffs sought damages of not less than $47.1 million for each claim. In addition, plaintiffs sought punitive and treble damages, injunctive relief and attorney's fees. In our answer, we denied the plaintiffs' allegations and vigorously defended this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. The matter went to trial in February 2005, which proceeding ended in a mistrial. On May 4, 2005, we entered into a settlement agreement with plaintiffs Miltope Corporation and IV Phoenix Group, Inc., pursuant to which we agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded in fiscal 2005 to increase the accrual for the matter to $7.5 million as of March 31, 2005, which was paid on May 5, 2005 and the litigation was dismissed.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and we believe that the mine was operated until approximately 1972. We believe that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner of the land. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, we retained a technical consultant, who reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (the "CERCLA Letter") with regards to Operable Unit 1 (the upper mine area) of the Orphan Mine site. The CERCLA Letter requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a "good faith offer" to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We have initiated discussions with such other PRP, and the parties are now required to provide a response to the NPS. As of March 31, 2005, we have approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site. In the event of remediation, we may incur charges in excess of that amount and/or may have our liability reduced to the extent that other PRPs are required to participate in the remediation effort. We will continue to evaluate our estimate to the extent additional information arises.

        On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT, and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT's prime contract with the US Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims allege breach of contract and breach of duties of good faith and fair dealing and seek damages in excess of $2.7 million. We and ITT have agreed to conduct nonbinding mediation. On April 13, 2005, the District Court of Colorado granted the parties' joint motion to stay the scheduling order until September 1, 2005 to allow for such mediation. We continue to believe that we have meritorious defenses and counterclaims, and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On May 13, 2005, we announced that our Board of Directors declared its first ever quarterly cash dividend of $0.03 per share on our common stock. The first dividend is payable on June 30, 2005 to stockholders of record as of the close of business on June 15, 2005. Our credit facility was amended to allow the payment of dividends or make other distributions on our common stock (see Note 8 of the Consolidated Financial Statements). Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by our Board of Directors.

        The following table shows the high and low sale prices per share of our common stock during fiscal 2005 and 2004, as reported on the NYSE.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$32.32	$26.26	$28.83	$23.68
Second Quarter	$39.80	$33.84	$29.72	$23.62
Third Quarter	$45.79	$33.97	$29.38	$23.37
Fourth Quarter	$45.00	$37.31	$32.00	$26.94

        The closing sale price of our common stock as reported by the New York Stock Exchange on June 8, 2005 was $46.95 per share. As of that date there were approximately 562 holders of record of our common stock.

        See information with respect to shares of DRS common stock that may be issued under our equity compensation plan as of March 31, 2005 in our Definitive Proxy Statement, relating to the fiscal 2005 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

  Equity Compensation Plan Information

        The table below sets forth information about shares of DRS Technologies, Inc. common stock that may be issued under our equity compensation plans as of March 31, 2005.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	# of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
	(A)		(B)	(C)
Equity Compensation Plans Approved by Stockholders	3,095,861	(a)	$27.83	1,118,324
Equity Compensation Plans Not Approved by Stockholders(b)	250,000	(c)	$10.44	—

(a)
Includes 50,000 shares of common stock, the issuance and receipt of which were deferred by Mr. Newman following the exercise of certain options.

(b)
Excluded from plans not approved by stockholders are 2,500 stock options that we assumed in connection with an acquisition in fiscal 1999. Such options have a weighted average exercise price of $17.01. There are no such securities remaining for future issuance.

(c)
Represents stock options granted to Mr. Newman by the board on October 26, 1998. Such stock options were granted to Mr. Newman by the board in its discretion and not pursuant to any equity compensation plan.

Item 6. Selected Financial Data

        In the following table, we provide you with our selected historical consolidated financial and operating data as of and for the fiscal years indicated. The selected summary of earnings data, earnings per-share data from continuing operations and certain of the other data for the years ended March 31, 2005, 2004 and 2003 and the selected balance sheet data as of March 31, 2005 and 2004 presented below are derived from our audited consolidated financial statements included elsewhere in Item 8 of this Form 10-K. The selected summary of earnings data, earnings per-share data from continuing operations and certain of the other data for the years ended March 31, 2002 and 2001 and selected balance sheet data as of March 31, 2003, 2002 and 2001 presented below are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

        When you read this selected historical financial data, it is important that you also read along with it our historical consolidated financial statements and related notes included in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended March 31,(1)
	2005		2004		2003		2002		2001
	(in thousands, except per-share data and ratios)
Summary of Earnings Data
Revenues	$1,308,600		$986,931		$675,762		$517,200		$427,606
Operating income(2)	$143,132		$103,332		$67,684		$49,769		$37,531
Earnings from continuing operations before income taxes	$102,968		$77,331		$55,872		$38,361		$24,954
Earnings from continuing operations	$58,126		$43,542		$30,171		$20,331		$11,978
Net earnings(2)	$60,677		$44,720		$30,171		$20,331		$11,978
Earnings Per-Share Data from Continuing Operations(3),(4)
Basic earnings per share	$2.15		$1.80		$1.64		$1.52		$1.14
Diluted earnings per share	$2.09		$1.76		$1.58		$1.41		$1.01
Balance Sheet Data (at period end)
Working capital	$379,804		$145,315		$107,485		$169,836		$43,686
Net property, plant and equipment	$143,264		$142,378		$87,610		$50,481		$37,639
Total assets	$1,893,498		$1,625,390		$993,391		$608,182		$334,940
Long-term debt, excluding current installments	$727,611		$565,530		$216,837		$138,060		$75,076
Total stockholders' equity	$671,428		$595,625		$438,180		$257,235		$111,947
Financial Ratios and Supplemental Information
Net cash flows provided by operating activities of continuing operations	$136,183		$104,717		$52,008		$27,849		$34,270
Net cash flows used in investing activities of continuing operations	$(53,573)		$(273,859)		$(278,631)		$(84,943)		$(19,655)
Net cash flows provided by (used in) financing activities of continuing operations	$164,901		$131,613		$204,308		$172,565		$(16,056)
Capital expenditures	$34,521		$24,444		$21,526		$13,583		$16,185
Depreciation and amortization	$40,968		$28,436		$16,614		$13,789		$16,125
Internal research and development	$38,852		$27,387		$14,355		$9,535		$8,027
Interest and related expenses	$39,750		$24,259		$10,589		$10,954		$11,461
EBITDA(5)	$181,226		$129,272		$81,896		$61,960		$52,338
Free cash flow(6)	$101,662		$80,273		$30,482		$14,266		$18,085
Interest coverage ratio(7)	4.6	x	5.3	x	7.7	x	5.7	x	4.6	x
Long-term debt to total capitalization	52.1%		49.0%		33.9%		35.1%		42.2%
Long-term debt to EBITDA(8)	4.0	x	4.4	x	2.7	x	2.3	x	1.6	x

(1)
DRS's selected financial data includes the effect of the following purchase business combinations and divestitures from their date of acquisition or divestiture by fiscal year:

a)
Fiscal Year 2005: Night Vision Equipment Co., Inc. and Affiliate—Acquired December 14, 2004.

  b)
  Fiscal Year 2004: Integrated Defense Technologies, Inc.—Acquired November 4, 2003.*

  *
  Two operating units acquired in connection with the IDT acquisition were sold in fiscal 2005.

  c)
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

  d)
  Fiscal Year 2002: The Electro Mechanical Systems unit of Lockheed Martin Corporation—Acquired August 22, 2001; and the Sensors and Electronic Systems business of The Boeing Company—Acquired September 28, 2001.

  e)
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

(3)
Per-share data includes the weighted average impact of the November 4, 2003 issuance of 4,323,172 shares of common stock in connection with the IDT acquisition, the December 20, 2002 issuance of 5,462,500 shares of common stock in a public offering and the December 19, 2001 issuance of 3,755,000 of common stock in a public offering.

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

(6)
Net cash provided by operating activities of continuing operations less capital expenditures. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(7)
Ratio of EBITDA to interest and related expenses (primarily amortization of debt issuance costs).

(8)
Long-term debt to EBITDA includes the current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by defense industry considerations and a summary of our overall business strategy to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Continuing Operations." We then provide an analysis of cash flows, and discuss our financial commitments under "Liquidity and Financial Resources" and "Contractual Obligations", respectively.

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

        On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather's and DRS Broadcast's assets and liabilities are presented on the March 31, 2004 balance sheet as "Assets of discontinued operations" and "Liabilities of discontinued operations", respectively. The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as "Earnings from discontinued operations and includes the gain on their sale." The cash flows of the discontinued operations also are presented separately in the Consolidated Statement of Cash Flows for the years ended March 31, 2005 and 2004.

        A summary of the operating results of the discontinued operations for the years ended March 31, 2005 and 2004 is presented under "Acquisitions and Divestitures" below.

        During the fourth quarter of fiscal 2004, we implemented a new organizational operating structure, which realigned our subsidiaries into two operating segments. Prior to the realignment, we operated with four operating segments. This repositioning was the result of strategic organizational reviews and a focused effort undertaken to integrate our November 4, 2003 acquisition of IDT. Our two principal operating segments are the Command, Control, Communications, Computers and Intelligence (C4I)

Group and the Surveillance and Reconnaissance (SR) Group. All other operations, primarily our Corporate Headquarters, are grouped in Other.

        The C4I Group is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services and secure voice and data communications; Power Systems, which includes the naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals product lines.

        The SR Group is comprised of the following business areas: the Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, unmanned vehicles, and electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics. For additional details of products and customers by business area see Item 1, "Business," of this Form 10-K.

        During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into our C4I Group's DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of our SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

        The substantial majority of our sales are generated using written contractual arrangements. The contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided by our customers. Our primary "end-use" customer is the U.S. Department of Defense (DoD). For the year ended March 31, 2005, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors generated $1.1 billion, or 84%, of our consolidated revenues. Our other customers include certain U.S. government intelligence agencies, foreign governments, commercial customers and other U.S. federal, state and local government agencies.

Defense Industry Considerations and Business Strategy

        The markets for defense and related advanced technology systems for fiscal 2006 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan. The war on terrorism has focused greater attention on homeland security and better communication and interplay between local, state and federal government agencies and U.S. military services. Our nation's overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, missile defense, and improved information systems capability and security.

        The Future Years Defense Plan (FYDP) submitted with the President's budget request for fiscal year 2006 projects a strong commitment to research and development of transformational capabilities across the military services, while reducing quantities of near-term systems, compared with previous projections. As has been widely reported, the President's budget request for fiscal year 2006 includes $419.3 billion for overall defense spending and proposes reductions in funding for a number of existing defense programs, including certain programs in which we participate. We are actively monitoring discussions regarding these proposals, but are unable to predict the extent to which these proposals ultimately will be approved as part of the 2006 or subsequent budgets approved by Congress or what the ultimate impact on DRS Technologies would be.

        In September 2004, Congress passed an initial $25 billion supplemental appropriation to defray costs for Operation Enduring Freedom and Operation Iraqi Freedom. This supplemental appropriation enabled the DoD to proceed on critical modernization and acquisition programs, versus using amounts available for those programs to pay for the Iraq and Afghanistan missions. In May 2005, Congress passed an additional $82 billion for Iraq and Afghanistan and combating terrorism worldwide. While there is no assurance that additional supplemental appropriations will continue to be approved by Congress, we do not anticipate that sustained operations in Iraq and Afghanistan will materially impact the procurement and research and development budget levels projected in the near term.

        DoD budgets have experienced increased focus on command, control, communications, computers intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

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

        A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately held companies, as well as defense businesses of larger companies that (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or expand our product offerings and (iii) display growing revenues, and positive operating income and cash flow prospects.

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

        We are party to various legal actions and claims arising in the ordinary course of our business. We believe we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity (see Item 3. Legal Proceedings).

        Our sales to international customers involve additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, customs and practices in foreign countries. We expect that international sales, as a percentage of our overall sales, will continue to increase in future years as a result of, among other factors, our growth strategy and continuing changes in the defense industry.

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to find and effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. See Liquidity and Capital Resources for additional information regarding certain covenants and restrictions placed on us under our credit facility.

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

        Fiscal 2005 Acquisition    On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of NVEC's operations have been included in our financial statements since the date of the acquisition.

        NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC has enhanced DRS's position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company's SR Group.

        Fiscal 2004 Acquisition    On November 4, 2003, we acquired all of the outstanding stock of IDT. Headquartered in Huntsville, Alabama, IDT, which consisted of eight operating units, is a designer, developer and provider of advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments. The total merger consideration was $367.4 million, including $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of our common stock valued at $24.55 per share, plus our merger-related costs of approximately $12.5 million. Upon closing of the acquisition, we repaid IDT's term loan in the amount of $200.8 million. The cash consideration for the acquisition and IDT's term loan were financed with borrowings under our amended and restated credit facility, the issuance of our senior subordinated notes and with existing cash on hand.

        We believe IDT's products and technologies complement our program and military platform applications and that IDT is well positioned to leverage the military's near-term force modernization and emerging transformation initiatives through its complementary programs, depth of engineering talent, commitment to investments in research and development, and breadth of technology.

        We believe that the acquisition of IDT provides us with several strategic benefits, including the following:

  •
  IDT expands our customer penetration by placing our products on a new base of U.S. Air Force programs, increasing our content on key Army and Navy weapons programs and significantly expanding our intelligence business;

  •
  IDT further diversifies and expands our program portfolio; and

  •
  IDT provides additional technology and expertise in power generation. IDT's power generation leadership, including a strong market position on a U.S. Army hybrid electric drive program, and a leading position in power distribution switchgear for the LHD-8 Amphibious Assault Ship under development at Northrop Grumman Ship Systems, complements our strong presence in the naval power systems business.

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

        On November 27, 2002, we acquired all of the outstanding stock of Paravant Inc. (Paravant) in a purchase business combination and merged Paravant into a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.9 million. Paravant, which consists of five operating units, is a designer and manufacturer of highly engineered, technically advanced, defense electronics for U.S. and allied international military and intelligence agency applications. The company manufactures rugged computer systems and communications interfaces serving military Command, Control, Communications, Computer, Intelligence, Surveillance and Reconnaissance (C4ISR) initiatives. Paravant also produces high-speed processing equipment for the intelligence community and offers modernization design and installation services for select rotary- and fixed-wing military aircraft. The Paravant acquisition was compatible with the Company's goals of expanding its core tactical systems business base and increasing our presence in the U.S. Air Force and high-end signal intelligence programs supporting government agencies. The acquired Paravant operating units are being managed as part of our C4I Group.

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

        Fiscal 2005 Divestiture    On March 10, 2005, we sold our DRS Weather Systems and DRS Broadcast Technology operating units for $29.0 million, net of transaction costs and recorded a $0.7 million after-tax gain on the sale. DRS Weather designs, develops and produces meteorological surveillance and analysis products, including Doppler weather radar systems, and DRS Broadcast is a manufacturer of radio frequency broadcast transmission equipment. DRS Weather and DRS Broadcast operated as a part of our C4I Group. A summary of the results of discontinued operations for the fiscal year ended March 31, 2005 and for the period from November 4, 2003 through March 31, 2004 (the prior year period for which DRS Weather and DRS Broadcast were owned by DRS) follows:

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenues	$33,325	$14,319

Earnings before taxes	$3,601	$1,819
Income tax expense	1,050	641

Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551	$1,178

        Fiscal 2003 Divestitures    On November 22, 2002, we sold our DRS Advanced Programs, Inc. operating unit (DRS API) for $7.6 million in cash and recorded a $0.6 million pre-tax loss on the sale. DRS API, which operated as part of our C4I Group, developed, designed, manufactured and marketed custom- packaged computers and peripherals, primarily for the DoD and the government intelligence community. DRS API, prior to the sale, recorded revenues and an operating loss of $8.5 million and $1.1 million, respectively, for the fiscal year ended March 31, 2003.

        On May 27, 2002, we sold the assets of our DRS Ahead Technology, Inc. operating unit. DRS Ahead Technology, which operated as part of our "Other" segment produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. No gain or loss was recorded on the sale. DRS Ahead Technology, prior to the sale, recorded revenues and an operating loss of $1.3 million and $0.5 million, respectively, for the fiscal year ended March 31, 2003.

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

        Management Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the percentage of completion and total estimated costs at completion on long-term contracts, recoverability of goodwill and long-lived and intangible assets, the valuation of deferred tax assets and liabilities, the valuation of assets acquired and liabilities assumed in purchase business combinations and the valuation of pensions and other postretirement benefits, as discussed below. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories, and for litigation and contingencies. Actual results could differ from these estimates.

        Revenue Recognition on Contracts and Contract Estimates    Substantially all of our direct and indirect sales to the U.S. Government and certain of our sales to foreign governments and commercial customers are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers). These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and cost-reimbursable contracts with the U.S. government also specifically are accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, "Government Contracts, Cost-Plus-Fixed Fee Contracts" (ARB 43).

        Revenues and profits on fixed-price development contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered, based on their selling prices (the "units-of-delivery" method). Revenues and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs at completion of the contract for each contract (the "cost-to-cost method"). Under our percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance.

        Accounting for the revenues and profits on a fixed-price contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage-of-completion method, revenues on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, revenues on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred to date to total estimated costs at completion multiplied by the contract value, less the cumulative revenues recognized in prior periods. The profit recorded on a contract in any period under both the units-of-delivery method and cost-to-cost method is equal to the current estimated total profit margin for the contract, stated as a percentage of contract revenue multiplied by the cumulative revenue recorded less the cumulative profit previously recorded. Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These changes are recorded in the period they are determined to be necessary.

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

        We often enter into contracts that provide for significant engineering as well as the production of finished units with the expectation that we will incur substantial up-front costs to engineer the product to meet customer specifications. These arrangements typically provide us the opportunity to be awarded add-on contracts requiring the delivery of additional finished units. Our ability to recover up-front costs and earn a reasonable overall profit margin often is contingent on being awarded multiple contracts. Prior to entering into such arrangements, we estimate the amount of up-front costs to be incurred and evaluate the likelihood of being awarded the add-on contracts. Inaccurate estimates of up-front costs, coupled with the failure to obtain, or delays in obtaining, add-on contracts, could have a material effect on the timing of revenue and/or profit or loss recognition and future cash flows.

        Goodwill and Acquired Intangible Assets    We allocate the cost of our acquired businesses (commonly referred to as the purchase price allocation) to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocations for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

        Generally, the substantial majority of the intangible assets from the businesses that we acquire are derived from the intellectual capital of the management, administrative, scientific, engineering and technical employees of the acquired businesses. The success of our businesses is primarily dependent on the management, contracting, engineering and technical skills and knowledge of our employees, rather than productive capital (machinery and equipment). Generally, patents, trademarks and licenses are not material to our acquired businesses. Therefore, the substantial majority of the intangible assets for our acquired businesses is recognized as goodwill.

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

        If we identify the existence of one or more of the above indicators, we would determine if the asset is impaired by comparing its expected future net undiscounted cash flows with its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset's estimated fair value and its carrying value. The determination of the future net undiscounted cash flows and the fair value of an asset involves estimates and assumptions regarding future operating results, all of which are impacted by economic conditions related to the industries in which those assets operate. Inaccurate estimates could have a material affect on the results of operations, financial position and cash flows. At March 31, 2005, we had identifiable acquired intangible assets with finite useful lives of $100.0 million, net of accumulated amortization.

        Goodwill is tested for impairment at a level of reporting referred to as a "reporting unit." During fiscal 2004, in connection with the realignment of the Company's operating segments discussed above, the components of our reporting units also changed. We have identified four reporting units for impairment testing purposes.

        The annual impairment test is performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our annual impairment tests with no adjustment to the carrying value of our goodwill, as of March 31, 2005 and 2004. The annual goodwill impairment assessment involves estimating the fair values of our reporting units and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. We estimate the fair value of our reporting units by applying third party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT) and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating a weighted average of the three extended values. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT and EBITDA, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. At March 31, 2005, we had goodwill of $815.4 million.

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

        Income Taxes    At March 31, 2005, we had net deferred tax assets of $5.2 million, including $14.5 million of loss and tax credit carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2005, we provided a $6.5 million valuation allowance associated with the loss carryforwards that is included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain)

within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

        Our annual effective tax rate is based on expected pre-tax earnings, statutory tax rates and tax planning opportunities available in various jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

        We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believe that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained.

        We continually evaluate our tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the year of resolution. Our tax contingency accruals are presented in the consolidated balance sheet within income taxes payable.

        Other Management Estimates A substantial majority of our revenues and, consequently, our outstanding accounts receivables are, directly or indirectly, with the United States government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

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

        Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through extensive operating segment reviews which include, among other operating issues, detailed discussions related to significant programs, proposed investments in new business opportunities or property, plant and equipment, and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by senior management of the Company.

	For the Year Ended March 31,			Percent Changes
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(in thousands)
Key performance metrics
Revenues	$1,308,600	$986,931	$675,762	32.6%	46.0%
Operating income	$143,132	$103,332	$67,684	38.5%	52.7%
Bookings	$1,433,030	$1,052,630	$723,545	36.1%	45.5%
Other significant financial metrics
Interest and related expenses	$39,750	$24,259	$10,589	63.9%	129.1%
Income taxes	$44,842	$33,789	$25,701	32.7%	31.5%
Significant liquidity metrics(A)
Free Cash Flow	$101,662	$80,273	$30,482	26.6%	163.3%
EBITDA	$181,226	$129,272	$81,896	40.2%	57.8%

(A)
See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Fiscal Year Ended March 31, 2005, Compared with Fiscal Year Ended March 31, 2004

        Revenues and Operating Income    Revenues and operating income for the fiscal year ended March 31, 2005 were $1.3 billion and $143.1 million, respectively, increasing approximately $321.7 million and $39.8 million, respectively, as compared with the prior fiscal year. The increase in revenues was primarily driven by our November 4, 2003 acquisition of IDT and our December 14, 2004 acquisition of NVEC, which contributed incremental (current fiscal year over corresponding prior fiscal year) revenues of $211.8 million and $18.4 million, respectively. Also contributing to the overall increase in revenues were higher ship propulsion-related volume, increased shipments of certain combat display workstations, rugged computers, airborne-based electro-optical sighting systems and certain airborne-based infrared countermeasure subassemblies. Partially offsetting the overall increase in revenues were decreased shipments of certain ground-based infrared sighting and targeting systems. The growth in operating income for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year, was due primarily to the overall increase in revenues and strong margins from certain ground-based infrared sighting and targeting systems and a certain carrier landing system. The acquired IDT and NVEC operating units contributed incremental operating income of $27.1 million and $4.5 million, respectively, for the fiscal year ended March 31, 2005. Partially offsetting the overall increase in operating income were certain legal and severance-related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the fiscal year ended March 31, 2005 increased $380.4 million, versus the prior fiscal year, to $1.4 billion. The primary driver of the overall increase was the acquisition of IDT and NVEC, which contributed incremental bookings of $241.1 million and $21.5 million, respectively.

        Interest and related expenses    Interest and related expenses increased $15.5 million for the fiscal year ended March 31, 2005, as compared with the prior fiscal year, to $39.8 million. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the year ended March 31, 2005, as compared with the prior fiscal year. The increase in the average borrowings outstanding was driven by the financing of our November 4, 2003 acquisition of IDT, as well as our December 23, 2004 issuance of an additional $200 million of our 6 7/8% senior subordinated notes. The notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13% (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility as of March 31, 2005 and 2004.

        Income taxes    The provision for income taxes for fiscal year ended March 31, 2005 reflects an estimated annual effective income tax rate of approximately 43.5%, as compared with 43.7% in the prior year. Factors contributing to the decrease in our effective tax rate include a reduction in the valuation allowance for state net operating losses and a reduction of certain non-deductible expenses, offset, in part, by higher net foreign and state tax rates.

Fiscal Year Ended March 31, 2004, Compared with Fiscal Year Ended March 31, 2003

        Revenues and Operating Income    Revenues and operating income for the year ended March 31, 2004 were $986.9 million and $103.3 million, respectively, increasing approximately $311.2 million and $35.6 million, respectively, as compared with the prior fiscal year. The increase in revenues was driven primarily by our November 4, 2003 acquisition of IDT, and our fiscal 2003 acquisitions of the Navy Controls Division of Eaton Corporation (now operating as DRS Power & Control Technologies, Inc.—DRS PCT), Paravant Inc. (Paravant), Kaman's Electromagnetics Development Center (now operating as DRS Electric Power Technologies, Inc.—DRS EPT), Power Technology Incorporated (now operating as DRS Power Technology, Inc.—DRS PTI) and two immaterial acquisitions. IDT contributed $130.9 million to fiscal 2004 revenues. Our fiscal 2003 acquisitions contributed $147.2 million of incremental (fiscal year-over-year) revenues to fiscal 2004. Also contributing to the overall increase in revenues were increased shipments of ground- and airborne-based electro-optical sighting and targeting systems. Partially offsetting the overall increases in revenues were decreases from combat display workstation engineering services, advanced electronic manufacturing and integration services, certain maritime-based electro-optical systems and certain rugged computer systems. The growth in operating income was due primarily to the overall increase in revenues. IDT contributed $12.9 million to operating income in fiscal 2004, and our fiscal 2003 acquisitions contributed incremental operating income of $25.2 million. Partially offsetting the overall increase in operating income were certain program-related charges. See Operating Segments discussion below for additional information.

        Bookings    We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings increased $329.1 million, or 45.5%, in fiscal 2004 versus the same period in the prior year. The primary drivers of the overall increase in bookings were the acquisition of IDT, which contributed $131.0 million since its acquisition, as well as our fiscal 2003 acquisitions, which contributed $109.6 million of incremental bookings in fiscal 2004.

        Interest and related expenses    Interest and related expenses increased $13.7 million for the fiscal year ended March 31, 2004, as compared with the same period in the prior year. The increase in interest expense is the result of an overall increase in our average borrowings outstanding in fiscal 2004, driven by the financing of the IDT acquisition. Also contributing to the overall increase was $0.9 million of fees recorded in connection with a subordinated bridge loan commitment executed by us to secure financing in the event that we were unable to successfully consummate the October 30, 2003 issuance of the senior subordinated notes issued in connection with the IDT acquisition.

        Income taxes    The provision for income taxes for the year ended March 31, 2004 reflects an effective income tax rate of approximately 43.7%, as compared with 46.0% in the prior year. The decrease, as compared with the corresponding prior year, was primarily due to: a smaller loss incurred by DRS Tactical Systems Ltd. for which a full valuation allowance was established, along with the growth of our operations, which reduced the effect of the valuation allowance, and the effect of foreign exchange adjustments, offset, in part, by an increase in non-deductible expenses.

Operating Segments

        The following tables set forth, by operating segment, revenues, operating income, operating margin, depreciation and amortization, and the percentage increase or decrease of those items, as compared with the prior-year period:

	Years Ended March 31,			Percent Changes
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(dollars in thousands)
C4I
Revenues*	$700,432	$552,274	$371,153	26.8%	48.8%
Operating income	$73,566	$58,652	$33,363	25.4%	75.8%
Operating margin	10.5%	10.6%	9.0%	(1.1)%	18.1%
SRG
Revenues*	$608,168	$434,657	$303,260	39.9%	43.3%
Operating income	$69,893	$44,597	$35,143	56.7%	26.9%
Operating margin	11.5%	10.3%	11.6%	12.0%	(11.5)%
Other
Revenues*	$—	$—	$1,349	n/a	(100.0)%
Operating (loss)	$(327)	$83	$(822)	(494.0)%	110.1%
Operating margin	n/a	n/a	(60.9)%	n/a	n/a

*
Revenues are net of intersegment eliminations.

Fiscal Year Ended March 31, 2005, Compared with Fiscal Year Ended March 31, 2004

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $148.2 million, or 26.8%, to $700.4 million for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year. Operating income increased $14.9 million, or 25.4%, to $73.6 million. The increase in revenue was attributable to the legacy IDT operating units, which contributed incremental revenues of $57.8 million, as well as the overall increase in revenues from higher ship propulsion engineering volume, increased shipments of combat display workstations, secure telephone and communications equipment, certain turbine generators and an international long-range infrared surveillance and observation system. Partially offsetting the overall increase in revenues was decreased volume for a certain mobile ground-based radar system and nuclear instrumentation and control systems, and naval power control systems.

        The increase in operating income for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year, was primarily driven by the overall increase in revenues. The IDT operating units contributed $10.7 million of operating income to the fiscal year ended March 31, 2005. Operating income for fiscal 2005 was unfavorably impacted by a $6.5 million charge to increase the accrual for the settlement of the Miltope litigation and $1.2 million in severance-related charges. For the fiscal year ended March 31, 2004, operating income was unfavorably impacted by certain program charges totaling $9.6 million. The charges were recorded for program cost growth of $6.2 million on certain radar programs and $3.4 million for various other programs and inventory-related items.

        Surveillance & Reconnaissance Group    Revenues increased $173.5 million, or 39.9%, to $608.2 million for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year. Operating income increased $25.3 million, or 56.7%, to $69.9 million. The increase in revenues was primarily attributable to the IDT operating units and the fiscal 2005 acquisition of NVEC. The IDT operating units and NVEC contributed incremental revenues of $154.0 million and $18.4 million, respectively. Revenues also were favorably impacted by increased shipments of certain airborne-based electro-optical sighting and targeting systems, airborne-based infrared countermeasure subassemblies and certain infrared focal plane arrays. Partially offsetting the overall increase in revenues were lower shipments of certain ground-based electro-optical infrared sighting and targeting systems.

        The increase in operating income for fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year, was primarily driven by the overall increase in revenues, as well as strong margins on a certain ground-based electro-optical reconnaissance, surveillance and targeting system platform. The IDT operating units and NVEC contributed $16.3 million and $4.5 million, respectively, in incremental operating income. Partially offsetting the overall increase in operating income was the impact of a $1.0 million inventory write-down on certain uncooled infrared programs recorded in the first quarter of fiscal 2005. For the fiscal year ended March 31, 2004, operating income was unfavorably impacted by cost overruns of $3.0 million for a thermal target and acquisition system program, partially offset by a $1.6 million favorable program adjustment due to changes in estimates to complete.

Fiscal Year Ended March 31, 2004, Compared with Fiscal Year Ended March 31, 2003

        Command, Control, Communication, Computers and Intelligence Group    Revenues increased $181.1 million, or 48.8%, to $552.3 million in fiscal 2004 as compared with the corresponding prior fiscal year. Operating income increased $25.3 million, or 75.8%, to $58.7 million. Our fiscal 2004 merger with IDT and our fiscal 2003 acquisitions primarily drove the increase in revenues. The IDT companies operating in C4I contributed $44.3 million to fiscal 2004 revenues, and the fiscal 2003 acquisitions contributed incremental revenues of $138.2 million. The revenue increase also was favorably impacted by growth in certain surveillance systems, and aircraft wire harness and cable assemblies. These increases were offset, in part, by decreases in revenues from combat display workstation engineering services, certain rugged computers and peripherals sold to the U.S. Army, advanced contract manufacturing services and shipboard integrated communications systems. Revenues for the year ended March 31, 2003 included $8.5 million from DRS API, which was sold in the third quarter of fiscal 2003.

        The increase in operating income primarily was driven by the overall increase in revenues. The IDT companies operating in C4I contributed $6.4 million to fiscal 2004 operating income and, our fiscal 2003 acquisitions contributed $23.9 million of incremental operating income. Favorable margins from the group's advanced manufacturing services were partially offset by the impact of decreased revenues from certain rugged computers and peripherals. Fiscal 2004 operating income was unfavorably impacted by charges totaling $9.6 million. The charges included program cost growth of $6.2 million on certain radar programs and $3.4 million for various other programs and inventory-related items. Fiscal 2003 operating income included charges of $2.2 million, $2.6 million and $0.5 million for cost growth on a surface search radar program, for certain charges at the group's U.K. operating unit and reorganization charges in the group's Canadian operating unit, respectively. The C4I U.K. operating unit's fiscal 2003 charges included $1.5 million for cost growth and inventory write-offs on certain programs, and $1.1 million for reorganization costs. DRS API recorded an operating loss of $1.1 million during the year ended March 31, 2003.

        Surveillance & Reconnaissance Group    Revenues increased $131.4 million, or 43.3%, to $434.7 million in fiscal 2004, as compared with the corresponding prior fiscal year. Operating income increased $9.5 million, or 26.9%, to $45.6 million. The increase in revenue primarily was driven by our fiscal 2004 merger with IDT and the fiscal 2003 acquisitions of the U.S.-based Unmanned Aerial

Vehicle business of Meggitt PLC (now operating as DRS Unmanned Technologies—DRS UT) and DKD, Inc., (now operating as a part of DRS Infrared Technologies, LP, formerly DRS Nytech Imaging Systems). The IDT companies operating in the SR Group contributed $86.6 million to fiscal 2004 revenues, and the fiscal 2003 acquisitions contributed incremental revenues of $8.9 million. The increase in revenues also was driven by increased shipments of our ground- and airborne-based electro-optical sighting and targeting systems and digital imaging programs. Partially offsetting the overall increase in revenues were decreased shipments of commercial vision laser correction systems and certain mission data recorders.

        The increase in operating income was primarily driven by our fiscal 2004 merger with IDT, which contributed $6.6 million to fiscal 2004 operating income and the other increases in revenues, as noted above. Operating income also was impacted by cost overruns of $3.0 million for a thermal target and acquisition system program, partially offset by a $1.6 million favorable program adjustment due to changes in estimate to complete. Operating income for the year ended March 31, 2003 included charges of $2.0 million and $1.1 million for a mission data recorder program and additional costs associated with closing the group's Santa Clara, California production and engineering facility, respectively.

Results of Discontinued Operations

        A consolidated summary of the operating results of the discontinued operations for the years ended March 31, 2005 and 2004 is as follows:

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenues	$33,325	$14,319

Earnings before taxes	$3,601	$1,819
Income tax expense	1,050	641

Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551	$1,178

Liquidity and Capital Resources

        Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements and expected dividend payment during the next 12 months and the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and subject to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

        Cash Flows    The following table provides our cash flow data for the fiscal years ended March 31, 2005, 2004 and 2003:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities of continuing operations	$136,183	$104,717	$52,008
Net cash provided by operating activities	$138,410	$102,633	$52,008
Net cash used in investing activities of continuing operations	$(53,573)	$(273,859)	$(278,631)
Net cash used in investing activities	$(54,398)	$(274,460)	$(278,631)
Net cash provided by financing activities of continuing operations	$164,901	$131,613	$204,308
Net cash provided by financing activities	$164,871	$131,767	$204,308

        Operating activities    During fiscal 2005, we generated $138.4 million of operating cash flow, $35.8 million more than the $102.6 million reported in the prior fiscal year. Earnings from continuing operations increased $14.6 million to $58.1 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $44.9 million over the corresponding prior fiscal period. These non-cash adjustments primarily consist of depreciation and amortization of fixed assets and acquired intangible assets, stock-based compensation, changes in deferred income taxes, non-cash adjustments to inventory reserves and provisions for doubtful accounts, amortization and write-offs of deferred financing fees and amortization of bond premium, which are recognized as a component of interest and related expenses, and minority interest. The primary drivers of the increase in these non-cash adjustments were depreciation of fixed assets, related to increased capital investments, and amortization of identified acquired intangible assets, a decrease in net deferred tax assets resulting primarily from the utilization of certain net operating losses and tax credit carryforwards and the realization and adjustment of certain deferred tax assets, and deferred financing fees established in the second half of fiscal 2004 related to our acquisition of IDT.

        Changes in assets and liabilities, net of effects from business combinations, provided $4.7 million for the fiscal year ended March 31, 2005. Accounts receivable remained flat year over year, while the increase in inventory used $24.6 million of cash. A net increase in certain of our electro-optical sighting, targeting surveillance and acquisition inventories and increased inventories in certain of our combat display workstation, rugged computer system and surface search radar programs were only partially offset by decreased inventories in certain of our test, training and control businesses. Accounts payable increased $27.1 million, as purchases required to build inventories and acquire capital assets exceeded related payments. Accrued expenses and other current liabilities used $8.3 million of cash during the year. The cash used by these accounts primarily resulted from the liquidations of contract-related reserves, offset, in part, by an increase in income taxes payable, as income tax expense exceeded related payments. Net customer advances provided $7.2 million in cash and are directly related to the inventory increases. Discontinued operations provided $2.2 million of cash prior to their sale in March 2005.

        Investing activities    The following table summarizes the cash flow impact of our business combinations for the years ended March 31, 2005, 2004 and 2003:

Fiscal 2005	Date of Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition- Related Payments	Other		Total
		(in thousands)
Electro Mechanical Systems unit of Lockheed Martin Corporation (DRS SSS)	9/28/01	$—	$—	$—	$—	$(500	)A	$(500)
DKD, Inc (Nytech)	10/15/02	—	3,118	—	—	—		3,118
Night Vision Equipment Co., Inc. (NVEC)	12/14/04	42,500	—	4,655	66	—		47,221

Total payments pursuant to business combinations		$42,500	$3,118	$4,655	$66	$(500)		$49,839

Fiscal 2004
SES Business of the Boeing Company	9/28/01	$—	$—	$—	$75	$—		$75
Navy Controls Division of Eaton Corporation	7/1/02	—	—	—	292	—		292
DKD, Inc (Nytech)	10/15/02	—	—	—	6	—		6
Paravant Inc.	11/27/02	—	—	—	1,559	(2,501	)B	(942)
Kaman Electromagnetics Development Center	12/27/02	—	—	—	73	—		73
Power Technology Incorporated	2/14/03	—	4,000	547	72	—		4,619
Integrated Defense Technologies, Inc.	11/04/03	233,810	—	—	5,226	7,170	C	246,206

Total payments pursuant to business combinations		$233,810	$4,000	$547	$7,303	$4,669		$250,329

Fiscal 2003
UAV Business of Meggitt Defense Systems	04/11/02	$750	$—	$—	$122	$—		$872
Navy Controls Division of Eaton Corporation	07/01/02	96,025	—	—	2,642	—		98,667
DKD, Inc (Nytech)	10/15/02	3,383	—	—	161	—		3,544
Paravant Inc.	11/27/02	94,744	—	—	3,259	—		98,003
Kaman Electromagnetics Development Center	12/27/02	27,515	—	—	31	—		27,546
Power Technology Incorporated	01/15/03	33,233	—	—	216	—		33,449
Spar Aerospace Ltd.	10/29/97	—	—	2,977	—	—		2,977

Total payments pursuant to business combinations		$255,650	$—	$2,977	$6,431	$—		$265,058

(A)
Represents payment received in settlement of certain acquisition-related issues.

(B)
Represents income tax refund for Paravant Inc. related to its pre-acquisition results of operations.

(C)
Represents IDT's investment banking fees and certain other merger-related costs paid by DRS.

        The following table summarizes the net cash received from the sale of certain businesses for the year ended March 31, 2005 and 2003:

Fiscal 2005 Divestitures	Date of Transaction	Amount
		(in thousands)
DRS Weather Systems, Inc. and DRS Broadcast Technology.	3/10/05	$29,096
Fiscal 2003 Divestiture	Date of Transaction	Amount
		(in thousands)
DRS Advanced Programs, Inc.	11/22/2002	$7,624

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

        We paid $34.5 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2005, as compared with $24.4 million and $21.5 million for the fiscal years ended 2004 and 2003, respectively. We expect capital expenditures of approximately $35.0 million to $45.0 million in fiscal 2006, as we continue to upgrade our facilities, as well as manufacturing and engineering capabilities.

        Financing Activities    For the fiscal years ended March 31, 2005, 2004 and 2003, net cash provided by financing activities of continuing operations provided $164.9 million, $131.6 million and $204.3 million, respectively, as detailed below:

	For the Year Ended March 31,
	2005	2004	2003
	(in thousands)
Sources of Cash
Proceeds from sale of common stock	$—	$—	$144,344
Proceeds from senior subordinated notes	211,986	350,000	—
Amended and restated term loan	—	236,000	75,000
Borrowings from revolving credit facility	—	—	6,500
Stock option exercises	8,097	1,970	1,122
Borrowings of short term debt			326

Total	220,083	587,970	227,292
Uses of Cash
Accelerated repayment of term-loan	(45,000)	(231,451)	—
Scheduled payments of term loan	(2,360)	(2,254)	(1,775)
Repayment of IDT term loan	—	(200,776)	—
Repayment of Paravant term loan	—	—	(12,000)
Repayment of revolving credit facility	—	—	(6,500)
Scheduled payment on Nytech note	(3,000)	(5,000)	—
Payments on short-term debt	(82)	(521)	(54)
Payments on other debt	(547)	(611)	(401)
Debt and bond issuance costs	(4,193)	(15,744)	(2,254)

Total	(55,182)	(456,357)	(22,984)

Net Cash Provided by Financing Activities of Continuing Operations	$164,901	$131,613	$204,308

        On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, which commenced on May 1, 2004. The net proceeds from the offering of the Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the Notes, together with a portion of our available cash and initial borrowings under our credit facility, were used to fund the IDT acquisition, repay certain of our and IDT's outstanding indebtedness, and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by certain of our current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, "Guarantor and Non-Guarantor Financial Statements" for additional disclosures.

        On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November, 2013. The notes were offered as additional debt securities under the Indenture with the Bank of New York referenced above with identical terms and same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

        We were obligated, pursuant to the terms of our credit agreement, to offer the lenders under our senior credit facility (the Lenders) their pro rata share of the net proceeds of the December 2004 offering. We made such offer and none of the Lenders requested their pro rata share.

        At any time prior to November 1, 2006, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, subject to certain restrictions. On or after November 1, 2008, we may redeem, at our option, all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

        Simultaneously with the closing of the merger with IDT on November 4, 2003, we entered into a second amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. On February 6, 2004, we amended our credit facility, reducing the term loan interest rate thereunder to LIBOR plus 1.75%. On May 12, 2005, we further amended our credit facility to: (i) adjust for our limitations on certain Asset Sale Proceeds and certain Investments and Acquisitions, as those terms are defined in the credit agreement, and (ii) to allow us to declare and pay cash dividends to our stockholders up to an aggregate amount of $25.0 million in any fiscal year. We are permitted under our credit facility to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. The credit facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors' and certain of our other subsidiaries' assets and by a pledge of certain of our non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the credit facility. We drew down the full amount of the term loan, to fund a portion of the IDT acquisition, to repay the existing term loan and certain of IDT's outstanding indebtedness, and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the credit facility bear interest, at our option, at either: a "Base Rate," which is defined as the higher of (A) the Prime Rate or (B) the Federal Funds Rate plus 0.50%. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on our total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus 0.50%. Term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75%. TLR is defined as the ratio of total debt minus the sum of (A) performance-based letters of credit, and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of our cash and cash equivalents immediately available to repay the obligations thereof, to EBITDA, as defined in the credit agreement. For the fiscal year ended March 31, 2005, we repaid $45.0 million of our term loan and recognized a $1.1 million charge to interest and related expenses for the related reduction in deferred debt issuance costs. On April 29, 2005, we repaid an additional

$10.0 million of our term loan and recognized a $0.2 million charge to interest and related expenses for the reduction in deferred issuance costs.

        We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate ranging from 0.375% and 0.50% per annum, depending on our TLR, provided that the amount of outstanding swingline loans, as defined in the credit agreement, shall not be considered usage of the revolving line of credit for the purpose of calculating such commitment fee. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 1.75% to 2.50% per annum, depending on our TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

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

        There are certain covenants and restrictions placed on us under the credit facility, including, but not limited to, certain acquisitions, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed-charge coverage ratio and restrictions related to equity issuances, the amount of dividends we may declare and pay on our common stock, issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that we make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving line of credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if our total leverage ratio, as defined in the credit agreement, exceeds 3.00 to 1.00. We were in compliance with all covenants under the credit facility at March 31, 2005.

        The principal amount of any outstanding revolving credit loans are due and payable in full on the fifth anniversary of the closing date of the IDT merger. We are required to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment is $590,000. Beginning with the payment on December 31, 2009 through September 30, 2010, each principal payment is approximately $55.5 million.

        As of March 31, 2005, $167.5 million of term loans was outstanding against the credit facility. As of March 31, 2005, we had $143.9 million available under our revolving line of credit. The weighted average interest rate on our term loan was 4.4% as of March 31, 2005 (3.0% as of March 31, 2004). There were no borrowings under our revolving line of credit as of March 31, 2005 and March 31, 2004.

        From time to time, we enter into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of March 31, 2005, $33.0 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.9 million in letters of credit and bank guarantees as of March 31, 2005 were issued under IDT's previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit.

        We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. During the third quarter of fiscal 2005, we terminated an interest rate swap relating to the mortgage that qualified for hedge accounting. The balance of the mortgage as of March 31, 2005 and 2004 was $3.0 million and $3.1 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016. The net book value of the Palm Bay facility and land is approximately $2.7 million at March 31, 2005.

        On October 15, 2002, we issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. On October 14, 2003, we made a $5.0 million principal payment, along with a $0.5 million payment for accrued interest. On October 12, 2004, we paid the remaining $3.0 million principal and related accrued interest of $0.2 million.

        During fiscal 2005, we had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), both of which had expiration dates of September 30, 2008. The swap agreements effectively converted the variable interest rate on a total of $50.0 million of our term loan to a fixed interest rate. Under the terms of these swap agreements, we paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by us. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, we terminated the two swap agreements. As a result of the termination, we received $1.8 million in cash and recorded an unrealized gain in other comprehensive income, net of taxes, which will be credited to interest expense over the remaining life of our term loan.

        The aggregate maturities of long-term debt for fiscal 2006, 2007, 2008, 2009 and 2010 are $2.7 million, $2.5 million, $2.6 million, $2.6 million and $112.3 million per year, respectively, and $607.6 million thereafter.

        On May 13, 2005, the Company announced that its Board of Directors declared its first ever quarterly cash dividend of $0.03 per share on the Company's common stock. The first dividend is payable on June 30, 2005 to stockholders of record as of the close of business on June 15, 2005.

        Free cash flow    Free cash flow represents net cash flow from operations less capital expenditures. Free cash flow for the fiscal year ended March 31, 2005 was $101.7 million, as compared with $80.3 million for fiscal 2004. Free cash flow for the fiscal year ended March 31, 2004 was $80.3 million, compared with $30.5 million for fiscal 2003. See Use of Non-GAAP Financial measures below for additional discussion and information.

        EBITDA    Earnings from continuing operations before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2005 was $181.2 million, compared with $129.3 million for fiscal 2004. EBITDA for the year ended March 31, 2004 was $129.3 million, an increase of approximately $47.4 million over fiscal 2003. See use of Non-GAAP Financial Measures below for additional discussion and information.

        Off-Balance Sheet Financing Arrangements    We have not entered into any off-balance sheet financing arrangements.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	($ in thousands)
Long-Term Debt	$730,263	$2,652	$5,116	$114,927	$607,568
Operating Lease Commitments	93,755	23,688	32,553	21,621	15,893
Acquisition Earn-out(A)	47,992	21,919	18,340	7,733	—
Purchase Obligations(B)	25,191	17,869	7,322	—	—

Total Contractual Obligations	$897,201	$66,128	$63,331	$144,281	$623,461

(A)
Represents contingent purchase price payments or "earn-outs" for certain of our acquisitions that are contingent upon the receipt of post-acquisition revenues and orders at those acquired businesses. Any amount that we pay for the earn-outs will be reported as cash paid for acquisition of business within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

(B)
Includes amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services under firm government contracts for which the Company has full recourse under normal contract termination clauses.

        We enter into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At March 31, 2005, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$32,071	$31,851	$220	$—
Bank guarantees	$951	$905	$46	$—

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

        Backlog at March 31, 2005 was $1.3 billion, as compared with $1.2 billion at March 31, 2004. We booked $1.4 billion in new orders in fiscal 2005. The increase in backlog was due to the net effect of bookings and $24.0 million of acquired backlog obtained through our fiscal 2005 acquisition of NVEC.

Approximately 77% of backlog as of March 31, 2005 is expected to result in revenues during fiscal 2006.

        Internal Research and Development    In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2005, 2004 and 2003 were $38.9 million, $27.4 million and $14.4 million, respectively.

Use of Non-GAAP Financial Measures

        Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows of the Company. The components of EBITDA and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

	Year Ended March 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Earnings from continuing operations before extraordinary item	$58,126	$43,542	$30,171	$20,331	$11,978
Income taxes	44,842	33,789	25,701	18,030	12,976
Interest income	(2,460)	(754)	(1,179)	(1,144)	(202)
Interest and related expenses	39,750	24,259	10,589	10,954	11,461
Depreciation and amortization	40,968	28,436	16,614	13,789	16,125

EBITDA(A)	181,226	129,272	81,896	61,960	52,338
Income taxes	(44,842)	(33,789)	(25,701)	(18,030)	(12,976)
Interest income	2,460	754	1,179	1,144	202
Interest and related expenses	(39,750)	(24,259)	(10,589)	(10,954)	(11,461)
Deferred income taxes	24,660	(5,558)	203	(4,195)	(287)
Changes in assets and liabilities, net ofeffects from business combinations anddivestitures	4,708	32,743	585	(2,723)	1,944
Other, net	7,721	5,554	4,435	647	4,510

Net cash provided by operating activities of continuing operations	136,183	104,717	52,008	27,849	34,270
Capital expenditures	(34,521)	(24,444)	(21,526)	(13,583)	(16,185)

Free cash flow(B)	$101,662	$80,273	$30,482	$14,266	$18,085

(A)
We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, business acquisitions and capital expenditures, and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

Interest Rate Risk

        Simultaneously with the closing of the merger with IDT on November 4, 2003, we entered into a second amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing our previously existing senior credit facility. The second amended and restated credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. On February 6, 2004, we amended (the First Amendment) our second amended and restated credit facility (the credit facility) reducing the interest rate thereunder with respect to the term loans to LIBOR plus 1.75%. There were no borrowings under our revolving line of credit. Borrowings under the amended and restated credit facility bear interest at variable rates. A 1% increase/decrease in the weighted average prevailing interest rates on our variable rate debt outstanding as of March 31, 2005 would result in an increase/decrease in annual interest expense of approximately $1.7 million. The fair value of the Company's borrowings under the amended and restated credit facility approximates their carrying values. Also in connection with the IDT acquisition, on October 30, 2003 the Company issued $350.0 million of 6 7/8% Senior Subordinated Notes, due November 1, 2013. On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November, 2013. The notes were offered as additional debt securities under the Indenture with identical terms as the existing Notes. The interest rates on the Senior Subordinated Notes are fixed.

        The market based fair value of the Notes approximated $550.0 million at March 31, 2005.

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

        At March 31, 2005, the Company had no open derivative contracts and does not have an active program to use derivatives to manage market, interest or foreign currency risks.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DRS Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting. This report includes an explanatory paragraph stating that management excluded from its assessment of the effectiveness of DRS Technologies, Inc. and subsidiaries internal control over financial reporting as of March 31, 2005, Night Vision Equipment Co., Inc.'s and Excalibur Electro Optics, Inc.'s internal control over financial reporting associated with total assets of $43.3 million as of March 31, 2005 and total revenues of $18.4 million for the year ended March 31, 2005.

/s/ KPMG LLP
Short Hills, New Jersey June 9, 2005

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$306,852	$56,790
Accounts receivable, net	244,769	234,195
Inventories, net	208,141	175,439
Prepaid expenses, deferred income taxes and other current assets	42,134	48,452
Assets of discontinued operations	—	40,295

Total current assets	801,896	555,171
Property, plant and equipment, net	143,264	142,378
Acquired intangible assets, net	100,030	97,922
Goodwill	815,407	800,131
Deferred income taxes and other noncurrent assets	32,901	29,788

Total assets	$1,893,498	$1,625,390

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,652	$5,864
Short-term bank debt	—	45
Accounts payable	111,222	84,292
Accrued expenses and other current liabilities	308,218	306,898
Liabilities of discontinued operations	—	12,757

Total current liabilities	422,092	409,856
Long-term debt, excluding current installments	727,611	565,530
Other liabilities	72,367	54,379

Total liabilities	1,222,070	1,029,765

Commitments and contingencies (Notes 8 and 13)
Stockholders' equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at March 31, 2005 and 2004	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares at March 31, 2005 and 2004; issued 27,472,495 and 27,063,093 shares at March 31, 2005 and 2004, respectively	275	271
Additional paid-in capital	467,027	456,664
Retained earnings	199,924	139,247
Accumulated other comprehensive earnings	6,198	3,035
Unamortized stock compensation	(1,996)	(3,592)

Total stockholders' equity	671,428	595,625

Total liabilities and stockholders' equity	$1,893,498	$1,625,390

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per-share data)

	Year ended March 31,
	2005	2004	2003
Revenues	$1,308,600	$986,931	$675,762
Costs and expenses	1,165,468	883,599	608,078

Operating income	143,132	103,332	67,684
Interest income	2,460	754	1,179
Interest and related expenses	39,750	24,259	10,589
Other expense, net	719	545	824

Earnings from continuing operations before minority interests and income taxes	105,123	79,282	57,450
Minority interests	2,155	1,951	1,578

Earnings from continuing operations before income taxes	102,968	77,331	55,872
Income taxes	44,842	33,789	25,701

Earnings from continuing operations	58,126	43,542	30,171
Earnings from discontinued operations (including after-tax gain on disposal of $700 in 2005), net of income taxes	2,551	1,178	—

Net earnings	$60,677	$44,720	$30,171

Net earnings per share of common stock:
Basic earnings per share
Earnings from continuing operations	$2.15	$1.80	$1.64
Earnings from discontinued operations (including after-tax gain on disposal of $0.03 per share in 2005), net of income taxes	$0.09	$0.05	$—
Net earnings	$2.24	$1.84	$1.64
Diluted earnings per share
Earnings from continuing operations	$2.09	$1.76	$1.58
Earnings from discontinued operations (including after-tax gain on disposal of $0.02 per share in 2005), net of income taxes	$0.09	$0.05	$—
Net earnings	$2.18	$1.80	$1.58

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive (Losses) Earnings
			Additional Paid-In Capital	Retained Earnings		Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2002	16,834,052	$168	$197,387	$64,356	$(4,630)	$(46)	$257,235

Comprehensive earnings:
Net earnings	—	—	—	30,171	—	—	30,171
Unrealized losses on hedging instruments, net of tax benefit	—	—	—	—	(70)	—	(70)
Foreign currency translation adjustments	—	—	—	—	4,524	—	4,524

Total comprehensive earnings							34,625

Stock options exercised	125,434	1	1,121	—	—	—	1,122
Income tax benefit from stock options exercised	—	—	808	—	—	—	808
Compensation relating to stock options	—	—	—	—	—	46	46
Secondary stock issuance	5,462,500	55	144,289	—	—	—	144,344

Balances at March 31, 2003	22,421,986	224	343,605	94,527	(176)	—	438,180

Comprehensive earnings:
Net earnings	—	—	—	44,720	—	—	44,720
Unrealized gains on hedging instruments, net of $236 of income taxes	—	—	—	—	335	—	335
Minimum pension liability, net of $1,632 tax benefit	—	—	—	—	(3,662)	—	(3,662)
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538

Total comprehensive earnings	—	—	—	—	—	—	47,931

Stock options exercised	185,115	2	1,968	—	—	—	1,970
Income tax benefit from stock options exercised	—	—	1,055	—	—	—	1,055
Restricted stock grants	135,250	2	4,008	—	—	(4,010)	—
Restricted stock cancellations	(2,430)	—	(62)	—	—	62	—
Compensation relating to restricted stock	—	—	—	—	—	356	356
Issuance of shares to purchase Integrated Defense Technologies	4,323,172	43	106,090	—	—	—	106,133

Balances at March 31, 2004	27,063,093	271	456,664	139,247	3,035	(3,592)	595,625

Comprehensive earnings:
Net earnings	—	—	—	60,677	—	—	60,677
Unrealized gains on hedging instruments, net of $515 of income taxes	—	—	—	—	754	—	754
Minimum pension liability, net of $525 tax benefit	—	—	—	—	(956)	—	(956)
Foreign currency translation adjustments	—	—	—	—	3,365	—	3,365

Total comprehensive earnings							63,840

Stock options exercised	426,742	4	8,093	—	—	—	8,097
Income tax benefit from stock options exercised	—	—	2,778	—	—	—	2,778
Restricted stock grants	2,400	—	69	—	—	(69)	—
Restricted stock cancellations	(19,740)	—	(577)	—	—	577	—
Compensation relating to restricted stock	—	—	—	—	—	1,088	1,088

Balances at March 31, 2005	27,472,495	$275	$467,027	$199,924	$6,198	$(1,996)	$671,428

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Cash Flows from Operating Activities
Earnings from continuing operations	$58,126	$43,542	$30,171
Adjustments to reconcile net earnings of continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	40,968	28,436	16,614
Restricted stock amortization	1,088	343	46
Deferred income taxes	24,660	(5,558)	203
Inventory reserves and provision for doubtful accounts	1,519	2,159	2,063
Amortization of deferred financing fees	3,765	1,645	1,008
Loss on sale of operating unit	—	—	575
Other, net	1,349	1,407	743
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Decrease (increase) in accounts receivable	155	(322)	(22,588)
(Increase) decrease in inventories	(24,599)	(11,476)	9,249
Decrease (increase) in prepaid expenses and other current assets	1,073	(2,552)	(2,983)
Increase in accounts payable	27,109	3,124	15,121
(Decrease) increase in accrued expenses and other current liabilities	(8,344)	22,002	(21,319)
Increase in customer advances	7,200	21,582	20,516
Other, net	2,114	385	2,589

Net cash provided by operating activities of continuing operations	136,183	104,717	52,008
Net cash provided by (used in) operating activities of discontinued operations	2,227	(2,084)	—

Net cash provided by operating activities	138,410	102,633	52,008
Cash Flows from Investing Activities
Capital expenditures	(34,521)	(24,444)	(21,526)
Payments pursuant to business combinations, net of cash acquired	(49,839)	(250,329)	(265,058)
Proceeds from sales of businesses	29,096	—	7,624
Investment in short-term notes	(10,000)	—	—
Proceeds from sale of short-term notes	10,000	—	—
Dispositions of property, plant and equipment	825	—	—
Other, net	866	914	329

Net cash used in investing activities of continuing operations	(53,573)	(273,859)	(278,631)
Net cash used in investing activities of discontinued operations	(825)	(601)	—

Net cash used in investing activities	(54,398)	(274,460)	(278,631)
Cash Flows from Financing Activities
Net (repayments) borrowings of short-term debt	(82)	(521)	272
Borrowings of long-term debt	—	236,000	81,478
Proceeds from senior subordinated notes	211,986	350,000	—
Debt issuance costs	(4,193)	(15,744)	(2,254)
Repayment of long-term debt	(50,907)	(440,092)	(20,654)
Proceeds from sale of common stock	—	—	144,344
Proceeds from exercise of stock options	8,097	1,970	1,122

Net cash provided by financing activities of continuing operations	164,901	131,613	204,308
Net cash (used in) provided by financing activities of discontinued operations	(30)	154	—

Net cash provided by financing activities	164,871	131,767	204,308
Effect of exchange rates on cash and cash equivalents	1,179	912	471

Net increase (decrease) in cash and cash equivalents	250,062	(39,148)	(21,844)
Cash and cash equivalents, beginning of year	56,790	95,938	117,782

Cash and cash equivalents, end of year	$306,852	$56,790	$95,938

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

        A. Organization    DRS Technologies, Inc. and subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronic products and systems. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. Incorporated in 1968, DRS has served the defense industry over 36 years. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, air combat training systems, and battlefield digitization systems. The Company's products are deployed on a wide range of military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Trident submarines, Virginia class submarines and on several other platforms for military and non-military applications. The Company also has contracts that support future military platforms, such as the DD(X) destroyer, CVN-78 next generation aircraft carrier and Future Combat System.

        As more fully described in Note 2, "Acquisitions and Divestitures," on March 10, 2005 the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with the Company's fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather's and DRS Broadcast's assets and liabilities are presented on the March 31, 2004 balance sheet as "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively. The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as "Earnings from discontinued operations." The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004. All corresponding footnotes reflect the discontinued operations presentation.

        The Company's two operating segments are the Command, Control, Communications, Computers and Intelligence Group (C4I Group) and the Surveillance and Reconnaissance Group (SR Group). See Note 14 for a description of the operations of the C4I Group and SR Group.

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

        B. Variable Interest Entities    In January 2004, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, whether it should consolidate the entity as the primary beneficiary of the assets, liabilities and results of operations.

        During fiscal 2005, the Company entered into a joint venture agreement with a third party to manufacture and market high-performance, lightweight motors, generators and drive electronics to the industrial marketplace. The joint venture is in its early stages of development and did not have significant activities in fiscal 2005. The joint venture is considered a variable interest entity because it is a development stage enterprise, and its equity is not sufficient to finance its activities without additional subordinated financial support. Based upon a review of the provisions of FIN 46, the structure of the agreement and activities of the entity, the Company determined that it is not the primary beneficiary of the joint venture at March 31, 2005. If the facts and circumstances change in the future, the Company could determine that it has become the primary beneficiary, which would require DRS to consolidate the fair value of the assets, liabilities and noncontrolling interest of the joint venture. The Company currently accounts for its 50% ownership interest in the joint venture under the equity method of accounting. The Company's investment in the joint venture was immaterial as of March 31, 2005.

        C. Basis of Presentation and Use of Estimates    The consolidated financial statements include the accounts of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

        D. Classifications    Unbilled receivables, inventories, accrual for future costs on uncompleted contracts and accrual for future costs related to acquired contracts are primarily attributable to long-term contracts or programs in progress for which the related operating cycles may be longer than one year. In accordance with industry practice, these items are included in current assets and liabilities.

        Certain amounts for prior years have been reclassified to conform with the fiscal 2005 presentation.

        E. Translation of Foreign Currency Financial Statements and Foreign Currency Transactions    Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in fiscal 2005, 2004 and 2003 are immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using a weighted average rates of exchange. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings (losses). The Company has accumulated exchange gains resulting from the translation of foreign subsidiaries financial statements of $9.8 million and $6.4 million as of March 31, 2005 and 2004, respectively.

        F. Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

        G. Receivables    Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers, net of allowance for uncollectible accounts.

        H. Inventories    Inventoried contract costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery percentage of completion method, have not been recognized. As discussed below in Note 5, the Company's inventoried contract costs for certain U.S. government contracts, and contracts with prime contractors or subcontractors of the U.S. government, include direct and indirect costs and allocated general and administrative costs, independent research and development costs, and bid and proposal costs. Total expenditures for internal research and development amounted to approximately $38.9 million, $27.4 million and $14.4 million for fiscal 2005, 2004 and 2003, respectively. General and administrative expenses related to commercial products and services provided under commercial terms and conditions are expensed as incurred and are included in costs and expenses in the Consolidated Statements of Earnings.

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

        Inventories other than inventoried contract costs are stated at the lower of cost, primarily using the average cost method or market.

        I. Property, Plant and Equipment    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production, computer and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the life of the lease. When property, plant and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Consolidated Balance Sheet and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

        J. Bond Premium and Debt Issuance Costs    Bond premium and debt issuance costs are amortized as a component of interest expense over the term of the related debt using a method that approximates the effective interest method. The nature and extent of subsequent modifications to the Company's term loans and lines of credit affect whether debt issuance costs are expensed or capitalized. If the Company prepays its term loan or portions thereof, the debt issuance costs associated with such term loans are written-off in proportion to the decrease in term loan borrowings, as compared with the total borrowings outstanding prior to the prepayment.

        K. Goodwill    The Company reviews goodwill for impairment by "reporting unit" annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria, the Company concluded that it has four reporting units for purposes of goodwill impairment testing.

        The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The annual goodwill impairment assessment involves estimating the fair values of the Company's reporting units and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third party market value indicators to each reporting unit's projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating a weighted average of the three extended values. The Company completed its annual impairment tests with no adjustment to the carrying value of its goodwill as of March 31, 2005, 2004 and 2003.

        L. Long-Lived Assets and Acquired Identifiable Intangible Assets    Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer-related and technology-based intangibles. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and revenues, all of which are discounted to present value.

        The Company assesses the recoverability of the carrying value of its long-lived assets and acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there are any indicators of impairment present, the Company would then evaluate the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount of the asset. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell.

        M. Derivative Financial Instruments    The Company does not use derivative financial instruments for trading purposes. The Company utilizes variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. In an effort to limit its interest expense and cash flow exposure, the Company has and may in the future enter into various derivative instruments that meet the criteria to be accounted for as cash flow hedges. The Company does not enter into derivatives designated as fair value hedges.

        All derivative instruments are carried on the Consolidated Balance Sheets as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

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

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The Company had an interest rate swap relating to the mortgage that qualified for hedge accounting. Pursuant to the swap the Company received interest at a variable rate equal to the one-month LIBOR plus 1.65% and paid interest at a fixed rate of 7.85%. During the third quarter of fiscal 2005, the Company terminated the swap and paid $0.4 million, an amount that approximated the fair value of the swap at termination.

        During fiscal 2005, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks) both of which had expiration dates of September 30, 2008. The swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash, and recorded an unrealized gain in other comprehensive income, net of taxes, which will be credited to interest expense over the remaining life of the Company's term loan.

        As of March 31, 2005 and 2004 the balance of the unrealized gain on hedging instruments was $1.1 million, net of income taxes, and $0.3 million net of income taxes, respectively.

        N. Revenue Recognition    The substantial majority of the Company's direct and indirect sales to the U.S. government and certain of the Company's sales to foreign governments and commercial customers are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products to the specifications of the buyers (customers). These contracts are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), and revenues and profits are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the units-of-delivery method). In certain limited circumstances, when all applicable revenue recognition criteria are met, revenue may be recognized prior to shipment to the customer. Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).

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

        Most of the Company's contracts are long-term in nature, spanning multiple years. The Company reviews cost performance and estimates to complete on its ongoing and acquired contracts at least quarterly and in many cases more frequently. The impact of revisions of profit estimates on both fixed-price and cost-reimbursable contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident.

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

        Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

        Included in revenues for fiscal 2005, 2004 and 2003 were $93.1 million, $74.4 million and $44.4 million, respectively, of customer-sponsored research and development, which principally are accounted for under the cost reimbursement method.

        Approximately 84%, 85% and 81% of the revenues in fiscal 2005, 2004 and 2003, respectively, were derived directly or indirectly from defense-related contracts with the United States government. In addition, approximately 12%, 10% and 9% of the Company's revenues were derived directly or indirectly from sales to international governments in fiscal 2005, 2004 and 2003, respectively.

        O. Pension and Other Postretirement Benefits    The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. See Note 12 for further information on the Company's pension and postretirement plans.

        In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. The Company elected the deferral provided by this FSP. In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. Companies may adopt the FSP retroactively or prospectively. In the second quarter of fiscal 2005, DRS determined that the Medicare Act had no impact on the consolidated financial statements of the Company, as the Company's postretirement plans that provide for Medicare payments have fixed employer funding requirements that are lower than the Medicare Act's minimum funding requirements and, therefore, are not actuarially equivalent to be eligible for a subsidy.

        P. Stock-Based Compensation    The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the market value of DRS common stock on the date of grant.

        The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

        The table below compares the "as reported" net earnings and earnings per share to the "pro forma" net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS No. 123.

	Year Ended March, 31
	2005	2004	2003
	(in thousands, except per-share data)
Net earnings, as reported	$60,677	$44,720	$30,171
Add: Stock-based compensation expense included in reported net earnings, net of taxes	657	211	27
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(5,180)	(3,542)	(2,721)

Pro forma net earnings	$56,154	$41,389	$27,477

Earnings per share:
Basic—as reported	$2.24	$1.84	$1.64

Basic—pro forma	$2.07	$1.71	$1.49

Diluted—as reported	$2.18	$1.80	$1.58

Diluted—pro forma	$2.03	$1.70	$1.46

        For purposes of determining the pro forma effects of SFAS No.123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted-average assumptions used in the valuation model and the weighted average fair value of options granted are presented in the table below:

	Year Ended March 31,
	2005	2004	2003
Expected holding period (in years)	5.0	5.0	5.0
Expected volatility	44.19%	45.2%	46.1%
Expected dividend yield	—	—	—
Risk-free interest rate	3.5%	3.0%	3.0%
Weighted-average fair value of options granted	$16.07	$11.97	$14.11

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

        On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R to the beginning of the first fiscal year following June 15, 2005, which is the fiscal year beginning on April 1, 2006 for DRS. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to shared-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. The Company currently is assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

        Q. Income Taxes    The Company accounts for income taxes in accordance with the asset-and-liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        In response to the enactment of the American Job Creation Act of 2004 (Jobs Act) on October 22, 2004, the FASB issued FSP No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers" (FSP 109-1), and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (FSP 109-2). FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to 9% of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The FASB staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company will recognize a reduction in its provision for income taxes for the domestic production activities in the quarterly period(s) in which the Company is eligible for the deduction.

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the fiscal year ending March 31, 2006. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Through March 31, 2005, the Company has not provided deferred taxes on foreign earnings because the Company considers earnings of its foreign subsidiaries to be reinvested permanently. Whether the Company ultimately will take advantage of the temporary repatriation incentive depends on a number of factors, including analyzing IRS guidance. The Company expects to be in a position to finalize its decision regarding the temporary incentive during fiscal year 2006. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and, accordingly, there has been no effect on income tax expense (or benefit) included in these consolidated financial statements as of and for the fiscal year ended March 31, 2005. If it becomes apparent that the Company will repatriate all or any of its eligible earnings, a one-time tax charge to the Company's consolidated results of operations could occur.

        R. Earnings per Share    Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, restricted stock, restricted stock units and warrants. The following table presents the components of basic and diluted earnings per share:

	Year Ended March 31,
	2005	2004	2003
	(in thousands, except per-share data)
Basic EPS Computation
Earnings from continuing operations	$58,126	$43,542	$30,171

Earnings from discontinued operations (including gain on disposal of $0.7 million), net of income taxes	2,551	1,178	—

Net earnings	$60,677	$44,720	$30,171

Weighted average common shares outstanding	27,096	24,251	18,411

Basic earnings per share
Earnings from continuing operations	$2.15	$1.80	$1.64
Earnings from discontinued operations (including after-tax gain on disposal of $0.03 per share in 2005), net of income taxes	$0.09	$0.05	$—
Net earnings	$2.24	$1.84	$1.64
Diluted EPS Computation
Earnings from continuing operations	$58,126	$43,542	$30,171

Earnings from discontinued operations (including after-tax gain on disposal of $0.7 million in 2005), net of income taxes	2,551	1,178	—

Net earnings	$60,677	$44,720	$30,171

Diluted common shares outstanding
Weighted average common shares outstanding	27,096	24,251	18,411
Stock options, restricted stock and warrants	737	526	662

Diluted common shares outstanding	27,833	24,777	19,073

Diluted earnings per share
Earnings from continuing operations	$2.09	$1.76	$1.58
Earnings from discontinued operations (including after-tax gain on disposal of $0.02 per share in 2005), net of income taxes	$0.09	$0.05	$—
Net earnings	$2.18	$1.80	$1.58

        At March 31, 2005, 2004 and 2003, there were 2,500, 1,185,708 and 1,352,510 options to acquire DRS common stock outstanding, respectively, with weighted average exercise prices of $41.89, $33.19 and $32.95, respectively, that are excluded from the above calculations because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years.

        S. Fair Value of Financial Instruments    Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and derivative instruments reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company's outstanding term loans approximate their recorded value, based on the variable interest rates of the facility and currently available terms and conditions for similar debt at March 31, 2005 and 2004. The senior subordinated notes had a carrying value and fair value of $559.7 million and $550.0 million at March 31, 2005, respectively (carrying value and fair value of $350.0 million and $363.1 million, respectively at March 31, 2004). Fair values are determined through information obtained from third parties using the latest available market data. Long-term debt is reflected at amortized cost.

        T. Product Warranties    Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties as of March 31, 2005, 2004 and 2003, which is included in accrued expenses and other current liabilities:

	March 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$23,279	$19,365	$10,319
Acquisitions during the period	25	6,000	9,017
Accruals for product warranties issued during the period	8,687	9,250	5,474
Settlements made during the period	(10,296)	(11,589)	(5,571)
Other	144	253	126

Balance at the end of year	$21,839	$23,279	$19,365

        U. New Accounting Pronouncements    In March 2005, the FASB issued FASB Interpretation No. (FIN) 47—"Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management currently is evaluating the effect that adoption of this interpretation will have on the Company's financial position and results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items, such as idle facility expense, excessive spoilage, double freight and rehandling costs, be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS

No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, beginning on April 1, 2006. The Company currently is evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition, but does not expect SFAS No. 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the quarter beginning on July 1, 2005. The Company currently is evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition, but does not expect SFAS No. 153 to have a material impact.

2.    Acquisitions and Divestitures

  Acquisitions

        On December 14, 2004, the Company acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereafter), a privately-held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, the Company recorded approximately $0.3 million for acquisition-related costs. The results of NVEC's operations have been included in the Company's financial statements since the date of the acquisition.

        NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC is expected to enhance DRS's position in the uncooled infrared sensor and thermal imaging systems market, as well as to provide increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company's SR Group.

        The Company obtained a third-party valuation of certain assets, including acquired intangible assets, and is in the process of finalizing its own internal assessment of certain other assets and liabilities; thus, the preliminary allocation of the purchase price may change. Goodwill of $23.3 million has been allocated to the SR Group, all of which is expected to be deductible for tax purposes. The purchase price also reflects $8.9 million and $0.2 million of customer-related and technology-based acquired intangible assets, respectively, which are being amortized over 8 and 12 years, respectively. The Company expects to complete its purchase price allocation in the first quarter of fiscal 2006.

        On November 4, 2003, a wholly-owned subsidiary of the Company merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total consideration for the Merger consisted of $261.3 million in cash (excluding cash acquired of $27.5 million) and 4,323,172 shares of DRS common stock, or an aggregate value of approximately $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT's capital leases. In addition to the purchase price, the Company's estimated costs related to the acquisition, including professional fees, approximated $12.5 million. The stock component of the consideration was valued at $24.55 per share using the average stock price of DRS common stock on the measurement date of the Merger (October 31, 2003) and a few days before and after the measurement date. Upon closing of the Merger, the Company repaid IDT's term loan in the amount of $200.8 million. The Company financed the Merger with borrowings under its amended and restated credit facility, the issuance of $350.0 million of senior subordinated notes (see Note 8, Debt, for a description of the amended and restated credit facility and the senior subordinated notes) and with existing cash on hand. The results of IDT's operations have been included in the Company's consolidated financial statements since the date of the Merger.

        Headquartered in Huntsville, Alabama, IDT, is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Merger enhances DRS's content on key U.S. Army and Navy weapons programs, contributes a significant new base of U.S. Air Force programs and greatly expands DRS's intelligence agency business. Operating units acquired in the Merger now operate in both the C4I Group and the SR Group. The Company finalized its purchase price allocation during fiscal 2005 and recorded a $15.1 million net decrease to goodwill, as compared with the preliminary purchase price allocation at March 31, 2004. Goodwill of $154.3 million and $217.6 million was allocated to the Company's C4I Group and SR Group, respectively, of which approximately $143.5 million is expected to be deductible for tax purposes. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Merger.

November 4, 2003
(in thousands)
Current assets	$172,779
Property, plant and equipment	60,757
Goodwill	371,932
Acquired intangible assets	62,626
Other assets	18,644

Total assets acquired	686,738

Accrual for future costs on acquired contracts	37,980
Other current liabilities	45,284
Long-term debt	200,932
Other long-term liabilities	22,675

Total liabilities assumed	306,871

Net assets acquired	$379,867

        On March 10, 2005, the Company completed the sale of DRS Weather and DRS Broadcast, two of the operating units acquired in the Merger. The Company allocated $8.5 million of goodwill to the net assets sold in the divestiture of DRS Weather and DRS Broadcast. The purchase price allocation above reflects $37.4 million and $25.3 million of customer-related and technology-based acquired intangible assets, respectively. The net assets of DRS Weather and DRS Broadcast included $7.5 million of customer-related and technology-related intangible assets. The remaining acquired intangible assets are being amortized over their weighted average useful lives of 19 years for customer-related intangibles and 18 years for technology-related intangibles.

        On February 14, 2003, the Company acquired all of the outstanding stock of Power Technology Incorporated, a privately-held company principally located in Fitchburg, Massachusetts, for $35.0 million in cash, plus up to $14.0 million of contingent consideration. Contingent consideration is based on earn-out payments, as defined in the purchase agreement, that are triggered by the receipt of certain funded booking awards on or before certain dates (earn-out dates), the last of which expires on or before December 31, 2008. If the Company does not receive any of these funded backlog awards on or before its respective earn-out date, it will have no liability nor obligation to pay any such contingent consideration. The earn-out period began on the closing date of the acquisition and during fiscal 2004 the Company recorded $4.0 million in earn-out payments with a corresponding increase to goodwill. No earn-outs were recorded during fiscal 2005. In addition to the purchase price, the Company paid $0.3 million in acquisition-related costs, including professional fees. The Company recorded a total of $37.6 million of goodwill in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's C4I Group. The Company recorded $1.6 million of customer-related acquired intangible assets, which is being amortized over a period of 7 years.

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

        On January 15, 2003, the Company acquired the assets and certain liabilities of the Electromagnetics Development Center of Kaman Aerospace, a subsidiary of Kaman Corporation, located in Hudson, Massachusetts, for $27.5 million in cash plus $7.5 million of contingent consideration. Contingent consideration is based on a funded booking milestone, as defined in the purchase agreement. If the funded booking milestone is not fulfilled on or before December 31, 2008, DRS will have no liability or obligation to pay any contingent consideration. The earn-out period began on the closing date of the acquisition and none has been recorded or paid through March, 31 2005. In addition to the purchase price, the Company paid $0.1 million in acquisition-related costs, including professional fees. The Company recorded a total of $15.6 million of goodwill in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's C4I Group. The Company recorded $3.8 million of acquired intangible assets, consisting of $2.8 million and $1.0 million of technology-based and customer-related intangibles, respectively, which is being amortized over periods of 11 years and 6 years, respectively.

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

        On November 27, 2002, a wholly-owned subsidiary of the Company merged with and into Paravant Inc. (Paravant), with Paravant being the surviving corporation and continuing as a wholly-owned subsidiary of DRS. Consideration in the Paravant acquisition was approximately $94.7 million in cash and the assumption of $15.5 million in debt. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $4.9 million. The Company financed the acquisition with borrowings under its previously existing senior credit facility (see Note 8). The Company recorded a total of $91.7 million of goodwill in connection with the acquisition, $25.8 million of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's C4I Group. The Company recorded $2.3 million of customer-related acquired intangible assets, which are being amortized over a period of 20 years.

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

        On October 15, 2002, the Company acquired DKD, Inc. (which operated under the name Nytech) for $13.0 million plus contingent consideration. The $13.0 million consisted of a $5.0 million cash payment and an $8.0 million promissory note, bearing interest at a rate of 6% (see Note 8). In addition to the purchase price, the Company paid $0.2 million in acquisition-related costs, including professional fees. Contingent consideration is based on an aggregate bookings earn-out, as defined in the purchase agreement, and is not to exceed $17.0 million in the aggregate. The earn-out period began on the closing date of the acquisition and ends on March 31, 2009. During fiscal 2005, the Company made a $3.1 million earn-out payment, $3.0 million of which was recorded in fiscal 2004. The Company also recorded an additional $6.7 million increase to goodwill in fiscal 2005 for an earn-out paid during the first quarter of 2006.

        The Company recorded a total of $21.5 million of goodwill in connection with the Nytech acquisition, $1.8 million of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's SR Group. The Company recorded $1.5 million of technology-based acquired intangible assets that is being amortized over a period of 10 years.

        Nytech manufactures and markets uncooled thermal imaging systems for portable weapons, headgear, hand-held devices and vehicle-mounted sights. The business also specializes in the design of stabilized, lightweight gimbals capable of controlling numerous sensors and suitable for mounting on a variety of land, sea and air platforms. The Nytech acquisition enhances DRS's position as a supplier of lightweight thermal imaging systems and supports the Company's objectives to further expand its position in the uncooled infrared technology market.

        Pursuant to a purchase agreement effective July 1, 2002, the Company acquired the assets and assumed certain liabilities of the Navy Controls Division (NCD) of Eaton Corporation for $96.0 million in cash. In addition to the purchase price, the estimated costs related to the acquisition, including professional fees, approximated $3.0 million. The Company financed the acquisition with existing cash on hand. Renamed DRS Power & Control Technologies, Inc. (DRS PCT) and located in Milwaukee, Wisconsin, and Danbury, Connecticut, the company is a supplier of high-performance power conversion and instrumentation and control systems for the U.S. Navy's combatant fleet, including nuclear-powered and conventionally-powered ships, as well as for specialized industrial customers. Products include ship electric propulsion equipment, power electronics equipment, high-performance networks, shipboard control equipment and control panels, tactical displays, and specialty reactor instrumentation and control equipment. The addition of this unit complements the Company's presence in Naval advanced command and control computer display and other ship systems. DRS PCT is managed as a part of the Company's C4I Group.

        The Company recorded a total of $102.8 million of goodwill in connection with the NCD acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's C4I Group. The Company recorded $6.0 million and $0.6 million of customer-related and technology-based acquired intangible assets, respectively, each of which is being amortized over a period of 20 years.

        On April 11, 2002, the Company acquired the assets of the U.S.-based Unmanned Aerial Vehicle (UAV) business of Meggitt Defense Systems—Texas, Inc., a unit of Meggitt PLC, for $0.8 million in cash. In addition to the purchase price, the costs related to the acquisition, including professional fees, were approximately $0.2 million. The business, located in Mineral Wells, Texas, and now operating as DRS Unmanned Technologies, Inc., provides close-range, low-weight, low-noise, medium-duration UAVs supporting military special operations missions. Applications for these products include tactical short-range surveillance, radio relay and C4ISR. The Company recorded a total of $4.0 million of goodwill in connection with the acquisition, all of which is expected to be deductible for tax purposes. The goodwill was allocated to the Company's SR Group. The Company recorded $0.3 million of customer-related acquired intangible assets, which is being amortized over a period of 10 years.

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

        The following pro forma financial information shows the results of continuing operations for the years ended March 31, 2005 and 2004, as though the acquisition of NVEC had occurred at the beginning of each respective fiscal year; and as though the acquisition of IDT had occurred at the beginning fiscal 2004 (excluding the pro forma results of operations of DRS Weather and DRS Broadcast). The pro forma financial information includes, where applicable, adjustments for: (i) the capitalization of general and administrative costs to be consistent with DRS's accounting practice, (ii) the amortization of acquired intangible assets, (iii) additional interest expense on acquisition-related borrowings, (iv) the amendment and restatement of certain credit facilities in fiscal 2004, (v) the pay-down of acquired companies debt, (vi) the issuance of 4.3 million shares of DRS common stock in fiscal 2004 (vii) retention bonuses for certain key employees and (viii) the income tax effect on the pro forma adjustments, using a statutory tax rate of 40%. The pro forma adjustments related to the acquisition of NVEC are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocations could have an impact on the pro forma financial information presented. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the dates indicated above or the results that may be obtained in the future.

	Year Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenues	$1,378,902	$1,245,989
Earnings from continuing operations	$71,032	$55,329
Earnings from continuing operations per share of common stock:
Basic earnings per share	$2.62	$2.09
Diluted earnings per share	$2.55	$2.05

  Divestitures

        On March 10, 2005, the Company completed the sale of DRS Weather and DRS Broadcast and recorded an after-tax gain of $0.7 million in the fourth quarter of fiscal 2005. Both companies operated as a part of the Company's C4I Group. A summary of the results of discontinued operations for the fiscal year ended March 31, 2005 and for the period from November 4, 2003 through March 31, 2004 (the prior-year period for which DRS Weather and DRS Broadcast were owned by DRS) follows:

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenues	$33,325	$14,319

Earnings before taxes	$3,601	$1,819
Income tax expense	1,050	641

Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551	$1,178

        The assets and liabilities of the discontinued operations included in the March 31, 2004 consolidated balance sheet are comprised of:

March 31, 2004
(in thousands)
Accounts receivable, net	$11,679
Inventories, net	3,029
Property, plant and equipment	7,164
Goodwill and acquired intangible assets, net	15,769
Other assets	2,654

Assets held for sale	$40,295

Accounts payable	$1,715
Accrued liabilities and other current liabilities	10,888
Other liabilities	154

Liabilities held for sale	$12,757

        On November 22, 2002, the Company sold its DRS Advanced Programs, Inc. (DRS API) operating unit for $7.6 million in cash and recorded a $0.6 million loss on the sale. DRS API, which operated as part of the Company's C4I Group, developed, designed, manufactured and marketed custom-packaged computers and peripherals, primarily for the Department of Defense and the government intelligence community. The Company wrote off $2.3 million of goodwill in connection with the sale. DRS API, prior to the sale, recorded revenues and an operating loss of $8.5 million and $1.1 million, respectively, for the fiscal year ended March 31, 2003.

        On May 27, 2002, the Company sold the assets of its DRS Ahead Technology operating unit. DRS Ahead Technology, which is included in the "Other" segment, produced magnetic head components used in the manufacturing process of computer disk drives and manufactured magnetic video recording heads used in broadcast television equipment. The assets of DRS Ahead Technology were sold for their aggregate book value, and DRS received an interest bearing promissory note in the amount of $3.1 million as consideration for the sale. The promissory note bears interest and is payable over an 80-month term. No gain or loss was recorded on the sale. DRS Ahead Technology, prior to the sale, recorded revenues and an operating loss of $1.3 million and $0.5 million, respectively, for the fiscal year ended March 31, 2003.

3. Goodwill and Related Intangible Assets

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of March 31, 2005 and 2004. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of March 31, 2005
Technology-based intangibles	19 years	$45,961	$(11,172)	$34,789
Customer-related intangibles	17 years	75,590	(10,349)	65,241

Total		$121,551	$(21,521)	$100,030

As of March 31, 2004
Technology-based intangibles	19 years	$45,760	$(9,029)	$36,731
Customer-related intangibles	19 years	66,691	(5,500)	61,191

Total		$112,451	$(14,529)	$97,922

        The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2005, 2004 and 2003 was $7.0 million, $5.0 million and $2.5 million, respectively. The estimated acquired intangible asset annual amortization expense for each of the subsequent four fiscal years ending March 31, 2009 is approximately $7.7 million and for the fiscal year ended March 31, 2010 is $7.5 million.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2003 to March 31, 2005:

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2003	$306,300	$130,563	$436,863
Fiscal 2004 acquisition of IDT	150,542	236,507	387,049
Purchase price allocation adjustments on acquisitions completed in prior years	(13,740)	(12,546)	(26,286)
Working capital adjustment on fiscal 2003 acquisition of Power Technology Inc. (PTI)	547	—	547
Acquisition earn-out, PTI	4,000	—	4,000
Acquisition earn-out, Nytech	—	3,000	3,000
Discontinued operations	(8,492)	—	(8,492)
Foreign currency translation adjustment	3,450	—	3,450

Balance as of March 31, 2004	442,607	357,524	800,131
NVEC acquisition	—	23,337	23,337
Purchase price allocation adjustments on acquisitions completed in prior years	3,758	(19,945)	(16,187)
Acquisition earn-out, Nytech	—	6,860	6,860
Foreign currency translation adjustment	1,266	—	1,266

Balance as of March 31, 2005	$447,631	$367,776	$815,407

        The purchase price allocation adjustments in the table above reflect the following:

	Purchase Price Allocation Adjustments
	Fiscal 2005		Fiscal 2004
	(in thousands)
C4I Group:
IDT	$3,753	(A)	$—
Kaman Electromagnetics Development Center (EPT)	(62	)(B)	(5,198	)(B)
Power Technology Incorporated (PTI)	(8	)(C)	(2,512	)(C)
Paravant Inc.	515	(D)	(5,411	)(D)
Navy Controls Division of Eaton Corp. (PCT)	(133	)(I)	—
Other adjustments	(307)		(619)

	$3,758		$(13,740)

SR Group:
IDT	$(18,870	)(E)	$—
Boeing Company (SES business)	(6	)(F)	(8,693	)(F)
EOS Business of Raytheon Company	(1,198	)(G)	(5,186	)(G)
DKD, Inc. (Nytech)	41	(H)	1,361	(H)
Other adjustments	88		(28)

	$(19,945)		$(12,546)

(A)
Reflects a purchase price allocation adjustment of $2.8 million (increase to goodwill) associated with an IDT merger-related facility consolidation. The Company is terminating a total of approximately sixty individuals and exiting a leased facility, with the severance and lease payments being completed by the first quarter of fiscal 2006 and fiscal 2007, respectively. During the fiscal year ended March 31, 2005, $0.7 million of the facility consolidation accrual was expended. The amount also reflects adjustments for acquired deferred taxes of $1.1 million, net, (net increase to goodwill) and a net decrease to goodwill of $0.2 million for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses.

(B)
Reflects fiscal 2004 purchase price allocation adjustments (decreases to goodwill) of $3.8 million to allocate the fair value of certain acquired identifiable intangible assets based upon the Company's consideration of a third-party valuation, and $1.4 million for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses. Fiscal 2005 reflects an adjustment to certain deferred tax amounts.

(C)
Reflects fiscal 2004 purchase price allocation adjustments (decreases to goodwill) of $1.6 million to allocate the fair value of certain acquired identifiable intangible assets based upon the Company's consideration of a third-party valuation, and $0.9 million for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses. Fiscal 2005 reflects an adjustment to certain acquired deferred tax amounts.

(D)
Reflects fiscal 2004 purchase price allocation adjustments of $1.0 million to increase goodwill for changes in estimates on certain acquired contracts and acquisition-related costs, $3.9 million reduction in goodwill associated with an adjustment to acquired deferred tax amounts and a $2.5 million reduction to goodwill for a tax refund received during fiscal 2004. Fiscal 2005 reflects an adjustment to certain acquired deferred taxes.

(E)
Reflects purchase price allocation adjustments (decreases to goodwill) of $10.0 million for net deferred tax assets, $8.4 million for changes in estimates on certain acquired contracts and acquisition-related costs and $0.5 million to reflect the disposition of certain assets held for sale by the acquired company at acquisition.

(F)
Reflects fiscal 2004 purchase price allocation adjustments (decreases to goodwill) of $8.2 million for the reversal of restructuring type reserves recorded in connection with certain acquired contracts, $0.4 million for changes in estimates for certain acquired contracts and $0.1 million for changes in estimated acquisition-related costs. Fiscal 2005 reflects an adjustment to certain acquired deferred tax amounts.

(G)
Reflects a fiscal 2004 purchase price allocation adjustment (decrease to goodwill) of $5.2 million for contract options that expired unexercised during fiscal 2004. Fiscal 2005 reflects adjustments of $0.9 million for contract options that expired unexercised during fiscal 2005 and $0.3 million to adjust certain acquired deferred tax amount.

(H)
Reflects fiscal 2004 purchase price allocation adjustments of $2.5 million (increase to goodwill) to adjust for the preliminary estimated fair value of certain acquired intangible assets based upon the Company's consideration of a third-party valuation and a $1.1 million decrease to goodwill for changes in estimated acquisition-related costs and accrued expenses. Fiscal 2005 reflects an adjustment to certain acquired deferred tax amount.

(I)
Reflects adjustments to acquired deferred taxes.

4. Accounts Receivable

        Unbilled receivables represent sales for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2005 and 2004, retentions amounted to $7.1 million and $6.8 million, respectively. Approximately $2.1 million of March 31, 2005 retentions are anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $2.7 million and $3.9 million at March 31, 2005 and 2004, respectively, are as follows:

	March 31,
	2005	2004
	(in thousands)
U.S. government contracts:
Billed receivables	$62,261	$46,243
Unbilled receivables	47,120	49,055

	109,381	95,298

Other defense-related contracts:
Billed receivables	79,994	93,099
Unbilled receivables	33,476	27,679

	113,470	120,778

Other trade receivables	21,918	18,119

Total	$244,769	$234,195

5. Inventories

        Inventories are summarized as follows:

	March 31,
	2005	2004
	(in thousands)
Work-in-process	$211,914	$180,043
General and administrative costs	47,365	37,854
Raw material and finished goods	33,127	24,124

	292,406	242,021
Less: Progress payments and certain customer advances	75,541	59,522
Inventory reserve	8,724	7,060

Total	$208,141	$175,439

        Inventoried contract costs for the Company's businesses that are primarily government contractors may include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P are allowable, indirect contract costs under U.S. government regulations. The Company allocates these costs to government contracts and accounts for them as product costs at the majority of the Company's operating units, not as period expenses.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of cost and expenses.

        The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company's lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred:.

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Balance in inventory at beginning of period	$37,854	$25,489	$18,675
Add: Incurred costs	212,167	168,360	114,389
Less: Amounts included in cost of sales	202,656	155,995	107,575

Balance in inventory at end of period	$47,365	$37,854	$25,489

6. Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

	March 31,
	2005	2004
	(in thousands)
Land	$15,560	$16,756
Machinery and equipment	115,368	102,905
Computer equipment and software	44,353	34,095
Buildings and improvements	30,030	27,741
Leasehold improvements	20,364	18,615
Office furnishings, equipment and other	18,924	15,024

	244,599	215,136
Less accumulated depreciation and amortization	101,335	72,758

Total	$143,264	$142,378

        Annual depreciation of property, plant and equipment amounted to $33.8 million, $23.2 million and $13.4 million in fiscal 2005, 2004 and 2003, respectively.

7. Accrued Expenses and Other Current Liabilities

        The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2005	2004
	(in thousands)
Customer advances	$86,537	$79,106
Payroll, other compensation and related expenses	60,976	64,008
Income taxes payable	39,286	22,009
Accruals for future costs related to acquired contracts (Note 2)	28,137	62,645
Accrued product warranty (Note 1T)	21,839	23,279
Accrued interest	16,513	10,891
Loss accrual for future costs on uncompleted contracts	14,546	19,383
Other	40,384	25,577

Total	$308,218	$306,898

        Components in "Other" at March 31, 2005 and 2004 include accrued litigation expense and contingency related-accruals and accrued acquisition earn-outs (see Note 3).

8. Debt

        A summary of debt is as follows:

	March 31,
	2005	2004
	(in thousands)
Senior subordinated notes, including bond premium of $9,716 at March 31, 2005	$559,716	$350,000
Term loan	167,460	214,820
Other obligations	3,087	6,619

	730,263	571,439
Less:
Current installments of long-term debt	2,652	5,864
Short-term bank debt	—	45

Total long-term debt	$727,611	$565,530

        On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). Interest is payable every six months on May 1 and November 1, which commenced on May 1, 2004. The net proceeds from the offering of the Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the Notes, together with a portion of the Company's available cash and initial borrowings under its credit facility, were used to fund the IDT acquisition, repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, "Guarantor and Non-guarantor Financial Statements" for additional disclosures.

        On December 23, 2004, the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November, 2013. The notes were offered as additional debt securities under the Indenture with the Bank of New York referenced above with identical terms and same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

        The Company was obligated, pursuant to the terms of its credit agreement, to offer the lenders under its senior credit facility (the Lenders) their pro rata share of the net proceeds of the December 2004 offering. The Company made such offer, and none of the Lenders requested their pro rata share.

        At any time prior to November 1, 2006, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, subject to certain restrictions. On or after November 1, 2008, DRS may redeem, at its option, all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

        Simultaneously with the closing of the merger with IDT on November 4, 2003, the Company entered into an amended and restated credit facility for up to an aggregate amount of $411.0 million, replacing DRS's previously existing credit facility. The credit facility consists of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. On February 6, 2004, the Company amended the credit facility, reducing the term loan interest rate thereunder to LIBOR plus 1.75%. On May 12, 2005, the Company further amended its credit facility to: (i) adjust for the Company's limitations on certain Asset Sale Proceeds and certain Investments and Acquisitions, as those terms are defined in the credit agreement, and (ii) to allow the Company to declare and pay cash dividends to its stockholders up to an aggregate amount of $25.0 million in any fiscal year. The Company is permitted under its credit facility to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. The credit facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of a portion of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving credit facility will mature in seven and five years, respectively, from the closing date of the credit facility. The Company drew down the full amount of the term loan to fund a portion of the IDT acquisition, to repay the existing term loan and certain of IDT's outstanding indebtedness, and to pay related fees and expenses. There were no initial borrowings under the revolving line of credit.

        Borrowings under the credit facility bear interest, at the Company's option, at either: a "Base Rate," which is defined as the higher of (A) the Prime Rate or (B) the Federal Funds Rate plus 0.50%. Revolving credit loans that are base rate loans bear interest at the base rate plus a spread ranging from 0.50% to 1.25% per annum, depending on the Company's total leverage ratio (TLR) at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a spread ranging from 1.75% to 2.50% per annum, depending on the Company's TLR. Term loans that are base rate loans bear interest at the base rate plus 0.50%. Term loans that are LIBOR rate loans bear interest at LIBOR plus 1.75%. TLR is defined as the ratio of total debt minus the sum of (A) performance-based letters of credit, and (B) so long as there are no outstanding revolving credit loans, an amount (not to exceed $100.0 million) equal to the amount of the Company's cash and cash equivalents immediately available to repay the obligations, thereof, to EBITDA, as defined in the credit agreement. For the fiscal year ended March 31, 2005, the Company repaid $45.0 million of its term loan and recognized a $1.1 million charge to interest and related expenses for the related reduction in deferred debt issuance costs. On April 29, 2005, the Company repaid an additional $10.0 million of its term loan and recognized a $0.2 million charge to interest and related expenses for the reduction in deferred issuance costs.

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

        The Company previously had a $240.0 million credit facility with a syndicate of lenders, with Wachovia Bank, N.A. as the lead lender, consisting of a term loan in the aggregate principal amount of $140.0 million and a $100.0 million revolving line of credit. Repayment terms, collateral and other charges under the previous facility were substantially the same as those pursuant to the credit facility described above. Interest rates under the credit facility are lower than those under the previous facility, based on the February 6, 2004 amendment.

        There are certain covenants and restrictions placed on DRS under the credit facility, including, but not limited to, certain acquisitions, a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed-charge coverage ratio and restrictions related to equity issuances, the amount of dividends the Company may declare and pay on its common stock, issuance of additional debt, incurrence of liens and capital expenditures, and a requirement that DRS make mandatory principal prepayments in the manner set forth in the credit agreement on the revolving line of credit loans and the term loans outstanding with 50% of the aggregate net cash proceeds from any equity offering if the Company's total leverage ratio, as defined in the credit agreement, exceeds 3.00 to 1.00. The Company was in compliance with all covenants under the credit facility at March 31, 2005.

        The principal amount of any outstanding revolving credit loans are due and payable in full on the fifth anniversary of the closing date of the IDT merger. The Company is required to repay the aggregate outstanding principal amount of the term loan in consecutive quarterly installments on the last business day of each December, March, June and September, the first of which was paid on December 31, 2003. From December 31, 2003 through September 30, 2009, each such principal payment is $590,000. Each principal payment from December 31, 2009 through September 30, 2010 is approximately $55.5 million.

        As of March 31, 2005, $167.5 million of term loans was outstanding against the credit facility. As of March 31, 2005, the Company had $143.9 million available under its revolving line of credit. The weighted average interest rate on the Company's term loan was 4.4% as of March 31, 2005 (3.0% as of March 31, 2004). There were no borrowings under the Company's revolving line of credit as of March 31, 2005 and March 31, 2004.

        From time to time, the Company enters into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of March 31, 2005, $33.0 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.9 million in letters of credit and bank guarantees as of March 31, 2005 were issued under IDT's previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit.

        The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. In the third quarter of fiscal 2005, the Company terminated an interest rate swap relating to the mortgage that qualified for hedge accounting (see Note 1.M). The balance of the mortgage as of March 31, 2005 and 2004 was $3.0 million and $3.1 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016. The net book value of the Palm Bay facility and land is approximately $2.7 million at March 31, 2005.

        On October 15, 2002, the Company issued an $8.0 million promissory note, bearing interest at 6% per annum, related to the Nytech acquisition. On October 14, 2003, the Company made a $5.0 million principal payment, along with a $0.5 million payment for accrued interest. On October 12, 2004, the Company paid the remaining $3.0 million principal and related accrued interest of $0.2 million.

        During fiscal 2005, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), both of which had expiration dates of September 30, 2008. The swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company's term loan to a fixed interest rate. Under the terms of these swap agreements, the Company paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash and recorded an unrealized gain in other comprehensive income, net of taxes, which will be credited to interest expense over the remaining life of the Company's term loan.

        The aggregate maturities of long-term debt for fiscal 2006, 2007, 2008, 2009 and 2010 are $2.7 million, $2.5 million, $2.6 million, $2.6 million and $112.3 million per year, respectively, and $607.6 million thereafter.

9. Supplemental Cash Flow Information

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$32,603	$11,878	$11,315
Income taxes	$9,755	$7,898	$18,663
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition earn-out—Nytech	$6,742	$3,000	$—
Acquisition costs for business combinations	$613	$2,945	$5,119
Note receivable—sale of operating unit	$—	$—	$3,070
Promissory note—Nytech acquisition	$—	$—	$8,000

10. Income Taxes

        Earnings from continuing operations before income taxes consist of the following:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Earnings from continuing operations before income taxes:
Domestic earnings	$102,318	$71,203	$49,878
Foreign earnings	650	6,128	5,994

Total	$102,968	$77,331	$55,872

        Income tax expense from continuing operations consists of the following:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Income tax expense (benefit) on earnings from continuing operations:
Current:
Federal	$17,539	$2,920	$19,089
State	5,140	542	4,635
Foreign	(383)	1,577	1,560

	22,296	5,039	25,284

Deferred:
Federal	17,934	22,580	(791)
State	3,597	5,833	402
Foreign	1,015	337	806

	22,546	28,750	417

Total	$44,842	$33,789	$25,701

        In certain instances, the 2004 and 2003 federal and state current and deferred income tax expense components have been reclassified to conform to the 2005 presentation for comparative purposes. Income tax expense on earnings from discontinued operations was $1.1 million and $0.6 million for the years ended March 31, 2005 and 2004, respectively.

        Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004 are as follows:

	March 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss carryforwards	$5,057	$5,818
State net operating loss carryforwards	5,300	4,985
Foreign net operating loss carryforwards	3,956	4,405
Tax credit carryforwards	216	1,053
Costs accrued on uncompleted contracts	14,652	7,113
Inventory capitalization	6,449	4,759
Allowance for doubtful accounts	1,380	528
Deferred compensation	9,321	8,036
Accrued liabilities	24,369	32,103
Other	3,487	5,624

Total gross deferred tax assets	74,187	74,424
Less valuation allowance	(6,515)	(9,168)

Deferred tax assets	67,672	65,256

Deferred tax liabilities:
Depreciation and amortization	12,201	17,825
Long-term contract costs	18,111	2,692
Goodwill and intangibles	29,308	11,834
Federal impact of state benefits	1,855	1,160
Work in progress	345	9,528
Other	649	1,188

Deferred tax liabilities	62,469	44,227

Net deferred tax assets	$5,203	$21,029

        Certain 2004 components of deferred tax assets and liabilities have been reclassified to conform to the 2005 presentation for comparative purposes.

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the deferred tax assets attributable to state and foreign loss carryforwards at March 31, 2005 and 2004, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2005, the valuation allowance decreased by $2.7 million as follows: a $0.6 million net decrease in the valuation allowance due to the utilization of U.K. net operating losses and temporary differences against prior year taxable income offset in part by a valuation allowance on current losses net of group relief provisions in the U.K. tax law and a $2.1 million decrease in the valuation allowance associated with various state net operating losses due to their current year utilization, expiration or elimination, and reassessment of future years' utilization. Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2005 and 2004.

        As of March 31, 2005, the Consolidated Balance Sheet includes current deferred tax assets of $25.7 million and non-current deferred tax assets and (liabilities) of $1.5 million and $(22.0) million, respectively. As of March 31, 2004, the Consolidated Balance Sheet includes current deferred tax assets and non-current deferred tax (liabilities) of $31.9 million and $(10.9) million, respectively.

        The loss carryforwards available at March 31, 2005 include $14.4 million of U.S. federal and $52.8 million of state net operating loss carryforwards, which expire between fiscal years 2006 and 2025, and $13.2 million of foreign losses, of which the majority will carry forward indefinitely. All of the Company's remaining U.S. federal net operating loss carryforwards as of March 31, 2005 were acquired in connection with the NAI acquisition, and approximately $6.9 million and $8.1 million of its remaining state net operating loss carryforwards were acquired in connection with the NAI and IDT acquisitions, respectively. The remaining acquired IDT U.S. federal net operating losses were utilized in the year ended March 31, 2005. The annual utilization of the NAI and IDT net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code. Future utilization of these net operating loss carryforwards may result in an adjustment to goodwill to the extent it reduces any related valuation allowance.

        The Company is currently under examination by the Internal Revenue Service for the years ended March 31, 1999 through March 31, 2004 and by various state jurisdictions for various fiscal years, which could result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

        A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Year Ended March 31,
	2005	2004	2003
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	0.1%	(0.1)%	—
State income tax rate, net of federal income tax benefit	7.6%	5.3%	5.5%
Nondeductible expenses	1.2%	3.2%	1.8%
Change in valuation allowance	(0.3)%	1.5%	2.9%
Foreign investment tax credits	(0.5)%	(0.7)%	(1.4)%
Other	0.4%	(0.5)%	2.2%

Total	43.5%	43.7%	46.0%

11.    Common Stock and Stock Compensation Plans

        Common Stock    On May 13, 2005, the Company announced that its Board of Directors declared its first ever quarterly cash dividend of $0.03 per share on the Company's common stock. The dividend is payable on June 30, 2005 to stockholders of record as of the close of business on June 15, 2005.

        On January 22, 2004, a special meeting of the Company's stockholders was held at which the Company's stockholders approved an amendment to its certificate of incorporation to increase the Company's authorized common stock from 30,000,000 shares to 50,000,000 shares. In addition, the Company's stockholders approved an amendment and restatement of the Company's 1996 Omnibus Plan to increase the maximum number of shares available for award from 3,875,000 to 5,875,000. As of March 31, 2005 and 2004, the authorized capital of the Company also included 2.0 million shares of preferred stock (no shares issued).

        On November 4, 2003, the Company issued 4,323,172 shares of DRS common stock in connection with the Company's acquisition of IDT (see Note 2).

        On December 20, 2002, the Company issued 5,462,500 shares of its common stock in a public offering for $28.00 per share. The Company received proceeds of $144.3 million, net of $8.6 million of underwriters' fees and other costs associated with the offering. Approximately $12.0 million of the proceeds were used during the third quarter of fiscal 2003 to repay certain debt balances assumed in connection with the Company's November 27, 2002 acquisition of Paravant (see Note 2). The balance of the proceeds was used for the Kaman Electromagnetics Development Center and Power Technology Incorporated acquisitions and to provide funds for potential future acquisitions and working capital needs.

        Stock Compensation Plans    The 1991 Stock Option Plan (the 1991 Plan) provided for the grant of options to purchase a total of 600,000 shares of DRS common stock through February 6, 2001. Options still outstanding at the time of the 1991 Plan's expiration remain in effect, as granted.

        On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, options may be granted to key employees, directors and consultants of the Company. The Omnibus Plan initially was limited to 500,000 shares of DRS common stock and has since been increased, with stockholder approval, to 5,875,000 at March 31, 2005. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and restricted stock units, (v) phantom stock, (vi) stock bonuses and (vii) other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. As of March 31, 2005, 1,118,324 shares remain available for future grants under the Omnibus Plan.

        During fiscal 1999, the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued in fiscal 1999 under the Omnibus Plan at exercise prices in excess of the market price on the date of grant. The options expire in 2009.

        The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in "book entry" form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company's diluted earnings per share calculations for fiscal 2005, 2004 and 2003.

        A summary of stock option activity is as follows:

	Number of Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2002	2,112,820	$17.52
Granted	767,850	$32.10
Exercised	(125,434)	$8.95
Expired or cancelled	(54,187)	$27.22

Outstanding at March 31, 2003	2,701,049	$21.87
Granted	904,340	$26.89
Exercised	(185,115)	$10.64
Expired or cancelled	(179,049)	$29.08

Outstanding at March 31, 2004	3,241,225	$23.53
Granted	751,750	$36.30
Exercised	(426,742)	$18.98
Expired or cancelled	(217,872)	$30.41

Outstanding at March 31, 2005	3,348,361	$26.52

        As of March 31, 2005, 2004 and 2003, 1,692,158, 1,486,197 and 1,177,841 options were exercisable, respectively, at weighted average exercise prices of $20.64, $17.54 and $13.53, respectively.

        Information regarding all options outstanding at March 31, 2005 follows:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Prices:	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price
$ 6.00 - $10.99	398,975	$8.64	3.43 years	398,975	$8.64
$11.00 - $16.00	487,837	$12.46	4.81 years	487,837	$12.46
$16.01 - $26.00	381,506	$25.30	8.46 years	98,844	$24.84
$26.01 - $31.00	439,305	$28.14	8.70 years	128,858	$27.80
$31.01 - $33.00	485,000	$32.08	7.61 years	228,000	$32.08
$33.01 - $37.00	452,988	$34.10	6.79 years	312,894	$33.98
$37.01 and over	702,750	$37.38	9.44 years	36,750	$38.45

Total	3,348,361	$26.52	7.22 years	1,692,158	$20.64

        During fiscal 2005 and 2004, the Company awarded 2,400 and 135,250 shares, respectively, of restricted stock to certain employees, as permitted under the Omnibus Plan, 22,170 of which have been forfeited through March 31, 2005. Restricted stock is granted in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock shares cliff vest three years from the date of grant. Upon issuance of the restricted stock during fiscal 2005 and 2004, unearned compensation of $69 thousand and $4.0 million, respectively was charged to stockholders'

equity for the fair value of the restricted stock. Compensation expense, net of the value of forfeited shares, is recognized over a three-year period from the date of grant. Compensation expense for the years ended March 31, 2005 and 2004 was $985 thousand and $321 thousand, respectively.

        In fiscal 2004, the Company issued 12,350 restricted stock units to certain employees, 1,530 of which have been forfeited through March 31, 2005. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three-year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, are being recognized over the vesting period, and are included in stock-based compensation expense on the consolidated statements of earnings. Compensation expense related to restricted stock units was $103 thousand and $35 thousand in fiscal 2005 and 2004, respectively.

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

        The Company also maintains two non-contributory and unfunded supplemental retirement plans: the Supplemental Executive Retirement Plan (DRS SERP), as amended, which was established on February 1, 1996 for the benefit of certain key executives; and the DRS Supplemental Retirement Plan (DRS SRP), as amended, which was established for the benefit of certain employees who were transferred to DRS in connection with the Company's fiscal 1998 acquisition of certain assets of the Ground Electro-Optical Systems and Focal Plane Array businesses of Raytheon Company. Pursuant to the DRS SERP, the Company will provide retirement benefits to each key executive, based on years of service and final average annual compensation as defined therein. The DRS SRP benefits are based on the eligible employees' final average earnings, as defined, and their Social Security benefit.

        The following table provides a reconciliation of benefit obligations, plan assets and funded status associated with the pension, postretirement and supplemental retirement plans. The Company uses a

December 31 measurement date to calculate its end of year (March 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2005	2004	2005	2004	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$94,737	$47,761	$14,776	$8,840	$11,680	$7,974
Benefit obligation assumed through acquisition	—	31,152	—	4,514	—	—
Addition of a plan	—	9,569	171	—	—	—
Service cost	3,858	2,890	535	505	416	441
Interest cost	5,833	4,560	959	691	962	655
Plan participants' contributions	101	80	—	—	—	—
Actuarial loss (gain)	9,710	(2,116)	1,942	353	1,440	1,946
Benefits paid	(4,784)	(957)	(535)	(189)	(78)	(74)
Change in plan provisions	83	—	—	—	4,897	738
Exchange rate differences	708	1,798	57	62	—	—

Benefit obligation at end of year	110,246	94,737	17,905	14,776	19,317	11,680

Change in plan assets:
Fair value of plan assets at beginning of year	78,918	39,518	695	696	—	—
Fair value of plan assets assumed through acquisition	—	24,755	—	—	—	—
Addition of a plan	—	4,729	—	—	—	—
Actual return on plan assets	6,995	7,295	18	1	—	—
Plan participants' contributions	101	80	—	—	—	—
Employer contributions	6,702	2,100	2,661	187	78	74
Additional asset transfer	—	390	—	—	—	—
Benefits paid	(4,784)	(957)	(535)	(189)	(78)	(74)
Exchange rate differences	462	1,008	—	—	—	—

Fair value of plan assets at end of year	88,394	78,918	2,839	695	—	—

Net amount recognized:
Funded status of the plans	(21,852)	(15,819)	(15,066)	(14,081)	(19,317)	(11,680)
Contributions from measurement date to fiscal year end	257	509	—	1,289	4	—
Unrecognized transition obligation	—	—	542	529	—	—
Unrecognized loss	14,773	5,494	2,984	963	4,006	2,571
Unrecognized prior service cost	77	—	—	—	7,884	3,765

Net amount recognized	$(6,745)	$(9,816)	$(11,540)	$(11,300)	$(7,423)	$(5,344)

        The amounts recognized in the Consolidated Balance Sheets as of March 31, consist of:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2005	2004	2005	2004	2005	2004
	(in thousands)
Intangible asset	$77	$—	$—	$—	$4,296	$2,934
Accumulated other comprehensive loss	6,775	4,862	—	—	—	432
Prepaid benefit cost	7	11	—	—	—	—
Contributions from measurement date to fiscal year end	257	509	—	1,289	4	—
Accrued benefit liability	(13,861)	(15,198)	(11,540)	(12,589)	(11,723)	(8,710)

Net amounts recognized	$(6,745)	$(9,816)	$(11,540)	$(11,300)	$(7,423)	$(5,344)

        The aggregate accumulated benefit obligation (ABO) for all of the Company's pension/retirement plans combined was $108.0 million and $90.9 million at March 31, 2005 and 2004, respectively. The table below represents the aggregate ABO and fair value of plan assets for those pension plans with an ABO in excess of the fair value of plan assets at March 31, 2005 and 2004.

	2005	2004
	(in thousands)
Accumulated benefit obligation	$57,239	$50,543
Fair value of plan assets	$32,409	$31,574

        The table below represents the aggregate benefit obligation and fair value of plan assets for those plans with benefit obligations in excess of the fair value of plan assets at March 31, 2005 and 2004.

	2005	2004
	(in thousands)
Benefit obligation	$147,468	$121,193
Fair value of plan assets	$91,233	$79,613

        Because the ABO exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2005 and 2004 the additional minimum liability of the unfunded accumulated benefit obligation. The increase in minimum liability included in other comprehensive income is as follows:

	Funded Defined Benefit Plans		Unfunded Supplemental Retirement Plans
	2005	2004	2005	2004
	(in thousands)
Other comprehensive (loss) income	$(1,913)	$(4,862)	$432	$(432)

        The following weighted average actuarial assumptions were used to determine the benefit obligation and funded status of the plans:

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2005	2004	2005	2004	2005	2004
Rate assumptions
Discount rate	5.65%	6.15%	5.65%	6.25%	5.80%	6.25%
Increase in future compensation levels	3.85%	3.95%	—	—	4.10%	3.90%

        The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans.

	Funded Pension Plans for the Year Ended			Postretirement Benefit Plans for the Year Ended			Unfunded Supplemental Retirement Plans for the Year Ended
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3,858	$2,890	$2,605	$535	$505	$326	$416	$441	$413
Interest cost	5,833	4,560	2,604	959	691	414	962	655	520
Expected return on plan assets	(6,410)	(4,444)	(3,184)	(92)	(33)	—	—	—	—
Amortization of unrecognized actuarial loss (gain)	130	541	—	54	(2)	277	5	125	70
Transition obligation	—	—	—	37	34	30	—	—	—
Amortization of unrecognized prior-service cost	5	—	—	—	—	27	777	298	261

Net periodic expense	$3,416	$3,547	$2,025	$1,493	$1,195	$1,074	$2,160	$1,519	$1,264

        The following weighted average actuarial assumptions were used to determine the net periodic cost of the plans:

	Funded Pension Plans			Postretirement Benefit Plans			Unfunded Supplemental Retirement Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Rate assumptions
Discount rate	6.15%	6.35%	6.70%	6.25%	6.50%	6.70%	6.25%	6.75%	6.70%
Expected long-term return on plan assets	8.00%	8.10%	9.20%	7.25%	7.25%	—	—	—	—
Increase in future compensation levels	3.95%	3.90%	3.60%	—	—	—	4.10%	3.90%	3.90%

        The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

        The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 12% in fiscal 2006 and is assumed to gradually decrease to a rate of 4.5% in fiscal 2010 and thereafter. Assumed healthcare cost trend rates have an effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed healthcare cost trend rates would have the effect of decreasing the annual aggregate service and interest cost by $17 thousand and the postretirement medical obligations by $166 thousand. A one percentage point increase in the assumed healthcare cost trend rate would have the effect of increasing the annual aggregate service and interest cost by $14 thousand and the postretirement medical obligations by $142 thousand.

        The Company has the responsibility to formulate the investment policies and strategies for each plan's assets. The overall domestic plans' policies and strategies, which differ from plan to plan, include: maintaining the highest possible return commensurate with the level of assumed risk, preserving the benefit security for the plan's participants, and maintaining the fund at an appropriately funded status (inclusive of fees).

        The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the domestic and foreign plans' assets at March 31, 2005:

Asset Category	Target Asset Allocation Range
Equity securities	30%	-	85%
Debt securities	10%	-	60%
Other, primarily cash and cash equivalents	0%	-	25%

        The table below represents the Company's domestic pension plans and postretirement benefit plans weighted-average asset allocation at March 31, 2005 and 2004 by asset category:

	Asset Allocation
Asset Category
	2005	2004
Equity securities	64%	61%
Debt securities	28%	36%
Other, primarily cash and cash equivalents	8%	3%

Total	100%	100%

        For fiscal 2006, the Company expects to contribute $4.1 million and $1.8 million to its pension plans and postretirement plans, respectively.

        The following table presents expected pension and post-retirement benefit payments:

	Pension Benefits	Postretirement Payments	Supplemental Retirement Plan Payments
	(in thousands)
2006	$4,742	$768	$169
2007	$4,865	$838	$230
2008	$5,201	$894	$269
2009	$5,624	$966	$532
2010	$6,275	$1,045	$594
Years 2011 - 2015	$40,028	$6,565	$6,302

        The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2005, 2004 and 2003 amounted to $13.8 million, $9.4 million and $6.0 million, respectively.

13.    Commitments, Contingencies and Related Party Transactions

        Commitments and Contingencies    At March 31, 2005, the Company was party to various noncancellable operating leases that expire at various dates through 2021 (principally for administration, engineering and production facilities) with minimum rental payments as follows:

(in thousands)
2006	$23,688
2007	19,027
2008	13,526
2009	11,580
2010	10,041
Thereafter	15,893

Total	$93,755

        It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

        Rent expense was $26.3 million, $22.2 million and $18.9 million in fiscal 2005, 2004 and 2003, respectively.

        As of March 31, 2005, $33.0 million was contingently payable under letters of credit and bank guarantees (see Note 8).

        The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims.

        Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company's business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2005 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity.

        On October 3, 2001, a lawsuit was filed in the United States District Court of the Eastern District of New York by Miltope Corporation, a corporation of the State of Alabama, and IV Phoenix Group, Inc., a corporation of the State of New York, against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs' claims against DRS alleged infringement of a number of patents, breach of a confidentiality agreement, misappropriation of trade secrets, unjust enrichment and unfair competition. The claims related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. The plaintiffs sought damages of not less than $5.0 million for each of the claims. The plaintiffs also alleged claims for tortious interference with business relationships, tortious interference with contracts and conspiracy to breach fiduciary duty. The plaintiffs sought damages of not less than $47.1 million for each claim. In addition, plaintiffs sought punitive and treble damages, injunctive relief and attorney's fees. In the Company's answer, the Company denied the plaintiffs' allegations and vigorously defended this action. In February 2002, plaintiffs filed an amended complaint, which eliminated the patent infringement claims and added claims related to statutory and common-law trademark infringement. The matter went to trial in February 2005, which proceeding ended in a mistrial. On May 4, 2005, the Company entered into a settlement agreement with plaintiffs Miltope Corporation and IV Phoenix Group, Inc., pursuant to which the Company agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded in fiscal 2005 to increase the accrual for the matter to $7.5 million as of March 31, 2005, which was paid on May 5, 2005 and the litigation was dismissed.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to DRS's acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Tech-Sym Corporation's predecessor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government, although the mining rights for the next 25 years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner of the land. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. In addition, the Company retained a technical consultant, who reviewed the existing documentation. The initial remediation estimate for the site was $0.8 million and the second was $1.0 million, each developed independently of the other. On February 6, 2005, the NPS sent the Company an Engineering

Evaluation/Cost Analysis Work Plan under CERCLA (the "CERCLA Letter") with regards to Operable Unit 1 (the upper mine area) of the Orphan Mine site. The CERCLA Letter requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a "good faith offer" to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company has initiated discussions with such other PRP, and the parties now are required to provide a response to the NPS. As of March 31, 2005, the Company had approximately $1.0 million accrued in connection with the potential remediation effort at the Orphan Mine site. In the event of remediation, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises.

        On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT's prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims allege breach of contract and breach of duties of good faith and fair dealing and seek damages in excess of $2.7 million. The Company and ITT have agreed to conduct nonbinding mediation. On April 13, 2005, the District Court of Colorado granted the parties' joint motion to stay the scheduling order until September 1, 2005 to allow for such mediation. The Company continues to believe that it has meritorious defenses and counterclaims and does not believe the action will have a material adverse effect on its financial position, results of operations or liquidity.

        Related Party Transactions    The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS's current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21.2 thousand expires on April 30, 2007. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman's interest in LDR Realty Co.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provides legal services to DRS. The Company paid $1.4 million, $2.9 million and $2.5 million in fees to the firm during fiscal 2005, 2004 and 2003, respectively.

        Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provides legal services to DRS. The amounts paid to the firm during each of the years in the three-year period ended March 31, 2005 were immaterial.

14.    Operating Segments

        The C4I Group is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, and secure voice and data communications; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals.

        The Surveillance and Reconnaissance Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro- optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

        Other includes the activities of DRS Corporate Headquarters and DRS Ahead Technology (for the period it was owned by the Company through the first quarter of fiscal 2003) and certain non-operating subsidiaries of the Company. The assets of DRS Ahead Technology were sold on May 27, 2002 (see Note 2).

        Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating income, as shown, includes amounts allocated from DRS Corporate operations using an allocation methodology prescribed by U.S. government regulations for government contractors. The segment financial data excludes the assets and results of discontinued operations. Information about the Company's operating segments follows:

	C4I	SR	Other	Total
	(in thousands)
Fiscal 2005:
Total revenues	$702,404	$616,743	$—	$1,319,147
Intersegment revenues	(1,972)	(8,575)	—	(10,547)

External revenues	$700,432	$608,168	$—	$1,308,600

Operating income (loss)	$73,566	$69,893	$(327)	$143,132
Total assets	$785,150	$747,250	$361,098	$1,893,498
Depreciation and amortization	$12,923	$24,940	$3,105	$40,968
Capital expenditures	$12,242	$16,923	$5,356	$34,521
Fiscal 2004:
Total revenues	$554,394	$438,094	$—	$992,488
Intersegment revenues	(2,120)	(3,437)	—	(5,557)

External revenues	$552,274	$434,657	$—	$986,931

Operating income	$58,652	$44,597	$83	$103,332
Assets of continuing operations	$753,273	$714,014	$117,808	$1,585,095
Depreciation and amortization	$9,163	$17,005	$2,268	$28,436
Capital expenditures	$7,607	$12,920	$3,917	$24,444
Fiscal 2003:
Total revenues	$372,542	$303,346	$1,349	$677,237
Intersegment revenues	(1,389)	(86)	—	(1,475)

External revenues	$371,153	$303,260	$1,349	$675,762

Operating income (loss)	$33,363	$35,143	$(822)	$67,684
Total assets	$537,232	$322,091	$134,068	$993,391
Depreciation and amortization	$7,873	$7,460	$1,281	$16,614
Capital expenditures	$4,571	$10,908	$6,047	$21,526

        Revenues, total assets, and property, plant and equipment by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2005 is as follows:

	United States	Canada	United Kingdom	Total
Fiscal 2005:
Revenues	$1,247,179	$41,370	$20,051	$1,308,600
Total assets	$1,817,543	$47,519	$28,436	$1,893,498
Long-lived assets	$1,033,435	$14,509	$10,757	$1,058,701
Fiscal 2004:
Revenues	$928,924	$33,788	$24,219	$986,931
Assets of continuing operations	$1,499,294	$50,059	$35,742	$1,585,095
Long-lived assets	$1,003,895	$17,998	$18,538	$1,040,431
Fiscal 2003:
Revenues	$613,568	$35,718	$26,476	$675,762
Total assets	$921,530	$36,443	$35,418	$993,391
Long-lived assets	$536,073	$16,515	$16,666	$569,254

        Export sales accounted for approximately 14%, 12% and 13% of total revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

        The following table provides a reconciliation of total consolidated assets to assets of continuing operations presented above:

March 31, 2004
(in thousands)
Assets of continuing operations	$1,585,095
Assets of discontinued operations	40,295

Total assets	$1,625,390

15.    Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 8, "Debt," the Company has an aggregate of $550.0 million 6 7/8% Senior Subordinated Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2005 and 2004, the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003 for:

  a)
  DRS Technologies, Inc. (the Parent),

  b)
  the Guarantor Subsidiaries,

  c)
  the Non-guarantor Subsidiaries, and

  d)
  DRS Technologies, Inc. on a consolidated basis

        The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries.

        The Guarantor and Non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial information for each of the Guarantor and Non-guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

Condensed Consolidating Balance Sheet

As of March 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$300,788	$(8,272)	$14,336	$—	$306,852
Accounts receivable, net	4	209,374	35,391	—	244,769
Inventories, net	—	165,036	43,105	—	208,141
Prepaid expenses, deferred income taxes and other current assets	4,645	35,180	2,309	—	42,134
Assets of discontinued operations	—	—	—	—	—
Intercompany receivables	412,641	23,269	49,876	(485,786)	—

Total current assets	718,078	424,587	145,017	(485,786)	801,896

Property, plant and equipment, net	12,073	125,422	5,769	—	143,264
Acquired intangible assets, net	—	100,030	—	—	100,030
Goodwill	24,093	768,303	23,011	—	815,407
Deferred income taxes and other noncurrent assets	30,068	3,803	1,679	(2,649)	32,901
Investment in subsidiaries	397,168	49,635	—	(446,803)	—

Total assets	$1,181,480	$1,471,780	$175,476	$(935,238)	$1,893,498

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,360	$292	$—	$—	$2,652
Short-term bank debt	—	—	—	—	—
Accounts payable	3,146	85,922	22,154	—	111,222
Accrued expenses and other current liabilities	26,108	263,886	18,193	31	308,218
Liabilities of discontinued operations	—	—	—	—	—
Intercompany payables	18,978	465,948	46,772	(531,698)	—

Total current liabilities	50,592	816,048	87,119	(531,667)	422,092

Long-term debt, excluding current installments	724,817	2,794	—	—	727,611
Other liabilities	8,967	51,916	14,131	(2,647)	72,367

Total liabilities	784,376	870,758	101,250	(534,314)	1,222,070

Total stockholders' equity	397,104	601,022	74,226	(400,924)	671,428

Total liabilities and stockholders' equity	$1,181,480	$1,471,780	$175,476	$(935,238)	$1,893,498

Condensed Consolidating Balance Sheet

As of March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$55,342	$(5,630)	$7,078	$—	$56,790
Accounts receivable, net	3	196,455	37,737	—	234,195
Inventories, net	—	140,469	35,056	(86)	175,439
Prepaid expenses, deferred income taxes and other current assets	8,381	39,165	1,256	(350)	48,452
Assets of discontinued operations	—	40,295	—	—	40,295
Intercompany receivables	529,706	121,242	50,985	(701,933)	—

Total current assets	593,432	531,996	132,112	(702,369)	555,171

Property, plant and equipment, net	9,853	126,165	6,360	—	142,378
Acquired intangible assets, net	—	97,922	—	—	97,922
Goodwill	23,143	744,013	33,213	(238)	800,131
Deferred income taxes and other noncurrent assets	30,412	5,019	2,891	(8,534)	29,788
Investment in subsidiaries	380,049	35,636	—	(415,685)	—

Total assets	$1,036,889	$1,540,751	$174,576	$(1,126,826)	$1,625,390

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,360	$504	$—	$—	$5,864
Short-term bank debt	—	—	45	—	45
Accounts payable	2,415	70,442	11,435	—	84,292
Accrued expenses and other current liabilities	17,333	265,977	24,019	(431)	306,898
Liabilities of discontinued operations	—	12,757	—	—	12,757
Intercompany payables	12,321	615,559	74,025	(701,905)	—

Total current liabilities	37,429	965,239	109,524	(702,336)	409,856

Long-term debt, excluding current installments	562,460	3,070	—	—	565,530
Other liabilities	6,117	45,903	10,893	(8,534)	54,379

Total liabilities	606,006	1,014,212	120,417	(710,870)	1,029,765

Total stockholders' equity	430,883	526,539	54,159	(415,956)	595,625

Total liabilities and stockholders' equity	$1,036,889	$1,540,751	$174,576	$(1,126,826)	$1,625,390

Condensed Consolidating Statement of Earnings
Fiscal Year Ended March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,116,949	$211,184	$(19,533)	$1,308,600
Costs and expenses	326	983,589	201,172	(19,619)	1,165,468

Operating income	(326)	133,360	10,012	86	143,132
Interest income	2,246	97	117	—	2,460
Interest and related expenses	39,462	162	126	—	39,750
Other income (expense), net	83	(161)	(641)	—	(719)
Management fees	1,925	(1,764)	(161)	—	—
Royalties	1,890	(185)	(1,705)	—	—
Intercompany interest	26,951	(26,687)	(264)	—	—

Earnings before minority interest and income taxes	(6,693)	104,498	7,232	86	105,123
Minority interests	—	—	2,155	—	2,155

Earnings before income taxes	(6,693)	104,498	5,077	86	102,968
Income taxes	(2,917)	45,508	2,212	39	44,842

Earnings from continuing operations	(3,776)	58,990	2,865	47	58,126
Earnings from discontinued operations (including gain on disposal), net of income taxes	693	1,858	—	—	2,551

Net earnings	$(3,083)	$60,848	$2,865	$47	$60,677

Condensed Consolidating Statement of Earnings

Fiscal Year Ended March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$818,755	$182,507	$(14,331)	$986,931
Costs and expenses	(83)	731,194	166,779	(14,291)	883,599

Operating income	83	87,561	15,728	(40)	103,332
Interest income	601	—	153	—	754
Interest and related expenses	23,721	249	289	—	24,259
Other income (expense), net	160	210	(915)	—	(545)
Management fees	1,309	(1,198)	(111)	—	—
Royalties	1,650	(715)	(935)	—	—
Intercompany interest	13,106	(11,840)	(1,266)	—	—

Earnings before minority interest and income taxes	(6,812)	73,769	12,365	(40)	79,282
Minority interests	—	—	1,951	—	1,951

Earnings before income taxes	(6,812)	73,769	10,414	(40)	77,331
Income taxes	(2,976)	32,227	4,555	(17)	33,789

Earnings from continuing operations	(3,836)	41,542	5,859	(23)	43,542
Earnings from discontinued operations, net of tax	—	1,178	—	—	1,178

Net earnings	$(3,836)	$42,720	$5,859	$(23)	$44,720

Condensed Consolidating Statement of Earnings
Fiscal Year Ended March 31, 2003

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,349	$503,635	$190,792	$(20,014)	$675,762
Costs and expenses	2,171	450,157	175,717	(19,967)	608,078

Operating income	(822)	53,478	15,075	(47)	67,684
Interest income	1,179	—	—	—	1,179
Interest and related expenses	10,244	19	326	—	10,589
Other (expense) income, net	143	30	(997)	—	(824)
Management fees	973	(822)	(151)	—	—
Royalties	1,660	(143)	(1,517)	—	—
Intercompany interest	5,711	(4,311)	(1,400)	—	—

Earnings before minority interest and income taxes	(1,400)	48,213	10,684	(47)	57,450
Minority interests	—	—	1,578	—	1,578

Earnings before income taxes	(1,400)	48,213	9,106	(47)	55,872
Income taxes	(644)	22,178	4,189	(22)	25,701

Net earnings	$(756)	$26,035	$4,917	$(25)	$30,171

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(74,646)	$196,614	$14,215	$—	$136,183
Net cash provided by operating activities of discontinued operations	—	2,227	—	—	2,227

Net cash (used in) provided by operating activities	(74,646)	198,841	14,215	—	138,410
Cash Flows from Investing Activities
Capital expenditures	(5,355)	(27,412)	(1,754)	—	(34,521)
Payments pursuant to business combinations, net of cash acquired	—	(49,839)	—	—	(49,839)
Proceeds from sales of businesses	29,096	—			29,096
Investments in short-term notes	(10,000)	—			(10,000)
Proceeds from short-term notes	10,000	—			10,000
Dispositions of property, plant & equipment		825			825
Other investing activities, net	744	(691)	813	—	866

Net cash used in investing activities of continuing operations	24,485	(77,117)	(941)	—	(53,573)
Net cash used in investing activities of discontinued operations	—	(825)	—	—	(825)

Net cash used in investing activities	24,485	(77,942)	(941)	—	(54,398)
Cash Flows from Financing Activities
Net repayments of short-term debt	—	—	(82)	—	(82)
Repayments on long-term debt	(50,360)	(547)	—	—	(50,907)
Proceeds from senior subordinated notes	211,986	—	—	—	211,986
Debt issuance costs	(4,193)	—	—	—	(4,193)
Proceeds from exercise of stock options	8,097	—	—	—	8,097
Net borrowings from (repayments to) Parent Company	130,077	(122,964)	(7,113)	—	—

Net cash provided by (used in) financing activities of continuing operations	295,607	(123,511)	(7,195)	—	164,901
Net cash used in financing activities of discontinued operations	—	(30)	—	—	(30)

Net cash provided by (used in) financing activities	295,607	(123,541)	(7,195)	—	164,871
Effects of exchange rates on cash and cash equivalents	—	—	1,179	—	1,179

Net increase (decrease) in cash and cash equivalents	245,446	(2,642)	7,258	—	250,062
Cash and cash equivalents, beginning of year	55,342	(5,630)	7,078	—	56,790

Cash and cash equivalents, end of year	$300,788	$(8,272)	$14,336	$—	$306,852

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(39,796)	$130,765	$13,748	$—	$104,717
Net cash (used in) operating activities of discontinued operations	—	(2,084)	—	—	(2,084)

Net cash (used in) provided by operating activities	(39,796)	128,681	13,748	—	102,633

Cash Flows from Investing Activities
Capital expenditures	(3,917)	(19,234)	(1,293)	—	(24,444)
Payments pursuant to business combinations, net of cash acquired	(250,329)	—	—	—	(250,329)
Other investing activities	520	396	(2)	—	914

Net cash used in investing activities of continuing operations	(253,726)	(18,838)	(1,295)	—	(273,859)
Net cash used in investing activities of discontinued operations	—	(601)	—	—	(601)

Net cash used in investing activities	(253,726)	(19,439)	(1,295)	—	(274,460)

Cash Flows from Financing Activities
Net repayments of short-term debt	—	—	(521)	—	(521)
Repayment of long-term debt	(439,481)	(611)	—	—	(440,092)
Proceeds from senior subordinated notes	350,000	—	—	—	350,000
Borrowings of long-term debt	236,000	—	—	—	236,000
Debt issuance costs	(15,744)	—	—	—	(15,744)
Proceeds from exercises of stock options	1,970	—	—	—	1,970
Net borrowings from (repayments to) Parent Company	128,005	(117,666)	(10,339)	—	—

Net cash provided by (used in) financing activities of continuing operations	260,750	(118,277)	(10,860)	—	131,613
Net cash provided by financing activities of discontinued operations	—	154	—	—	154

Net cash provided by (used in) financing activities	260,750	(118,123)	(10,860)	—	131,767

Effects of exchange rates on cash and cash equivalents	—	—	912	—	912

Net (decrease) increase in cash and cash equivalents	(32,772)	(8,881)	2,505	—	(39,148)
Cash and cash equivalents, beginning of year	88,114	3,251	4,573	—	95,938

Cash and cash equivalents, end of year	$55,342	$(5,630)	$7,078	$—	$56,790

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended March 31, 2003

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22,670)	$69,631	$5,047	$—	$52,008

Cash Flows from Investing Activities
Capital expenditures	(6,047)	(14,062)	(1,417)	—	(21,526)
Payments pursuant to business combinations, net of cash acquired	(265,058)	—	—	—	(265,058)
Proceeds from sales of businesses	7,624	—	—	—	7,624
Other investing activities, net	616	(459)	172	—	329

Net cash used in investing activities	(262,865)	(14,521)	(1,245)	—	(278,631)

Cash Flows from Financing Activities
Net (repayments) borrowings of short-term debt	(54)	—	326	—	272
Borrowings of long-term debt	81,478	—	—	—	81,478
Debt issuance costs	(2,254)	—	—	—	(2,254)
Net payments on long-term debt	(8,253)	(12,206)	(195)	—	(20,654)
Proceeds from sale of common stock	144,344	—	—	—	144,344
Proceeds from exercise of stock options	1,122	—	—	—	1,122
Net borrowings from (repayments to) Parent Company	55,053	(48,765)	(6,288)	—	—

Net cash provided by (used in) financing activities	271,436	(60,971)	(6,157)	—	204,308
Effects of exchange rates on cash and cash equivalents	—	—	471	—	471

Net decrease in cash and cash equivalents	(14,099)	(5,861)	(1,884)	—	(21,844)
Cash and cash equivalents, beginning of year	102,213	9,112	6,457	—	117,782

Cash and cash equivalents, end of year	$88,114	$3,251	$4,573	$—	$95,938

16.   Unaudited Quarterly Financial Information

        The following table sets forth unaudited quarterly financial information for fiscal 2005 and 2004:

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(in thousands, except per-share data)
Fiscal year ended March 31, 2005
Revenues	$291,151	$318,053		$338,232		$361,164
Operating income	$28,500	$33,806		$39,249		$41,577
Earnings from continuing operations	$10,971	$14,003		$16,837		$16,315
Earnings from discontinued operations (including gain on disposal), net of income taxes	$800	$398		$624		$729
Net earnings	$11,771	$14,401		$17,461		$17,044
Basic earnings per share:
Earnings from continuing operations	$0.41	$0.52		$0.62		$0.60
Earnings from discontinued operations (including gain on disposal), net of income taxes	$0.03	$0.01		$0.02		$0.03
Net earnings	$0.44	$0.53		$0.64		$0.63
Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.50		$0.60		$0.58
Earnings from discontinued operations (including gain on disposal), net of income taxes	$0.03	$0.01		$0.02		$0.03
Net earnings	$0.43	$0.52	*	$0.62		$0.61
Fiscal year ended March 31, 2004
Revenues	$167,198	$206,240		$274,381		$339,112
Operating income	$16,360	$21,231		$27,883		$37,858
Earnings from continuing operations	$7,296	$9,443		$11,242		$15,561
Earnings from discontinued operations, net of income taxes	$—	$—		$391		$787
Net earnings	$7,296	$9,443		$11,633		$16,348
Basic earnings per share:
Earnings from continuing operations	$0.33	$0.42		$0.45		$0.58
Earnings from discontinued operations, net of income taxes	$—	$—		$0.02		$0.03
Net earnings	$0.33	$0.42		$0.46	*	$0.61
Diluted earnings per share:
Earnings from continuing operations	$0.32	$0.41		$0.44		$0.57
Earnings from discontinued operations, net of income taxes	$—	$—		$0.02		$0.03
Net earnings	$0.32	$0.41		$0.45	*	$0.60

*
Columns do not foot due to rounding

17.   Subsequent Event

        On April 15, 2005, the Company acquired Codem Systems, Inc. in a stock purchase transaction valued at approximately $29 million in cash, with additional consideration payable upon achievement of certain financial targets.

        Established in 1972, Codem Systems is a privately-held business located in Merrimack, New Hampshire. The company is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Positioned as a supplier of advanced technology products, Codem focuses on innovative solutions for communications and surveillance applications supporting the growing intelligence, military and homeland security markets. The company's expertise is concentrated in systems engineering software and hardware development, as well as end-user training.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II. Valuation and Qualifying Accounts

Years Ended March 31, 2005, 2004 and 2003

Col. A	Col. B	Col. C Additions(a)			Col. D Deductions(b)			Col. E
		(1)	(2)		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Credited to Costs and Expenses	Credited to Other Accounts— Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2005	$7,060	$3,873	$30	(c)	$1,098	$1,141	(d)	$8,724
Year ended March 31, 2004	$5,000	$3,236	$1,912	(c)	$282	$2,806	(d)	$7,060
Year ended March 31, 2003	$4,468	$1,386	$2,804	(c)	$391	$3,267	(d)	$5,000
Allowance for doubtful accounts
Year ended March 31, 2005	$3,890	$732	$142		$1,314	$791		$2,659
Year ended March 31, 2004	$2,901	$921	$270	(c)	$129	$73	(d)	$3,890
Year ended March 31, 2003	$1,409	$2,084	$210	(c)	$455	$347	(d)	$2,901
Other current assets—note receivable reserve
Year ended March 31, 2005	$816	$700	$—		$400	$—		$1,116
Year ended March 31, 2004	$1,375	$—	$—		$300	$259	(e)	$816
Year ended March 31, 2003	$1,375	$—	$—		$—	$—		$1,375

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9 A. Controls and Procedures

  (a)
  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  (b)
  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  (c)
  Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal control over financial reporting. See "Management's Report on Internal Control over Financial Reporting," below. Management's assessment of the effectiveness of internal controls over financial reporting as of March 31, 2005 has been audited by KPMG LLP, independent registered public accounting firm, as stated in their report, which is included below.

        Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of March 31, 2005.

        DRS Technologies, Inc. acquired Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (the acquired businesses), and management excluded from its assessment of the effectiveness of DRS Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2005 the acquired businesses' internal controls over financial reporting associated with the total assets of $43.3 million and total revenues of $18.4 million included in the consolidated financial statements of DRS Technologies, Inc. and subsidiaries as of and for the year ended March 31, 2005.

        KPMG LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DRS Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DRS Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

DRS Technologies, Inc. acquired Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. during the year ended March 31, 2005 and management excluded from its assessment of the effectiveness of DRS Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2005, Night Vision Equipment Co., Inc.'s and Excalibur Electro Optics, Inc.'s internal controls over financial reporting associated with total assets of $43.3 million and total revenues of

$18.4 million included in the consolidated financial statements of DRS Technologies, Inc. and subsidiaries as of and for the year ended March 31, 2005. Our audit of internal control over financial reporting of DRS Technologies, Inc. and subsidiaries also excluded an evaluation of the internal controls over financial reporting of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey June 9, 2005

Item 9 B. Other Information

        On December 23, 2004, we announced that Paul G. Casner, Jr., the Company's executive vice president and chief operating officer, planned to retire on March 31, 2005, the close of the Company's fiscal year.

        Mr. Casner's retirement is supported by the Company's new operating structure announced in fiscal 2004, whereby the Company realigned all of its operating units into two operating segments led by two group presidents. Effective with Mr. Casner's retirement, Fred L. Marion, president of DRS's Surveillance & Reconnaissance Group, and Steven T. Schorer, president of DRS's C4I Group report directly to Mark S. Newman, Chairman, President and Chief Executive Officer of the Company.

        On June 10, 2005, the Company entered into an amended and restated employment agreement (the "Newman Agreement") with Mark Newman, whereby Mr. Newman will continue to serve as Chairman of the Board, President, and Chief Executive Officer of the Company. A copy of the employment agreement is attached hereto as Exhibit 10.13 and the following summary is qualified in its entirety by reference to the employment agreement.

        The term of the Agreement expires on December 31, 2007; provided, however, on January 1, 2006 and on each anniversary thereof, the term of the Agreement will be renewed for an additional year, unless either party gives 90 days' advance notice of its intention not to renew. Pursuant to the Agreement, Mr. Newman is entitled to receive a base salary of at least $811,200 and a target annual bonus equal to 84% of base salary. The Company will provide Mr. Newman with an automobile (including reimbursement for all automobile related expenses) and tax and financial consulting up to a maximum of $20,000 per year. In addition, the Company will reimburse Mr. Newman for up to $20,000 of legal fees incurred in the negotiation of the Agreement and the Company will reimburse Mr. Newman for all expenses (including legal fees) incurred by Mr. Newman in connection with any alleged breach of the Agreement by the Company. Mr. Newman may not compete with the Company during his employment and for a period of 12 months following termination of employment for cause or without good reason (each as defined in the Agreement).

        If Mr. Newman's employment is terminated by the Company without cause or by Mr. Newman for good reason, Mr. Newman will be entitled to receive a lump sum cash payment equal to (i) three times (or, in the case of a termination prior to a change in control (as defined in the Agreement), the greater of (x) 2 or (y) the fraction, the numerator of which is the number of months remaining in the Agreement's term and the denominator of which is 12) the sum of his current annual base salary and the bonus earned by him during the fiscal year preceding the year of his termination, (ii) a pro rata portion of his annual bonus paid for the year preceding the year of termination, (iii) continued welfare benefits and perquisite for three years (or, in the case of a termination prior to a change in control, the greater of (x) 2 or (y) the fraction, the numerator of which is the number of months remaining in the Agreement's term and the denominator of which is 12), and (iv) outplacement services. In addition, all equity awards granted to Mr. Newman under the 1996 Omnibus Plan will vest in full and the options will remain exercisable for a period of 12 months following termination of employment or, if earlier, until the expiration of their original term. To the extent that Mr. Newman becomes entitled to payment following a change in control, the Company will make a gross-up payment (if necessary) to ensure that Mr. Newman receives the after-tax benefit he would have received had the payments not been subject to the excise tax under Section 4999 of the Code.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Reference also is made to the information under Executive Officers of the Registrant in Part I of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following are documents filed as part of this report:
	1.	Financial Statements
		See Item 8. Financial Statements and Supplementary Data	59
	2.	Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts	120
		All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(b)	Exhibits
	See Exhibits Index following the signature page hereto.		127

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Dated: June 13, 2005
/s/ MARK S. NEWMAN Mark S. Newman, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK S. NEWMAN Mark S. Newman	Chairman of the Board, President, Chief Executive Officer and Director	June 13, 2005
/s/ RICHARD A. SCHNEIDER Richard A. Schneider	Executive Vice President, Chief Financial Officer	June 13, 2005
/s/ IRA ALBOM Ira Albom	Director	June 13, 2005
/s/ DONALD C. FRASER Donald C. Fraser	Director	June 13, 2005
/s/ WILLIAM F. HEITMANN William F. Heitmann	Director	June 13, 2005
/s/ STEVEN S. HONIGMAN Steven S. Honigman	Director	June 13, 2005
/s/ C. SHELTON JAMES C. Shelton James	Director	June 13, 2005
/s/ MARK N. KAPLAN Mark N. Kaplan	Director	June 13, 2005
/s/ STUART F. PLATT Stuart F. Platt	Director	June 13, 2005
/s/ DENNIS J. REIMER Dennis J. Reimer	Director	June 13, 2005
/s/ ERIC J. ROSEN Eric J. Rosen	Director	June 13, 2005

EXHIBIT INDEX

        Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been previously filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Registration Statement No. 33-64641, Post-Effective Amendment No. 1 filed on May 10, 1996, Exhibit 3.4]
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Form 8-K filed on August 14, 1997, Exhibit 3.9]
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Form 10-Q filed on August 14, 2001, Exhibit 3.9]
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Registration Statement No. 333-112423, Exhibit 3.4, filed on February 2, 2004]
3.5	Amended and Restated By-Laws of the Company [Form 10-K filed on June 14, 2004, Exhibit 3.5]
4.1	Registration Rights Agreement, dated as of September 22, 1995 between the Company and Forum Capital Markets L.P. [Registration Statement No. 33-64641, Amendment No. 1, Exhibit 4.3]
*4.2	Registration Rights agreement, dated as of December 23, 2004, by and among the Company, certain wholly-owned subsidiaries of the Company named therein, as guarantors (the "Guarantors"), and Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC and Banc of America Securities LLC, as initial purchasers.
4.3	Indenture, dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as Trustee, relating to the Company's 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 4.1]
10.1	1991 Stock Option Plan of the Company [Registration Statement No. 33-42886, Exhibit 28.1]
10.2	Amended and Restated 1996 Omnibus Plan [Registration Statement No. 333-112423, Exhibit 10.3, filed on February 2, 2004]
10.3	Joint Venture Agreement, dated as of November 3, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(3)]
*10.4	Amendment to Partnership Agreement of Laurel Technologies Partnership by and among Laurel Technologies, Inc., now known as Sunburst Management Inc. and DRS Systems Management Corporation effective August 3, 1999.
10.5	Waiver Letter dated as of December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(4)]
10.6	Partnership Agreement dated December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, quarter ended December 31, 1993, File No. 1-8533, Exhibit 6(a)(5)]
10.7	Employment, Non-Competition and Termination Agreement, dated July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, quarter ended June 30, 1994, File No. 1-8533, Exhibit 1]

10.8	1991 Stock Option Plan of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.4]
10.9	1993 Stock Option Plan for Directors of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.5]
10.10	1996 Stock Option Plan of NAI Technologies, Inc. [Registration Statement No. 333-69751, Post Effective Amendment No. 1 on Form S-8, Exhibit 4.6]
10.11	Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.47]
10.12	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Mark S. Newman, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.1]
*10.13	Amended and restated Employment Agreement between DRS Technologies Inc., and Mark S. Newman executed June 10, 2005
10.14	Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.48]
10.15	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Nina Laserson Dunn, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.3]
10.16	Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider [Form 10-K, fiscal year ended March 31, 1999, File No. 1-8533, Exhibit 10.49]
10.17	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.5]
10.18	Employment Agreement, dated as of August 9, 2000, by and between the Company and Paul G. Casner, Jr. [Form 10-K, fiscal year ended March 31, 2001, File No. 1-8533, Exhibit 10.35]
10.19	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Paul G. Casner, Jr., dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.2]
10.20	Employment Agreement, dated as of June 26, 2002, by and between the Company and Robert F. Mehmel [Form 10-K, fiscal year ended March 31, 2002, File No. 1-8533, Exhibit 10.36]
10.21	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Robert F. Mehmel, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.4]
10.22	Purchase Agreement dated as of May 24, 2002 between Eaton Corporation and DRS Technologies, Inc. [Form 8-K, filed on July 30, 2002, File No. 1-8533, Exhibit 99.1]
10.23	Agreement and Plan of Merger, dated October 23, 2002, by and among DRS Technologies, Inc., Prince Merger Corporation and Paravant [Form 8-K, December 2, 2002, File No. 1-8533, Exhibit 2.1]

10.24	First Amendment to Credit Agreement dated February 6, 2004, by and among the Company, as Borrower and certain subsidiaries of the Borrower, the Lenders, who are or may become party to the agreement, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent for the Lenders, and Fleet National Bank, as Documentation Agent for the Lenders. [Form 10-Q, File No. 001-08533, Exhibit 10.1, filed on February 17, 2004]
10.25	Second Amendment to Credit Agreement, dated May 12, 2005, by and among the Company, as Borrower, certain subsidiaries of the Borrower, the Lenders party to the Credit Agreement, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent for the Lenders and Fleet National Bank, as Documentation Agent for the Lenders. [Form 8-K, Exhibit 99.1 filed May 17, 2005, File No. 001-08533]
10.26	Amendment to DRS Technologies Inc. Amended and Restated 1996 Omnibus Incentive Plan [Exhibit 10.19 to Form 10-K filed on June 14, 2004]
*10.27	Amended and Restated DRS Technologies, Inc. Supplemental Executive Retirement Plan, Effective March 31, 2005
*21	List of subsidiaries of the Company as of March 31, 2005
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Table of Contents
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Condensed Consolidating Balance Sheet As of March 31, 2005 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2004 (in thousands)
Condensed Consolidating Statement of Earnings Fiscal Year Ended March 31, 2004 (in thousands)
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended March 31, 2005 (in thousands)
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended March 31, 2004 (in thousands)
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended March 31, 2003 (in thousands)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Schedule II. Valuation and Qualifying Accounts Years Ended March 31, 2005, 2004 and 2003
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9 A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9 B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX