Form 10-Q
period 2005-06-30
DRS TECHNOLOGIES INC
filed 2005-08-08
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

(973) 898-1500
(Registrant’s telephone number, including area code)

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

As of August 4, 2005, 27,893,503 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2005	March 31, 2005
Assets
Current assets
Cash and cash equivalents	$ 223,652	$ 306,852
Accounts receivable, net of allowances for doubtful accounts of $2,933 and $2,659 as of June 30, 2005 and March 31, 2005, respectively	244,685	237,912
Inventories, net	221,447	208,141
Prepaid expenses, deferred income taxes and other current assets	48,798	42,134
Total current assets	738,582	795,039
Property, plant and equipment, less accumulated depreciation of $109,189 and $101,335 at June 30, 2005 and March 31, 2005, respectively	142,137	143,264
Acquired intangible assets, net	105,478	100,030
Goodwill	851,536	815,407
Other noncurrent assets	32,281	32,901
Total assets	$ 1,870,014	$ 1,886,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$ 2,606	$ 2,652
Accounts payable	123,542	111,222
Accrued expenses and other current liabilities	259,684	301,361
Total current liabilities	385,832	415,235
Long-term debt, excluding current installments	716,698	727,611
Other liabilities	76,620	72,367
Total liabilities	1,179,150	1,215,213
Commitments and contingencies (Notes 2, 7 and 14)
Stockholders’ equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at June 30, 2005 and March 31, 2005	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 27,729,694 and 27,472,495 shares at June 30, 2005 and March 31, 2005, respectively	277	275
Additional paid-in capital	474,310	467,027
Retained earnings	213,113	199,924
Accumulated other comprehensive earnings	4,840	6,198
Unamortized stock compensation	(1,676)	(1,996)
Total stockholders’ equity	690,864	671,428
Total liabilities and stockholders’ equity	$ 1,870,014	$ 1,886,641

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$338,459	$291,151
Costs and expenses	303,401	262,651
Operating income	35,058	28,500
Interest income	1,877	129
Interest and related expenses	12,211	8,994
Other income (expense), net	25	(60)
Earnings from continuing operations before minority interest and income taxes	24,749	19,575
Minority interest	580	397
Earnings from continuing operations before income taxes	24,169	19,178
Income taxes	10,151	8,207
Earnings from continuing operations	14,018	10,971
Earnings from discontinued operations, net of income taxes	—	800
Net earnings	$14,018	$11,771
Net earnings per share of common stock:
Basic earnings per share:
Earnings from continuing operations	$0.51	$0.41
Earnings from discontinued operations, net of income taxes	$—	$0.03
Net earnings	$0.51	$0.44
Diluted earnings per share:
Earnings from continuing operations	$0.49	$0.40
Earnings from discontinued operations, net of income taxes	$—	$0.03
Net earnings	$0.49	$0.43
Dividends per common share	$0.03	$—

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Earnings from continuing operations	$14,018	$10,971
Adjustments to reconcile earnings from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	10,417	9,920
Stock-based compensation	245	330
Deferred income taxes	(522)	(915)
Inventory reserve and provision for doubtful accounts	946	551
Amortization and write-offs of deferred financing fees	952	915
Other, net	77	354
Changes in assets and liabilities, net of effects from business combinations:
(Increase) decrease in accounts receivable	(2,453)	29,014
(Increase) decrease in inventories	(7,991)	6,956
Increase in prepaid expenses and other current assets	(4,102)	(463)
Increase (decrease) in accounts payable	10,450	(5,645)
Decrease in accrued expenses and other current liabilities	(30,320)	(22,237)
Decrease in customer advances	(7,207)	(8,485)
Other, net	944	(600)
Net cash (used in) provided by operating activities of continuing operations	(14,546)	20,666
Net cash provided by operating activities of discontinued operations	—	4,210
Net cash (used in) provided by operating activities	(14,546)	24,876
Cash Flows from Investing Activities
Capital expenditures	(6,336)	(7,411)
Payments pursuant to business combinations, net of cash acquired	(52,350)	—
Other, net	(206)	679
Net cash used in investing activities of continuing operations	(58,892)	(6,732)
Net cash used in investing activities of discontinued operations	—	(207)
Net cash used in investing activities	(58,892)	(6,939)
Cash Flows from Financing Activities
Net borrowings of short-term debt	—	389
Return of advanced interest on senior subordinated notes	(1,986)	—
Debt issuance costs	(120)	—
Repayment of long-term debt	(10,674)	(10,762)
Proceeds from stock option exercises	4,175	241
Dividends paid	(829)	—
Net cash used in financing activities of continuing operations	(9,434)	(10,132)
Net cash used in financing activities of discontinued operations	—	(8)
Net cash used in financing activities	(9,434)	(10,140)
Effect of exchange rates on cash and cash equivalents	(328)	(366)
Net (decrease) increase in cash and cash equivalents	(83,200)	7,431
Cash and cash equivalents, beginning of period	306,852	56,790
Cash and cash equivalents, end of period	$223,652	$64,221

See accompanying Notes to the Consolidated Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2005, the results of its operations for the three-month periods ended June 30, 2005 and 2004, and its cash flows for the three-month periods ended June 30, 2005 and 2004. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2005, included in the Company’s filing on Form 10-K, for the year ended March 31, 2005.

On March 10, 2005 the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with the Company’s fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather’s and DRS Broadcast’s results of operations for the three months ended June 30, 2004 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the three months ended June 30, 2004. All corresponding footnotes reflect the discontinued operations presentation.

2. Acquisitions and Divestitures

Acquisitions

On April 15, 2005, DRS acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years.  In addition to the purchase price the Company recorded approximately $0.4 million for acquisition-related costs. The results of Codem’s operations have been included in the Company’s financial statements since the date of acquisition.

Codem is located in Merrimack, New Hampshire, and is a provider of signals intelligence (SIGINT) systems, network interface modules, and high-performance antenna control systems. As a supplier of SIGINT products, Codem focuses on solutions for communications and surveillance applications supporting the intelligence, military and homeland security markets. Management believes that the addition of Codem will further enhance DRS’s existing intelligence product base. Codem is being managed as a part of the Company’s Command, Control, Communications, Computers and Intelligence (C4I) Group.

The Company is in the process of reviewing the third-party valuation of certain acquired assets (including acquired intangible assets), as well as performing its own internal assessment of certain other

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

acquired assets and liabilities; thus the preliminary allocation of the purchase price may change. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $24.8 million, which has been allocated to the C4I Group, and acquired intangible assets to be $7.5 million. Acquired intangible assets of $1.9 million and $5.6 million were allocated to technology-based and customer-related intangibles, respectively, which are both being amortized over periods of 10 years. The Company expects to complete its purchase price allocation in the third quarter of fiscal 2006.

On June 27, 2005, DRS acquired WalkAbout Computer Systems (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years.  In addition to the purchase price the Company recorded approximately $0.3 million for acquisition-related costs. The results of WalkAbout have been included in the Company’s financial statements since the date of acquisition.

WalkAbout is located in West Palm Beach, Florida and is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. Management believes that the acquisition of WalkAbout will enhance DRS’s position in the tactical computer systems business by broadening its product offerings. WalkAbout is being managed as part of the Company’s C4I Group.

The Company is in the process of obtaining a third-party valuation of certain assets (including acquired intangible assets), as well as performing its own internal assessment of certain other acquired assets and liabilities; thus the preliminary allocation of the purchase price will change, and such change could be significant. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $12.0 million and has allocated the goodwill to the C4I Group. No amounts have been allocated to acquired intangible assets pending receipt of the third-party valuation. The Company expects to complete its purchase price allocation in the third quarter of fiscal 2006.

During the three months ended June 30, 2005, the Company paid $6.7 million in consideration to satisfy an earn-out obligation on its acquisition of DKD, Inc. (now operating as a component of Infrared Technologies L.P.). The earn-out was recorded as an increase to goodwill during the fourth quarter of fiscal 2005.

Divestitures

On March 10, 2005, the Company completed the sale of DRS Weather and DRS Broadcast. A summary of the results of discontinued operations for the three months ended June 30, 2004 follows:

(in thousands)
Revenues	$9,578
Earnings before taxes	$1,293
Income tax expense	493
Earnings from discontinued operations	$800

3. Stock-Based Compensation

The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of the grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the quoted market price of DRS common stock on the date of grant.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, ‘‘Accounting for Stock-Based Compensation,’’ as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.’’ Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company had granted to its employees and directors.

The table below compares the ‘‘as reported’’ net earnings and earnings per share to the ‘‘pro forma’’ net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per-share data)
Net earnings, as reported	$14,018	$11,771
Add: Stock-based compensation expense included in reported net earnings, net of taxes	148	196
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(1,427)	(1,272)
Pro forma net earnings	$12,739	$10,695
Earnings per share:
Basic—as reported	$0.51	$0.44
Basic—pro forma	$0.46	$0.40
Diluted—as reported	$0.49	$0.43
Diluted—pro forma	$0.45	$0.39

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of regulation S-X regarding the compliance date for SFAS No. 123R, (Revised 2004). The SEC Release amends the effective date for compliance with SFAS 123R to the beginning of the first fiscal year following June 15, 2005, which is the fiscal year beginning on April 1, 2006 for DRS. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. The Company currently is assessing the guidance provided in SAB 107 in connection with its implementation of SFAS 123R.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

4. Inventories

Inventories are summarized as follows:

	June 30,	March 31,
	2005	2005
	(in thousands)
Work-in-process	$252,589	$211,914
General and administrative costs	47,509	47,365
Raw material and finished goods	37,664	33,127
	337,762	292,406
Less: Progress payments and certain customer advances	108,634	75,541
Inventory reserve	7,681	8,724
Total	$221,447	$208,141

Inventoried contract costs for the Company’s businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. Government regulations. The Company allocates these costs to government contracts and accounts for them as product costs at the majority of the Company’s operating units, not as period expenses.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses.

The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company’s lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred.

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Balance in inventory at March 31,	$47,365	$37,854
Add: Incurred costs	53,178	53,809
Less: Amounts included in costs of sales	(53,034)	(51,582)
Balance in inventory at June 30,	$47,509	$40,081

Total expenditures for IRAD amounted to approximately $9.2 million and $8.3 million for the three-month periods ended June 30, 2005 and 2004, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

5. Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2005 and March 31, 2005. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of June 30, 2005
Technology-based intangibles	19 years	$47,861	$(11,881)	$35,980
Customer-related intangibles	17 years	81,190	(11,692)	69,498
Total		$129,051	$(23,573)	105,478
As of March 31, 2005
Technology-based intangibles	19 years	$45,961	$(11,172)	$34,789
Customer-related intangibles	17 years	75,590	(10,349)	65,241
Total		$121,551	$(21,521)	100,030

The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2005 and 2004 was $2.1 million and $1.7 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at June 30, 2005, is estimated to be $8.5 million per year for fiscal 2006 through fiscal 2009 and $8.3 million for fiscal 2010.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2005 to June 30, 2005.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2005	$447,631	$367,776	$815,407
Codem acquisition	24,820	—	24,820
WalkAbout acquisition	11,972	—	11,972
Foreign currency translation adjustment	(663)	—	(663)
Balance as of June 30, 2005	$483,760	$367,776	$851,536

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

6. Product Warranties

Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the three months ended June 30, 2005 and 2004, which are included in accrued expenses and other current liabilities.

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Balance at March 31,	$21,839	$23,279
Acquisitions during the period	2,661	—
Accruals for product warranties issued during the period	1,665	2,459
Settlements made during the period	(2,942)	(2,901)
Other	(27)	1,614
Balance at June 30,	$23,196	$24,451

7. Debt

	June 30, 2005	March 31, 2005
	(in thousands)
Senior subordinated notes, including bond premium of $9,434 and $9,716 at June 30, 2005 and March 31, 2005, respectively	$559,434	$559,716
Term loan	156,870	167,460
Other obligations	3,000	3,087
	719,304	730,263
Less:
Current installments of long-term debt	2,606	2,652
Total long-term debt	$716,698	$727,611

On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes).  The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts the Company’s ability and the ability of its subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, ‘‘Guarantor and Non-guarantor Financial Statements’’ for additional disclosures.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

On December 23, 2004, the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November, 2013. The notes were offered as additional debt securities under the Indenture with identical terms and same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance. On May 1, 2005, the advanced interest of $2.0 million was repaid in conjunction with the semi-annual interest payments on the Notes.

The book value and fair value of the senior subordinated debt at June 30, 2005 was approximately $559.4 million and $569.3 million, respectively.

The Company has a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of June 30, 2005 and March 31, 2005, the Company had $156.9 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company’s subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of certain of the Company’s non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on the Company’s term loans was 5.1% as of June 30, 2005 (4.4% as of March 31, 2005), excluding the impact of  the amortization of debt issuance costs. As of June 30, 2005, the Company had $142.3 million available under its revolving line of credit. There were no borrowings under the Company’s revolving line of credit as of June 30, 2005 and March 31, 2005.

During the three months ended June 30, 2005, the Company repaid $10.0 million of its term loan, at its discretion, and recorded a $0.2 million charge to interest and related expenses for the related write-off of a portion of the debt issuance costs. On July 29, 2005 the Company prepaid an additional $10.0 million of its term loan at its discretion and recorded a $0.2 million charge to interest and related expenses.

From time to time, the Company enters into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of June 30, 2005, $37.4 million was contingently payable under letters of credit and bank guarantees. Approximately $3.8 million and $0.9 million in letters of credit and bank guarantees as of June 30, 2005 were issued outside of the Credit Facility and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit.

The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. In the third quarter of fiscal 2005, the Company terminated an interest rate swap relating to the mortgage that qualified for hedge accounting. The balance of the mortgage as of June 30, 2005 and March 31, 2005 was $2.9 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

During fiscal 2005, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks), both of which had expiration dates of September 30, 2008. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash and the related unrealized gain in other comprehensive income, net of taxes, is being credited to interest expense over the remaining life of the Company’s term loan.

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

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per-share data)
Basic EPS computation
Earnings from continuing operations	$14,018	$10,971
Earnings from discontinued operations, net of income taxes	—	800
Net earnings	$14,018	$11,771
Weighted average common shares outstanding	27,479	26,936
Basic earnings per share
Earnings from continuing operations	$0.51	$0.41
Earnings from discontinued operations, net of income taxes	$—	$0.03
Net earnings	$0.51	$0.44
Diluted EPS computation
Earnings from continuing operations	$14,018	$10,971
Earnings from discontinued operations, net of income taxes	—	800
Net earnings	$14,018	$11,771
Diluted common shares outstanding:
Weighted average common shares outstanding	27,479	26,936
Stock options and restricted stock	922	537
Diluted common shares outstanding	28,401	27,473
Diluted earnings per share
Earnings from continuing operations	$0.49	$0.40
Earnings from discontinued operations, net of income taxes	$—	$0.03
Net earnings	$0.49	$0.43

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2005, all outstanding options are included in the diluted EPS calculation. At June 30 2004, there were 1,167,270 options outstanding that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS.

9. Comprehensive earnings

The components of comprehensive earnings for the three-month periods ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net earnings	$14,018	$11,771
Other comprehensive earnings:
Foreign currency translation adjustments	(1,312)	(1,093)
Unrealized net gains on hedging instruments arising during the period, net of income tax	—	1,284
Amortization of unrealized gain on terminated hedging instruments, net of income taxes	(46)	—
Comprehensive earnings	$12,660	$11,962

10. Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three-month periods ended June 30, 2005 and 2004. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2005.

					Unfunded Supplemental
	Funded Pension Plans		Postretirement Benefit Plans		Retirement Plans
	Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$988	$961	$150	$134	$136	$104
Interest cost	1,511	1,455	241	238	279	241
Expected return on plan assets	(1,769)	(1,600)	(42)	(23)	—	—
Amortization of unrecognized loss (gain)	43	32	(2)	23	42	1
Amortization of transition obligation	—	—	27	9	—	—
Amortization of unrecognized prior-service cost	1	1	—	—	194	194
Net periodic benefit cost	$774	$849	$374	$381	$651	$540

The Company expects to contribute $4.1 million and $1.8 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2006, of which $0.2 million and $0.1 million were contributed during the three months ended June 30, 2005, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

11. Operating Segments

The Company’s two principal operating segments, on the basis of products and services offered, are: the Command, Control, Communications, Computers and Intelligence (C4I) Group and the Surveillance and Reconnaissance (SR) Group. All other operations are grouped in Other. During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into C4I Group’s DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of the SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

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

The Surveillance and Reconnaissance Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company. Information about the Company’s operating segments for the three-month periods ended June 30, 2005 and 2004 is as follows:

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended June 30, 2005
Total revenues	$191,030	$148,523	$—	$339,553
Intersegment revenues	(539)	(555)	—	(1,094)
External revenues	$190,491	$147,968	$—	$338,459
Operating income (loss)	$19,488	$15,788	$(218)	$35,058
Total assets	$860,689	$736,019	$273,306	$1,870,014
Depreciation and amortization	$3,436	$6,074	$907	$10,417
Capital expenditures	$2,303	$3,418	$615	$6,336
Three Months Ended June 30, 2004
Total revenues	$158,946	$134,622	$—	$293,568
Intersegment revenues	(363)	(2,054)	—	(2,417)
External revenues	$158,583	$132,568	$—	$291,151
Operating income (loss)	$15,120	$13,426	$(46)	$28,500
Assets of continuing operations	$745,924	$683,965	$93,987	$1,523,876
Depreciation and amortization	$2,842	$6,424	$654	$9,920
Capital expenditures	$2,155	$4,555	$701	$7,411

The table below provides a reconciliation of total consolidated assets to total assets of continuing operations presented above:

June 30,
2004
(in thousands)
Assets of continuing operations	$1,523,876
Assets of discontinued operations	40,195
Total assets	$1,564,071

12. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2005		2004
	(in thousands)
Cash paid for:
Income taxes	$10,732		$2,549
Interest	$18,704	*	$14,149
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition costs for business combinations	$335		$—

*       Excludes the advanced interest of $2.0 million that was repaid in conjunction with the semi-annual interest payments on the notes. See Note 7, “Debt.”

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

13. Cash Dividends on DRS Common Stock

On May 13, 2005, the Board of Directors declared a $0.03 per common share cash dividend, paid on June 30, 2005 to stockholders of record as of June 15, 2005. Cash dividends paid in the first quarter of 2005 were $0.8 million. On August 4, 2005, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 30, 2005 to stockholders of record as of September 15, 2005.

14. Contingencies and Related Party Transactions

Contingencies   The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company’s opinion, the Company has adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2005 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity; however, such amounts, if any, could be significant to the results of operations of a reporting period.

On October 3, 2001, a lawsuit was filed by Miltope Corporation and IV Phoenix Group, Inc., against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs’ claims against DRS related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. On May 4, 2005, DRS entered into a settlement agreement, pursuant to which the Company agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded in the fourth quarter of fiscal 2005 to increase the Company’s accrual for the matter to $7.5 million as of March 31, 2005. The settlement payment was made on May 5, 2005.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease.  In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. The initial remediation estimate for the CERCLA related cleanup of the Operable Unit 1 (the upper mine area) site was $0.8 million and a second, independent evaluation estimated remediation costs at $1.0 million. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (CERCLA Letter) with regards to Operable Unit 1 (the upper mine area) of the Orphan Mine site. In the Company’s view, this CERCLA Letter included additional cleanup not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company has initiated discussions with such other PRP and with NPS, and has engaged a technical consultant to evaluate the existing documentation and the site in depth. As of June 30, 2005, the Company had approximately $1.3 million accrued in connection with the potential remediation effort at the Orphan Mine site. In the event of remediation, the Company may incur charges in excess of that amount and/or may have its liability reduced to the extent that other PRPs are required to participate in the remediation effort. The Company will continue to evaluate its estimate to the extent additional information arises.

On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research, Inc., under a subcontract for a component being supplied to ITT under ITT’s prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims allege breach of contract and breach of duties of good faith and fair dealing and seek damages of no less than $1.8 million. The Company and ITT have agreed to conduct nonbinding mediation. On April 13, 2005, the District Court of Colorado granted the parties’ joint motion to stay the scheduling order until September 1, 2005 to allow for such mediation. The Company continues to believe that it has meritorious defenses and counterclaims and does not believe the action will have a material adverse effect on its financial position, results of operations or liquidity.

Related Party Transactions   The Company currently leases a building in Oakland, New Jersey, owned by LDR Realty Co., a partnership that was wholly owned in equal amounts by David E. Gross, DRS’s cofounder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS’s cofounder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, the Company’s current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21.2 thousand expires on April 30, 2007. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the three months ended June 30, 2005 and 2004. Fees paid

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

to Skadden, Arps, Slate, Meagher & Flom LLP for the three months ended June 30, 2005 and 2004 were not material.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provided legal services to DRS during the three months ended June 30, 2005. There were no fees paid to Kronish Lieb Weiner & Hellman LLP for the three months ended June 30, 2005 and 2004.

15. Guarantor and Non-Guarantor Financial Statements

As further discussed in Note 7, ‘‘Debt,’’ at June 30, 2005, the Company has $550.0 million of 6 7/8% Senior Subordinated Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2005 and March 31, 2005, the Condensed Consolidating Statements of Earnings for the three-month periods ended June 30, 2005 and 2004, and the Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2005 and 2004 for:

a)     DRS Technologies, Inc. (the Parent),

b)     the Guarantor Subsidiaries,

c)     the Non-guarantor Subsidiaries, and

d)     DRS Technologies, Inc. on a consolidated basis

The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-guarantor Subsidiaries.

The Guarantor and Non-guarantor Subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statement information for each of the Guarantor and Non-guarantor Subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$209,998	$(3,402)	$17,056	$—	$223,652
Accounts receivable, net	4	212,885	31,796	—	244,685
Inventories, net	—	181,893	39,554	—	221,447
Prepaid expenses and other current assets	6,712	39,692	2,394	—	48,798
Intercompany receivables	423,396	8,193	53,544	(485,133)	—
Total current assets	640,110	439,261	144,344	(485,133)	738,582
Property, plant and equipment, net	11,781	124,243	6,113	—	142,137
Acquired intangibles, net	—	105,478	—	—	105,478
Goodwill	24,093	805,095	22,348	—	851,536
Deferred income taxes and other noncurrent assets	28,914	4,015	2,000	(2,648)	32,281
Investment in subsidiaries	403,911	49,635	—	(453,546)	—
Total assets	$1,108,809	$1,527,727	$174,805	$(941,327)	$1,870,014
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,360	$246	$—	$—	$2,606
Accounts payable	4,220	100,049	19,273	—	123,542
Accrued expenses and other current liabilities	12,541	224,785	22,358	—	259,684
Intercompany payables	(36,001)	521,320	45,747	(531,066)	—
Total current liabilities	(16,880)	846,400	87,378	(531,066)	385,832
Long-term debt, excluding current installments	713,944	2,754	—	—	716,698
Other liabilities	9,233	55,808	14,227	(2,648)	76,620
Total liabilities	706,297	904,962	101,605	(533,714)	1,179,150
Total stockholders’ equity	402,512	622,765	73,200	(407,613)	690,864
Total liabilities and stockholders’ equity	$1,108,809	$1,527,727	$174,805	$(941,327)	$1,870,014

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$300,788	$(8,272)	$14,336	$—	$306,852
Accounts receivable, net	4	202,517	35,391	—	237,912
Inventories, net	—	165,036	43,105	—	208,141
Prepaid expenses and other current assets	4,645	35,180	2,309	—	42,134
Intercompany receivables	412,641	23,269	49,876	(485,786)	—
Total current assets	718,078	417,730	145,017	(485,786)	795,039
Property, plant and equipment, net	12,073	125,422	5,769	—	143,264
Acquired intangibles, net	—	100,030	—	—	100,030
Goodwill	24,093	768,303	23,011	—	815,407
Deferred income taxes and other noncurrent assets	30,068	3,803	1,679	(2,649)	32,901
Investment in subsidiaries	397,168	49,635	—	(446,803)	—
Total assets	$1,181,480	$1,464,923	$175,476	$(935,238)	$1,886,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,360	$292	$—	$—	$2,652
Accounts payable	3,146	85,922	22,154	—	111,222
Accrued expenses and other current liabilities	26,108	257,029	18,193	31	301,361
Intercompany payables	18,978	465,948	46,772	(531,698)	—
Total current liabilities	50,592	809,191	87,119	(531,667)	415,235
Long-term debt, excluding current installments	724,817	2,794	—	—	727,611
Other liabilities	8,967	51,916	14,131	(2,647)	72,367
Total liabilities	784,376	863,901	101,250	(534,314)	1,215,213
Total stockholders’ equity	397,104	601,022	74,226	(400,924)	671,428
Total liabilities and stockholders’ equity	$1,181,480	$1,464,923	$175,476	$(935,238)	$1,886,641

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$287,462	$55,604	$(4,607)	$338,459
Cost and expenses	218	255,227	52,563	(4,607)	303,401
Operating income	(218)	32,235	3,041	—	35,058
Interest income	1,774	38	65	—	1,877
Interest and related expense	12,169	38	4	—	12,211
Other (expense) income, net	36	7	(18)	—	25
Management fees	520	(480)	(40)	—	—
Royalties	523	—	(523)	—	—
Intercompany interest	6,254	(6,349)	95	—	—
Earnings before minority interest and income taxes	(3,280)	25,413	2,616	—	24,749
Minority interest	—	—	580	—	580
Earnings before income taxes	(3,280)	25,413	2,036	—	24,169
Income taxes	(1,378)	10,674	855	—	10,151
Net earnings	$(1,902)	$14,739	$1,181	$—	$14,018

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$251,165	$43,507	$(3,521)	$291,151
Cost and expenses	45	224,496	41,655	(3,545)	262,651
Operating income	(45)	26,669	1,852	24	28,500
Interest income	105	12	12	—	129
Interest and related expense	8,917	42	35	—	8,994
Other (expense) income, net	55	(302)	187	—	(60)
Management fees	413	(378)	(35)	—	—
Royalties	368	—	(368)	—	—
Intercompany interest	7,075	(6,760)	(315)	—	—
Earnings before minority interest and income taxes	(946)	19,199	1,298	24	19,575
Minority interest	—	—	397	—	397
Earnings before income taxes	(946)	19,199	901	24	19,178
Income taxes	(405)	8,216	386	10	8,207
Earnings from continuing operations	(541)	10,983	515	14	10,971
Earnings from discontinued operations, net of income taxes	—	800	—	—	800
Net earnings	$(541)	$11,783	$515	$14	$11,771

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(24,817)	$(1,003)	$11,274	$—	$(14,546)
Cash Flows from Investing Activities
Capital expenditures	(615)	(5,148)	(573)	—	(6,336)
Payments pursuant to business
combinations, net of cash acquired	(52,350)	—	—	—	(52,350)
Other investing activities	(191)	241	(256)	—	(206)
Net cash used in investing activities	(53,156)	(4,907)	(829)	—	(58,892)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(120)	—	—	—	(120)
Repayment of long-term debt	(10,591)	(83)	—	—	(10,674)
Proceeds from exercise of stock options	4,175	—	—	—	4,175
Dividends paid	(829)		—	—	(829)
Other, net	(3,466)	10,863	(7,397)	—	—
Net cash (used in) provided by financing activities	(12,817)	10,780	(7,397)	—	(9,434)
Effects of exchange rates on cash and cash equivalents	—	—	(328)	—	(328)
Net (decrease) increase in cash and cash equivalents	(90,790)	4,870	2,720	—	(83,200)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$209,998	$(3,402)	$17,056	$—	$223,652

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(20,605)	$37,935	$3,336	$—	$20,666
Net cash (used in) provided by operating activities of discontinued operations	—	4,210	—	—	4,210
Net cash (used in) provided by operating activities	(20,605)	42,145	3,336	—	24,876
Cash Flows from Investing Activities
Capital expenditures	(701)	(5,941)	(769)	—	(7,411)
Other investing activities	84	(10,540)	11,135	—	679
Net cash used in investing activities of continuing operations	(617)	(16,481)	10,366	—	(6,732)
Net cash used in investing activities of discontinued operations	—	(207)	—	—	(207)
Net cash used in investing activities	(617)	(16,688)	10,366	—	(6,939)
Cash Flows from Financing Activities
Net borrowings of short-term debt	—	1	388	—	389
Repayment of long-term debt	(10,590)	(172)	—	—	(10,762)
Proceeds from exercise of stock options	241	—	—	—	241
Other, net	39,424	(22,825)	(16,599)	—	—
Net cash provided by (used in) financing activities of continuing operations	29,075	(22,996)	(16,211)	—	(10,132)
Net cash provided by (used in) financing activities of discontinued operations	—	(8)	—	—	(8)
Net cash provided by (used in) financing activities	29,075	(23,004)	(16,211)	—	(10,140)
Effects of exchange rates on cash and cash equivalents	—	(1,266)	900	—	(366)
Net increase (decrease) in cash and cash equivalents	7,853	1,187	(1,609)	—	7,431
Cash and cash equivalents, beginning of period	55,342	(5,630)	7,078		56,790
Cash and cash equivalents, end of period	$63,195	$(4,443)	$5,469	$—	$64,221

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

16. Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal inventory costs, such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage), are required to be recognized as current period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS No. 151 are effective for the fiscal year beginning April 1, 2006. The Company currently is evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions’’ (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, ‘‘Accounting for Nonmonetary Transactions,’’ and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the quarter beginning on July 1, 2005. The Company currently is evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition, but does not expect SFAS No. 153 to have a material impact.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction in the period earned and not as a tax-rate reduction. As such, QPA has no impact on our deferred tax assets or liabilities existing as of the enactment date. The Company will recognize a reduction in its provision for income taxes for the QPA deduction in the period(s) in which the Company is eligible for the deduction. The Company has completed its preliminary evaluation of the net impact of the American Jobs Creation Act, and has determined that the benefit from the phase-in of the QPA deduction will slightly exceed the lost benefit from the phase-out of the ETI exclusion. The Company also determined that the other provisions included in the American Jobs Creation Act will not have a significant impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a discussion of business combination and disposal activity and a Company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under ‘‘Results of Continuing Operations.’’ We then provide an analysis of cash flows and discuss our financial commitments under ‘‘Liquidity and Capital Resources’’ and ‘‘Contractual Obligations,’’ respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained in our March 31, 2005 Form 10-K.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government priorities (including changes in priorities in response to the war on terrorism and to homeland security), as they may relate to our products and services; and other risks or uncertainties detailed in the Company’s Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Combinations and Disposals

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years.  In addition to the purchase price, we recorded approximately $0.4 million for acquisition-related costs. The results of Codem’s operations have been included our financial statements since the date of acquisition.

Codem located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules, and high-performance antenna control systems. As a supplier of SIGINT products, Codem focuses on solutions for communications and surveillance applications supporting the intelligence, military and homeland security markets. We believe that the addition of Codem will further enhance our existing intelligence product base. Codem is being managed as a part of our Command, Control, Communications, Computers and Intelligence (C4I) Group.

On June 27, 2005, we acquired WalkAbout Computer Systems (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. In addition to the purchase price we recorded approximately $0.3 million for acquisition-related costs. The results of WalkAbout have been included in our financial statements since the date of acquisition.

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout will enhance our position in the tactical computer systems business by broadening its product offerings. WalkAbout is being managed as part of our C4I Group.

On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of NVEC’s operations have been included in our financial statements since the date of the acquisition.

NVEC is a manufacturer and marketer of night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. The acquisition of NVEC has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, and has provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company’s Surveillance and Reconnaissance (SR) Group.

On March 10, 2005, we completed the sale of DRS Weather Systems, Inc. and DRS Broadcast Technology. We have restated our financial statements, related financial statement data and discussions in this MD&A to present the operating results of these operating units as discontinued operations. Both companies operated as a part of our C4I Group.

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

Our C4I Group is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, and secure voice and data communications; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment; and Tactical Systems, which includes battle management tactical computer systems and peripherals.

Our SR Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (night vision, combat identification and laser aimers/illuminator) products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

During the second quarter of fiscal 2005, DRS Data and Imaging Systems Ltd. was consolidated into our C4I Group’s DRS Tactical Systems Ltd. operating unit to achieve certain operating synergies. DRS Data and Imaging Systems Ltd. previously had been managed as a part of our SR Group. Prior-year balances and results of operations for both the C4I Group and SR Group have been restated to reflect this management reporting change.

The substantial majority of our sales are generated using written contractual arrangements. These contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided to us by our customers. Our primary ‘‘end-use’’ customer is the U.S. Department of Defense (DoD).

The markets for defense and related advanced technology systems for fiscal 2006 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan. The war on terrorism has focused greater attention on homeland security and better communication and interplay between local, state and federal government agencies and U.S. military services. Our nation’s overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, missile defense, and improved information systems capability and security.

DoD budgets have experienced increased focus on command, control, communications, computers intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a significant follow-on business and an attractive customer profile.

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

Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets, as well as our ability to increase non-acquisition related revenues. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. Our debt arrangements restricts our ability and the ability of our subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2005 Form 10-K. There were no significant changes in the Company’s critical accounting policies during the three months ended June 30, 2005. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes and other management estimates.

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

	Three Months Ended
	June 30,		Percent
	2005	2004	Change
	(in thousands)
Key performance metrics
Revenues	$338,459	$291,151	16.2%
Operating income	$35,058	$28,500	23.0%
Bookings	$520,504	$343,251	51.6%
Other significant financial metrics
Interest and related expenses	$12,211	$8,994	35.8%
Income taxes	$10,151	$8,207	23.7%
Significant liquidity metrics(A)
Free cash flow	$(20,882)	$13,255	(257.5)%
EBITDA	$44,920	$37,963	18.3%

(A)       See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three-Month Period Ended June 30, 2005, Compared with the Three-Month Period Ended June 30, 2004

Revenues and operating income   Consolidated revenues and operating income for the three month period ended June 30, 2005 increased $47.3 million and $6.6 million, respectively, to $338.5 million and $35.1 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by increased shipments of rugged computer systems, combat display workstations, and secure communications equipment. Also contributing to the overall increase in revenues was our December 14, 2004 acquisition of NVEC and our April 15, 2005 acquisition of Codem, which contributed incremental (current quarter over corresponding prior-year quarter) revenues of $20.8 million. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering volume and lower shipments of certain ground-based electro-optical targeting and fire control subsystems and surveillance receivers.

The growth in operating income in the first quarter of fiscal 2006, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and strong margins from certain rugged computer systems and secure communication equipment. The two acquired operating units, NVEC and Codem, contributed $4.7 million to operating income for the three-month period ended June 30, 2005.

Bookings   We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three months ended June 30, 2005 increased $177.3 million, versus the same period in the prior year, to $520.5 million. The primary drivers of the increase were stronger bookings for ground-based electro-optical sighting and targeting systems, ground-based vehicle diagnostic systems, combat display workstations and rugged computer systems. Our NVEC and Codem acquisitions also contributed combined bookings of $24.3 million.

Interest and related expenses   Increased $3.2 million for the three-month period ended June 30, 2005, as compared with the same period in the prior year, to $12.2 million. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three-month period ended June 30, 2005, as compared with the corresponding period in the prior-year, due to our December 23, 2004, issuance of  $200 million of 6 7/8% senior subordinated notes (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at June 30, 2005 and 2004.

Income taxes   The provision for income taxes from continuing operations for the three-month period ended June 30, 2005, reflects an estimated annual effective income tax rate of approximately 42.0%, as compared with 42.8% in the same period last year. Factors contributing to the decrease in our effective tax rate include the impact of certain non-deductible expenses and certain new tax deductions, and the expected improvement in profitability at C4I Group’s U.K. operation.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior-year period:

	Three Months Ended June 30,		Percent Changes
	2005	2004	2005 vs. 2004
	(in thousands, except for percentages)
C4I Group
Revenues	$190,491	$158,583	20.1%
Operating income	$19,488	$15,120	28.9%
Operating margin	10.2%	9.5%	7.3%
SR Group
Revenues	$147,968	$132,568	11.6%
Operating income	$15,788	$13,426	17.6%
Operating margin	10.7%	10.1%	5.9%
Other
Operating loss	$(218)	$(46)	(373.9)%

Three-Month Period Ended June 30, 2005, Compared with the Three-Month Period Ended June 30, 2004

C4I Group   Revenues increased $31.9 million, or 20.1%, to $190.5 million for the three-month period ended June 30, 2005, as compared with the corresponding prior-year period. Operating income increased $4.4 million, or 28.9%, to $19.5 million. The increase in revenue was largely attributable to increased shipments of rugged computer systems, combat display workstations, secure communications equipment and surveillance tuners, and a power conversion system for the U.S. Navy. Our April 15, 2005 acquisition of Codem contributed incremental revenues of $5.8 million to the three-month period ended June 30, 2005. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering volume and lower shipments of certain surveillance receivers.

The increase in operating income for the three-month period ended June 30, 2005, as compared to the corresponding period in the prior year, was primarily driven by the overall increase in revenues, as well as the $1.4 million incremental operating income contribution from our acquisition of Codem. Operating income for the three months ended June 30, 2004 was unfavorably impacted by $0.8 million in severance-related charges and $0.6 million of inventory write-offs on certain rugged computer programs.

SR Group   Revenues increased $15.4 million, or 11.6%, to $148.0 million for the three-month period ended June 30, 2005, as compared with the corresponding prior-year period. Operating income increased

$2.4 million, or 17.6%, to $15.8 million. The increase in revenues was primarily attributable to our December 14, 2004 acquisition of NVEC which contributed incremental revenues of $15.0 million. Revenues were also favorably impacted by increased shipments of unmanned threat simulation devices and flight range test and evaluation equipment, increased shipments of satellite-based focal plane arrays and certain vehicle modernization and diagnostics kits. Partially offsetting the overall increase in revenues were lower shipments of a certain ground-based electro-optical target acquisition and fire control subsystems.

The increase in operating income for the three-month period ended June 30, 2005, as compared with the corresponding period in the prior year, was primarily driven by our acquisition of NVEC, which contributed $3.3 million of operating income, as well as strong margins on a certain infrared assemblies and formation flying systems. The increase in operating income was partially offset by decreased margins on a mobile launch system. The corresponding period in the prior year was unfavorably impacted by a $1.0 million inventory write-down related to uncooled infrared projects.

Other   The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Results of Discontinued Operations

A consolidated summary of the operating results of the discontinued operations for the three-month period ended June 30, 2004 is as follows:

(in thousands)
Revenues	$9,578
Earnings before taxes	$1,293
Income tax expense	493
Earnings from discontinued operations	$800

Liquidity and Capital Resources

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(14,546)	$20,666
Net cash (used in) provided by operating activities	$(14,546)	$24,876
Net cash used in investing activities of continuing operations	$(58,892)	$(6,732)
Net cash used in investing activities	$(58,892)	$(6,939)
Net cash used in financing activities of continuing operations	$(9,434)	$(10,132)
Net cash used in financing activities	$(9,434)	$(10,140)

Operating activities   During the three months ended June 30, 2005, we used $14.5 million of operating cash flow, $39.4 million more than the $24.9 million of operating cash flow generated in the same period in the prior year. Earnings from continuing operations increased $3.0 million to $14.0 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $1.0 million over the corresponding prior fiscal period. These non-cash adjustments primarily consist of depreciation and amortization of fixed assets and acquired intangible assets, stock-based compensation, changes in deferred income taxes, non-cash adjustments to inventory reserves and provision for doubtful accounts, amortization and write-offs of deferred financing fees, which are recognized as a component of interest and related expenses, and minority interest. The primary drivers of the increase in these non-cash adjustments were the depreciation of fixed assets, related to increased capital investments in the current and prior periods, a net increase in inventory reserves and provision for doubtful accounts, and changes in deferred taxes.

Changes in assets and liabilities, net of effects from business combinations, used $40.7 million for the three months ended June 30, 2005. Accounts receivable and inventories used $2.5 million and $8.0 million of cash, respectively, for the three months ended June 30, 2005. Increased inventories in certain of our electro-optical infrared sighting and targeting businesses, power distribution control businesses and signal intelligence businesses were off-set, in part, by decreased inventories in certain of our combat display workstations and training and test systems. Accounts payable increased $10.5 million. Purchases required to build inventories exceeded related payments. Accrued expenses and other current liabilities used $30.3 million of cash during the quarter. The cash used by these accounts primarily resulted from interest payments on the 6 7/8% senior subordinated notes due 2013, certain compensation payments and the settlement of the Miltope litigation. Net liquidations in customer advances used $7.2 million in cash.

Investing activities   We paid $6.3 million for capital improvements during the three months ended June 30, 2005, as compared with $7.4 million in the corresponding prior-year period. We expect our capital expenditures to range between $35.0 million to $45.0 million in fiscal 2006, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations, net of cash acquired, totaled $52.4 million in connection with our acquisitions of Codem and Walkabout and included $6.7 million of additional consideration paid to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies L.P.)

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

Financing Activities   For the three months ended June 30, 2005, financing activities used $9.4 million in cash. Payments on long-term debt included $10.7 million of payments on our term loan, $10.0 million of which was paid at our discretion. Our discretionary term loan payments caused us to record a $0.2 million charge to interest and related expenses for the write-off of a portion of the related debt issuance costs. We repaid $2.0 million in advanced interest that we received in connection with the new notes issued on December 23, 2004 (see below). On June 30, 2005, we paid cash dividends of $0.8 million to stockholders of record as of June 15, 2005. These payments were partially offset by cash received from the exercise of stock options.

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes).  The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts our ability and the ability of our subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, ‘‘Guarantor and Non-guarantor Financial Statements’’ for additional disclosures.

On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November, 2013. The notes were offered as additional debt securities under the Indenture with identical terms and same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance. On May 1, 2005, the advanced interest of $2.0 million was repaid in conjunction with the semi-annual interest payments on the Notes.

The book value and fair value of the senior subordinated debt at June 30, 2005 was approximately $559.4 million and $569.3 million, respectively.

We have a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of June 30, 2005 and March 31, 2005, we had $156.9 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of our other subsidiaries’ assets and by a pledge of certain of our non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on our term loans was 5.1% as of June 30, 2005 (4.4% as of March 31, 2005), excluding the impact of the amortization of debt issuance costs. As of June 30, 2005, we had $142.3 million available under our revolving line of credit. There were no borrowings under our revolving line of credit as of June 30, 2005 and March 31, 2005.

From time to time, we enter into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of June 30, 2005, $37.4 million was contingently payable under letters of credit and bank guarantees. Approximately $3.8 million and $0.9 million in letters of credit and bank guarantees as of June 30, 2005 were issued outside of the Credit Facility and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit.

We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage as of June 30, 2005 and March 31, 2005 was $2.9 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

Based upon our anticipated level of future operations, we believe that our existing cash and cash equivalents balances and our cash generated from operating activities, together with available borrowings under our amended and restated facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest and principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

Free Cash Flow   Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the three months ended June 30, 2005 was a deficit of $20.9 million, or $34.2 million less than $13.3 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

EBITDA   Earnings from continuing operations before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three month period ended June 30, 2005 was $44.9 million, or $6.9 million greater than the $38.0 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations as set forth in the table below:

	As of June 30, 2005
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$709,870	$2,606	$5,133	$150,266	$551,865
Operating lease commitments	106,475	24,015	33,970	24,232	24,258
Acquisition earn-outs(A)	42,221	15,441	20,547	6,233	—
Purchase obligations(B)	25,145	20,722	4,423	—	—
Total contractual obligations	$883,711	$62,784	$64,073	$180,731	$576,123

(A)  Represents contingent purchase price payments or “earn-outs” for certain of our acquisitions that are contingent upon the receipt of post-acquisition revenues or orders at those acquired businesses. Any amount that we pay for the earn-outs will be reported as cash paid for acquisition of business within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

(B)   Includes amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services under firm government contracts for which we have full recourse under normal contract termination clauses.

We enter into standby letter-of-credit agreements and bank guarantees with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At June 30, 2005, we had contingent liabilities on outstanding letters of credit and bank guarantees as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$36,516	$24,006	$12,510	$—
Bank guarantees	$945	$901	$44	$—

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at June 30, 2005 was $1.49 billion, as compared with $1.3 billion at March 31, 2005. We booked $520.5 million in new orders for the three months ended June 30, 2005.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended June 30, 2005 and 2004 was $9.2 million and $8.3 million, respectively.

Use of Non-GAAP Financial Measures   Certain disclosures in this document include ‘‘non-GAAP (Generally Accepted Accounting Principles) financial measures.’’ A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets, Statements of Earnings, or Statements of Cash Flows of the Company. The components of EBITDA and a reconciliation of EBITDA and ‘‘free cash flow’’ with the most directly comparable GAAP measure follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Earning from continuing operations	$14,018	$10,971
Income taxes	10,151	8,207
Interest income	(1,877)	(129)
Interest and related expenses	12,211	8,994
Depreciation and amortization	10,417	9,920
EBITDA(a)	44,920	37,963
Income taxes	(10,151)	(8,207)
Interest income	1,877	129
Interest and related expenses	(12,211)	(8,994)
Deferred income taxes	(522)	(915)
Changes in assets and liabilities, net of effects from business combinations	(40,679)	(1,460)
Other, net	2,220	2,150
Net cash (used in) provided by operating activities	(14,546)	20,666
Capital expenditures	(6,336)	(7,411)
Free cash flow (deficit)(b)	$(20,882)	$13,255

(a)    We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash (used in) provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(b)   Free cash flow is defined as net cash provided by operating activities of continuing operations less capital expenditures. We disclose free cash flow (deficit) because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash (used in) provided by operating activities of continuing operations. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments, and it does not reflect cash flows of discontinued operations. Thus, key assumptions underlying free cash flow are that the Company will be able to refinance its existing debt when it matures with new debt and that the Company will be able to finance any new acquisitions it makes by raising new debt or equity capital. We also use free cash flow as a performance measure as a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

See Part II, Item 7A, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for a discussion of the Company’s exposure to market risks. There have been no significant changes in those risks since the filing of the above mentioned Annual Report.

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)   Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal actions and claims arising in the ordinary course of its business. In our opinion, we have adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2005 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity; however, such amounts, if any, could be significant to the results of operations of a reporting period.

On October 3, 2001, a lawsuit was filed by Miltope Corporation and IV Phoenix Group, Inc., against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs’ claims against DRS related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. On May 4, 2005, DRS entered into a settlement agreement, pursuant to which we agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded in the fourth quarter of fiscal 2005 to increase our accrual for the matter to $7.5 million as of March 31, 2005. The settlement payment was made on May 5, 2005.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease.  In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. The initial remediation estimate for the CERCLA related cleanup of the Operable Unit 1 (the upper mine area) site was $0.8 million and a second, independent evaluation estimated remediation costs at $1.0 million. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (CERCLA Letter) with regards to Operable Unit 1 (the upper mine area) of the Orphan Mine site. In our view, this CERCLA Letter included additional cleanup not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We have initiated discussions with such other PRP and with NPS, and have engaged a technical consultant to evaluate the existing documentation and the site in depth. As of June 30, 2005, we had approximately $1.3 million accrued in connection with the potential remediation effort at the Orphan Mine site. In the event of remediation, we may incur charges in excess of that amount and/or may have our liability reduced to the extent that other PRPs are required to participate in the remediation effort. We will continue to evaluate our estimate to the extent additional information arises.

On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleges DRS breached a subcontract between DRS and ITT and seeks damages in excess of $5.0 million. The claim generally relates to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT’s prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims allege breach of contract and breach of duties of good faith and fair dealing and seek damages of no less than $1.8 million. We and ITT have agreed to conduct nonbinding mediation. On April 13, 2005, the District Court of Colorado granted the parties’ joint motion to stay the scheduling order until September 1, 2005 to allow for such mediation. We continue to believe that we have meritorious defenses and counterclaims and do not believe the action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 6. Exhibits

(a)          Exhibits

Exhibit No.	Description
10.1*	Amendment No. 2 to the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan, Effective July 6, 2005.
10.2*	Form of Stock Option Agreement relating to options granted under the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan
10.3*	Form of Restricted Stock Agreement relating to restricted stock granted under the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan
10.4*	Form of Restricted Stock Option Agreement relating to restricted stock units granted under the DRS Technologies, Inc. 1996 Omnibus Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC. Registrant
Date: August 8, 2005	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider Chief Financial Officer