Form 10-Q
period 2005-09-30
DRS TECHNOLOGIES INC
filed 2005-11-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of November 4, 2005, 28,021,772 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$257,254	$306,852
Accounts receivable, net of allowance for doubtful accounts of $1,591 and $2,659 as of September 30, 2005 and March 31, 2005, respectively	238,474	237,912
Inventories, net	228,811	208,141
Prepaid expenses, deferred income taxes and other current assets	50,360	42,134
Total current assets	774,899	795,039
Property, plant and equipment, less accumulated depreciation of $118,064 and $101,335 at September 30, 2005 and March 31, 2005, respectively	144,062	143,264
Acquired intangible assets, net	101,953	100,030
Goodwill	819,565	815,407
Other noncurrent assets	31,489	32,901
Total assets	$1,871,968	$1,886,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,600	$2,652
Accounts payable	121,781	111,222
Accrued expenses and other current liabilities	260,188	301,361
Total current liabilities	384,569	415,235
Long-term debt, excluding current installments	705,775	727,611
Other liabilities	65,167	72,367
Total liabilities	1,155,511	1,215,213
Commitments and contingencies (Notes 2, 7 and 14)
Stockholders’ equity
Preferred stock, no par value. Authorized 2,000,000 shares; none issued at September 30, 2005 and March 31, 2005	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 28,019,156 and 27,472,495 shares at September 30, 2005 and March 31, 2005, respectively	280	275
Additional paid-in capital	486,862	467,027
Retained earnings	231,223	199,924
Accumulated other comprehensive earnings	6,952	6,198
Unamortized stock compensation	(8,860)	(1,996)
Total stockholders’ equity	716,457	671,428
Total liabilities and stockholders’ equity	$1,871,968	$1,886,641

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues	$361,930	$318,053	$700,389	$609,204
Costs and expenses	323,353	284,247	626,754	546,898
Operating income	38,577	33,806	73,635	62,306
Interest income	2,068	169	3,945	298
Interest and related expenses	12,290	9,006	24,501	18,000
Other expense, net	(337)	(91)	(312)	(151)
Earnings from continuing operations before minority interest and income taxes	28,018	24,878	52,767	44,453
Minority interest	502	528	1,082	925
Earnings from continuing operations before income taxes	27,516	24,350	51,685	43,528
Income taxes	8,562	10,347	18,713	18,554
Earnings from continuing operations	18,954	14,003	32,972	24,974
Earnings from discontinued operations, net of income taxes	—	398	—	1,198
Net earnings	$18,954	$14,401	$32,972	$26,172
Net earnings per share of common stock:
Basic earnings per share:
Earnings from continuing operations	$0.68	$0.52	$1.20	$0.92
Earnings from discontinued operations, net of income taxes	$—	$0.01	$—	$0.04
Net earnings	$0.68	$0.53	$1.20	$0.97
Diluted earnings per share:
Earnings from continuing operations	$0.66	$0.50	$1.15	$0.90
Earnings from discontinued operations, net of income taxes	$—	$0.01	$—	$0.04
Net earnings	$0.66	$0.52	$1.15	$0.95
Dividends per common share	$0.03	$—	$0.06	$—

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Earnings from continuing operations	$32,972	$24,974
Adjustments to reconcile earnings from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	20,941	20,647
Stock-based compensation	1,104	632
Deferred income taxes	(498)	(382)
Inventory reserve and provision for doubtful accounts	1,455	891
Amortization and write-off of deferred financing fees	1,904	1,813
Other, net	(749)	770
Changes in assets and liabilities, net of effects from business combinations:
Decrease in accounts receivable	4,523	31,104
(Increase) decrease in inventories	(15,720)	3,412
Increase in prepaid expenses and other current assets	(480)	(501)
Increase (decrease) in accounts payable	8,653	(1,459)
Decrease in accrued expenses and other current liabilities	(23,553)	(14,066)
Increase (decrease) in customer advances	4,054	(16,950)
Decrease in pension and postretirement benefit liabilities	(228)	(3,050)
Other, net	611	740
Net cash provided by operating activities of continuing operations	34,989	48,575
Net cash provided by operating activities of discontinued operations	—	1,975
Net cash provided by operating activities	34,989	50,550
Cash Flows from Investing Activities
Capital expenditures	(16,254)	(13,580)
Payments pursuant to business combinations, net of cash acquired	(52,549)	(3,118)
Disposition of property, plant and equipment	909	825
Other, net	(69)	220
Net cash used in investing activities of continuing operations	(67,963)	(15,653)
Net cash used in investing activities of discontinued operations	—	(358)
Net cash used in investing activities	(67,963)	(16,011)
Cash Flows from Financing Activities
Net borrowings of short-term debt	—	(82)
Return of advanced interest on senior subordinated notes	(1,986)	—
Debt issuance costs	(191)	—
Repayment of long-term debt	(21,355)	(21,508)
Proceeds from stock option exercises	7,737	1,674
Dividends paid	(1,664)	—
Other, net	—	150
Net cash used in financing activities of continuing operations	(17,459)	(19,766)
Net cash used in financing activities of discontinued operations	—	(14)
Net cash used in financing activities	(17,459)	(19,780)
Effect of exchange rates on cash and cash equivalents	835	359
Net (decrease) increase in cash and cash equivalents	(49,598)	15,118
Cash and cash equivalents, beginning of period	306,852	56,790
Cash and cash equivalents, end of period	$257,254	$71,908

See accompanying Notes to the Consolidated Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2005, the results of its operations for the three- and six-month periods ended September 30, 2005 and 2004, and its cash flows for the six-month periods ended September 30, 2005 and 2004. The results of operations for the three- and six-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2005, included in the Company’s filing on Form 10-K for the year ended March 31, 2005.

Proposed Acquisition

On September 21, 2005, DRS and Engineered Support Systems, Inc. (ESSI) entered into a merger agreement pursuant to which ESSI will merge with and into a wholly-owned subsidiary of DRS, in a transaction to be accounted for using the purchase method of accounting. The purchase price will approximate $1.9 billion, including merger-related expenses. In addition to the purchase price, DRS will refinance approximately $86.0 million of ESSI debt at closing of the merger.

The purchase price will be $43.00 per share of ESSI common stock, which will be comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90, provided that the average closing sale price per share of DRS common stock for a certain period prior to the completion of the merger is less than $57.20 per share but greater than $46.80 per share. A collar provides that the exchange ratio will not exceed 0.2756 of a share nor be less than 0.2255 of a share of DRS common stock. The equity consideration in the merger will not be less than 9.9 million shares and not greater than 12.1 million shares of DRS common stock, or an aggregate of approximately $566.4 million based upon the assumption that the average price of DRS common stock during the measurement period is not less than $46.80 per share and not greater than $57.20 per share. The number of shares of DRS common stock and the value of such shares will not be determined until the second complete trading day before the closing; therefore, the final purchase price may be greater than or less than $1.9 billion. The merger agreement provides that at the time of the completion of the merger, all unexercised options to acquire ESSI common stock will be cancelled in exchange for the same consideration paid to ESSI shareholders, reduced by the applicable exercise price.

DRS expects to finance the cash portion of the acquisition by utilizing existing excess cash on hand and through a combination of bank borrowings and the issuance of debt securities.

The transaction is expected to close in the fourth quarter of fiscal 2006 and is subject to customary regulatory approvals and other closing conditions, including approval by DRS’s and ESSI’s stockholders at respective special stockholder meetings.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications.

Discontinued Operations

On March 10, 2005, the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with the Company’s fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather’s and DRS Broadcast’s results of operations for the three- and six-month periods ended September 30, 2004 are included in the Consolidated Statement of Earnings as “Earnings from discontinued operations.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the six months ended September 30, 2004. All corresponding footnotes reflect the discontinued operations presentation.

A summary of the results of discontinued operations for the three- and six-month periods ended September 30, 2004 follows:

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
	(in thousands)
Revenues	$9,969	$19,547
Earnings before taxes	$697	$1,990
Income tax expense	299	792
Earnings from discontinued operations	$398	$1,198

2.   Acquisitions

On April 15, 2005, DRS acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, the Company recorded approximately $0.4 million for acquisition-related costs. The results of Codem’s operations have been included in the Company’s financial statements since the date of acquisition.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. As a supplier of SIGINT products, Codem focuses on solutions for communications and surveillance applications supporting the intelligence, military and homeland security markets. Management believes that the addition of Codem has enhanced DRS’s existing intelligence product base. Codem is being managed as a part of the Company’s Command, Control, Communications, Computers and Intelligence (C4I) Group.

The Company is in the process of reviewing a third-party valuation of certain Codem acquired assets (including acquired intangible assets), as well as performing its own internal assessment of certain other acquired assets and liabilities; thus, the preliminary allocation of the purchase price may change. Based on

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

preliminary purchase price allocations, the Company has estimated goodwill to be $26.4 million, which has been allocated to the C4I Group, and acquired intangible assets to be $6.1 million. Acquired intangible assets of $1.9 million and $4.2 million were allocated to technology-based and customer-related intangibles, respectively, which have a weighted average useful life of 9 years. The Company expects to complete its purchase price allocation in the third quarter of fiscal 2006.

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

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. Management believes that the acquisition of WalkAbout has enhanced DRS’s position in the tactical computer systems business by broadening its product offerings. WalkAbout is being managed as part of the Company’s C4I Group.

The Company is in the process of obtaining a third-party valuation of certain WalkAbout acquired assets (including acquired intangible assets), as well as performing its own internal assessment of certain other acquired assets and liabilities; thus, the preliminary allocation of the purchase price will change, and such change could be significant. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $12.1 million and has allocated the goodwill to the C4I Group. No amounts have been allocated to acquired intangible assets pending receipt of the third-party valuation. The Company expects to complete its purchase price allocation in the third quarter of fiscal 2006.

Unaudited pro forma financial information for the Codem and WalkAbout transactions discussed above is not presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

During the six-month period ended September 30, 2005, the Company paid $6.7 million in consideration to satisfy an earn-out obligation on its acquisition of DKD, Inc. (now operating as a component of Infrared Technologies L.P.). The earn-out was recorded as an increase to goodwill during the fourth quarter of fiscal 2005, when it became certain a payment would be made.

3.   Stock-Based Compensation

The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of the grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Compensation cost for restricted stock is recorded based on the quoted market price of DRS common stock on the date of grant.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.” Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company had granted to its employees and directors.

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per-share data)
Net earnings, as reported	$18,954	$14,401	$32,972	$26,172
Add: Stock-based compensation expense included in reported net earnings, net of taxes	519	180	667	376
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(2,832)	(1,235)	(4,259)	(2,471)
Pro forma net earnings	$16,641	$13,346	$29,380	$24,077
Earnings per share:
Basic—as reported	$0.68	$0.53	$1.20	$0.97
Basic—pro forma	$0.60	$0.49	$1.07	$0.89
Diluted—as reported	$0.66	$0.52	$1.15	$0.95
Diluted—pro forma	$0.58	$0.49	$1.03	$0.89

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of regulation S-X regarding the compliance date for SFAS No. 123R. The SEC Release amends the effective date for compliance with SFAS No. 123R to the beginning of the first fiscal year following June 15, 2005, which is the fiscal year beginning on April 1, 2006 for DRS. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS No. 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS No. 123R. The Company currently is assessing the guidance provided in SAB 107 in connection with its implementation of SFAS No. 123R.

4.   Inventories

Inventories are summarized as follows:

	September 30,	March 31,
	2005	2005
	(in thousands)
Work-in-process	$269,348	$211,914
General and administrative costs	50,813	47,365
Raw material and finished goods	45,244	33,127
	365,405	292,406
Less: Progress payments and certain customer advances	128,830	75,541
Inventory reserve	7,764	8,724
Total	$228,811	$208,141

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Balance beginning of period	$47,509	$40,081	$47,365	$37,854
Add: Incurred costs	52,095	45,528	105,273	99,337
Less: Amounts included in costs and expenses	(48,791)	(42,304)	(101,825)	(93,886)
Balance in inventory at September 30,	$50,813	$43,305	$50,813	$43,305

Total expenditures for IRAD amounted to approximately $11.5 million and $8.6 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $20.7 million and $16.9 million, respectively, for the six-month periods then ended.

5.   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of September 30, 2005 and March 31, 2005. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(in thousands)
As of September 30, 2005
Technology-based intangibles	18 years	$47,861	$(12,623)	$35,238
Customer-related intangibles	17 years	79,797	(13,082)	66,715
Total		$127,658	$(25,705)	$101,953
As of March 31, 2005
Technology-based intangibles	19 years	$45,961	$(11,172)	$34,789
Customer-related intangibles	17 years	75,590	(10,349)	65,241
Total		$121,551	$(21,521)	$100,030

The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2005 and 2004 was $2.1 million and $1.7 million, respectively, and for the six-month periods ended September 30, 2005 and 2004 was $4.2 million and $3.3 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at September 30, 2005, is estimated to be $8.4 million for fiscal 2006, $8.5 million per year for fiscal 2007 through fiscal 2009, $8.3 million for fiscal 2010 and $7.7 million for fiscal 2011.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2005 to September 30, 2005.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2005	$447,631	$367,776	$815,407
Codem acquisition	26,368	—	26,368
WalkAbout acquisition	12,083	—	12,083
Tax adjustments related to prior acquisitions(A)	(9,460)	(24,219)	(33,679)
Expiration of unexercised contract options relating to the IDT acquisition	—	(566)	(566)
Foreign currency translation adjustment	(48)	—	(48)
Balance as of September 30, 2005	$476,574	$342,991	$819,565

(A)  The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States, and faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. In the second quarter of fiscal 2006, the Company’s income tax provision was reduced by $3.0 million predominately due to the resolution of the IRS’s examination of the 1999-2001 tax years. Also in connection with the resolution of the 1999-2001 tax audits, the Company adjusted certain acquired deferred tax assets and liabilities and certain other pre-acquisition related tax amounts, totaling $33.7 million, with a corresponding net decrease to goodwill.

6.   Product Warranties

Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the six months ended September 30, 2005 and 2004, which are included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2005	2004
	(in thousands)
Balance as of March 31,	$21,839	$23,279
Acquisitions during the period	2,661	—
Accruals for product warranties issued during the period	4,593	3,753
Settlements made during the period	(5,273)	(6,344)
Other	46	1,981
Balance as of September 30,	$23,866	$22,669

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

7.   Debt

	September 30, 2005	March 31, 2005
	(in thousands)
Senior subordinated notes, including bond premium of $9,151 and $9,716 at September 30, 2005 and March 31, 2005, respectively	$559,151	$559,716
Term loan	146,280	167,460
Other obligations	2,944	3,087
	708,375	730,263
Less:
Current installments of long-term debt	2,600	2,652
Total long-term debt	$705,775	$727,611

October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts the Company’s ability and the ability of its subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements” for additional disclosures.

On December 23, 2004, the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November 1, 2013. The notes were offered as additional debt securities under the Indenture with identical terms and the same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance. On May 1, 2005, the advanced interest of $2.0 million was repaid in conjunction with the semi-annual interest payments on the Notes.

The book value and fair value of the senior subordinated debt at September 30, 2005 was approximately $559.2 million and $533.5 million, respectively.

The Company has a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and has the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of September 30, 2005 and March 31, 2005, the Company had $146.3 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company’s subsidiary guarantors and certain of DRS’s other subsidiaries’ assets and by a pledge of certain of the Company’s non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

on the Company’s term loans was 5.62% as of September 30, 2005 (4.4% as of March 31, 2005), excluding the impact of the amortization of debt issuance costs. As of September 30, 2005, the Company had $139.9 million available under its revolving line of credit. There were no borrowings under the Company’s revolving line of credit as of September 30, 2005 and March 31, 2005.

During the six months ended September 30, 2005, the Company repaid $20.0 million of its term loan, at its discretion, and recorded a $0.4 million charge to interest and related expenses in the third quarter of fiscal 2006 for the related write-off of a portion of the debt issuance costs. On October 28, 2005, the Company prepaid an additional $10.0 million of its term loan, at its discretion, and will recognize a $0.2 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs.

From time to time, the Company enters into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of September 30, 2005, an aggregate of $36.3 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, as of September 30, 2005 were issued outside of the Credit Facility and by a bank agreement for the Company’s U.K. subsidiary, respectively, that are not considered when determining the availability under the Company’s revolving line of credit.

The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage as of September 30, 2005 and March 31, 2005 was $2.9 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

Accrued interest expense at September 30, 2005 and March 31, 2005 was approximately $16.5 million.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per-share data)
Basic EPS computation
Earnings from continuing operations	$18,954	$14,003	$32,972	$24,974
Earnings from discontinued operations, net of income taxes	$—	$398	$—	$1,198
Net earnings	$18,954	$14,401	$32,972	$26,172
Weighted average common shares outstanding	27,676	27,071	27,578	27,004
Basic earnings per share
Earnings from continuing operations	$0.68	$0.52	$1.20	$0.92
Earnings from discontinued operations, net of income taxes	$—	$0.01	$—	$0.04
Net earnings	$0.68	$0.53	$1.20	$0.97
Diluted EPS computation
Earnings from continuing operations	$18,954	$14,003	$32,972	$24,974
Earnings from discontinued operations, net of income taxes	$—	$398	$—	$1,198
Net earnings	$18,954	$14,401	$32,972	$26,172
Diluted common shares outstanding:
Weighted average common shares outstanding	27,676	27,071	27,578	27,004
Stock options and restricted stock	1,041	710	982	617
Diluted common shares outstanding	28,717	27,781	28,560	27,621
Diluted earnings per share
Earnings from continuing operations	$0.66	$0.50	$1.15	$0.90
Earnings from discontinued operations, net of income taxes	$—	$0.01	$—	$0.04
Net earnings	$0.66	$0.52	$1.15	$0.95

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

At September 30, 2005 and 2004, there were 22,500 options and 51,000 options outstanding, respectively, that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS.

9.   Comprehensive earnings

The components of comprehensive earnings for the three- and six-month periods ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net earnings	$18,954	$14,401	$32,972	$26,172
Other comprehensive earnings:
Foreign currency translation adjustments	2,157	1,958	845	862
Unrealized net (losses) gains on hedging instruments arising during the period, net of income tax	—	(682)	—	602
Amortization of unrealized gain on terminated hedging instrument, net of income taxes	(46)	—	(92)	—
Comprehensive earnings	$21,065	$15,677	$33,725	$27,636

10.   Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three- and six-month periods ended September 30, 2005 and 2004. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2005.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$988	$961	$150	$134	$136	$104
Interest cost	1,511	1,455	241	238	279	241
Expected return on plan assets	(1,769)	(1,600)	(42)	(23)	—	—
Amortization of unrecognized loss (gain)	43	32	(2)	23	42	1
Amortization of transition obligation	—	—	27	9	—	—
Amortization of unrecognized prior-service cost	2	1	—	—	194	194
Net periodic benefit cost	$775	$849	$374	$381	$651	$540

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$1,976	$1,922	$299	$268	$272	$208
Interest cost	3,021	2,910	482	476	558	482
Expected return on plan assets	(3,539)	(3,200)	(84)	(46)	—	—
Amortization of unrecognized loss (gain)	86	64	(5)	46	84	2
Amortization of transition obligation	—	—	54	18	—	—
Amortization of unrecognized prior-service cost	5	2	—	—	389	388
Net periodic benefit cost	$1,549	$1,698	$746	$762	$1,303	$1,080

The Company expects to contribute $4.1 million and $1.8 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2006, of which $1.7 million and $0.9 million, were contributed during the six-month period ended September 30, 2005.

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

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders, image intensification night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company. Information about the Company’s operating segments for the three- and six-month periods ended September 30, 2005 and 2004 is as follows:

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended September 30, 2005
Total revenues	$194,849	$167,757	$—	$362,606
Intersegment revenues	(429)	(247)	—	(676)
External revenues	$194,420	$167,510	$—	$361,930
Operating income (loss)	$19,719	$21,077	$(2,219)	$38,577
Total assets	$854,658	$715,899	$301,411	$1,871,968
Depreciation and amortization	$3,656	$5,916	$952	$10,524
Capital expenditures	$3,570	$4,692	$1,656	$9,918
Three Months Ended September 30, 2004
Total revenues	$168,672	$152,264	$—	$320,936
Intersegment revenues	(547)	(2,336)	—	(2,883)
External revenues	$168,125	$149,928	$—	$318,053
Operating income (loss)	$17,557	$16,289	$(40)	$33,806
Assets of continuing operations	$757,106	$679,843	$87,653	$1,524,602
Depreciation and amortization	$3,604	$6,461	$662	$10,727
Capital expenditures	$1,805	$3,812	$552	$6,169
Six Months Ended September 30, 2005
Total revenues	$385,878	$316,281	$—	$702,159
Intersegment revenues	(968)	(802)	—	(1,770)
External revenues	$384,910	$315,479	$—	$700,389
Operating income (loss)	$39,207	$36,865	$(2,437)	$73,635
Total assets	$854,658	$715,899	$301,411	$1,871,968
Depreciation and amortization	$7,092	$11,990	$1,859	$20,941
Capital expenditures	$5,873	$8,110	$2,271	$16,254
Six Months Ended September 30, 2004
Total revenues	$327,618	$286,886	$—	$614,504
Intersegment revenues	(910)	(4,390)	—	(5,300)
External revenues	$326,708	$282,496	$—	$609,204
Operating income (loss)	$32,677	$29,715	$(86)	$62,306
Assets of continuing operations	$757,106	$679,843	$87,653	$1,524,602
Depreciation and amortization	$6,446	$12,885	$1,316	$20,647
Capital expenditures	$3,960	$8,367	$1,253	$13,580

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The table below provides a reconciliation of total consolidated assets to total assets of continuing operations presented above:

September 30, 2004
(in thousands)
Assets of continuing operations	$1,524,602
Assets of discontinued operations	41,657
Total assets	$1,566,259

12.   Supplemental Cash Flow Information

	Six Months Ended September 30,
	2005		2004
	(in thousands)
Cash paid for:
Income taxes	$20,742		$6,020
Interest	$21,411	*	$16,024
Supplemental disclosure of non-cash investing and financing activities:
Acquisition costs for business combinations, net	$202		$—

*                    Excludes the advanced interest of $2.0 million that was repaid on May 1, 2005 in conjunction with the semi-annual interest payments on the notes. See Note 7, “Debt.”

13.   Cash Dividends on DRS Common Stock

On August 4, 2005, the Board of Directors declared a $0.03 per common share cash dividend, which was paid on September 30, 2005 to stockholders of record as of September 15, 2005. Cash dividends paid in the first and second quarter’s of fiscal 2006 were $0.8 million and $0.8 million, respectively. On November 3, 2005, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 30, 2005 to stockholders of record as of December 15, 2005.

14.   Contingencies and Related Party Transactions

Contingencies   The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company’s opinion, the Company has adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company has recorded accruals totaling $4.7 million and $10.2 million at September 30, 2005 and March 31, 2005, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at September 30, 2005 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

Legal and Environmental

On October 3, 2001, a lawsuit was filed by Miltope Corporation and IV Phoenix Group, Inc., against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs’ claims against DRS related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by the Company. On May 4, 2005, DRS entered into a settlement agreement, pursuant to which the Company agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded during fiscal 2005 to increase the Company’s accrual for the matter to $7.5 million as of March 31, 2005. The settlement payment was made on May 5, 2005.

In July 2000, prior to its acquisition by IDT and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Subsequent to the Company’s acquisition of IDT, the Orphan Mine site was added to the National Priority List of contaminated sites. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination.

A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government, and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (the CERCLA Letter) with regard to Operable Unit 1 (the upper mine area) of the Orphan Mine site. In the Company’s view, this Work Plan included additional cleanup not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a “good faith offer” to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company initiated discussions with such other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, such

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

technical consultant submitted to the NPS, on behalf of the Company and such other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine Site. It is anticipated that the PRPs and NPS will engage in discussions regarding the merits of this EE/CA prior to the end of calendar year 2005. The potential liability can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties.

On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleged DRS breached a subcontract between DRS and ITT and sought damages in excess of $5.0 million. The claim generally related to the performance by DRS and its predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT’s prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims alleged breach of contract and breach of duties of good faith and fair dealing, and sought damages of no less than $1.8 million. The Company and ITT agreed to conduct nonbinding mediation, as a result of which the case was settled on August 31, 2005 with the execution of mutual releases and no damages due to either party.

Proposed Merger with ESSI

Under the terms of the acquisition agreement between ESSI and the Company, the Company is obligated to pay, under certain circumstances, $20.0 million in liquidated damages to ESSI in the event that the acquisition is terminated due to the Company’s failure to obtain financing.

Related Party Transactions   The Company currently leases a building in Oakland, New Jersey, owned by LDR Realty Co., a partnership that was wholly owned in equal amounts by David E. Gross, DRS’s cofounder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS’s cofounder, the former Chairman of the Board, Chief Executive Officer, and Secretary and the father of Mark S. Newman, the Company’s current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21.2 thousand expires on April 30, 2007. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the six months ended September 30, 2005 and 2004. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the six months ended September 30, 2005 and 2004 were $0.8 million and $0.3 million, respectively.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provided legal services to DRS during the six months ended September 30, 2005. The fees paid to Kronish Lieb Weiner & Hellman LLP were $0.2 million for the six months ended September 30, 2005.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

15.   Guarantor and Non-Guarantor Financial Statements

As further discussed in Note 7, “Debt,” at September 30, 2005, the Company has $550.0 million of 6 7/8% Senior Subordinated Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets, as of September 30, 2005 and March 31, 2005, the Condensed Consolidating Statements of Earnings for the three- and six-month periods ended September 30, 2005 and 2004, and the Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2005 and 2004 for:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$234,531	$(842)	$23,565	$—	$257,254
Accounts receivable, net	4	209,713	28,757	—	238,474
Inventories, net	—	189,030	39,795	(14)	228,811
Prepaid expenses and other current assets	5,284	45,854	1,597	(2,375)	50,360
Intercompany receivables	443,071	—	23,926	(466,997)	—
Total current assets	682,890	443,755	117,640	(469,386)	774,899
Property, plant and equipment, net	12,485	125,249	6,328	—	144,062
Acquired intangibles, net	—	101,953	—	—	101,953
Goodwill	23,926	772,509	23,130	—	819,565
Deferred income taxes and other noncurrent assets	28,953	4,640	2,311	(4,415)	31,489
Investment in subsidiaries	403,911	49,635	—	(453,546)	—
Total assets	$1,152,165	$1,497,741	$149,409	$(927,347)	$1,871,968
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,360	$240	$—	$—	$2,600
Accounts payable	3,702	97,008	21,071	—	121,781
Accrued expenses and other current liabilities	28,574	212,927	21,073	(2,386)	260,188
Intercompany payables	—	495,757	16,987	(512,744)	—
Total current liabilities	34,636	805,932	59,131	(515,130)	384,569
Long-term debt, excluding current installments	703,071	2,704	—	—	705,775
Other liabilities	10,433	46,789	12,361	(4,416)	65,167
Total liabilities	748,140	855,425	71,492	(519,546)	1,155,511
Total stockholders’ equity	404,025	642,316	77,917	(407,801)	716,457
Total liabilities and stockholders’ equity	$1,152,165	$1,497,741	$149,409	$(927,347)	$1,871,968

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$314,654	$52,482	$(5,206)	$361,930
Cost and expenses	2,218	278,548	47,779	(5,192)	323,353
Operating income	(2,218)	36,106	4,703	(14)	38,577
Interest income	1,970	19	79	—	2,068
Interest and related expense	12,248	45	(3)	—	12,290
Other income (expense), net	32	57	(426)	—	(337)
Management fees	533	(492)	(41)	—	—
Royalties	507	—	(507)	—	—
Intercompany interest	7,070	(7,306)	236	—	—
Earnings before minority interest and income taxes	(4,354)	28,339	4,047	(14)	28,018
Minority interest	—	—	502	—	502
Earnings before income taxes	(4,354)	28,339	3,545	(14)	27,516
Income taxes	(1,386)	8,788	1,165	(5)	8,562
Net earnings	$(2,968)	$19,551	$2,380	$(9)	$18,954

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$268,562	$54,612	$(5,121)	$318,053
Cost and expenses	38	236,057	53,330	(5,178)	284,247
Operating income	(38)	32,505	1,282	57	33,806
Interest income	168	(12)	13	—	169
Interest and related expense	8,943	17	46	—	9,006
Other income (expense), net	40	344	(475)	—	(91)
Management fees	422	(388)	(34)	—	—
Royalties	424	—	(424)	—	—
Intercompany interest	7,283	(7,235)	(48)	—	—
Earnings before minority interest and income taxes	(644)	25,197	268	57	24,878
Minority interest	—	—	528	—	528
Earnings before income taxes	(644)	25,197	(260)	57	24,350
Income taxes	(272)	10,705	(112)	26	10,347
Earnings from continuing operations	(372)	14,492	(148)	31	14,003
Earnings from discontinued operations, net of income taxes	—	398	—	—	398
Net earnings	$(372)	$14,890	$(148)	$31	$14,401

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$602,116	$108,086	$(9,813)	$700,389
Cost and expenses	2,436	533,775	100,342	(9,799)	626,754
Operating income	(2,436)	68,341	7,744	(14)	73,635
Interest income	3,744	57	144	—	3,945
Interest and related expense	24,417	83	1	—	24,501
Other income (expense), net	68	64	(444)	—	(312)
Management fees	1,053	(972)	(81)	—	—
Royalties	1,030	—	(1,030)	—	—
Intercompany interest	13,324	(13,655)	331	—	—
Earnings before minority interest and income taxes	(7,634)	53,752	6,663	(14)	52,767
Minority interest	—	—	1,082	—	1,082
Earnings before income taxes	(7,634)	53,752	5,581	(14)	51,685
Income taxes	(2,764)	19,462	2,020	(5)	18,713
Net earnings	$(4,870)	$34,290	$3,561	$(9)	$32,972

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$519,727	$98,119	$(8,642)	$609,204
Cost and expenses	83	460,553	94,985	(8,723)	546,898
Operating income	(83)	59,174	3,134	81	62,306
Interest income	273	—	25	—	298
Interest and related expense	17,860	59	81	—	18,000
Other income (expense), net	95	42	(288)	—	(151)
Management fees	835	(766)	(69)	—	—
Royalties	792	—	(792)	—	—
Intercompany interest	14,358	(13,995)	(363)	—	—
Earnings before minority interest and income taxes	(1,590)	44,396	1,566	81	44,453
Minority interest	—	—	925	—	925
Earnings before income taxes	(1,590)	44,396	641	81	43,528
Income taxes	(677)	18,921	274	36	18,554
Earnings from continuing operations	(913)	25,475	367	45	24,974
Earnings from discontinued operations, net of income taxes	—	1,198	—	—	1,198
Net earnings	$(913)	$26,673	$367	$45	$26,172

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22,989)	$41,440	$16,538	$—	$34,989
Cash Flows from Investing Activities
Capital expenditures	(2,271)	(12,773)	(1,210)	—	(16,254)
Payments pursuant to business combinations, net of cash acquired	(52,549)	—	—	—	(52,549)
Dispositions of property, plant & equipment	—	—	909	—	909
Other investing activities	(308)	494	(255)	—	(69)
Net cash used in investing activities	(55,128)	(12,279)	(556)	—	(67,963)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(191)	—	—	—	(191)
Repayments of long-term debt	(21,181)	(174)	—	—	(21,355)
Proceeds from exercise of stock options	7,737	—	—	—	7,737
Dividends paid	(1,664)	—	—	—	(1,664)
Parent company	29,145	(21,557)	(7,588)	—	—
Net cash provided by (used in) financing activities	11,860	(21,731)	(7,588)	—	(17,459)
Effects of exchange rates on cash and cash equivalents	—	—	835	—	835
Net (decrease) increase in cash and cash equivalents	(66,257)	7,430	9,229	—	(49,598)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$234,531	$(842)	$23,565	$—	$257,254

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(24,956)	$69,126	$4,405	$—	$48,575
Net cash (used in) provided by operating activities of discontinued operations	—	1,975	—	—	1,975
Net cash (used in) provided by operating activities	(24,956)	71,101	4,405	—	50,550
Cash Flows from Investing Activities
Capital expenditures	(1,253)	(11,299)	(1,028)	—	(13,580)
Payments pursuant to business combinations, net of cash acquired	(3,118)	—	—	—	(3,118)
Other investing activities	37	971	37	—	1,045
Net cash used in investing activities of continuing operations	(4,334)	(10,328)	(991)	—	(15,653)
Net cash used in investing activities of discontinued operations	—	(358)	—	—	(358)
Net cash used in investing activities	(4,334)	(10,686)	(991)	—	(16,011)
Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(82)	—	(82)
Repayment of long-term debt	(21,180)	(328)	—	—	(21,508)
Proceeds from exercise of stock options	1,674	—	—	—	1,674
Other, net	51,615	(52,199)	734	—	150
Net cash provided by (used in) financing activities of continuing operations	32,109	(52,527)	652	—	(19,766)
Net cash provided by (used in) financing activities of discontinued operations		(14)	—	—	(14)
Net cash provided by (used in) financing activities	32,109	(52,541)	652	—	(19,780)
Effects of exchange rates on cash and cash equivalents	—	—	359	—	359
Net increase in cash and cash equivalents	2,819	7,874	4,425	—	15,118
Cash and cash equivalents, beginning of period	55,342	(5,630)	7,078		56,790
Cash and cash equivalents, end of period	$58,161	$2,244	$11,503	$—	$71,908

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 beginning on July 1, 2005 and its adoption had no impact on its consolidated results of operations and financial condition.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries, and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a discussion of business combination and disposal activity and a Company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Continuing Operations.” We then provide an analysis of cash flows and discuss our financial commitments under “Liquidity and Capital Resources” and “Contractual Obligations,” respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained in our March 31, 2005 Form 10-K.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government priorities (including changes in priorities in response to the war on terrorism and to homeland security), as they may relate to our products and services; and other risks or uncertainties detailed in the Company’s Securities and Exchange Commission filings. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Combinations and Disposals

On September 21, 2005, DRS and Engineered Support Systems, Inc. (ESSI) entered into a merger agreement pursuant to which ESSI will merge with and into a wholly-owned subsidiary of ours, (the merger), in a transaction to be accounted for using the purchase method of accounting. The purchase price will approximate $1.9 billion, including merger-related expenses. In addition to the purchase price, we will refinance approximately $86.0 million of ESSI debt at closing of the merger.

The purchase price will be $43.00 per share of ESSI common stock, which will be comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90, provided that the average closing sale price per share of DRS common stock for a certain period prior to the completion of the merger is less than $57.20 per share but greater than $46.80 per share. A collar provides that the exchange ratio will not exceed 0.2756 of a share nor be less than 0.2255 of a share of DRS common stock. The equity consideration in the merger will not be less than 9.9 million shares and not greater than 12.1 million shares of DRS common stock, or an aggregate of approximately $566.4 million, based upon the assumption that the average price of DRS common stock during the measurement period is not less than $46.80 per share and not greater than $57.20 per share. The number of shares of DRS common stock and the value of such shares will not be determined until the second complete trading day before the closing; therefore, the final purchase price may be greater than or less than $1.9 billion. The merger agreement provides that at the time of the completion of the merger, all unexercised options to acquire ESSI common stock will be cancelled in exchange for the same consideration paid to ESSI shareholders, reduced by the applicable exercise price.

We expect to finance the cash portion of the acquisition by utilizing existing excess cash on hand and through a combination of bank borrowings and the issuance of debt securities.

The transaction is expected to close in the fourth quarter of fiscal 2006 and is subject to customary regulatory approvals and other closing conditions, including approval by our and ESSI’s stockholders at respective special stockholder meetings.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash (subject to a working capital adjustment), with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, we recorded approximately $0.4 million for acquisition-related costs. The results of Codem’s operations have been included in our financial statements since the date of acquisition.

Codem located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules, and high-performance antenna control systems. As a supplier of SIGINT products, Codem focuses on solutions for communications and surveillance applications supporting the intelligence, military and homeland security markets. We believe that the addition of Codem has enhanced our existing intelligence product base. Codem is being managed as a part of our Command, Control, Communications, Computers and Intelligence (C4I) Group.

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

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our C4I Group.

On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately-held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of NVEC’s operations have been included in our financial statements since the date of the acquisition.

NVEC is a manufacturer and marketer of night vision products and combat identification systems. The company focuses on the rapid development and delivery of lightweight, affordable image intensification night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. The acquisition of NVEC has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, and has provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of our Surveillance and Reconnaissance (SR) Group.

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

Our SR Group is comprised of the following business areas: Reconnaissance, Surveillance and Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification, night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services; Training and Control Systems, which develops and produces air combat training, electronic warfare and network systems and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

The substantial majority of our sales are generated using written contractual arrangements. These contracts require us to design, develop, manufacture, modify, test and/or integrate complex defense electronic equipment and systems, and to provide related engineering and technical services according to specifications provided to us by our customers. Our primary “end-use” customer is the U.S. Department of Defense (DoD).

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

DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control, communications and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

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

A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately-held companies, as well as defense businesses of larger companies that (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or expand our product offerings and (iii) display growing revenues, positive operating income and cash flow prospects.

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

Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets, as well as our ability to increase nonacquisition related revenues. We have participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. Our debt arrangements restricts our ability and the ability of our subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2005 Form 10-K. There were no significant changes in the Company’s critical accounting policies during the six months ended September 30, 2005. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes and other management estimates.

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

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$361,930	$318,053	13.8%	$700,389	$609,204	15.0%
Operating income	$38,577	$33,806	14.1%	$73,635	$62,306	18.2%
Bookings	$597,965	$335,683	78.1%	$1,118,469	$678,935	64.7%
Other significant financial metrics
Interest and related expenses	$12,290	$9,006	36.5%	$24,501	$18,000	36.1%
Income taxes	$8,562	$10,347	(17.3)%	$18,713	$18,554	0.9%
Significant liquidity metrics(A)
Free cash flow	$39,617	$21,740	82.2%	$18,735	$34,995	(46.5)%
EBITDA	$48,262	$43,914	9.9%	$93,182	$81,877	13.8%

(A)       See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three- and Six-Month Periods Ended September 30, 2005, Compared with the Three-and Six-Month Periods Ended September 30, 2004

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended September 30, 2005 increased $43.9 million and $4.8 million, respectively, to $361.9 million and $38.6 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by increased shipments of rugged computer systems, power conversion systems and control panel displays, flight range test and evaluation equipment and vision enhancement equipment for ground-based vehicles. Also contributing to the overall increase in revenues was our December 14, 2004 acquisition of NVEC and our April 15, 2005 and June 27, 2005 acquisitions of Codem and WalkAbout, respectively, which contributed incremental (current quarter over corresponding prior-year quarter) revenues of $26.0 million. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering services and lower shipments of certain turbine generators and certain infrared imaging systems.

The growth in operating income in the second quarter of fiscal 2006, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and strong margins from certain rugged computer systems and infrared assemblies, partially offset by decreased margins from ship propulsion engineering. The three recently acquired operating units, NVEC, Codem and WalkAbout, contributed $4.4 million of incremental operating income for the three-month period ended September 30, 2005.

Consolidated revenues and operating income for the six-month period ended September 30, 2005 increased $91.2 million and $11.3 million, respectively, to $700.4 million and $73.6 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by increased shipments of rugged computer systems, combat display workstations, vision enhancement equipment for ground-based vehicles and power conversion systems and control panel displays. Also contributing to the overall increase in revenues were our acquisitions of NVEC, Codem and WalkAbout which contributed incremental (current year-to-date over corresponding prior-year to date) revenues of $47.0 million. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering services, a decline in shipments of certain infrared imaging systems and certain turbine generator programs, as well as fewer shipments of certain ground-based electro-optical targeting and fire control subsystems.

The growth in operating income for the six months ended September 30, 2005, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and strong margins from certain rugged computer systems and certain infrared assemblies, partially offset by decreased margins from ship propulsion engineering. NVEC, Codem and WalkAbout contributed $9.2 million to operating income for the six-month period ended September 30, 2005.

Bookings   We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended September 30, 2005 increased $262.3 million, versus the same period in the prior year, to $598.0 million. The primary drivers of the increase were stronger bookings for ground-based electro-optical sighting and targeting systems, rugged computer systems, certain ground-based vehicle diagnostic systems and combat display workstations. Our NVEC, Codem and WalkAbout acquisitions contributed combined bookings of $38.1 million.

Bookings for the six-month period ended September 30, 2005 increased $439.5 million, versus the same period in the prior year, to $1.1 billion. The primary drivers of the increase were stronger bookings for ground-based electro-optical sighting and targeting systems, rugged computer systems, ground-based vehicle diagnostic systems and combat display workstations. Our NVEC, Codem, and WalkAbout acquisitions contributed combined bookings of $62.4 million.

Interest and related expenses   Interest and related expenses increased $3.3 million and $6.5 million for the three- and six-month periods ended September 30, 2005, respectively, as compared with the same period in the prior year, to $12.3 million and $24.5 million, respectively. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and six-month periods ended September 30, 2005, as compared with the corresponding period in the prior-year, due to our December 23, 2004, issuance of $200 million of 6 7/8% senior subordinated notes (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at September 30, 2005 and 2004.

Income taxes   The provision for income taxes for the three- and six-month periods ended September 30, 2005, reflected an effective income tax rate of approximately 31.1% and 36.2%, respectively, as compared with 42.5% and 42.6%, respectively, in the same periods last year. Our effective tax rate declined primarily due to the favorable resolution of the Internal Revenue Service’s audit of our federal income tax returns for fiscal years 1999 through 2001. As a result of the outcome of the audit, we recorded a tax adjustment of approximately $3.0 million in the three month period ended September 30, 2005. We anticipate our effective income tax rate for the year ended March 31, 2006, will approximate 40%.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior year:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	(in thousands, except for percentages)
C4I Group
Revenues	$194,420	$168,125	15.6%	$384,910	$326,708	17.8%
Operating income	$19,719	$17,557	12.3%	$39,207	$32,677	20.0%
Operating margin	10.1%	10.4%	(2.9)%	10.2%	10.0%	1.8%
SR Group
Revenues	$167,510	$149,928	11.7%	$315,479	$282,496	11.7%
Operating income	$21,077	$16,289	29.4%	$36,865	$29,715	24.1%
Operating margin	12.6%	10.9%	15.6%	11.7%	10.5%	11.4%
Other
Operating loss	$(2,219)	$(40)	(5,447.5)%	$(2,437)	$(86)	(2,733.7)%

Three-Month Period Ended September 30, 2005, Compared with the Three-Month Period Ended
September 30, 2004

C4I Group   Revenues increased $26.3 million, or 15.6%, to $194.4 million for the three-month period ended September 30, 2005, as compared with the corresponding prior-year period. Operating income increased $2.2 million, or 12.3%, to $19.7 million. The increase in revenue was largely attributable to increased shipments of rugged computer systems, power conversion systems and control panel displays and surveillance tuners. Our April 15, 2005 acquisition of Codem and June 27, 2005 acquisition of WalkAbout contributed revenues of $10.2 million to the three-month period ended September 30, 2005. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering services and lower shipments of certain turbine generator programs and secure voice systems.

The increase in operating income for the three-month period ended September 30, 2005, as compared to the corresponding period in the prior year, was driven primarily by the overall increase in revenues, as well as the $2.2 million operating income contribution from our acquisition of Codem and WalkAbout, partially offset by decreased margins from ship propulsion engineering.

SR Group   Revenues increased $17.6 million, or 11.7%, to $167.5 million for the three-month period ended September 30, 2005, as compared with the corresponding prior-year period. Operating income increased $4.8 million, or 29.4%, to $21.1 million. The increase in revenues was primarily attributable to our December 14, 2004 acquisition of NVEC which contributed incremental revenues of $15.8 million. Revenues were also favorably impacted by increased shipments of flight range test and evaluation equipment, vision enhancement equipment for ground-based vehicles and launch control electronics. Partially offsetting the overall increase in revenues were lower shipments of a certain infrared imaging system.

The increase in operating income for the three-month period ended September 30, 2005, as compared with the corresponding period in the prior year, was driven primarily by our acquisition of NVEC, which contributed $2.3 million of operating income, as well as strong margins on certain vision enhancement equipment for ground-based vehicles, certain infrared assemblies and formation flying systems. The increase in operating income was partially offset by decreased margins on a mobile launch system.

Other   The $2.2 million operating loss in Other in the three-month period ended September 30, 2005 was driven primarily by a $2.0 million accrual recorded in the period in connection with a litigation reserve. (See Part II, Item 1. Legal Proceedings).

Six-Month Period Ended September 30, 2005, Compared with the Six-Month Period Ended September 30, 2004

C4I Group   Revenues increased $58.2 million, or 17.8%, to $384.9 million for the six-month period ended September 30, 2005, as compared with the corresponding prior-year period. Operating income increased $6.5 million, or 20.0%, to $39.2 million. The increase in revenue was largely attributable to increased shipments of rugged computer systems, combat display workstations, power conversion systems and control panel displays and surveillance tuners. Our April 15, 2005 acquisition of Codem and June 27, 2005 acquisition of WalkAbout contributed incremental revenues of $16.2 million to the six-month period ended September 30, 2005. Partially offsetting the overall increase in revenues were decreased ship propulsion engineering services and decreased shipments of certain turbine generator programs and certain surveillance receivers.

The increase in operating income for the six-month period ended September 30, 2005, as compared to the corresponding period in the prior year, was driven primarily by the overall increase in revenues, as well as the $3.6 million of incremental operating income contribution from our acquisitions of Codem and WalkAbout, partially offset by decreased margins from ship propulsion engineering.

SR Group   Revenues increased $33.0 million, or 11.7%, to $315.5 million for the six-month period ended September 30, 2005, as compared with the corresponding prior-year period. Operating income increased $7.2 million, or 24.1%, to $36.9 million. The increase in revenues was primarily attributable to our acquisition of NVEC, which contributed incremental revenues of $30.8 million. Revenues also were impacted favorably by increased shipments of vision enhancement equipment for ground-based vehicles and flight range test and evaluation equipment and launch control electronics. Partially offsetting the overall increase in revenues were lower shipments of an infrared imaging system and a certain ground-based electro-optical target acquisition and fire control subsystems.

The increase in operating income for the six-month period ended September 30, 2005, as compared with the corresponding period in the prior year, was driven primarily by our acquisition of NVEC, which contributed $5.6 million of operating income, as well as strong margins on certain vision enhancement equipment for ground-based vehicles, certain infrared assemblies and formation flying systems. The increase in operating income was partially offset by decreased margins on a mobile launch system.

Other   The $2.4 million operating loss in Other in the six-month period ended September 30, 2005 was driven primarily by a $2.0 million accrual recorded in the period in connection with a litigation reserve. (See Part II, Item 1. Legal Proceedings).

Results of Discontinued Operations

A consolidated summary of the operating results of the discontinued operations for the three- and six-month periods ended September 30, 2004 are as follows:

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
	(in thousands)
Revenues	$9,969	$19,547
Earnings before taxes	$697	$1,990
Income tax expense	299	792
Earnings from discontinued operations	$398	$1,198

Liquidity and Capital Resources

	Six Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities of continuing operations	$34,989	$48,575
Net cash provided by operating activities	$34,989	$50,550
Net cash used in investing activities of continuing operations	$(67,963)	$(15,653)
Net cash used in investing activities	$(67,963)	$(16,011)
Net cash used in financing activities of continuing operations	$(17,459)	$(19,766)
Net cash used in financing activities	$(17,459)	$(19,780)

Operating activities   During the six months ended September 30, 2005, we generated $35.0 million of operating cash flow from continuing operations, $13.6 million less than the $48.6 million of operating cash flow from continuing operations generated in the same period in the prior year. Earnings from continuing operations increased $8.0 million to $33.0 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities decreased $0.2 million over the corresponding prior fiscal period.

Changes in assets and liabilities, net of effects from business combinations, used $22.1 million in cash for the six months ended September 30, 2005. Inventories used $15.7 million of cash for the six-month period ended September 30, 2005. Increased inventories in certain of our electro-optical infrared sighting and targeting businesses, power distribution and control and signals intelligence businesses were offset, in part, by decreased inventories for our combat display workstations and certain training and test systems. Accounts payable increased $8.7 million as purchases required to build inventories exceeded related payments. Accrued expenses and other current liabilities used $23.6 million of cash during the quarter. The cash used by these accounts primarily resulted from interest payments on the 6 7/8% senior subordinated notes due 2013, certain compensation payments and the settlement of the Miltope litigation. Net liquidations in customer advances generated $4.1 million in cash.

Investing activities   We paid $16.3 million for capital improvements during the six-month period ended September 30, 2005, as compared with $13.6 million in the corresponding prior-year period. We expect our capital expenditures to range between $35.0 million to $45.0 million in fiscal 2006, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations, net of cash acquired, totaled $52.6 million driven by our acquisitions of Codem and Walkabout and $6.7 million of additional consideration paid to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies, L.P.)

Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and expected to be accretive to our earnings. Continuation of our acquisition program (excluding the impact of the anticipated ESSI merger and its related financing) will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our Credit Facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we determine to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

Financing Activities   For the six-month period ended September 30, 2005, financing activities used $17.5 million in cash. Payments on long-term debt included $21.4 million of payments on our term loan, $20.0 million of which was paid at our discretion. Our discretionary term loan payments caused us to record a $0.4 million charge to interest and related expenses for the write-off of a portion of the related debt issuance costs. We repaid $2.0 million in advanced interest that we received in connection with the new notes issued on December 23, 2004 (see below). For the six months ended September 30, 2005, we paid cash dividends of $1.7 million. These payments were partially offset by cash received from the exercise of stock options.

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts our ability and the ability of our subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements” for additional disclosures.

On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November 1, 2013. The notes were offered as additional debt securities under the Indenture with identical terms and the same guarantors as the existing Notes. The new notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance. On May 1, 2005, the advanced interest of $2.0 million was repaid in conjunction with the semi-annual interest payments on the Notes.

The book value and fair value of the senior subordinated debt at September 30, 2005 were approximately $559.2 million and $533.5 million, respectively.

We have a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan, and have the ability to borrow up to two additional term loans totaling $100.0 million at any time prior to maturity. As of September 30, 2005 and March 31, 2005, we had $146.3 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of certain of our non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility will mature in November 2010 and November 2008, respectively. The weighted average interest rate on our term loans was 5.62% as of September 30, 2005 (4.4% as of March 31, 2005), excluding the impact of the amortization of debt issuance costs. As of September 30, 2005, we had $139.9 million available under our revolving line of credit. There were no borrowings under our revolving line of credit as of September 30, 2005 and March 31, 2005.

On October 28, 2005 we prepaid an additional $10.0 million of our term loan at our discretion and will recognize a $0.2 million charge to interest and related expenses for the related write-off of a portion of debt issuance costs.

From time to time, we enter into standby letter-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of September 30, 2005, $36.3 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.3 million in letters of credit and bank guarantees as of September 30, 2005 were issued outside of the Credit Facility and by a bank agreement for our U.K. subsidiary, respectively, that are not considered when determining the availability under our revolving line of credit.

We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage as of September 30, 2005 and March 31, 2005 was $2.9 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

Accrued interest expense at September 30, 2005 and March 31, 2005 was approximately $16.5 million.

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

Free Cash Flow   Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the three-month period ended September 30, 2005 was $39.6 million, or $17.9 million more than the $21.7 million of free cash flow in the corresponding period in the prior year. Free cash flow for the six-month period ended September 30, 2005 was $18.7 million or $16.3 million less than the $35.0 million of free cash flow in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

EBITDA   Earnings from continuing operations before net interest and related expenses (primarily the amortization and write-off of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended September 30, 2005 was $48.3 million, or $4.4 million greater than the $43.9 million of EBITDA in the corresponding period in the prior year. EBITDA for the six-month period ended September 30, 2005 was $93.2 million, or $11.3 million greater than the $81.9 million of EBITDA in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations as set forth in the table below:

	As of September 30, 2005
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$699,224	$2,600	$5,136	$139,685	$551,803
Operating lease commitments	97,040	23,132	32,091	22,049	19,768
Acquisition earn-outs(A)	42,551	7,807	28,511	6,233
Purchase obligations(B)	46,523	26,540	19,983	—	—
Total contractual obligations	$885,338	$60,079	$85,721	$167,967	$571,571

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

Under the terms of the acquisition agreement between ESSI and the Company, the Company is obligated to pay, under certain circumstances, $20.0 million in liquidated damages to ESSI in the event that the acquisition is terminated due to the Company’s failure to obtain financing.

We enter into standby letter-of-credit agreements and bank guarantees with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At September 30, 2005, we had contingent liabilities on outstanding letters of credit and bank guarantees as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$35,962	$29,289	$6,673	$—
Bank guarantees	$384	$341	$43	$—

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at September 30, 2005 was $1.7 billion, as compared with $1.3 billion at March 31, 2005. We booked $598.0 million and $1.1 billion in new orders for the three- and six-month periods ended September 30, 2005.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended September 30, 2005 and 2004 was $11.5 million and $8.6 million, respectively, and $20.7 million and $16.9 million for the six-month periods ended September 30, 2005 and 2004, respectively.

Use of Non-GAAP Financial Measures   Certain disclosures in this document include “non-GAAP (Generally Accepted Accounting Principles) financial measures.” A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Balance Sheets, Statements of Earnings, or Statements of Cash Flows of the Company. The components of EBITDA and a reconciliation of EBITDA and “free cash flow” with the most directly comparable GAAP measure follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Earnings from continuing operations	$18,954	$14,003	$32,972	$24,974
Income taxes	8,562	10,347	18,713	18,554
Interest income	(2,068)	(169)	(3,945)	(298)
Interest and related expenses	12,290	9,006	24,501	18,000
Depreciation and amortization	10,524	10,727	20,941	20,647
EBITDA(A)	48,262	43,914	93,182	81,877
Income taxes	(8,562)	(10,347)	(18,713)	(18,554)
Interest income	2,068	169	3,945	298
Interest and related expenses	(12,290)	(9,006)	(24,501)	(18,000)
Deferred income taxes	24	533	(498)	(382)
Changes in assets and liabilities, net of effects from business combinations and divestitures	18,539	690	(22,140)	(770)
Other, net	1,494	1,956	3,714	4,106
Net cash provided by operating activities of continuing operations	49,535	27,909	34,989	48,575
Capital expenditures	(9,918)	(6,169)	(16,254)	(13,580)
Free cash flow(B)	$39,617	$21,740	$18,735	$34,995

(A)       We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization and write-off of debt issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market Risk

See Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for a discussion of the Company’s exposure to market risks. There have been no significant changes in those risks since the filing of the above referenced Annual Report.

Item 4.                        Controls and Procedures

(a)          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)         Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

We are party to various legal actions and claims arising in the ordinary course of its business. In our opinion, we have adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $4.7 million and $10.2 million at September 30, 2005, respectively, for losses related to those matters that we consider to be probable and that can be estimated reasonably (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at September 30, 2005 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations for a particular reporting period.

On October 3, 2001, a lawsuit was filed by Miltope Corporation and IV Phoenix Group, Inc., against DRS Technologies, Inc., DRS Electronic Systems, Inc. and a number of individual defendants, several of whom had been employed by DRS Electronic Systems, Inc. The plaintiffs’ claims against us related generally to the activities of certain former employees of IV Phoenix Group and the hiring of some of those employees by us. On May 4, 2005, DRS entered into a settlement agreement, pursuant to which we agreed to pay $7.5 million to the plaintiffs, and litigation involving the parties was resolved to their satisfaction, with the elimination of all outstanding claims. A charge of $6.5 million was recorded during fiscal 2005 to increase our accrual for the matter to $7.5 million as of March 31, 2005. The settlement payment was made on May 5, 2005.

In July 2000, prior to its acquisition by IDT, and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Subsequent to our acquisition of IDT, the Orphan Mine site was added to the National Priority List of contaminated sites. Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination.

A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (the “CERCLA Letter”) with regards to Operable Unit 1 (the upper mine area) of the Orphan Mine site. In our view, this Work Plan included additional cleanup not covered by CERCLA. The CERCLA Letter also requested

(a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a “good faith offer” to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We initiated discussions with such other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, such technical consultant submitted to the NPS, on behalf of us and such other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (EE/CA) with regards to Operating Units 1 and 2 of the Orphan Mine site. It is anticipated that the PRPs and NPS will engage in discussions regarding the merits of this EE/CA prior to the end of calendar year 2005.

On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleged DRS breached a subcontract between DRS and ITT and sought damages in excess of $5.0 million. The claim generally related to the performance by us and our predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT’s prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims alleged breach of contract and breach of duties of good faith and fair dealing and sought damages of no less than $1.8 million. We and ITT agreed to conduct nonbinding mediation, as a result of which the case was settled on August 31, 2005 with the execution of mutual releases and no damages due to either party.

Item 4.                        Submissions of Matters to a Vote of Security Holders

On August 4, 2005, the Company held its Annual Meeting of Stockholders at The Hanover Marriott, 1401 Route 10 East, Whippany, New Jersey, 07981. The following matters were submitted to a vote of stockholders:

i.                   To elect three Class I directors, each to hold office for a term of three years;

ii.               To ratify the appointment of KPMG LLP as DRS’s independent registered public accounting firm

	For	Withheld
Proposal (i):
Mark S. Newman	23,212,207	2,264,858
Donald C. Fraser	24,141,083	1,335,982
Steven S. Honigman	24,887,324	589,741

	For	Abstain	Against
Proposal (ii):	25,448,158	11,622	17,285

Item 5.                        Other Information

DRS Executive Severance Plan

On November 3, 2005, the Board of Directors of the Company approved, as recommended by the Executive Compensation Committee of the Board of Directors, the DRS Technologies, Inc. Executive Severance Plan (the “Severance Plan”). The Severance Plan provides benefits to eligible employees of the Company, designated by the plan administrator to participate in the Severance Plan, upon a termination of employment (other than for cause) or a resignation for good reason, in each case, within two years following a change in control of the Company. Generally, executive vice presidents without employment agreements and group presidents are eligible for consideration as “level 1 employees” and corporate senior vice presidents and strategic business unit presidents are eligible for consideration as “level 2 employees.” Although the particular participants in the Severance Plan will change from time to time, upon adoption of the Severance Plan, all potentially eligible employees were designated as participants. All payments and benefits under the Severance Plan are conditioned upon the participant’s execution of a written release and continued compliance with the restrictive covenants contained in the Severance Plan.

The level of severance benefits payable to a particular participant in the Severance Plan depends on the designation of such individual by the plan administrator as either a “level 1 employee” or a “level 2 employee.” Except as provided in the next sentence, all payments under the Severance Plan are paid as soon as practicable following the date of termination, but in no event later than ten business days immediately following the expiration of the revocation period, if any, applicable to such participant’s written release. Payments to any participant who is a “key employee” described in section 409A of the Internal Revenue Code of 1986 (the Code), as amended, are made as soon as practicable following the date six months after the date of termination, to the extent the Company determines such delay is required under section 409A of the Code.

Level 1 employees who experience an eligible termination receive the following severance benefits: (i) a lump sum payment equal to two and one-half times the sum of such participant’s annual base salary and the bonus paid to such participant in respect of the last full fiscal year prior to the date of termination; (ii) a lump sum payment equal to such participant’s target bonus for the fiscal year in which termination occurs, pro-rated for the period of the participant’s employment with the Company during the fiscal year in which the termination occurs and (iii) continued disability, accident and health insurance benefits for the shorter of (x) thirty months immediately following the termination date and (y) the period ending on the last day of the second calendar year following the calendar year in which the termination date occurs; provided, that if earlier, the Company’s obligation to provide continued benefits shall cease on the day such participant commences subsequent employment.

Level 2 employees who experience an eligible termination receive the following severance benefits: (i) a lump sum payment equal to two times the sum of such participant’s annual base salary and the bonus paid to such participant in respect of the last full fiscal year prior to the date of termination; (ii) a lump sum payment equal to such participant’s target bonus for the fiscal year in which termination occurs, pro-rated for the period of the participant’s employment with the Company during the fiscal year in which the termination occurs and (iii) continued disability, accident and health insurance benefits for 24 months; provided, that if earlier, the Company’s obligation to provide continued benefits shall cease on the day such participant commences subsequent employment.

Item 6.                        Exhibits

(a)          Exhibits

Exhibit No.	Description
10.1*	DRS Technologies, Inc. Executive Severance Plan, Effective November 3, 2005
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Registrant
Date: November 9, 2005	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider
Chief Financial Officer