Form 10-Q
period 2005-12-31
DRS TECHNOLOGIES INC
filed 2006-02-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8533

DRS Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2632319
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

As of February 8, 2006, 39,835,295 shares of DRS Technologies, Inc. $0.01 par value common stock were outstanding.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2005

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$259,666	$306,852
Accounts receivable, net of allowance for doubtful accounts of $1,964 and $2,659 as of December 31, 2005 and March 31, 2005, respectively	219,250	237,912
Inventories, net	251,343	208,141
Prepaid expenses, deferred income taxes and other current assets	53,061	42,134
Total current assets	783,320	795,039
Property, plant and equipment, less accumulated depreciation of $127,819 and $102,644 at December 31, 2005 and March 31, 2005, respectively	145,242	143,264
Acquired intangible assets, net	99,789	100,030
Goodwill	824,108	815,407
Other noncurrent assets	39,414	32,901
Total assets	$1,891,873	$1,886,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt (Note 7)	$135,891	$2,652
Accounts payable	140,641	111,222
Accrued expenses and other current liabilities	251,649	301,361
Total current liabilities	528,181	415,235
Long-term debt, excluding current installments (Note 7)	561,520	727,611
Other liabilities	64,157	72,367
Total liabilities	1,153,858	1,215,213
Commitments and contingencies (Notes 2, 7, 14 and 17)
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at December 31, 2005 and March 31, 2005	—	—
Common Stock, $.01 par value per share. Authorized 50,000,000 shares; issued 28,080,523 and 27,472,495 shares at December 31, 2005 and March 31, 2005, respectively (Note 17)	281	275
Additional paid-in capital	489,210	467,027
Retained earnings	250,124	199,924
Accumulated other comprehensive earnings	6,340	6,198
Unamortized stock compensation	(7,940)	(1,996)
Total stockholders’ equity	738,015	671,428
Total liabilities and stockholders’ equity	$1,891,873	$1,886,641

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$389,490	$338,232	$1,089,879	$947,436
Costs and expenses	344,663	298,983	971,417	845,881
Operating income	44,827	39,249	118,462	101,555
Interest income	2,283	389	6,228	687
Interest and related expenses	12,458	9,447	36,959	27,447
Other expense, net	134	303	446	455
Earnings from continuing operations before minority interest and income taxes	34,518	29,888	87,285	74,340
Minority interest	477	551	1,559	1,476
Earnings from continuing operations before income taxes	34,041	29,337	85,726	72,864
Income taxes	14,297	12,500	33,010	31,053
Earnings from continuing operations	19,744	16,837	52,716	41,811
Earnings from discontinued operations, net of income taxes	—	624	—	1,822
Net earnings	$19,744	$17,461	$52,716	$43,633
Net earnings per share of common stock:
Basic earnings per share:
Earnings from continuing operations	$0.71	$0.62	$1.91	$1.55
Earnings from discontinued operations, net of income taxes	$—	$0.02	$—	$0.07
Net earnings	$0.71	$0.64	$1.91	$1.61
Diluted earnings per share:
Earnings from continuing operations	$0.69	$0.60	$1.84	$1.51
Earnings from discontinued operations, net of income taxes	$—	$0.02	$—	$0.07
Net earnings	$0.69	$0.62	$1.84	$1.57
Dividends per common share	$0.03	$—	$0.09	$—

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities
Earnings from continuing operations	$52,716	$41,811
Adjustments to reconcile earnings from continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	31,719	30,348
Stock-based compensation	1,895	923
Deferred income taxes	(500)	(378)
Inventory reserve and provision for doubtful accounts	766	2,925
Amortization and write-off of deferred financing fees	2,846	2,576
Other, net	(439)	1,163
Changes in assets and liabilities, net of effects from business combinations:
Decrease (increase) in accounts receivable	22,844	(3,262)
Increase in inventories	(37,053)	(6,378)
(Increase) decrease in prepaid expenses and other current assets	(3,453)	1,422
Increase in accounts payable	27,365	16,318
(Decrease) increase in accrued expenses and other current liabilities	(30,876)	832
Decrease in customer advances	(7,981)	(4,520)
Decrease (increase) in pension and postretirement benefit liabilities	347	(1,325)
Other, net	(742)	(1,107)
Net cash provided by operating activities of continuing operations	59,454	81,348
Net cash provided by operating activities of discontinued operations	—	2,697
Net cash provided by operating activities	59,454	84,045
Cash Flows from Investing Activities
Capital expenditures	(26,311)	(20,742)
Payments pursuant to business combinations, net of cash acquired	(54,489)	(45,141)
Disposition of property, plant and equipment	946	825
Other, net	22	468
Net cash used in investing activities of continuing operations	(79,832)	(64,590)
Net cash used in investing activities of discontinued operations	—	(596)
Net cash used in investing activities	(79,832)	(65,186)
Cash Flows from Financing Activities
Net borrowings of short-term debt	—	(82)
Proceeds from senior subordinated notes, including advanced interest	—	211,986
Return of advanced interest on senior subordinated notes	(1,986)	—
Debt issuance costs	(681)	(3,745)
Repayment of long-term debt	(32,037)	(30,218)
Proceeds from stock option exercises	9,750	3,316
Dividends paid	(2,508)	—
Net cash (used in) provided by financing activities of continuing operations	(27,462)	181,257
Net cash used in financing activities of discontinued operations	—	(23)
Net cash (used in) provided by financing activities	(27,462)	181,234
Effect of exchange rates on cash and cash equivalents	654	1,286
Net (decrease) increase in cash and cash equivalents	(47,186)	201,379
Cash and cash equivalents, beginning of period	306,852	56,790
Cash and cash equivalents, end of period	$259,666	$258,169

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2005, the results of its operations for the three- and nine-month periods ended December 31, 2005 and 2004, and its cash flows for the nine-month periods ended December 31, 2005 and 2004. The results of operations for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2005, included in the Company’s filing on Form 10-K for the year ended March 31, 2005.

ESSI Acquisition

On January 31, 2006, the Company acquired all of the outstanding stock of Engineered Support Systems, Inc. (ESSI). The total transaction value was approximately $1.9 billion. See Note 17 for a description of the acquisition of ESSI and its related financing. As of December 31, 2005, $9.0 million of deferred acquisition fees have been incurred, of which $1.9 million have been paid.

Discontinued Operations

On March 10, 2005, the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with the Company’s fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). As a result of the divestiture, DRS Weather’s and DRS Broadcast’s results of operations for the three- and nine-month periods ended December 31, 2004 are included in the Consolidated Statement of Earnings as “Earnings from discontinued operations.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the nine months ended December 31, 2004. All corresponding notes reflect the discontinued operations presentation.

A summary of the results of discontinued operations for the three- and nine-month periods ended December 31, 2004 follows:

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
	(in thousands)
Revenues	$8,212	$27,759
Earnings before taxes	$1,030	$3,020
Income tax expense	406	1,198
Earnings from discontinued operations	$624	$1,822

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2.   Acquisitions

On April 15, 2005, DRS acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, the Company recorded $0.4 million for acquisition-related costs. The results of Codem’s operations have been included in the Company’s financial statements since the date of acquisition.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced DRS’s existing intelligence product base. Codem is being managed as a part of the Company’s Command, Control, Communications, Computers and Intelligence (C4I) Group.

The Company is in the process of finalizing its assessment of certain acquired assets and liabilities; thus, the preliminary allocation of the purchase price may change. The Company recorded goodwill of $26.5 million, which has been allocated to the C4I Group. The Company recorded $1.9 million and $4.2 million of technology-based and customer-related intangibles, respectively, both of which have weighted average useful lives of 9 years. The Company will complete its purchase price allocation in the fourth quarter of fiscal 2006.

On June 27, 2005, DRS acquired WalkAbout Computer Systems Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. In addition to the purchase price, the Company recorded $0.3 million for acquisition-related costs. The results of WalkAbout have been included in the Company’s financial statements since the date of acquisition.

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

The Company is in the process of reviewing a third-party valuation of certain WalkAbout acquired assets (including acquired intangible assets), as well as performing its own internal assessment of certain other acquired assets and liabilities; thus, the preliminary allocation of the purchase price will change. Based on preliminary purchase price allocations, the Company has estimated goodwill to be $12.5 million and has allocated the goodwill to the C4I Group. No amounts have been allocated to acquired intangible assets pending finalization of the third-party valuation, however such amounts are not expected to be significant. The Company will complete its purchase price allocation in the fourth quarter of fiscal 2006.

Unaudited pro forma financial information for the Codem and WalkAbout transactions discussed above is not presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

During the nine-month period ended December 31, 2005, the Company paid $6.7 million in consideration to satisfy an earn-out obligation on its acquisition of DKD, Inc. (now operating as a

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

component of DRS Infrared Technologies L.P.). The earn-out was recorded as an increase to goodwill during the fourth quarter of fiscal 2005, when it was assumed a payment was required. During the three months ended December 31, 2005, the Company recorded an earn-out of $4.6 million for its acquisition of Night Vision Equipment Co. Inc. and Excalibur Electro Optics, Inc. (collectively NVEC and Affiliate). The earn-out, which was recorded as an increase to goodwill, is expected to be paid in the fourth quarter of fiscal 2006.

3.   Stock-Based Compensation

The Company has one stock-based compensation plan, the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, stock options and restricted stock may be granted to key employees, directors and consultants of the Company. The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of the grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the quoted market price of DRS common stock on the date of grant.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per-share data)
Net earnings, as reported	$19,744	$17,461	$52,716	$43,633
Add: Stock-based compensation expense included in reported net earnings, net of taxes	478	173	1,145	549
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(2,601)	(1,426)	(6,860)	(3,897)
Pro forma net earnings	$17,621	$16,208	$47,001	$40,285
Earnings per share:
Basic—as reported	$0.71	$0.64	$1.91	$1.61
Basic—pro forma	$0.63	$0.60	$1.70	$1.49
Diluted—as reported	$0.69	$0.62	$1.84	$1.57
Diluted—pro forma	$0.61	$0.59	$1.65	$1.47

In December 2004, the Financial Accounting Standards Board  (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of regulation S-X regarding the compliance date for SFAS No. 123R. The SEC Release amends the effective date for compliance with SFAS No. 123R to the beginning of the first fiscal year following June 15, 2005, which is the fiscal year beginning on April 1, 2006 for DRS. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS No. 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with non-employees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS No. 123R. The Company currently is assessing the guidance provided in SAB 107 in connection with its implementation of SFAS No. 123R.

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123R, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact of the adoption of this FSP in connection with its adoption of SFAS No. 123R.

4.   Inventories

Inventories are summarized as follows:

	December 31,	March 31,
	2005	2005
	(in thousands)
Work-in-process	$293,042	$211,914
General and administrative costs	50,274	47,365
Raw material and finished goods	50,658	33,127
	393,974	292,406
Less: Progress payments and certain customer advances	136,165	75,541
Inventory reserve	6,466	8,724
Total	$251,343	$208,141

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Balance beginning of period	$50,813	$43,307	$47,365	$37,854
Add: Incurred costs	57,697	50,729	162,970	150,068
Less: Amounts included in costs and expenses	(58,236)	(50,856)	(160,061)	(144,742)
Balance in inventory at December 31,	$50,274	$43,180	$50,274	$43,180

Total expenditures for IRAD amounted to approximately $12.1 million and $9.2 million for the three-month periods ended December 31, 2005 and 2004, respectively, and $33.5 million and $26.1 million, respectively, for the nine-month periods then ended.

5.   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2005 and March 31, 2005. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of December 31, 2005
Technology-based intangibles	18 years	$47,861	$(13,360)	$34,501
Customer-related intangibles	17 years	79,790	(14,502)	65,288
Total		$127,651	$(27,862)	$99,789
As of March 31, 2005
Technology-based intangibles	19 years	$45,961	$(11,172)	$34,789
Customer-related intangibles	17 years	75,590	(10,349)	65,241
Total		$121,551	$(21,521)	$100,030

The aggregate acquired intangible asset amortization expense for the three-month periods ended December 31, 2005 and 2004 was $2.2 million and $1.7 million, respectively, and for the nine-month periods ended December 31, 2005 and 2004 was $6.3 million and $5.0 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at December 31, 2005, is estimated to be $2.2 million for the remainder of fiscal 2006, $8.5 million per year for fiscal 2007 through fiscal 2009, $8.3 million for fiscal 2010 and $7.7 million for fiscal 2011.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2005 to December 31, 2005.

	C4I Group	SR Group	Total
	(in thousands)
Balance as of March 31, 2005	$447,631	$367,776	$815,407
Codem acquisition	26,481	—	26,481
WalkAbout acquisition	12,507	—	12,507
Deferred tax adjustments related to prior acquisitions(A)	(9,460)	(24,219)	(33,679)
Accrued acquisition earn-out, Night Vision Equipment Company	—	4,564	4,564
Expiration of unexercised contract options relating to the IDT acquisition	—	(566)	(566)
Other Adjustments	94	(328)	(234)
Foreign currency translation adjustment	(372)	—	(372)
Balance as of December 31, 2005	$476,881	$347,227	$824,108

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

6.   Product Warranties

Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the nine months ended December 31, 2005 and 2004, which are included in accrued expenses and other current liabilities.

	Nine Months Ended December 31,
	2005	2004
	(in thousands)
Balance at March 31,	$21,839	$23,279
Acquisitions during the period	360	25
Accruals for product warranties issued during the period	6,853	5,695
Settlements made during the period	(9,388)	(5,657)
Other	31	179
Balance at December 31,	$19,695	$23,521

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.   Debt

	December 31, 2005	March 31, 2005
	(in thousands)
Senior subordinated notes, including bond premium of $8,868 and $9,716 at December 31, 2005 and March 31, 2005, respectively	$558,868	$559,716
Term loan	135,690	167,460
Other obligations	2,853	3,087
	697,411	730,263
Less:
Current installments of long-term debt	135,891	2,652
Total long-term debt	$561,520	$727,611

On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts the Company’s ability and the ability of its subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, pay dividends, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements” for additional disclosures.

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

The book value and fair value of the senior subordinated debt at December 31, 2005 was approximately $558.9 million and $522.5 million, respectively.

At December 31, 2005, the Company had a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. As of December 31, 2005 and March 31, 2005, the Company had $135.7 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility was guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company’s subsidiary guarantors and certain of DRS’s other subsidiaries’ assets and by a pledge of certain of the Company’s non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility would have matured on November 2010 and November 2008, respectively. The weighted average interest rate on the Company’s term loans was 5.9% as

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

of December 31, 2005 (4.4% as of March 31, 2005), excluding the impact of the amortization of debt issuance costs. As of December 31, 2005, the Company had $139.5 million available under its revolving line of credit. There were no borrowings under the Company’s revolving line of credit as of December 31, 2005 and March 31, 2005.

During the nine months ended December 31, 2005, the Company repaid $30.0 million of its term loan, at its discretion, and recorded a $0.6 million charge to interest and related expenses during that period for the related write-off of a portion of the debt issuance costs. During the three months ended December 31, 2005, the Company decided to prepay the remaining balance of its term loan in the fourth quarter of fiscal 2006. As further described in Note 17, “Subsequent Events,” the term loan was repaid during the week of January 9, 2006. As a result, the term loan has been classified as a current liability on the December 31, 2005 consolidated balance sheet.

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of December 31, 2005, an aggregate of $36.8 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of December 31, 2005 were issued outside of the Credit Facility and by a bank agreement for the Company’s U.K. subsidiary, respectively, that are not considered when determining the availability under the Company’s revolving line of credit.

The Company has a mortgage note payable that is secured by a lien on its facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage as of December 31, 2005 and March 31, 2005 was $2.8 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

Accrued interest expense at December 31, 2005 and March 31, 2005 was approximately $7.1 million and $16.5 million, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per-share data)
Basic EPS computation
Earnings from continuing operations	$19,744	$16,837	$52,716	$41,811
Earnings from discontinued operations, net of income taxes	—	624	—	1,822
Net earnings	$19,744	$17,461	$52,716	$43,633
Weighted average common shares outstanding	27,778	27,116	27,645	27,042
Basic earnings per share
Earnings from continuing operations	$0.71	$0.62	$1.91	$1.55
Earnings from discontinued operations, net of income taxes	$—	$0.02	$—	$0.07
Net earnings	$0.71	$0.64	$1.91	$1.61
Diluted EPS computation
Earnings from continuing operations	$19,744	$16,837	$52,716	$41,811
Earnings from discontinued operations, net of income taxes	—	624	—	1,822
Net earnings	$19,744	$17,461	$52,716	$43,633
Diluted common shares outstanding
Weighted average common shares outstanding	27,778	27,116	27,645	27,042
Stock options and restricted stock	942	846	951	688
Diluted common shares outstanding	28,720	27,962	28,596	27,730
Diluted earnings per share
Earnings from continuing operations	$0.69	$0.60	$1.84	$1.51
Earnings from discontinued operations, net of income taxes	$—	$0.02	$—	$0.07
Net earnings	$0.69	$0.62	$1.84	$1.57

At December 31, 2005 there were 22,500 options that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.   Comprehensive earnings

The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2005 and 2004 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net earnings	$19,744	$17,461	$52,716	$43,633
Other comprehensive earnings:
Foreign currency translation adjustments	(562)	2,969	283	3,831
Unrealized net gains on hedging instruments arising during the period, net of income tax	—	187	—	789
Amortization of unrealized gain on terminated instruments, net of income taxes	(49)	—	(141)	—
Comprehensive earnings	$19,133	$20,617	$52,858	$48,253

10.   Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three- and nine-month periods ended December 31, 2005 and 2004. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2005.

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Three Months Ended December 31,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$988	$961	$150	$134	136	$104
Interest cost	1,511	1,455	241	238	279	241
Expected return on plan assets	(1,769)	(1,600)	(42)	(23)	—	—
Amortization of unrecognized loss (gain)	43	32	(2)	23	42	1
Amortization of transition obligation	—	—	27	9	—	—
Amortization of unrecognized prior-service cost	1	1	—	—	194	194
Net periodic benefit cost	$774	$849	$374	$381	$651	$540

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$2,964	$2,883	$450	$402	$408	$312
Interest cost	4,533	4,365	723	714	837	723
Expected return on plan assets	(5,307)	(4,800)	(126)	(69)	—	—
Amortization of unrecognized loss (gain)	129	96	(6)	69	126	3
Amortization of transition obligation	—	—	81	27	—	—
Amortization of unrecognized prior-service cost	3	3	—	—	582	582
Net periodic benefit cost	$2,322	$2,547	$1,122	$1,143	$1,953	$1,620

Excluding the impact of the ESSI acquisition, the Company expects to contribute $4.1 million and $1.8 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2006, of which $3.3 million and $1.7 million, were contributed during the nine-month period ended December 31, 2005.

11.   Operating Segments

At December 31, 2005, the Company had two principal operating segments, on the basis of products and services offered: the Command, Control, Communications, Computers and Intelligence (C4I) Group and the Surveillance and Reconnaissance (SR) Group. All other operations are grouped in Other.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company. Information about the Company’s operating segments for the three- and nine-month periods ended December 31, 2005 and 2004 is as follows:

	C4I Group	SR Group	Other	Total
	(in thousands)
Three Months Ended December 31, 2005
Total revenues	$203,977	$187,218	$—	$391,195
Intersegment revenues	(1,062)	(643)	—	(1,705)
External revenues	$202,915	$186,575	$—	$389,490
Operating income (loss)	$23,866	$20,979	$(18)	$44,827
Total assets	$844,775	$730,323	$316,775	$1,891,873
Depreciation and amortization	$3,725	$5,981	$1,072	$10,778
Capital expenditures	$2,186	$6,020	$1,851	$10,057
Three Months Ended December 31, 2004
Total revenues	$189,589	$151,745	$—	$341,334
Intersegment revenues	(556)	(2,546)	—	(3,102)
External revenues	$189,033	$149,199	$—	$338,232
Operating income (loss)	$23,095	$16,173	$(19)	$39,249
Assets of continuing operations	$778,182	$748,782	$276,619	$1,803,583
Depreciation and amortization	$3,145	$5,831	$725	$9,701
Capital expenditures	$3,033	$3,431	$698	$7,162
Nine Months Ended December 31, 2005
Total revenues	$589,855	$503,499	$—	$1,093,354
Intersegment revenues	(2,030)	(1,445)	—	(3,475)
External revenues	$587,825	$502,054	$—	$1,089,879
Operating income (loss)	$63,072	$57,844	$(2,454)	$118,462
Total assets	$844,775	$730,323	$316,775	$1,891,873
Depreciation and amortization	$10,817	$17,971	$2,931	$31,719
Capital expenditures	$8,059	$14,130	$4,122	$26,311
Nine Months Ended December 31, 2004
Total revenues	$517,207	$438,631	$—	$955,838
Intersegment revenues	(1,466)	(6,936)	—	(8,402)
External revenues	$515,741	$431,695	$—	$947,436
Operating income (loss)	$55,772	$45,888	$(105)	$101,555
Assets of continuing operations	$778,182	$748,782	$276,619	$1,803,583
Depreciation and amortization	$9,591	$18,721	$2,036	$30,348
Capital expenditures	$6,993	$11,799	$1,950	$20,742

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below provides a reconciliation of total consolidated assets to total assets of continuing operations presented above:

December 31,
2004
(in thousands)
Assets of continuing operations	$1,803,583
Assets of discontinued operations	38,864
Total assets	$1,842,447

12.   Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2005		2004
	(in thousands)
Cash paid for:
Income taxes	$35,624		$7,271
Interest	$43,038	*	$30,523
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition costs for business combinations, net	$11,848		$4,946

*                    Excludes the advanced interest of $2.0 million that was repaid on May 1, 2005 in conjunction with the semi-annual interest payments on the notes. See Note 7, “Debt.”

13.   Cash Dividends on DRS Common Stock

On November 3, 2005, the Board of Directors declared a $0.03 per common share cash dividend, which was paid on December 30, 2005 to stockholders of record as of December 15, 2005. Cash dividends of $0.8 million were paid in each of the first, second and third quarters of fiscal 2006. On February 8, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on March 30, 2006 to stockholders of record as of March 15, 2006.

14.   Contingencies and Related Party Transactions

Contingencies   The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company’s opinion, the Company has adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $4.5 million and $10.2 million at December 31, 2005 and March 31, 2005, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at December 31, 2005 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

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

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease.  In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. The initial remediation estimate for the CERCLA related cleanup of the Operable Unit 1 (the upper mine area) site was $0.8 million and a second, independent evaluation estimated remediation costs at $1.0 million. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In the Company’s view, this Work Plan included additional cleanup not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth.   As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine Site.

On December 6, 2005 the PRPs and NPS met to discuss the alternative EE/CA. The meeting focused on the technical merits of the alternative EE/CA and certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The differences included an alternative sampling technique and the inclusion of Operable Unit 2 (the lower mine area) in the EE/CA. In addition, certain legal issues relating to the process for implementing an agreed upon EE/CA were discussed. It is anticipated that further meetings will be held between the PRPs and NPS early in 2006. The potential liability can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to DRS during the nine months ended December 31, 2005 and 2004. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the nine months ended December 31, 2005 and 2004 were $2.2 million and $0.7 million, respectively.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provided legal services to DRS during the nine months ended December 31, 2005. The fees paid to Kronish Lieb Weiner & Hellman LLP were $0.2 million for the nine months ended December 31, 2005.

15.   Guarantor and Non-Guarantor Financial Statements

As further discussed in Note 7, “Debt,” at December 31, 2005, the Company has $550.0 million of 6 7/8% Senior Subordinated Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes. The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets, as of December 31, 2005 and March 31, 2005, the Condensed Consolidating Statements of Earnings for the three- and nine-month periods ended December 31, 2005 and 2004, and the Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 for:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
 As of December 31, 2005
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$241,077	$(398)	$18,987	$—	$259,666
Accounts receivable, net	4	195,633	23,613	—	219,250
Inventories, net	—	208,485	42,885	(27)	251,343
Prepaid expenses and other current assets	5,221	48,302	1,768	(2,230)	53,061
Intercompany receivables	753,266	—	23,926	(777,192)	—
Total current assets	999,568	452,022	111,179	(779,449)	783,320
Property, plant and equipment, net	13,266	126,245	5,731	—	145,242
Acquired intangibles, net	—	99,789	—	—	99,789
Goodwill	23,926	777,190	22,992	—	824,108
Deferred income taxes and other noncurrent assets	36,906	4,541	2,382	(4,415)	39,414
Investment in subsidiaries	403,911	49,635	—	(453,546)	—
Total assets	$1,477,577	$1,509,422	$142,284	$(1,237,410)	$1,891,873
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$135,690	$201	$—	$—	$135,891
Accounts payable	5,896	115,932	18,813	—	140,641
Accrued expenses and other current liabilities	28,456	205,163	20,269	(2,239)	251,649
Intercompany payables	—	476,744	12,627	(489,371)	—
Total current liabilities	170,042	798,040	51,709	(491,610)	528,181
Long-term debt, excluding current installments	558,868	2,652	—	—	561,520
Other liabilities	10,652	45,282	12,638	(4,415)	64,157
Total liabilities	739,562	845,974	64,347	(496,025)	1,153,858
Total stockholders’ equity	738,015	663,448	77,937	(741,385)	738,015
Total liabilities and stockholders’ equity	$1,477,577	$1,509,422	$142,284	$(1,237,410)	$1,891,873

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
 As of March 31, 2005
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$300,788	$(8,272)	$14,336	$—	$306,852
Accounts receivable, net	5	202,516	35,391	—	237,912
Inventories, net	—	165,036	43,105	—	208,141
Prepaid expenses and other current assets	4,645	35,180	2,309	—	42,134
Intercompany receivables	667,987	23,269	49,876	(741,132)	—
Total current assets	973,425	417,729	145,017	(741,132)	795,039
Property, plant and equipment, net	12,073	125,422	5,769	—	143,264
Acquired intangibles, net	—	100,030	—	—	100,030
Goodwill	24,093	768,303	23,011	—	815,407
Deferred income taxes and other noncurrent assets	30,068	3,803	1,679	(2,649)	32,901
Investment in subsidiaries	397,168	49,635	—	(446,803)	—
Total assets	$1,436,827	$1,464,922	$175,476	$(1,190,584)	$1,886,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,360	$292	$—	$—	$2,652
Accounts payable	3,146	85,922	22,154	—	111,222
Accrued expenses and other current liabilities	26,109	257,028	18,193	31	301,361
Intercompany payables	—	465,948	46,772	(512,720)	—
Total current liabilities	31,615	809,190	87,119	(512,689)	415,235
Long-term debt, excluding current installments	724,817	2,794	—	—	727,611
Other liabilities	8,967	51,916	14,131	(2,647)	72,367
Total liabilities	765,399	863,900	101,250	(515,336)	1,215,213
Total stockholders’ equity	671,428	601,022	74,226	(675,248)	671,428
Total liabilities and stockholders’ equity	$1,436,827	$1,464,922	$175,476	$(1,190,584)	$1,886,641

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
 Three Months Ended December 31, 2005
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$344,049	$51,528	$(6,087)	$389,490
Cost and expenses	19	301,347	49,372	(6,075)	344,663
Operating income	(19)	42,702	2,156	(12)	44,827
Interest income	2,163	(3)	123	—	2,283
Interest and related expense	12,432	43	(17)	—	12,458
Other income (expense), net	26	(204)	37	7	(134)
Management fees	561	(513)	(48)	—	—
Royalties	360	—	(360)	—	—
Intercompany interest	5,825	(5,990)	165	—	—
Earnings before minority interest and income taxes	(3,516)	35,949	2,090	(5)	34,518
Minority interest	—	—	477	—	477
Earnings before income taxes	(3,516)	35,949	1,613	(5)	34,041
Income taxes	(1,527)	15,079	750	(5)	14,297
Earnings (losses) from subsidiary entities	21,733	—	—	(21,733)	—
Net earnings	$19,744	$20,870	$863	$(21,733)	$19,744

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$288,772	$55,703	$(6,243)	$338,232
Cost and expenses	19	252,313	52,896	(6,245)	298,983
Operating income	(19)	36,459	2,807	2	39,249
Interest income	302	62	25	—	389
Interest and related expense	9,334	69	44	—	9,447
Other income (expense), net	27	(124)	(206)	—	(303)
Management fees	485	(446)	(39)	—	—
Royalties	586	—	(586)	—	—
Intercompany interest	6,289	(6,303)	14	—	—
Earnings before minority interest and income taxes	(1,664)	29,579	1,971	2	29,888
Minority interest	—	—	551	—	551
Earnings before income taxes	(1,664)	29,579	1,420	2	29,337
Income taxes	(709)	12,603	604	2	12,500
Earnings (losses) from subsidiary entities	18,416	—	—	(18,416)	—
Earnings from continuing operations	17,461	16,976	816	(18,416)	16,837
Earnings from discontinued operations, net of income taxes	—	624	—	—	624
Net earnings	$17,461	$17,600	$816	$(18,416)	$17,461

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2005
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$946,165	$159,614	$(15,900)	$1,089,879
Cost and expenses	2,455	835,122	149,714	(15,874)	971,417
Operating income	(2,455)	111,043	9,900	(26)	118,462
Interest income	5,907	54	267	—	6,228
Interest and related expense	36,849	126	(16)	—	36,959
Other income (expense), net	85	(140)	(407)	16	(446)
Management fees	1,614	(1,485)	(129)	—	—
Royalties	1,390	—	(1,390)	—	—
Intercompany interest	19,149	(19,645)	496	—	—
Earnings before minority interest and income taxes	(11,159)	89,701	8,753	(10)	87,285
Minority interest	—	—	1,559	—	1,559
Earnings before income taxes	(11,159)	89,701	7,194	(10)	85,726
Income taxes	(4,291)	34,541	2,770	(10)	33,010
Earnings (losses) from subsidiary entities	59,584	—	—	(59,584)	—
Net earnings	$52,716	$55,160	$4,424	$(59,584)	$52,716

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$808,499	$153,822	$(14,885)	$947,436
Cost and expenses	102	712,866	147,881	(14,968)	845,881
Operating income	(102)	95,633	5,941	83	101,555
Interest income	575	62	50	—	687
Interest and related expense	27,194	128	125	—	27,447
Other income (expense), net	167	(82)	(494)	(46)	(455)
Management fees	1,320	(1,212)	(108)	—	—
Royalties	1,378	—	(1,378)	—	—
Intercompany interest	20,647	(20,298)	(349)	—	—
Earnings before minority interest and income taxes	(3,209)	73,975	3,537	37	74,340
Minority interest	—	—	1,476	—	1,476
Earnings before income taxes	(3,209)	73,975	2,061	37	72,864
Income taxes	(1,386)	31,524	878	37	31,053
Earnings (losses) from subsidiary entities	45,456	—	—	(45,456)	—
Earnings from continuing operations	43,633	42,451	1,183	(45,456)	41,811
Earnings from discontinued operations, net of income taxes	—	1,822	—	—	1,822
Net earnings	$43,633	$44,273	$1,183	$(45,456)	$43,633

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
 Nine Months Ended December 31, 2005
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,344	$30,787	$18,323	$—	$59,454
Cash Flows from Investing Activities
Capital expenditures	(4,123)	(20,653)	(1,535)	—	(26,311)
Payments pursuant to business combinations, net of cash acquired	(54,489)	—	—	—	(54,489)
Other investing activities	22	(180)	1,126	—	968
Net cash used in investing activities	(58,590)	(20,833)	(409)	—	(79,832)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(681)	—	—	—	(681)
Repayments of long-term debt	(31,771)	(266)	—	—	(32,037)
Proceeds from exercise of stock options and warrants	9,750	—	—	—	9,750
Dividends paid	(2,508)	—	—	—	(2,508)
Repayments to (borrowings from) Parent	15,731	(1,814)	(13,917)	—	—
Net cash used in financing activities	(11,465)	(2,080)	(13,917)	—	(27,462)
Effects of exchange rates on cash and cash equivalents	—	—	654	—	654
Net (decrease) increase in cash and cash equivalents	(59,711)	7,874	4,651	—	(47,186)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$241,077	$(398)	$18,987	$—	$259,666

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
 Nine Months Ended December 31, 2004
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$15,736	$51,555	$14,057	$—	$81,348
Net cash provided by operating activities of discontinued operations	—	2,697	—	—	2,697
Net cash provided by operating activities	15,736	54,252	14,057	—	84,045
Cash Flows from Investing Activities
Capital expenditures	(1,950)	(17,348)	(1,444)	—	(20,742)
Payments pursuant to business combinations, net of cash acquired	(494)	(44,647)	—	—	(45,141)
Other investing activities	39	1,114	140	—	1,293
Net cash used in investing activities of continuing operations	(2,405)	(60,881)	(1,304)	—	(64,590)
Net cash used in investing activities of discontinued operations	—	(596)	—	—	(596)
Net cash used in investing activities	(2,405)	(61,477)	(1,304)	—	(65,186)
Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(82)	—	(82)
Repayment of long-term debt	(29,793)	(425)	—	—	(30,218)
Proceeds from senior subordinated notes	211,986	—	—	—	211,986
Debt and bond issuance costs	(3,745)				(3,745)
Repayments to (borrowings from) Parent	(6,746)	15,284	(8,538)	—	—
Proceeds from exercise of stock options	3,316	—	—	—	3,316
Net cash provided by (used in) financing activities of continuing operations	175,018	14,859	(8,620)	—	181,257
Net cash used in financing activities of discontinued operations	—	(23)	—	—	(23)
Net cash provided by (used in) financing activities	175,018	14,836	(8,620)	—	181,234
Effects of exchange rates on cash and cash equivalents	—	—	1,286	—	1,286
Net increase in cash and cash equivalents	188,349	7,611	5,419	—	201,379
Cash and cash equivalents, beginning of period	55,342	(5,630)	7,078		56,790
Cash and cash equivalents, end of period	$243,691	$1,981	$12,497	$—	$258,169

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

16.   Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal inventory costs, such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage), are required to be recognized as current period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS No. 151 are effective for the Company’s fiscal year beginning April 1, 2006. The Company is evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 beginning on July 1, 2005 and its adoption had no impact on its consolidated results of operations and financial condition.

The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction in the period earned and not as a tax-rate reduction. As such, QPA has no impact on our deferred tax assets or liabilities existing as of the enactment date. The Company will recognize a reduction in its provision for income taxes for the QPA deduction in the period(s) in which the Company is eligible for the deduction. The Company has completed its preliminary evaluation of the net impact of the Jobs Act, and has determined that the benefit from the phase-in of the QPA deduction will slightly exceed the lost benefit from the phase-out of the ETI exclusion.

The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the fiscal year ending March 31, 2006. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Through December 31, 2005, the Company has not provided deferred taxes on foreign earnings because the Company considers earnings of its foreign subsidiaries to be reinvested permanently. Whether the Company ultimately will take advantage of the temporary repatriation incentive depends on a number of factors, including analyzing IRS guidance. The Company expects to be in a position to finalize its decision regarding the temporary incentive during the fourth quarter fiscal of 2006. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

provision to date and, accordingly, there has been no effect on income tax expense (or benefit) included in these consolidated financial statements as of and for the nine months ended December 31, 2005. If it becomes apparent that the Company will repatriate all or any of its eligible earnings, a one-time tax charge to the Company’s consolidated results of operations could occur.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position and results of operations.

17.   Subsequent Events

Debt Repayment

During the week of January 9, 2006 the Company prepaid the remaining $135.7 million balance of its term loan, at its discretion, and will recognize a $1.1 million charge to interest and related expenses in the fourth quarter of fiscal 2006 for the  write-off of the balance of the term loan debt issuance costs, net of the recognition of a previously deferred gain for the termination of related interest rate swap agreements.

Acquisition of Engineered Support Systems, Inc.

On January 31, 2006 the Company completed its acquisition of Engineered Support Systems, Inc. (ESSI). In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, forming DRS’s third operating segment - the Sustainment Systems & Services Group. The acquisition will be accounted for under the purchase method.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI is expected to contribute a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

In the merger, each share of ESSI common stock was converted into the right to receive a combination of $30.10 in cash and 0.2628 of a share of DRS common stock. The cash portion of the acquisition aggregated approximately $1.3 billion at closing and the Company issued approximately 11.7 million shares of common stock. Total consideration for the acquisition was $1.9 billion, and the assumption of $74.0 million of ESSI’s net debt at closing. In addition to the purchase price, the estimated costs related to the acquisition approximated $22.5 million.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Financing of ESSI Acquisition

The Company financed the cash portion of the acquisition by utilizing existing excess cash on hand, revolving credit borrowings,  $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% convertible senior notes due 2026.

Simultaneously with the closing of our acquisition of ESSI, the Company entered into an amended and restated senior secured credit facility for up to an aggregate amount of $675.0 million, replacing the Company’s then existing Credit Facility. The amended and restated senior secured credit facility consists of (i) a seven-year term loan facility in an aggregate principal amount equal to $275.0 million, with principal repayable in quarterly installments at a rate of 1.00% per year and the balance to be repaid in equal quarterly installments beginning six years following the completion of the acquisition, and (ii) a six-year revolving credit facility in an aggregate principal amount of $400.0 million, to be repaid in full on the sixth anniversary of the closing date of the facility. Borrowings under the amended and restated senior secured credit facility will bear interest, at our option, at either the base rate (the higher of the prime rate announced by the commercial bank to be selected by the administrative agent to the facility or the federal funds effective rate plus 0.50%), plus an applicable margin, or at the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market, which is referred to as the Eurodollar Rate, plus an applicable margin.

The Convertible Notes will be senior unsecured obligations and will rank equally in right of payment with all of the Company’s senior indebtedness.  The Company will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, commencing with the six-month period beginning on February 1, 2011, if the trading price of a note for each of the five trading-day period ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. The amount of contingent interest payable per Convertible Note with respect to any six-month period will equal 0.50% per annum of the average market price of such note for the five trading day period referred to above.  The Company’s payment obligations under the Convertible Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of the Company’s existing and future domestic subsidiaries.  The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased.

The Convertible Notes may be converted into cash and, if applicable, shares of DRS’s common stock, based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $59.70 per share of common stock), subject to adjustment only under the circumstances described below. On or prior to February 1, 2010, the Convertible Notes may be converted by the holder only under the following circumstances:

•       during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of the Company’s common stock during such five trading-day period multiplied by the applicable conversion rate;

•       during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes as described in the debt agreement; or

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

•       if the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of DRS’s common stock (as provided below) initially at a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (equal to an initial conversion price of approximately $59.70 per share of common stock), only under the following circumstances:

•       during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of DRS’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter, is greater than or equal to 110% of the applicable conversion price;

•       on or after February 1, 2025;

•       during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of DRS’s common stock during such five trading-day period multiplied by the applicable current conversion rate;

•       during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes described in this offering memorandum; or

•       if the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

Upon any conversion, the Company will deliver cash and shares of DRS’s common stock, if any, with an aggregate value (the ‘‘conversion value’’) equal to the applicable conversion rate multiplied by the average of the closing sale prices of the Company’s common stock for each trading day in the 20 consecutive trading day period commencing after (and including) the third trading day following the date the Convertible Notes are tendered for conversion (the ‘‘applicable conversion period’’) as follows:

•  an amount in cash equal to the lesser of (a) the principal amount of Convertible Notes surrendered for conversion and (b) the conversion value, and

•  if the conversion value is greater than the principal amount of the Convertible Notes, an amount of whole shares of our common stock (the ‘‘excess value’’) equal to the sum of the daily share amounts for each trading day during the applicable conversion period. The Company will pay the excess value in shares of DRS common stock.

The Company may redeem the Convertible Notes in whole or in part for cash, upon not less than 30 days’ nor more than 60 days’ notice before the redemption date, at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of DRS’s common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a ‘‘make-whole’’ premium.  The Company may, at any time after February 4, 2011, redeem the Convertible Notes in whole or in part for cash, upon not less than 30 days’ nor more than 60 days’ notice before the redemption date, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Holders have the right to require the Company to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021, at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any) to but not including the purchase date.

On February 8, 2006 the Company sold an additional $45.0 million of Convertible Notes, pursuant to an over-allotment option exercised by the initial purchaser of the Convertible Notes.

ESSI Legal Matters

In connection ESSI acquisition, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below and could be deemed material.

In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered Support Systems, Inc. and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents.  The SEC staff also requested that ESSI produce certain documents in connection with the investigation.  The subpoenas related to trading in ESSI stock around ESSI’s earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions.

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop-work order relating to ESSI’s Deployable Power Generation and Distribution Systems (“DPGDS”) program for the U.S. Air Force, and relating to trading in ESSI stock by certain individuals associated with ESSI.

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.  On November 14, 2005, ESSI was informed by the Enforcement Division that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI, has been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003.  A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them.  ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the U.S. Attorney (St. Louis, MO office) was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure.  The U.S. Attorney has requested additional information in connection with this investigation, which ESSI continues to furnish.  We are unable to determine at this time either the timing of the SEC or U.S. Attorney investigations or the impact, if any, which the investigations could have on the Company.

Amendment to Certificate of Incorporation

On January 30, 2006, a special meeting of the Company’s stockholders was held, at which they approved an amendment to the certificate of incorporation of DRS Technologies, Inc. to increase the number of authorized shares of DRS common stock from 50,000,000 to 100,000,000 shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries, and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a discussion of business combination and disposal activity and a Company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Continuing Operations.” We then provide an analysis of cash flows and discuss our financial commitments under “Liquidity and Capital Resources” and “Contractual Obligations,” respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2005 Form 10-K.

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

Business Combinations and Disposals

On January 31, 2006 we completed our acquisition of Engineered Support Systems, Inc (ESSI). In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, forming DRS’s third operating segment—the Sustainment Systems & Services Group.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI is expected to contribute a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

In the merger, each share of ESSI common stock was converted into the right to receive a combination of $30.10 in cash and 0.2628 of a share of DRS common stock, valued at approximately $12.90, based on the average closing price of DRS’s common stock for the ten trading-day period ended

January 27, 2006. The cash portion of the acquisition aggregated approximately $1.3 billion at closing and we issued approximately 11.7 million shares of DRS common stock. Total consideration for the acquisition was $1.9 billion, and the assumption of $74.0 million of ESSI’s net debt at closing. In addition to the purchase price, the estimated costs related to the acquisition approximated $22.5 million.

The Company financed the cash portion of the acquisition by utilizing existing excess cash on hand, revolving credit borrowings,  $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% convertible senior notes due 2026 (with a 20% conversion premium).

On June 27, 2005, we acquired WalkAbout Computer Systems Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of WalkAbout have been included in our financial statements since the date of acquisition.

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our C4I Group.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, we recorded approximately $0.4 million for acquisition-related costs. The results of Codem’s operations have been included in our financial statements since the date of acquisition.

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

On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereinafter), a privately-held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. Through December 31, 2005 additional consideration of $4.6 million  was payable to the former owners of NVEC. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of NVEC’s operations have been included in our financial statements since the date of the acquisition.

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

Company Overview

DRS is a supplier of integrated defense electronic products, services and support. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets.

With the addition of ESSI, we have three principal operating segments, on the basis of products and services offered: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance and Reconnaissance (SR) Group, and the Sustainment Systems & Services Group (S3). All other operations, including the activities of our Corporate Headquarters and certain of our non-operating subsidiaries, are grouped in Other.

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

Our S3 Group (formerly ESSI) is comprised of the following business areas: Sustainment Systems, which designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the DoD as well as related heat transfer and air handling equipment for domestic commercial and industrial users and material handling equipment primarily for the U.S. Postal Service; Support Services, which provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, power generation and distribution equipment and vehicle armor kits, primarily for the military.

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

The markets for defense, related advanced technology systems, and sustainment and support systems for the remainder of fiscal 2006 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan. The war on terrorism continues to focus greater attention on homeland security and better communication and interplay between local, state and federal government agencies and U.S. military services. Our nation’s overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, missile defense, and improved information systems capability and security.

DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control, communications and computers (C4), and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

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

A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products, technologies and services in areas that complement our present business base.

We believe that our acquisition of ESSI provides several strategic benefits, including the following:

•       Strengthened alignment with future DoD requirements, which support the need for deployable and mobile forces, and capabilities to provide sustainment, reset, modernization and transformation services to our customers;

•       Opportunity to leverage ESSI’s well established services and support businesses to further expand our customer base with new relationships, enhance our access to additional program funding sources such as the DoD’s operations and maintenance accounts, and gain access to attractive and flexible contract vehicles;

•       Increased scale which strengthens our ability to secure new contracts by increasing visibility within the DoD and better serve existing customers with an expanded product base including products and services;

•       Increased program and customer diversification, most notably with the U.S. Air Force, in light of ESSI’s significant and complementary portfolio of contracts; and

•       The foundation to sell into the evolving homeland defense market by combining ESSI’s small scale systems integration capabilities with the combined company’s array of products and subsystems.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2005 Form 10-K. There were no significant changes in the Company’s critical accounting policies during the nine months ended December 31, 2005. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes and other management estimates.

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

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$389,490	$338,232	15.2%	$1,089,879	$947,436	15.0%
Operating income	$44,827	$39,249	14.2%	$118,462	$101,555	16.6%
Bookings	$304,151	$359,840	(15.5%)	$1,422,620	$1,038,775	37.0%
Other significant financial metrics
Interest and related expenses	$12,458	$9,447	31.9%	$36,959	$27,447	34.7%
Income taxes	$14,297	$12,500	14.4%	$33,010	$31,053	6.3%
Significant liquidity metrics (A)
Free cash flow	$14,408	$25,611	(43.7%)	$33,143	$60,606	(45.3%)
EBITDA	$54,994	$48,096	14.3%	$148,176	$129,972	14.0%

(A)  See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three- and Nine-Month Periods Ended December 31, 2005, Compared with the Three-and Nine-Month Periods Ended December 31, 2004

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended December 31, 2005 increased $51.3 million and $5.6 million, respectively, to $389.5 million and $44.8 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by our December 14, 2004 acquisition of NVEC and our April 15, 2005 and June 27, 2005 acquisitions of Codem and WalkAbout, respectively, which contributed incremental (current quarter over corresponding prior-year quarter) revenues of $31.1 million. Also contributing to the overall increase in revenues was increased shipments of certain rugged computer systems, thermal target acquisition and missile control subsystems and airborne training pods. Partially offsetting the overall increase in revenues were decreased DD(X)-related ship propulsion engineering services and lower shipments of certain turbine generator sets.

The growth in operating income in the third quarter of fiscal 2006, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and favorable margins from vision enhancement equipment for ground-based vehicles. Partially offsetting the overall increase in operating income were losses from DD(X)-related ship propulsion engineering as a result of the continued development of the permanent magnet motor technology, despite the U.S. Navy funding uncertainty. Fiscal 2006 third quarter operating income was also unfavorably impacted by cost growth on an electro-optical assembly program. The three recently acquired operating units, NVEC, Codem and WalkAbout, contributed $4.4 million of incremental operating income for the three-month period ended December 31, 2005. See Operating Segments discussion below for additional information.

Consolidated revenues and operating income for the nine-month period ended December 31, 2005 increased $142.4 million and $16.9 million, respectively, to $1.1 billion and $118.5 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by our acquisitions of NVEC, Codem and WalkAbout, which contributed incremental (current year-to-date over corresponding prior-year to date) revenues of $78.0 million. Also contributing to the overall increase in revenues were increased shipments of certain rugged computer systems, certain airborne training pods, vision enhancement equipment for ground-based vehicles, combat display workstations and flight range test and evaluation equipment. Partially offsetting the overall increase in revenues were decreased DD(X)-

related ship propulsion engineering services, lower shipments of certain turbine generator sets and lower volume from a light armored vehicle service life extension program which was substantially completed in fiscal 2005.

The growth in operating income for the nine months ended December 31, 2005, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues and favorable margins on vision enhancement equipment for ground-based vehicles, the integrated sensor command system and flight control computer contract manufacturing. Partially offseting the overall increase in operating income were losses from DD(X)-related ship propulsion engineering. NVEC, Codem and WalkAbout contributed $13.6 million to operating income for the nine-month period ended December 31, 2005. See Operating Segments discussion below for additional information.

Bookings   We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended December 31, 2005 decreased $55.7 million, versus the same period in the prior year, to $304.2 million. The primary drivers of the decline were the timing of receipt of certain significant bookings of ground-based electro-optical sighting and targeting systems, certain rugged computer systems, certain ground-based vehicle diagnostic systems and combat display workstations which were received in the first half of fiscal 2006. Our NVEC, Codem and WalkAbout acquisitions contributed combined bookings of $15.9 million.

Bookings for the nine-month period ended December 31, 2005 increased $383.8 million, versus the same period in the prior year, to $1.4 billion. The primary organic drivers of the increase are discussed above. Our NVEC, Codem, and WalkAbout acquisitions contributed combined incremental bookings of $78.4 million.

Interest and related expenses   Interest and related expenses increased $3.0 million and $9.5 million for the three- and nine-month periods ended December 31, 2005, respectively, as compared with the same period in the prior year, to $12.5 million and $37.0 million, respectively. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and nine-month periods ended December 31, 2005, as compared with the corresponding period in the prior-year, due to our December 23, 2004, issuance of $200 million of 6 7/8% senior subordinated notes (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at December 31, 2005 and 2004.

Income taxes   The provision for income taxes for the three- and nine-month periods ended December 31, 2005, reflected an effective income tax rate of approximately 42.0% and 38.5%, respectively, as compared with 42.6% in the same periods last year. Our effective tax rate declined primarily due to the favorable resolution of the Internal Revenue Service’s audit of our federal income tax returns for fiscal years 1999 through 2001. As a result of the outcome of the audit, we recorded a tax adjustment of approximately $3.0 million during the nine month period ended December 31, 2005. We anticipate our effective income tax rate for the year ended March 31, 2006, will approximate 40%.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin for the three- and nine-month periods ended December 31, 2005 and 2004, and the percentage increase or decrease of those current fiscal period items, as compared with the corresponding prior fiscal year period:

	Three Months Ended December 31,		Three Months Ended Percent Changes	Nine Months Ended December 31,		Nine Months Ended Percent Changes
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	(in thousands, except for percentages)
C4I Group
Revenues	$202,915	$189,033	7.3%	$587,825	$515,741	14.0%
Operating income	$23,866	$23,095	3.3%	$63,072	$55,772	13.1%
Operating margin	11.8%	12.2%	(3.7%)	10.7%	10.8%	(0.8%)
SR Group
Revenues	$186,575	$149,199	25.1%	$502,054	$431,695	16.3%
Operating income	$20,979	$16,173	29.7%	$57,844	$45,888	26.1%
Operating margin	11.2%	10.8%	3.7%	11.5%	10.6%	8.5%
Other
Operating loss	$(18)	$(19)	5.3%	$(2,454)	$(105)	(2237.1%)

Three-Month Period Ended December 31, 2005, Compared with the Three-Month Period Ended December 31, 2004

C4I Group   Revenues increased $13.9 million, or 7.3%, to $202.9 million for the three-month period ended December 31, 2005, as compared with the corresponding prior-year period. Operating income increased $0.8 million, or 3.3%, to $23.9 million. The increase in revenue was principally attributable to our acquisitions of Codem and WalkAbout, which contributed combined revenues of $14.3 million to the three-month period ended December 31, 2005. Also contributing to the overall increase in revenues were increased shipments of certain rugged computer systems, and volume from nuclear control panel displays and propulsion plant controls and larger surveillance tuners integration programs. Partially offsetting the overall increase in revenues were decreased DD(X)-related ship propulsion engineering services and decreased shipments of certain turbine generator sets.

The increase in operating income for the three-month period ended December 31, 2005, as compared to the corresponding period in the prior year, was driven primarily by the overall increase in revenues, as well as the $2.4 million operating income contribution from our acquisitions of Codem and WalkAbout, partially offset by DD(X)-related ship propulsion engineering losses, cost growth on certain turbine generator sets and severance-related charges at our power systems strategic business unit.

SR Group   Revenues increased $37.4 million, or 25.1%, to $186.6 million for the three-month period ended December 31, 2005, as compared with the corresponding prior-year period. Operating income increased $4.8 million, or 29.7%, to $21.0 million. The increase in revenues was primarily attributable to our December 14, 2004 acquisition of NVEC which contributed incremental revenues of $16.7 million. Revenues were also favorably impacted by increased shipments of certain thermal target acquisition and missile control subsystems and airborne training pods. Partially offsetting the overall increase in revenues were lower revenues from a light armored vehicle service life extension program which was substantially completed in fiscal 2005, and lower shipments of certain electro-optical sighting systems and unmanned aerial vehicles.

The increase in operating income for the three-month period ended December 31, 2005, as compared with the corresponding period in the prior year, was driven primarily by our acquisition of NVEC, which contributed $2.0 million to operating income, as well as favorable margins on driver vision enhancement equipment for ground-based vehicles and launch control electronics systems offset in part by cost growth on an airborne electro-optical assembly program. For the three months ended December 31, 2004, operating income was unfavorably impacted by a $1.0 million litigation-related charge.

Other   The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Nine-Month Period Ended December 31, 2005, Compared with the Nine-Month Period Ended December 31, 2004

C4I Group   Revenues increased $72.1 million, or 14.0%, to $587.8 million for the nine-month period ended December 31, 2005, as compared with the corresponding prior-year period. Operating income increased $7.3 million, or 13.1%, to $63.1 million.

The increase in revenue was largely attributable to increased shipments of certain rugged computer systems, combat display workstations, communications intelligence and signal intenlligence programs, and a cabling refurbishment program for the U.S. Army. Our acquisitions of Codem and WalkAbout contributed incremental revenues of $30.5 million to the nine-month period ended December 31, 2005. Partially offsetting the overall increase in revenues were decreased DD(X)-related ship propulsion engineering services and decreased shipments of certain turbine generator sets and satellite communication equipment.

The increase in operating income for the nine-month period ended December 31, 2005, as compared to the corresponding period in the prior year, was driven primarily by the overall increase in revenues, as well as the $6.0 million of incremental operating income contribution from our acquisitions of Codem and WalkAbout. Partially offsetting the overall increase in operating income were losses from DD(X)-related ship propulsion engineering services, cost growth on certain turbine generator sets and certain power conversion, distribution and machinery control equipment and severance-related charges at our power systems strategic business unit. Operating income for the nine months ended December 31, 2004 was unfavorably impacted by a $1.0 million increase in the estimated liability associated with the Miltope litigation, $1.6 million in severance-related charges and $0.6 million in inventory write-offs on certain rugged computer systems.

SR Group   Revenues increased $70.4 million, or 16.3%, to $502.1 million for the nine-month period ended December 31, 2005, as compared with the corresponding prior-year period. Operating income increased $12.0 million, or 26.1%, to $57.8 million. The increase in revenues was primarily attributable to our acquisition of NVEC, which contributed incremental revenues of $47.5 million. Revenues also were impacted favorably by increased shipments of airborne training pods, driver vision enhancement equipment for ground-based vehicles, flight range test and evaluation equipment, and electro-optical sensors and space electronics. Partially offsetting the overall increase in revenues were lower revenues from the light armored vehicle service life extension program which was substantially completed in fiscal 2005, and certain motor control products.

The increase in operating income for the nine-month period ended December 31, 2005, as compared with the corresponding period in the prior year, was driven by overall higher sales, our acquisition NVEC, which contributed $7.6 million to operating income, and favorable margins on drivers vision enhancement equipment and certain launch control electronics. The increase in operating income was partially offset by decreased margins on a certain second generation thermal imaging system. For the nine months ended December 31, 2004, operating income was unfavorably impacted by a $1.0 million litigation-related charge.

Other   The $2.5 million operating loss in Other in the nine-month period ended December 31, 2005 was driven primarily by a $2.0 million accrual recorded in the second quarter of fiscal 2006, in connection with a litigation reserve. (See Part II, Item 1. Legal Proceedings).

Results of Discontinued Operations

A consolidated summary of the operating results of the discontinued operations for the three- and nine-month periods ended December 31, 2004 are as follows:

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
	(in thousands)
Revenues	$8,212	$27,759
Earnings before taxes	$1,030	$3,020
Income tax expense	406	1,198
Earnings from discontinued operations	$624	$1,822

Liquidity and Capital Resources

	Nine MonthsEnded December 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities of continuing operations	$59,454	$81,348
Net cash provided by operating activities	$59,454	$84,045
Net cash used in investing activities of continuing operations	$(79,832)	$(64,590)
Net cash used in investing activities	$(79,832)	$(65,186)
Net cash used in financing activities of continuing operations	$(27,462)	$181,257
Net cash used in financing activities	$(27,462)	$181,234

Operating activities   During the nine months ended December 31, 2005, we generated $59.5 million of operating cash flow from continuing operations, $21.9 million less than the $81.3 million of operating cash flow from continuing operations generated in the same period in the prior year. Earnings from continuing operations increased $10.9 million to $52.7 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities decreased $1.3 million over the corresponding prior fiscal period, driven primarily by a net reduction in inventory reserves and bond premium amortization related to the $200.0 million senior subordinated notes issued on December 23, 2004, offset, in part by increased depreciation of fixed assets related to increased capital investments in the current and prior periods, and increased stock-based compensation.

Changes in assets and liabilities, net of effects from business combinations, used $29.5 million in cash for the nine months ended December 31, 2005. Inventories used $37.1 million of cash for the nine-month period ended December 31, 2005. Increased inventories in certain of our electro-optical infrared sighting and targeting businesses, and signals intelligence businesses were offset, in part, by decreased inventories within certain of our communications businesses. We expect to liquidate a significant amount of this inventory in the fourth quarter of fiscal 2006. Accrued expenses and other current liabilities used $30.9 million of cash during the period. The cash used by these accounts primarily resulted from interest payments on the 6 7/8% senior subordinated notes due 2013, the settlement of the Miltope litigation, income tax payments and the liquidation of certain contract-related reserves. Net liquidations in customer advances and net increases is prepaid expenses and other current assets used $8.0 million and $3.5 million in cash, respectively. Accounts payable increased $27.4 million as purchases required to build inventories exceeded related payments. Accounts receivable contributed $22.8 million to operating cash flow.

Investing activities   We paid $26.3 million for capital improvements during the nine-month period ended December 31, 2005, as compared with $20.7 million in the corresponding prior-year period. We expect our capital expenditures to range between $35.0 million to $45.0 million in fiscal 2006, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations, net of cash acquired, totaled $54.5 million driven by our acquisitions of Codem and Walkabout, $6.7 million of additional consideration paid to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies, L.P.), and $1.9 million in ESSI acquisition-related payments.

Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our amended and restated senior secured credit facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include proceeds from a sale of our common stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we determine to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

Financing Activities   For the nine-month period ended December 31, 2005, financing activities used $27.5 million in cash. Payments on long-term debt included $31.8 million of payments on our term loan, $30.0 million of which was paid at our discretion. Our discretionary term loan payments caused us to record a $0.6 million charge to interest and related expenses for the write-off of a portion of the related debt issuance costs. We repaid $2.0 million in advanced interest that we received in connection with the notes issued on December 23, 2004 (see below). For the nine months ended December 31, 2005, we received $9.8 million from the exercise of stock options and paid $2.5 million of cash dividends.

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 1, 2013 (the Notes). The Notes were issued under an indenture with The Bank of New York (the Indenture). Subject to a number of exceptions, the Indenture restricts our ability and the ability of our subsidiaries to incur more debt, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, pay dividends, and transfer or sell assets. The Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements” for additional disclosures.

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

The book value and fair value of the senior subordinated debt at December 31, 2005 was approximately $558.9 million and $522.5 million, respectively.

At December 31, 2005, we had a $411.0 million credit facility (the Credit Facility), consisting of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. As of December 31, 2005 and March 31, 2005, we had $135.7 million and $167.5 million, respectively, of term loans outstanding against the Credit Facility. The Credit Facility was guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it was collateralized by liens on substantially all of the assets of our subsidiary guarantors and certain of DRS’s other subsidiaries’ assets and by a pledge of certain of our non-guarantor subsidiaries’ capital stock. The weighted average interest rate on our term loans was 5.9%

as of December 31, 2005 (4.4% as of March 31, 2005), excluding the impact of the amortization of debt issuance costs. As of December 31, 2005, we had $139.5 million available under our revolving line of credit. There were no borrowings under our revolving line of credit as of December 31, 2005 and March 31, 2005.

During the three months ended December 31, 2005, the Company decided to prepay the remaining balance of its term loan in the fourth quarter of fiscal 2006. The term loan was repaid during the week of January 9, 2006, using available cash. As a result, the term loan has been classified as a current liability on the December 31, 2005 consolidated balance sheet.

Simultaneously with the closing of our acquisition of ESSI, we entered into an amended and restated senior secured credit facility for up to an aggregate amount of $675.0 million replacing our Credit Facility. We also issued $350.0 million aggregate principal amount of 6 5/8% Senior Notes due 2016 and $250.0 million aggregate principal amount of 7 5/8% Senior Subordinated Notes due 2018 and $300.0 million aggregate principal amount of 2% Senior Convertible Notes due 2026 (with a 20% conversion premium).

Interest on the Senior Notes and Senior Subordinated are paid semi-annually on February 1 and August 1 with payments commencing August 1, 2006.  Our obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally by certain of our existing and future domestic subsidiaries.

The Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of our senior indebtedness.  We will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, commencing with the six-month period beginning on February 1, 2011, if the trading price of a note for each of the five trading-day period ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. The amount of contingent interest payable per Convertible Note with respect to any six-month period will equal 0.50% per annum of the average market price of such note for the five trading day period referred to above.  Our payment obligations under the Convertible Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing and future domestic subsidiaries.  The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased.

The Convertible Notes may be converted into cash and, if applicable, shares of our common stock, based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $59.70 per share of common stock), subject to adjustment only under the circumstances described below. On or prior to February 1, 2010, the Convertible Notes may be converted by the holder only under the following circumstances:

•       during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of our common stock during such five trading-day period multiplied by the applicable conversion rate;

•       during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes as described in the debt agreement.

•       if we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of DRS’s common stock (as provided below) initially at a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (equal to an initial conversion price of approximately $59.70 per share of common stock), only under the following circumstances:

•       during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter, is greater than or equal to 110% of the applicable conversion price;

•       on or after February 1, 2025;

•       during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of our common stock during such five trading-day period multiplied by the applicable current conversion rate;

•       during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes described in this offering memorandum; or

•       if we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

Upon any conversion, we will deliver cash and shares of our common stock, if any, with an aggregate value (the ‘‘conversion value’’) equal to the applicable conversion rate multiplied by the average of the closing sale prices of our common stock for each trading day in the 20 consecutive trading day period commencing after (and including) the third trading day following the date the Convertible Notes are tendered for conversion (the ‘‘applicable conversion period’’) as follows:

•  an amount in cash equal to the lesser of (a) the principal amount of Convertible Notes surrendered for conversion and (b) the conversion value, and

•  if the conversion value is greater than the principal amount of the Convertible Notes, an amount of whole shares of our common stock (the ‘‘excess value’’) equal to the sum of the daily share amounts for each trading day during the applicable conversion period. We will pay the excess value in shares of our common stock.

We may redeem the Convertible Notes in whole or in part for cash, upon not less than 30 days’ nor more than 60 days’ notice before the redemption date, at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of our common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a ‘‘make-whole’’ premium. We may, at any time after February 4, 2011, redeem the Convertible Notes in whole or in part for cash, upon not less than 30 days’ nor more than 60 days’ notice before the redemption date, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date.

Holders have the right to require us to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021, at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any) to but not including the purchase date.

On February 8, 2006 we sold an additional $45.0 million of Convertible Notes, pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. We expect to use the net proceeds to repay indebtedness under our senior secured revolving line of credit.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of December 31, 2005, an aggregate of $36.8 million was contingently payable under letters of credit and bank guarantees. Approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of December 31, 2005 were issued outside of the Credit Facility and by a bank agreement for our U.K. subsidiary, respectively, that are not considered when determining the availability under our Credit Facility.

We have a mortgage note payable that is secured by a lien on our facility located in Palm Bay, Florida, and bears interest at a rate equal to the one-month LIBOR plus 1.65%. The balance of the mortgage as of December 31, 2005 and March 31, 2005 was $2.8 million and $3.0 million, respectively. Monthly payments of principal and interest totaling approximately $34 thousand will continue through December 1, 2016.

Accrued interest expense at December 31, 2005 and March 31, 2005 was approximately $7.1 million and $16.5 million, respectively.

Based upon our anticipated level of future operations, we believe that our existing cash and cash equivalents balances and our cash generated from operating activities, together with available borrowings under our amended and restated senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest and principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

Free Cash Flow   Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the three-month period ended December 31, 2005 was $14.4 million, or $11.2 million less than the $25.6 million of free cash flow in the corresponding period in the prior year. Free cash flow for the nine-month period ended December 31, 2005 was $33.1 million or $27.5 million less than the $60.6 million of free cash flow in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

EBITDA   Earnings from continuing operations before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended December 31, 2005 was $55.0 million, or $6.9 million greater than the $48.1 million of EBITDA in the corresponding period in the prior year. EBITDA for the nine-month period ended December 31, 2005 was $148.2 million, or $18.2 million greater than the $130.0 million of EBITDA in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations as set forth in the table below:

	As of December 31, 2005
	Payments Due by Period
	Total	Less than year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$688,543	$135,891	$423	$494	$551,735
Operating lease commitments	93,939	23,623	31,555	20,314	18,447
Acquisition earn-outs(A)	45,808	8,694	37,114	—	—
Purchase obligations(B)	51,358	39,677	11,681	—	—
Total contractual obligations	$879,648	$207,885	$80,773	$20,808	$570,182

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

We enter into standby letter-of-credit agreements and bank guarantees with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2005, we had contingent liabilities on outstanding letters of credit and bank guarantees as follows:

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Standby letters of credit	$36,461	$33,421	$3,040	$—
Bank guarantees	$377	$335	$42	$—

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions may not be indicative of future results. Backlog at December 31, 2005 was $1.6 billion, as compared with $1.3 billion at March 31, 2005. We booked $304.2 million and $1.4 billion in new orders for the three- and nine-month periods ended December 31, 2005.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended December 31, 2005 and 2004 were $12.1 million and $9.2 million, respectively, and $33.5 million and $26.1 million for the nine-month periods ended December 31, 2005 and 2004, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Earnings from continuing operations	$19,744	$16,837	$52,716	$41,811
Income taxes	14,297	12,500	33,010	31,053
Interest income	(2,283)	(389)	(6,228)	(687)
Interest and related expenses	12,458	9,447	36,959	27,447
Depreciation and amortization	10,778	9,701	31,719	30,348
EBITDA(A)	54,994	48,096	148,176	129,972
Income taxes	(14,297)	(12,500)	(33,010)	(31,053)
Interest income	2,283	389	6,228	687
Interest and related expenses	(12,458)	(9,447)	(36,959)	(27,447)
Deferred income taxes	(2)	4	(500)	(378)
Changes in assets and liabilities, net of effects from business combinations and divestitures	(7,409)	2,750	(29,549)	1,980
Other, net	1,354	3,481	5,068	7,587
Net cash provided by operating activities of continuing operations	24,465	32,773	59,454	81,348
Capital expenditures	(10,057)	(7,162)	(26,311)	(20,742)
Free cash flow(B)	$14,408	$25,611	$33,143	$60,606

(A)       We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

See Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for a discussion of the Company’s exposure to market risks. The significant changes in those risks since the filing of the above referenced Annual Report are described below.

Interest Rate Risk

Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, the Company entered into an amended and restated senior secured credit facility for up to an aggregate amount of $675.0 million, replacing the Company’s then existing Credit Facility. The amended and restated senior secured credit facility consists of (i) a seven-year term loan facility in an aggregate principal amount equal to $275.0 million, with principal repayable in quarterly installments at a rate of 1.00% per year and the balance to be repaid in equal quarterly installments beginning six years following the completion of the acquisition, and (ii) a six-year revolving credit facility in an aggregate principal amount of $400.0 million, to be repaid in full on the sixth anniversary of the closing date of the facility. Borrowings under the amended and restated senior secured credit facility will bear interest, at our option, at either the base rate (the higher of the prime rate announced by the commercial bank to be selected by the administrative agent to the facility or the federal funds effective rate plus 0.50%), plus an applicable margin, or at the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market, which is referred to as the Eurodollar Rate, plus an applicable margin.

Simultaneously with the closing of our acquisition of ESSI, we also entered into $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% convertible senior notes due 2026. The interest rates on our senior notes and our senior subordinated notes are fixed.

The Convertible Notes issued in connection with the acquisition of ESSI contain certain provisions that are considered embedded derivatives, as defined by Financial Accounting Standards Board Statement No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended. Such embedded derivatives may be required to be bifurcated from the host instrument and recorded at fair value on the balance sheet with subsequent changes in fair value recognized in our statement of operations. The values of the embedded derivatives are not expected to be material, based on the terms of the Convertible Notes.

Foreign Currency Exchange Risk

We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. Beginning in January 2006, in order to mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts. We account for these contracts as cash flow hedges.

At December 31, 2005, the Company had no open derivative contracts to manage market, interest or foreign currency risks.

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

(b)         Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals totaling $4.5 million and $10.2 million at December 31, 2005 and March 31, 2005, respectively, for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at December 31, 2005 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations for a particular reporting period.

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

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Inc. (IDT), and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease.  In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. The initial remediation estimate for the CERCLA related cleanup of the Operable Unit 1 (the upper mine area) site was $0.8 million and a second, independent evaluation estimated remediation costs at $1.0 million. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In our view, this Work Plan included additional cleanup not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth.   As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative (the lower mine area) Engineering Evaluation/Cost Analysis Work Plan (the “EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine Site.

On December 6, 2005 the PRPs and NPS met to discuss the alternative EE/CA. The meeting focused on the technical merits of the alternative EE/CA and certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The differences included an alternative sampling technique and the inclusion of Operable Unit 2 in the EE/CA. In addition, certain legal issues relating to the process for implementing an agreed upon EE/CA were discussed. It is anticipated that further meetings will be held between the PRPs and NPS early in 2006. The potential liability can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

On November 24, 2004, a lawsuit was filed in the United States District Court for the District of Colorado by ITT Industries, Inc., a corporation of the State of Indiana, against DRS Tactical Systems, Inc. The plaintiff alleged DRS breached a subcontract between DRS and ITT and sought damages in excess of $5.0 million. The claim generally related to the performance by DRS and our predecessors, DRS Tactical Systems (West), Inc. and Catalina Research Inc., under a subcontract for a component being supplied to ITT under ITT’s prime contract with the U.S. Army. On February 14, 2005, DRS Tactical Systems, Inc. filed its answer, affirmative defenses and counterclaims. The counterclaims alleged breach of contract and breach of duties of good faith and fair dealing and sought damages of no less than $1.8 million. We and ITT agreed to conduct nonbinding mediation, as a result of which the case was settled on August 31, 2005 with the execution of mutual releases and no damages due to either party.

In connection with the January 31, 2006 acquisition of Engineered Support Services, Inc. (“ESSI”), we were made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below and could be deemed material.

In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered Support Systems, Inc. and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents.  The SEC staff also requested that ESSI produce certain documents in connection with the investigation.  The subpoenas related to trading in ESSI stock around ESSI’s earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions.

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop-work order relating to ESSI’s Deployable Power Generation and Distribution Systems (“DPGDS”) program for the U.S. Air Force, and relating to trading in ESSI stock by certain individuals associated with ESSI.

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.  On November 14, 2005, ESSI was informed by the Enforcement Division that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI has been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003.  A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them.  ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the U.S. Attorney (St. Louis, MO office) was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure.  The U.S. Attorney has requested additional information in connection with this investigation, which ESSI continues to furnish.  We are unable to determine at this time either the timing of the SEC or U.S. Attorney investigations or the impact, if any, which the investigations could have on the Company.

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

DRS TECHNOLOGIES, INC.
Registrant
Date: February 9, 2006	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider
Chief Financial Officer