Form 10-K
period 2006-03-31
DRS TECHNOLOGIES INC
filed 2006-06-12
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The market value of shares of common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $1,370.9 million. The number of shares of common stock outstanding as of June 7, 2006 was 39,930,367.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held August 3, 2006 have been incorporated herein by reference into Part III of this Form 10-K.

Item 1.                    Business

References in this Annual Report on Form 10-K to “DRS Technologies,” “DRS,” “the Company,” “we,” “our” and “us” refer to DRS Technologies, Inc., its wholly-owned subsidiaries and majority-owned partnership.

General

DRS is a leading supplier of defense electronic products and systems and military support services. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We focus on several key areas of importance to the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. Incorporated in 1968, we have served the defense industry for over 37 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. We also have contracts that support future military platforms, such as the CVN-78 next generation aircraft carrier, Littoral Combat Ship and Future Combat System. In addition, as a result of our recent acquisition of Engineered Support Systems, Inc. DRS provides sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination shelters and heavy equipment transport systems. We also provide support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces and certain foreign militaries, homeland security forces, and selected government and intelligence agencies.

Available Information

The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is (973) 898-1500. Our web address is http://www.drs.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (SEC). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at 100 F Street N.E., Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov or at www.drs.com.

We provide free of charge on our web site, under the heading “Investor Info,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

The corporate governance information in our web site includes our Code of Ethics and Code of Business Conduct for all employees of DRS, including senior financial personnel and our Board of Directors. In addition, amendments to and waivers granted to our directors and executive officers under our Code of Ethics, if any, will be posted in this area of our web site. These corporate governance documents can be accessed by visiting our web site and clicking on the “Corporate Info” link followed by the “Ethics Program” link. You can request a copy of our Code of Ethics at no cost by contacting Investor Relations at (973) 898-1500.

Company Organization

We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. Our segments are: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance & Reconnaissance (SR) Group and the Sustainment Systems & Services (S3) Group. All other operations, primarily our Corporate Headquarters, are grouped in Other.

On January 31, 2006, we acquired all of the outstanding stock of Engineered Support Systems, Inc. (ESSI) forming our third operating segment, the S3 Group. The total transaction value was approximately $1.93 billion. The acquisition is more fully described in Fiscal 2006 Acquisitions below.

On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast). The operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations” which includes the gain on their sale. The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004.

A summary of the operating results of the discontinued operations for the years ended March 31, 2005 and 2004 is more fully described under Note 1.A., in our Consolidated Financial Statements for the year ended March 31, 2006.

Financial information on our reportable business segments is presented in Note 14 to our Consolidated Financial Statements, which are included in this Form 10-K. See Item 8. Financial Statements and Supplementary Data. Additional financial data and commentary on the results of operations for the operating segments are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which also is included in this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The data and comments should be referred to in conjunction with the summary description of our operating segments, which follows.

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

Surveillance & Reconnaissance Group

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance & Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, and unmanned vehicles, electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

Sustainment Systems & Services Group

The S3 Group is comprised of the following business areas: Sustainment Systems, which designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the DoD, as well as related heat transfer and air handling equipment and power generation and distribution equipment for domestic commercial and industrial users; and Support Services, which provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, and vehicle armor kits for military, humanitarian, disaster recovery and emergency responder applications.

Other.   “Other” includes the activities of DRS Corporate Headquarters and certain of our non-operating subsidiaries.

Industry Background

The U.S. military has worked to meet the changing threats that have evolved since the mid-1980s with a focus on lighter, faster and more intelligent weapons and an emphasis on intelligence, surveillance and reconnaissance. This change in focus, the end of the Cold War and the subsequent reduction in defense spending led to consolidation in the defense industry. Today, we believe the industry is dominated by five domestic prime contractors and a few large European defense companies with an increasing presence in the U.S. markets. These large prime contractors have shifted their business strategies to focus on platforms and systems integration and consequently subcontract the development of many systems and subsystems.

Events of the last five years, including the global war on terrorism, Operation Enduring Freedom and Operation Iraqi Freedom, have altered the defense and homeland security environment of the United States. We believe these events will likely continue to have a significant impact on the markets for defense and advanced technology products for the next several years. The DoD continues to focus on both supporting ongoing operations and transforming our military to confront future threats. We believe that the current business, political and global environments will create new opportunities for mid-tier defense companies like DRS to develop strategic relationships with the government and prime contractors. Through these relationships, we believe we can provide new systems and subsystems, which are capable of meeting the military’s evolving requirements.

Business Strategy

Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

•       Leverage Incumbent Relationships.   We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a “best value” provider for our customers. “Best value” is a DoD contracting theme which focuses supplier selection on a variety of criteria, including supplier’s past performance, instead of solely on lowest price.

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

•       Leverage Combination of Service and Product Capabilities to Better Serve Customers.   We intend to leverage the combination our product portfolio and service capabilities to better serve our military customers. As our S3 Group becomes fully integrated into DRS, our new contract bidding efforts will emphasize the benefits of an integrated products and services offering to our customers.

•       Continue to React Quickly to the Changing Defense Environment.    In addition to being well positioned for conventional warfare roles, we intend to continue to adapt our products, such as thermal imaging, ruggedization and communication products, to address evolving military requirements, such as rapid deployment and containment of non-conventional threats including terrorism.

•       Capitalize on the Department of Defense’s Emphasis on Transformation and Modernization.   The DoD has emphasized its goal to transform the U.S. military into a nimble, light and network-centric force. We believe our expertise in electro-optics, power management, training and test, signals intelligence, rugged computers, advanced communications, network systems and sustainment systems and services fits well into the DoD’s technological focus. We also intend to continue to supply upgrades for force modernization of the current force through back fit and forward fit initiatives.

•       Pursue Strategic Acquisitions.    We plan to continue our participation in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base, build on our existing customer relationships and enhance our ability to enter new markets.

Fiscal 2006 Acquisitions

On January 31, 2006, we completed our acquisition of Engineered Support Systems, Inc. (ESSI). In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, with the ESSI operating units forming DRS’s third operating segment—the S3 Group.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. We believe ESSI will contribute a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment. The results of ESSI have been included in our financial statements since the date of acquisition.

The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. The stock component of the consideration included 11.7 million shares of DRS common stock and was valued using the average stock price of DRS common stock on the measurement date of the merger, January 27, 2006, and two days before and after the measurement date, which approximated $587.3 million. Total consideration for the acquisition was $2.0 billion, and the assumption of approximately $78.5 million of ESSI’s debt at closing. In addition to the purchase price, the estimated costs related to the acquisition approximated $25.5 million.

We financed the cash portion of the acquisition by utilizing existing cash on hand, revolving credit borrowings, $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% convertible senior notes due 2026 (with a 20% conversion premium).

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. Approximately $0.2 million of additional consideration was accrued in the fourth quarter of fiscal 2006, as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.2 million for acquisition-related costs. The results of WalkAbout have been included in our financial statements since the date of acquisition.

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our C4I Group.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. Approximately $0.3 million of additional consideration was accrued in the fourth quarter of fiscal 2006, as a result of achieving certain bookings targets. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs. The results of Codem’s operations have been included in our financial statements since the date of acquisition.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced our existing intelligence product base. Codem is being managed as a part of our C4I Group.

Customers

We sell a significant portion of our products to agencies of the U.S. government, primarily the DoD, to international government agencies and to prime contractors and their subcontractors. Approximately 87%, 84% and 85% of total consolidated revenues for fiscal 2006, 2005 and 2004, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Export sales accounted for approximately 10%, 14% and 12% of total consolidated revenues in the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Backlog

The following table sets forth our backlog by major product group (including enhancements, modifications and related logistics support) at the dates indicated. “Backlog” refers to the aggregate revenues remaining to be earned at a specified date under contracts held by us, including U.S. government contracts, to the extent the funded amounts under such a contract have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the full value of contract awards nor does it include the sales value of unexercised options that may be exercised in the future. Backlog also includes all firm orders for commercial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

	March 31,
	2006	2005	2004
	(in thousands)
U.S. government	$2,101,446	$1,096,275	$917,630
Foreign governments	240,976	171,880	227,980
	2,342,422	1,268,155	1,145,610
Commercial products	53,640	46,623	50,436
	$2,396,062	$1,314,778	$1,196,046

We expect to record as revenues approximately 74% of our funded backlog as of March 31, 2006 during fiscal 2007. However, there can be no assurance that our entire funded backlog will become revenues in future periods.

Research and Development

We conduct research and development programs to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and by part of customer-funded development contracts.

We recorded revenues for customer-sponsored research and development of approximately $106.1 million, $93.1 million and $74.4 million for fiscal 2006, 2005 and 2004, respectively. Such customer-sponsored activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $47.6 million, $38.9 million and $27.4 million for fiscal 2006, 2005 and 2004, respectively.

Contracts

A significant portion of our revenue is derived from long-term programs and from programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A large percentage of our revenue is derived from programs that are in the production phase.

No single program represented more than 10% of revenues for the years ended March 31, 2006, 2005 and 2004. We have a diverse business mix with limited dependence on any single program.

The percentages of revenues during fiscal 2006, 2005 and 2004 attributable to our contracts by contract type were as follows:

	March 31,
	2006	2005	2004
Fixed-price	83%	81%	82%
Cost-type	17%	19%	18%

Our contracts are normally for production, services or development. Production contracts are typically of the fixed-price variety with development contracts of the cost-type variety. We believe continued predominance of fixed-price contracts is reflective of the fact that production contracts comprise a significant portion of our U.S. government contract portfolio. Fixed-price contracts may provide for a fixed price or they may be fixed-price incentive contracts. Under the fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price incentive contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

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

Under generally accepted accounting principles in the United States (GAAP), contract costs, including applicable general and administrative expenses on certain long-term government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations, incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the Federal Acquisition Regulations, are excluded from costs accumulated on U.S. government contracts. Work-in-process inventory includes general and administrative costs (which include internal research and development costs, and bid and proposal costs) of $63.9 million and $47.4 million at March 31, 2006 and 2005, respectively.

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

Under the Truth in Negotiations Act of 1962 (Negotiations Act), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications, to determine whether DRS furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If DRS fails to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement, as defined by the Negotiations Act.

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

Competition

Our products are sold in markets in which several of our competitors are substantially larger than we are, devote substantially greater resources to research and development, and, generally, have greater financial resources. We face a variety of competitors, including BAE Systems PLC, Raytheon Company and L-3 Communications Holdings, Inc. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

•       The performance, flexibility and price of our products;

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

In addition to the military sector, we compete with a large number of suppliers to commercial and industrial air handling customers on the basis of both performance and price.

Patents and Licenses

We have patents on certain of our commercial and data recording products, semiconductor devices, rugged computer related items, electro-optical and focal plane array products, in addition to other products. We and our subsidiaries have certain registered trademarks, none of which are considered material to our current operations. We believe our patent position and intellectual property portfolio in the aggregate are valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

When we work on U.S. government contracts, the U.S. government may have contractual rights to data for our “core” technologies, source codes and other developments associated with such government contracts. Records of our data rights are maintained in order to claim these rights as our proprietary technology, but it may not always be possible to delineate our proprietary developments from those developed under U.S. government contracts. The protection of our data from use by other U.S. government contractors is subject to negotiation from time to time between us and the U.S. government. The extent of the government’s data rights in any particular product generally depends upon whether the product was developed under a government contract and the degree of government funding for the development of such product.

Manufacturing and Supplies

Our manufacturing processes for most of our products include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials and insulated wire and cables. In addition, many of our products use machine castings and housings, motors, and recording and reproducing heads.

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

International Operations and Export Sales

We currently sell several of our products and services internationally, such as to Canada, the United Kingdom, Israel, Spain and Australia, as well as other countries. International sales of DRS’s U.S. products and services are subject to export licenses granted on a case-by-case basis by the U.S. Department of State and Department of Commerce. In addition, the U.S. government prohibits or restricts the export of some of DRS’s products. Our international contracts generally are payable in U.S. dollars. Export sales accounted for approximately 10%, 14% and 12% of total revenues in the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

There are two principal contracting methods used by DRS for export sales: Direct Foreign Sales (DFS) and the U.S. government’s Foreign Military Sales (FMS). In a DFS transaction, the contractor sells directly to the foreign country and assumes all the risks in the transaction. In a FMS transaction, the sale is funded by, contracted by and made to the U.S. government, which in turn sells the product to the foreign country.

We currently operate in Canada through our C4I Group, SR Group and S3 Group and in the United Kingdom through our C4I Group.

Our international operations involve additional risks for us, such as exposure to currency fluctuations, future investment obligations and changes in international economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries.

Seasonality

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Environmental Matters

The Company’s operations include the use, generation and disposal of hazardous materials. The Company is subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean up of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations or financial condition.

EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS OF THE REGISTRANT

Executive Officers

The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name	Age	Position
Mark S. Newman	56	Chairman of the Board, President and Chief Executive Officer
Vice Admiral Michael L. Bowman, USN (Ret.)	62	Executive Vice President, Washington Operations
Nina Laserson Dunn	59	Executive Vice President, General Counsel and Secretary
Robert F. Mehmel	43	Executive Vice President, Chief Operating Officer
Richard A. Schneider	53	Executive Vice President, Chief Financial Officer

Mark S. Newman is Chairman of the Board, President and Chief Executive Officer. He joined us in 1973, four years after our founding, and became President and CEO in 1994, after serving many years as our Chief Financial Officer. He was named a director in 1988, and in 1995, was elected Chairman of the Board. He is active with many important professional organizations. He is a member of the Board of Governors of the Aerospace Industries Association and is a director on the boards of Business Executives for National Security, the Commerce and Industry Association of New Jersey and the New Jersey Technology Council. He also serves as a member of the Navy League of the United States, the National Defense Industrial Association, the Association of the U.S. Army and the Surface Navy Association, among other professional affiliations. He is a past chairman of the American Electronics Association. He is also a director of Congoleum Corporation, Refac Optical Group and EFJ, Inc.

Vice Admiral Michael L. Bowman, USN (Ret.) has been our Executive Vice President, Washington Operations since June 2005. He served as our Senior Vice President, Washington Operations from the time he joined us in March 2001 until June 2005. Prior to that, he served for 35 years with the U.S. Navy, including a number of assignments in the Washington, D.C. area involving Congressional relations in support of Navy and Marine Corps defense issues. Initially heading the Senate Liaison Office of the Secretary of the Navy, he later was appointed Chief of Legislative Affairs, responsible for the coordination of all Department of the Navy issues in the U.S. House of Representatives and the Senate.

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

Robert F. Mehmel is Executive Vice President, Chief Operating Officer since May 11, 2006. He joined us as Executive Vice President, Business Operations and Strategy in January 2001. Before joining DRS, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, Planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc. He is also a member of the Board of Directors of United Industrial Corporation.

Richard A. Schneider joined us in 1999 as Executive Vice President and Chief Financial Officer. He also served as our Treasurer until November 20, 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 30 years of experience in corporate financial management.

Employees

As of March 31, 2006, we had approximately 9,800 employees, approximately 9,400 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 92 of our employees at DRS Power & Control Technologies are represented by a labor union and are covered by a collective bargaining agreement through March 2009. Two DRS Power & Control Technologies employees are represented by a separate labor union and are covered by a collective bargaining agreement through October 2006. Approximately 130 employees from DRS Test & Energy Management, Inc. are represented by a union and are covered by a collective bargaining agreement that expires in May 2009. Approximately 304 of our employees at DRS Systems & Electronics are covered under a collective bargaining agreement that expires in March 2008. We believe that our relations with our employees generally are good.

Item 1A.   Risk Factors

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. Information in this Form 10-K should be considered carefully by investors in light of the risk factors described below.

Our revenues depend on our ability to maintain our level of government business. The loss of our contracts with domestic and non-U.S. government agencies could adversely affect our revenues.

We derive the substantial majority of our revenues from contracts or subcontracts with domestic and non-U.S. government agencies. A significant reduction in the purchase of our products by these agencies would have a material adverse effect our business. For the fiscal years ended March 31, 2006, 2005 and 2004, approximately 87%, 84% and 85%, respectively, of our revenues were derived directly or indirectly from defense-industry contracts with the U.S. government and its agencies. In addition, for the fiscal years ended March 31, 2006, 2005 and 2004, approximately 9%, 12% and 10% of our revenues were derived directly or indirectly from sales to foreign governments, respectively. Therefore, the development of our business in the future will depend upon the continued willingness of the U.S. government and its prime contractors to commit substantial resources to defense programs and, in particular, upon the continued purchase of our products, and other products which incorporate our products, by the U.S. government. In particular, the current funding demands on the U.S. government combined with a potential reduction of forces in Iraq, may lead to lower levels of government defense spending.

The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, in which the U.S. government may:

•       terminate contracts at its convenience;

•       terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•       cancel multi-year contracts and related orders if funds become unavailable;

•       shift its spending priorities;

•       adjust contract costs and fees on the basis of audits done by its agencies; and

•       inquire about and investigate business practices and audit compliance with applicable rules and regulations.

In addition, as defense businesses, we are subject to the following risks in connection with government contracts:

•       the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•       the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed-price contracts;

•       the risk of fluctuations or a decline in government expenditures due to any changes in the DoD budget or appropriation of funds;

•       when we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs;

•       restriction or potential prohibition on the export of products based on licensing requirements; and

•       government contract wins can be contested by other contractors.

Our revenues will be adversely affected if we fail to receive renewal or follow-on contracts.

Renewal and follow-on contracts are important because our contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of our contracts with the U.S. government is between one and three years. The loss of revenues from our possible failure to obtain renewal or follow-on contracts may be significant because our U.S. government contracts account for a substantial portion of our revenues.

Our operating results may fluctuate.

Our results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors include:

•       the termination of a key government contract;

•       the size and timing of new contract awards to replace completed or expired contracts; and

•       changes in DoD policies, budgetary priorities and allocation of funding.

We may not be successful in implementing our growth strategy if we are unable to identify, acquire and finance suitable acquisition targets.

Finding and consummating acquisitions is an important component of our growth strategy. Our continued ability to grow by acquisition is dependent upon the availability of acquisition candidates at reasonable prices and our ability to obtain additional acquisition financing on acceptable terms. We experience competition in making acquisitions from larger companies with significantly greater resources. We are likely to use significant amounts of cash, issue additional equity securities or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business. There can be no assurance that we will be able to procure the necessary funds to effectuate our acquisition strategy on commercially reasonable terms, or at all. In addition, as our revenue growth has been historically attributable largely to our successful acquisition strategy, failure to identify, consummate or integrate suitable acquisitions could lead to a reduced rate of revenue growth, operating income and net earnings in the future.

Integration of the operations of recent acquisitions will be complex, time-consuming and expensive and may adversely affect the results of our operations after the acquisition.

The anticipated benefits of our acquisitions will depend in part on whether we can integrate our operations in an efficient, timely and effective manner. Integrating our acquisitions will be a complex, time-consuming and expensive process. Our acquisition of Engineered Support Systems, Inc. (ESSI) on January 31, 2006 represents our largest and most significant acquisition to date. Successful integration will require, among other things, combining the companies’:

•       business development efforts;

•       key personnel;

•       geographically separate facilities; and

•       business processes and cultures.

We may not accomplish this integration successfully and may not realize the benefits contemplated by combining the operations of both companies. In the course of our due diligence investigation of ESSI, we determined that ESSI and various of its subsidiaries may not have adequate export authorizations. Accordingly, we may be required to make disclosures to governmental agencies and may be subject to fines and penalties as a result of ESSI’s actions or inaction prior to the acquisition. We expect to make changes to ESSI’s export compliance program, and we may be required to alter the business practices of ESSI in order to comply with our business practices and standards or applicable federal, state, local and foreign laws. Any remedial efforts that we take may require significant management attention and resources and may delay production or require modification to existing products and programs. The diversion of our attention to the integration effort and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of our business.

If we are unable to successfully integrate ESSI and other companies we acquire into our operations on a timely basis, our profitability could be negatively affected.

We expect that our acquisition of ESSI will result in certain business opportunities and growth prospects. We, however, may never realize these expected business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business. Our assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. Acquisitions involve numerous risks, including, but not limited to:

•       difficulties in assimilating and integrating the operations, technologies and products acquired;

•       the diversion of our management’s attention from other business concerns;

•       current operating and financial systems and controls may be inadequate to deal with our growth;

•       the risk that we will be unable to maintain or renew any of the government contracts of businesses we acquire;

•       the risks of entering markets in which we have limited or no prior experience; and

•       the loss of key employees.

If these factors limit our ability to integrate the operations of our acquisitions, including ESSI, successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for businesses we acquire, including ESSI, may be different from the strategies that such business currently is pursuing. If our strategies are not the proper strategies for a company we acquire, it could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

In addition, there may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with or liability pursuant to applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions, including, but not limited to, possible purchase price adjustments. We cannot assure you that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profit or cause a loss.

We provide our services primarily through two types of contracts: fixed-price and cost-type contracts. Approximately 83%, 81% and 82% of our total revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, were derived from fixed-price contracts, which require us to perform services under a contract at a stipulated price. We derived approximately 17%, 19% and 18% of our revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, from cost-type contracts by which we are reimbursed for incurred costs and receive a fee that, depending on the contract, is either dependent on cost savings and/or performance or is a fixed fee which is negotiated but limited by statutes.

We assume greater financial risk on fixed-price contracts than on cost-type contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. In particular, because of their inherent uncertainties and consequent cost overruns, development contracts have historically been less profitable than production contracts. Although we believe that adequate provision for our costs of performance is reflected in our consolidated financial statements, we can give no assurance that this provision is adequate or that losses on fixed-price and cost-type contracts will not occur in the future. We also cannot assure you that current cost-type contracts will not be changed to fixed-price contracts.

We may experience production delays if suppliers fail to deliver materials to us.

Our manufacturing process for certain products consists primarily of the assembly of purchased components and testing of the product at various stages in the assembly process.

Although we can obtain materials and purchase components for these products from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, we believe that we would probably find other sources; however, this could result in added cost and manufacturing delays. We have not experienced significant production delays attributable to supply shortages, but we occasionally experience procurement problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to our electro-optical products, certain materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our total funded backlog as of March 31, 2006 was approximately $2.4 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could negatively impact our revenues and results of operations.

Our international operations expose us to risks of losses.

Approximately 9%, 12% and 10% of our revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, were derived from sales to foreign governments. We are exploring the possibility of expansion into additional international markets, and our acquisition of ESSI may provide entry into additional international markets. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

•       political and economic instability in foreign markets;

•       inconsistent product regulation by foreign agencies or governments;

•       imposition of product tariffs and burdens;

•       cost of complying with a wide variety of international and U.S. export laws and regulatory requirements, including the Foreign Corrupt Practices Act, the Export Administration Act and the Arms Export Control Act (and the regulations promulgated thereunder);

•       lack of local business experience;

•       foreign currency fluctuations;

•       difficulty in enforcing intellectual property rights; and

•       language and other cultural barriers.

We face competition in the military electronics and services industries.

The military electronics and services industries in which we participate are highly competitive and characterized by rapid technological change. Our potential inability to improve existing product lines and develop new products and technologies could have a material adverse effect on our business. In addition, our competitors could introduce new products with greater capabilities, which could have a material adverse effect on our business. We also compete with these entities with respect to identifying targets and consummating our acquisition strategy.

There are many competitors in the markets in which we sell our products. Many of these competitors are substantially larger than us, devote substantially greater resources to research and development, and generally have greater financial and other resources. Consequently, these competitors may be better positioned to take advantage of economies of scale and develop new technologies. Some of these competitors are also our suppliers and customers.

In the military sector, we compete with many large and mid-tier defense contractors on the basis of performance, cost, overall value, delivery and reputation. As U.S. defense spending decreased in the early 1990s, the industry experienced substantial consolidation, increasing the market share of certain companies.

We are dependent in part upon our relationships and alliances with industry participants in order to generate revenue.

We rely on the strength of our relationships with military industry organizations to form strategic alliances. Some of our industry partners assist us in the development of some of our products through teaming arrangements. Under these teaming arrangements, our industry partners usually have borne a portion of the expenses associated with our research and development of new and existing products, which are the subject of such agreements. We cannot assure you that our industry partners will continue to bear these expenses in the future. If any of our existing relationships with our industry partners were impaired or terminated, we could experience significant delays in the development of our new products ourselves, and we would incur additional development costs. We would need to fund these costs internally or identify new industry partners.

Some of our likely industry partners are also potential competitors, which may impair the viability of new strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our industry partners’ perception of us. Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the military industry.

The U.S. government’s right to use technology developed by us limits our intellectual property rights.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you we could successfully do so.

We are subject to government regulation, which may require us to obtain additional licenses and could limit our ability to sell our products outside the United States.

The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations and the International Traffic in Arms Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to export such products or to generate revenues from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with government regulations also may subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

In order to sell our products in European Union countries, we must satisfy certain registrations and technical requirements. If we were unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe could be restricted, which could have a material adverse effect on our business.

We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities.

Our operations, like those of other companies engaged in similar businesses, are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We can be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired may have sent waste, including the Orphan Mine site in the Grand Canyon National Park, Arizona, which is currently subject to a government investigation. We could be held liable for such contamination. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require us to make additional expenditures, some of which could be material.

ESSI currently is subject to investigations by the Enforcement Division of the SEC and the Office of the U.S. Attorney for the Eastern District of Missouri, each of which could require significant management attention and legal resources and could have a material adverse effect on the Company.

In December 2004, ESSI, prior to its acquisition by us, was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered Support Systems, Inc., and in September 2005, ESSI received notice that the SEC staff had expanded the scope of its investigation to include ESSI’s disclosure of a November 2004 stop-work order relating to ESSI’s Deployable Power Generation and Distribution Systems program (“DPGDS”). In connection with the investigation, ESSI and certain of its directors and officers have received subpoenas and provided information and testimony to the SEC and one former director, officer and consultant has received a so-called Wells notice. ESSI continues to furnish information required by the SEC and otherwise to cooperate in connection with the investigation.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered it to be a subject of its investigation, ESSI was not a target.  In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI continues to furnish.

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time we acquired it.  Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised us that ESSI is not a target.  Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney’s office has further advised us that it considers the Company to be a witness, not a subject or target of its investigation.

The Company is committed to full cooperation with regard to the foregoing investigations.  We are unable to determine at this time either the timing of the investigations or the impact, if any, which the investigations could have on the Company. See Item 3. “Legal Proceedings.”

A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.

There is a continuing demand for qualified technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the military industry is intense, and there is a limited number of persons with knowledge of and experience in this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

Our operations involve rapidly evolving products and technological change.

The rapid change of technology is a key feature of the market for our defense applications. To succeed, we will need to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-sponsored research and development, as well as from internally funded research and development. We cannot guarantee that we will continue to maintain comparable levels of research and development. In the past, we have allocated substantial funds to capital expenditures, and we intend to continue to do so in the future. Even so, we cannot assure you that we will successfully identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary. We may incur substantial additional indebtedness in the future.

Our total debt outstanding as of March 31, 2006 was approximately $1.8 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our obligations. For example, our levels of indebtedness could, among other things:

•       limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes or make such financing more costly;

•       require us to dedicate all or a substantial portion of our cash flow to service our debt, which will reduce funds available for other business purposes, such as capital expenditures, research and development, dividends or acquisitions;

•       limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•       place us at a competitive disadvantage relative to our competitors with less indebtedness;

•       render us more vulnerable to general adverse economic and industry conditions; and

•       make it more difficult for us to satisfy our financial obligations.

In addition, the indentures governing the Senior Notes and the Senior Subordinated Notes, our amended and restated senior secured credit facility and the terms of the agreements governing our other outstanding indebtedness contain or will contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries still may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our notes do not fully prohibit us or our subsidiaries from doing so. Our amended and restated senior secured credit facility permits additional borrowing under such facility.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

Although there can be no assurances, we believe that the level of borrowings available to us, combined with cash provided by our operations, will be sufficient to provide for our cash requirements for the foreseeable future. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•       refinance all or a portion of our debt;

•       obtain additional financing;

•       sell some of our assets or operations;

•       reduce or delay capital expenditures and/or acquisitions; or

•       revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments, including our amended and restated senior secured credit facility and the indentures governing our notes.

The covenants in our amended and restated senior secured credit facility and the indentures governing our notes impose restrictions that may limit our ability and the ability of most of our subsidiaries to take certain actions.

The covenants in our amended and restated senior secured credit facility and the indentures governing our notes restrict our ability and the ability of our restricted subsidiaries to, among other things:

•       incur additional debt;

•       pay dividends and make other restricted payments;

•       make certain investments, loans and advances;

•       create or permit certain liens;

•       issue or sell capital stock of restricted subsidiaries;

•       use the proceeds from sales of assets and subsidiary stock;

•       create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•       enter into transactions with affiliates;

•       enter into sale and leaseback transactions;

•       engage in certain business activities; and

•       consolidate or merge or sell all or substantially all of our assets.

Our amended and restated senior secured credit facility contains other covenants customary for credit facilities of this nature, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our amended and restated senior secured credit facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we break any of these covenants, a default could occur under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt, and it is unlikely that we would be able to borrow sufficient funds to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

Some of our debt, including borrowings under our amended and restated senior secured credit facility, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

As of March 31, 2006, 18% of our total debt is exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. If we borrow additional amounts under the revolving portion of our amended and restated senior secured credit facility, the interest rates on those borrowings may vary depending on the prime rate, federal funds rate or Eurodollar Rate (LIBOR). If these interest rates rise, the interest rate on our variable rate debt also may increase. Therefore, an increase in these interest rates may increase our interest payment obligations and have a negative effect on our cash flow and financial position.

Item 1B    Unresolved Staff Comments

None

Item 2.     Properties

The table below provides information about our significant facilities and properties at March 31, 2006.

We leased the following properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	Corporate Headquarters	Corporate	50,800	Fiscal 2013
Arlington, Virginia	Administrative	Corporate	4,300	Month to month
Washington, D.C.	Administrative	Corporate	3,400	Fiscal 2008
Allendale, NJ.	Administrative	Corporate	5,200	Fiscal 2011
Gaithersburg, Maryland	Administrative, Engineering and
	Product Development	C4I	42,500	Month to month
	Administrative, Engineering and Product Development	C4I	21,800	Fiscal 2010
Chesapeake, Virginia.	Field Service and Engineering Support	C4I	19,600	Fiscal 2010
San Diego, California	Engineering Support Services	C4I	7,200	Fiscal 2010
Johnstown, Pennsylvania	Administrative and Manufacturing	C4I	130,000	Fiscal 2011
Farnham, Surrey, United Kingdom	Administrative, Engineering and
	Manufacturing	C4I	26,000	Fiscal 2015
Colorado Springs, Colorado	Administrative, Engineering and
	Manufacturing	C4I	21,600	Fiscal 2012
Columbia, Maryland	Administrative and Manufacturing	C4I	11,600	Fiscal 2007
	Administrative	C4I	2,700	Fiscal 2012
Danbury, Connecticut	Administrative, Engineering and
	Manufacturing	C4I	21,000	Fiscal 2007
Dayton, Ohio	Administrative, Manufacturing and Field Service	C4I	20,100	Fiscal 2009
	Administrative and Manufacturing	C4I	16,100	Fiscal 2010
Fitchburg, Massachusetts	Administrative and Engineering	C4I	64,000	Month to month
	Administrative, Engineering and Manufacturing	C4I	22,000	Fiscal 2021
Kanata, Ontario, Canada	Administrative and Engineering	C4I	62,900	Fiscal 2012
Morgan Hill, California	Engineering, Manufacturing and
	Research	C4I	52,100	Fiscal 2007
Merrimack, New Hampshire	Administrative and Marketing	C4I	20,800	Fiscal 2010
	Administrative and Marketing	C4I	22,000	Fiscal 2011
Wyndmoor, Pennsylvania	Administrative and Manufacturing	C4I	92,000	Fiscal 2008
Melbourne, Florida	Administrative and Marketing	C4I	105,300	Fiscal 2016
West Palm Beach, Florida	Administrative and Marketing	C4I	19,900	Fiscal 2007
Oakland, New Jersey	Administrative, Engineering and Manufacturing	SR	61,300	Fiscal 2008
Palm Bay, Florida	Administrative, Engineering and Manufacturing	SR	93,400	Fiscal 2011
Melbourne, Florida	Administrative, Engineering and Manufacturing	SR	141,300	Fiscal 2011

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Irvine, California	Administrative, Engineering and Manufacturing	SR	40,100	Fiscal 2010
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	SR	42,000	Fiscal 2008
Dallas, Texas	Administrative, Engineering and Manufacturing	SR	119,600	Fiscal 2008
Huntsville, Alabama	Administrative, Manufacturing Warehouse	SR	215,500	Fiscal 2014
	Administrative	SR	2,000	Fiscal 2008
Buffalo, New York	Engineering, Manufacturing and Research	SR	224,000	Fiscal 2007
Kanata, Ontario, Canada	Engineering and Manufacturing	SR	11,000	Fiscal 2008
Allentown, Pennsylvania	Administration and Manufacturing	SR	7,400	Fiscal 2010
Prescott Valley, Arizona	Research, Development and Production	SR	11,900	Fiscal 2010
	Administrative	SR	1,200	Fiscal 2007
Cypress, California	Administrative, Engineering and Manufacturing	SR	91,500	Fiscal 2016
Cincinnati, Ohio	Manufacturing/Administrative	S3	19,000	Fiscal 2009
	Manufacturing/Administrative	S3	11,700	Fiscal 2014
	Manufacturing/Administrative	S3	88,000	Fiscal 2018
Bridgeport, Connecticut	Manufacturing/Warehouse	S3	34,400	Fiscal 2007
	Manufacturing	S3	11,400	Fiscal 2009
Alexandria, Virginia	Administrative	S3	42,000	Fiscal 2008
Elizabeth City, North Carolina	Manufacturing/Administrative	S3	11,000	Fiscal 2007
	Administrative	S3	8,000	Fiscal 2009
Polson, Montana	Manufacturing/Administrative	S3	10,000	Fiscal 2007
Troy, Michigan	Administrative	S3	20,000	Fiscal 2010
Calverton, Maryland	Administrative	S3	26,000	Fiscal 2010
Chantilly, Virginia	Manufacturing/Administrative	S3	16,000	Fiscal 2010
Melbourne, Florida	Manufacturing/Administrative	S3	15,000	Fiscal 2009
Tinton Falls, New Jersey	Manufacturing/Administrative	S3	15,000	Fiscal 2008
Dulles, Virginia	Administrative	S3	25,000	Fiscal 2010
St. Louis County, Missouri	Warehouse	S3	13,000	Fiscal 2008
Warner Robins, Georgia	Administrative	S3	13,000	Month to month
	Manufacturing/Administrative	S3	11,000	Fiscal 2007
Fairborn, Ohio	Administrative	S3	13,000	Fiscal 2007
West Plains, Missouri	Warehouse	S3	13,000	Month to month
Willoughby, Ohio	Administrative	S3	12,000	Month to month
Bridgeton, Missouri	Manufacturing/Administrative	S3	11,000	Fiscal 2007
Lorton, Virginia	Administrative	S3	12,000	Fiscal 2009

We own the following properties:

Location	Activities	Operating Segment	Approximate Square Footage
Largo, Florida	Administrative and Manufacturing	C4I	120,000
Hudson, Massachusetts	Administrative, Engineering, Product
	Development and Manufacturing	C4I	54,000
Danbury, Connecticut	Administrative, Engineering and
	Manufacturing	C4I	72,700

Milwaukee, Wisconsin	Administrative, Engineering, Field Service,
	Product Development and Manufacturing	C4I	615,000
Carleton Place, Ontario, Canada	Administrative and Manufacturing	C4I	128,500
Gaithersburg, Maryland	Engineering, Manufacturing and
	Research	SR	170,000
Palm Bay, Florida	Administrative, Manufacturing and
	Engineering	SR	54,000
Fort Walton Beach, FL	Engineering, Manufacturing and Research	SR	260,300
West Plains, Missouri	Manufacturing/Administrative	S3	391,000
Florence, Kentucky	Manufacturing/Administrative	S3	265,000
St. Louis County, Missouri	Subassembly/Administrative	S3	263,000
High Ridge, Missouri	Manufacturing/Administrative	S3	214,000
Bridgeport, Connecticut	Manufacturing/Administrative	S3	135,000
Elizabeth City, North Carolina	Hangar	S3	80,000
Halifax, Nova Scotia, Canada	Manufacturing/Administrative	S3	40,000
Cincinnati, Ohio	Manufacturing/Administrative	S3	27,000
Warner Robins, Georgia	Administrative	S3	11,000

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

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals totaling $4.5 million and $10.3 million at March 31, 2006 and March 31, 2005, respectively, for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at March 31, 2006 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service

(NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan (the “NPS EE/CA”) under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In our view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “alternative EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine Site.

On December 6, 2005, the PRPs and NPS met to discuss the alternative EE/CA. The meeting focused on the technical merits of the alternative EE/CA and certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The differences included an alternative sampling technique and the inclusion of Operable Unit 2 (the lower mine area) in the alternative EE/CA. Since that meeting in late 2005, the parties have also discussed certain legal issues relating to the process for implementing the alternative EE/CA and entering into a Settlement Agreement that would memorialize the parties’ intent  The potential liability associated with implementation of an EE/CA can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

In connection with the ESSI acquisition, we have been made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below.

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

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop work order relating to ESSI’s Deployable Power Generation and Distribution

Systems (“DPGDS”) program for the U.S. Air Force, and relating to trading in ESSI stock by certain individuals associated with ESSI.

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. On November 14, 2005, ESSI was informed by the Enforcement Division that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI, had been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003. A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them. ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered it to be a subject of its investigation, ESSI was not a target.  In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI continues to furnish.

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time we acquired it.  Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised us that ESSI is not a target.  Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney’s office has further advised us that it considers us to be a witness, not a subject or target of its investigation.

We are committed to full cooperation with regard to the foregoing investigations.  We are unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, which the investigations could have on us.

Item 4.     Submission of Matters to a Vote of Security Holders

On January 30, 2006, we held a Special Meeting of Stockholders at our Corporate Offices at 5 Sylvan Way, Parsippany, NJ 07054. The following matters were submitted to a vote of stockholders:

i.                  To approve the issuance of shares of DRS common stock pursuant to the Agreement and Plan of Merger, dated as of September 21, 2005, by and among DRS Technologies, Inc., Maxco, Inc. a wholly-owned subsidiary of DRS Technologies, Inc., and Engineered Support Systems, Inc.

ii.              To approve the amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

	For	Abstain	Against
Proposal (i):	23,196,561	79,452	73,948
Proposal (ii):	23,365,288	34,592	2,358,006

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 11, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share on our common stock. The dividend is payable on June 30, 2006 to stockholders of record as of the close of business on June 15, 2006. Our credit facility was amended to allow the payment of dividends or make other distributions on our common stock. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion, limitations imposed by our amended and restated credit agreement and indentures governing our notes and other factors deemed relevant by our Board of Directors.

The following table shows the high and low sale prices per share of our common stock and dividends paid during fiscal 2006 and 2005, as reported on the NYSE.

			Dividends
Fiscal Year Ended March 31, 2006	Fiscal 2006		Paid
First Quarter	$51.80	$42.65	$0.03
Second Quarter	$53.90	$45.55	$0.03
Third Quarter	$53.10	$46.68	$0.03
Fourth Quarter	$57.76	$47.41	$0.03

	Fiscal 2005		Dividends
Fiscal Year Ended March 31, 2005	High	Low	Paid
First Quarter	$32.32	$26.26	—
Second Quarter	$39.80	$33.84	—
Third Quarter	$45.79	$33.97	—
Fourth Quarter	$45.00	$37.31	—

The closing sale price of our common stock as reported by the New York Stock Exchange on June 7, 2006 was $50.12 per share. As of that date there were approximately 1,462 holders of record of our common stock.

On January 31, 2006, in connection with our acquisition of Engineered Support Systems, Inc. (ESSI), we sold $300 million aggregate principal amount of 2% Senior Convertible Notes (Convertible Notes) in a private placement pursuant to Rule 144A under the Securities Act. On February 8, 2006, we sold an additional $45 million in Convertible Notes, pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the offering of the Convertible Notes, including the over-allotment option, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. The Convertible Notes are contingently convertible into shares of DRS Common Stock at an initial conversion price of $59.70, subject to adjustment in certain circumstances.

We did not repurchase any equity securities during the period covered by this report.

Equity Compensation Plan Information

The table below sets forth information about shares of DRS Technologies, Inc. common stock that may be issued under our equity compensation plans as of March 31, 2006.

Plan Category	No. of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
	(A)		(B)	(C)
Equity Compensation Plans Approved by Stockholders	2,663,358	(a)	$30.83	834,417
Equity Compensation Plans Not Approved by Stockholders	250,000	(b)	$10.44	—

(a)            Includes 50,000 shares of common stock, the issuance and receipt of which were deferred by Mr. Newman following the exercise of certain options.

(b)           Represents stock options granted to Mr. Newman by the board on October 26, 1998. Such stock options were granted to Mr. Newman by the board in its discretion and not pursuant to any equity compensation plan.

See information with respect to shares of DRS common stock that may be issued under our equity compensation plan as of March 31, 2006 in our definitive proxy statement, relating to the fiscal 2006 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 6.                    Selected Financial Data

In the following table, we provide you with our selected historical consolidated financial and operating data as of and for the fiscal years indicated. The selected summary of earnings data, earnings per-share data from continuing operations and certain of the other data for the years ended March 31, 2006, 2005 and 2004 and the selected balance sheet data as of March 31, 2006 and 2005 presented below are derived from our audited consolidated financial statements included elsewhere in Item 8 of this Form 10-K. The selected summary of earnings data, earnings per-share data from continuing operations and certain of the other data for the years ended March 31, 2003 and 2002 and selected balance sheet data as of March 31, 2004, 2003 and 2002 presented below are derived from our consolidated financial statements, which are not included in this Form 10-K.

When you read this selected historical financial data, it is important that you also read along with it our historical consolidated financial statements and related notes included in this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended March 31,(1)
	2006	2005	2004	2003	2002
	(in thousands, except per-share data and ratios)
Summary of Earnings Data
Revenues	$1,735,532	$1,308,600	$986,931	$675,762	$517,200
Operating income	$192,710	$143,132	$103,332	$67,684	$49,769
Earnings from continuing operations before income taxes	$133,488	$102,968	$77,331	$55,872	$38,361
Earnings from continuing operations	$81,494	$58,126	$43,542	$30,171	$20,331
Net earnings	$81,494	$60,677	$44,720	$30,171	$20,331
Earnings Per-Share Data from Continuing Operations (2),(3)
Basic earnings per share	$2.75	$2.15	$1.80	$1.64	$1.52
Diluted earnings per share	$2.67	$2.09	$1.76	$1.58	$1.41
Balance Sheet Data (at period end)
Working Capital	$200,427	$373,964	$145,315	$107,485	$169,836
Net property, plant and equipment	$220,506	$143,264	$142,378	$87,610	$50,481
Total assets	$4,021,894	$1,891,861	$1,625,390	$993,391	$608,182
Long-term debt, excluding current installments	$1,828,771	$727,611	$565,530	$216,837	$138,060
Total stockholders’ equity	$1,351,580	$671,428	$595,625	$438,180	$257,235
Financial Ratios and Supplemental Information
Net cash flows provided by operating activities of continuing operations	$157,062	$136,183	$104,717	$52,008	$27,849
Net cash flows used in investing activities of continuing operations	$(1,467,396)	$(53,573)	$(273,859)	$(278,631)	$(84,943)
Net cash flows provided by (used in) financing activities of continuing operations	$1,004,222	$164,901	$131,613	$204,308	$172,565
Capital expenditures	$43,194	$34,521	$24,444	$21,526	$13,583
Depreciation and amortization	$48,985	$40,968	$28,436	$16,614	$13,789
Internal research and development	$47,600	$38,852	$27,387	$14,355	$9,535
Interest and related expenses	$64,186	$39,750	$24,259	$10,589	$10,954
EBITDA(4)	$239,406	$181,226	$129,272	$81,896	$61,960
Free cash flow(5)	$113,868	$101,662	$80,273	$30,482	$14,266
Cash dividends declared per common share	$0.12	—	—	—	—

(1)            DRS’s selected financial data includes the effect of the following purchase business combinations and divestitures from their date of acquisition or divestiture by fiscal year:

a)               Fiscal Year 2006: Engineered Support Systems, Inc.—Acquired January 31, 2006, WalkAbout Computer Systems, Inc.—Acquired June 27, 2005, Codem Systems, Inc.—Acquired April 15, 2005.

b)               Fiscal Year 2005: Night Vision Equipment Co., Inc. and Affiliate—Acquired December 14, 2004.

c)                 Fiscal Year 2004: Integrated Defense Technologies, Inc.—Acquired November 4, 2003.*

*                   Two operating units acquired in connection with the IDT acquisition were sold in fiscal 2005.

d)               Fiscal Year 2003: The U.S.-based Unmanned Aerial Vehicle business of Meggitt Defense Systems—Texas, Inc.—Acquired April 11, 2002; The Navy Controls Division of Eaton Corporation—Acquired July 1, 2002; DKD, Inc.—Acquired October 15, 2002; Paravant Inc.—Acquired November 27, 2002; the Electromagnetics Development Center of Kaman Corporation—Acquired January 15, 2003; and

Power Technology Incorporated—Acquired February 14, 2003; DRS Advanced Programs, Inc.—Sold November 22, 2002; DRS Ahead Technology, Inc.—Sold May 27, 2002.

e)               Fiscal Year 2002: The Electro Mechanical Systems unit of Lockheed Martin Corporation—Acquired August 22, 2001; and the Sensors and Electronic Systems business of The Boeing Company—Acquired September 28, 2001.

(2)            Per-share data includes the weighted average impact of the January 31, 2006 issuance of 11,727,566 shares of common stock in connection with the ESSI acquisition, the November 4, 2003 issuance of 4,323,172 shares of common stock in connection with the IDT acquisition, the December 20, 2002 issuance of 5,462,500 shares of common stock in a public offering and the December 19, 2001 issuance of 3,755,000 of common stock in a public offering.

(3)            DRS declared cash dividends of $0.03 per common share on June 30, 2005, September 30, 2005, December 30, 2005 and March 30, 2006 to stockholders of record on June 15, 2005, September 15, 2005, December 15, 2005 and March 15, 2006, respectively. There were no cash dividends paid in fiscal 2005 or prior.

(4)            Earnings from continuing operations before extraordinary item, net interest and related expenses (primarily amortization of debt issuance costs), income taxes and depreciation and amortization (EBITDA). See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

(5)            Net cash provided by operating activities of continuing operations less capital expenditures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by defense industry considerations, a summary of our overall business strategy to provide context for understanding our business and a summary of our acquisitions and divestitures. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Continuing Operations.” We then provide an analysis of cash flow, and discuss our financial commitments under “Liquidity and Financial Resources” and “Contractual Obligation.”

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our Consolidated Financial Statements.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, “Risk Factors” of this Annual Report. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

DRS is a leading supplier of defense electronic products, systems, and military support services. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, certain international military forces and industrial markets.

During fiscal 2006, we completed three acquisitions, the largest of which was our January 31, 2006 acquisition of Engineered Support Systems, Inc. (ESSI). In the transaction, a wholly-owned subsidiary of DRS was merged with and into ESSI, forming DRS’s third operating segment—the Sustainment Systems & Services Group. See “Acquisitions and Divestitures” below for further details.

On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology, Inc. (DRS Broadcast). The operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations, net of income taxes.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statement of Cash Flows for the years ended March 31, 2005 and 2004. A summary of the operating results of the discontinued operations for the years ended March 31, 2005 and 2004 is presented under “Acquisitions and Divestitures” below.

We operate in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. Our operating segments are: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance & Reconnaissance (SR) Group and the Sustainment Systems & Services (S3) Group. All other operations, primarily our Corporate Headquarters, are grouped in Other.

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

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance & Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, unmanned vehicles, and electronic warfare and network systems; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

The S3 Group is comprised of the following business areas: Sustainment Systems, which designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the United States Department of Defense (DoD) as well as related heat transfer and air handling equipment and power generation and distribution equipment for domestic commercial and industrial users; and Support Services, which provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, and vehicle armor kits for military, humanitarian, disaster recovery and emergency responder applications.

The substantial majority of the our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the buyers (customers). Our primary “end-use” customer is the DoD. For the year ended March 31, 2006, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors generated $1.5 billion, or 87%, of our consolidated revenues. Our other customers include certain U.S. government intelligence agencies, foreign governments, commercial customers and other U.S. federal, state and local government agencies.

Defense Industry Considerations and Business Strategy

We believe markets for defense and related advanced technology systems for fiscal 2007 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and efforts in Iraq and Afghanistan. The war on terrorism has focused greater attention on homeland security and better communication and interplay among local, state and federal government agencies and U.S. military services. We believe the United States overall defense posture continues to move toward a more joint-capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense, and improved information systems capability and security.

The current administration’s desire to modernize U.S. military forces, coupled with the U.S. military’s engagement in the global war on terrorism, has driven DoD funding increases, compared with 2001. For government fiscal year 2006, the Congress appropriated $419.3 billion for the DoD, a 41% increase in funding, compared with 2001. This amount includes $147 billion for procurement and research and development (R&D) activities, an increase of 43% since 2001. Procurement and R&D budgets, also known as investment accounts, provide a significant amount of our revenues and, over the past several years, these budget accounts have enjoyed sustained increases that we believe demonstrate continued administration and Congressional support. For government fiscal year 2007, the President has requested that the Congress appropriate $439 billion for the DoD, a 7% increase over the 2006 funding. This includes $157 billion for procurement and R&D, an increase of 7% over 2006 investment funds. There are no assurances that these proposed budget amounts will be approved.

During this wartime era, defense budgets have evolved to include not only the President’s initial budget submission, but also supplemental funds requested over the course of the fiscal year. For government fiscal year 2006, the Congress has been asked to provide at least $118 billion in supplemental funding, which, if approved, will bring total defense funding for fiscal year 2006 to over $537 billion, an approximately 85% increase compared with 2001.

We believe DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

The DoD recently completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR). The QDR continues and accelerates the DoD’s prior commitment to a transformation of the military to focus more on the needs of its combatant commanders and to develop portfolios of joint capabilities, rather than stove-piped programs. This movement towards horizontally-integrated structures is expected to become an organizing principle for the DoD in making investment decisions for future systems.

Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a significant follow-on business and an attractive customer profile. We also intend to expand our technical services and support offerings to the DoD, thus diversifying our business beyond the historical investment accounts and into Operations and Maintenance funded activities.

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

We are party to various legal actions and claims arising in the ordinary course of our business. We believe we have adequate legal defenses for each of the actions and claims, and we believe that their ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Item 3. Legal Proceedings.

Our sales to international customers involve additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, customs and practices in foreign countries. We expect that international sales, as a percentage of our overall sales, may increase in future years as a result of, among other factors, our growth strategy and continuing changes in the defense industry.

Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change and to find and effectively integrate acquired companies into our existing operations. Continuation of our recent revenue growth rate depends primarily on our ability to identify and acquire suitable acquisition targets. We continue to participate successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions. See Liquidity and Capital Resources for additional information regarding certain covenants and restrictions placed on us under our credit facility.

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

Fiscal 2006 Acquisitions—On January 31, 2006, we completed our acquisition of Engineered Support Systems, Inc. (ESSI). The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the acquisition was $1.93 billion. In addition to the purchase price, we assumed $78.5 million of ESSI’s debt at closing and recorded $25.5 million of acquisition-related costs, including professional fees. Upon closing of the acquisition, we repaid ESSI’s credit facility in the amount of $76.3 million. We financed the cash portion of the acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. We believe the addition of ESSI will contribute a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment. The entities acquired in the ESSI acquisition are being managed as our third operating segment—the S3 Group.

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. We accrued $0.2 million of additional consideration in the fourth quarter of fiscal 2006 as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.2 million for acquisition-related costs, including professional fees.

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our C4I Group.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. We accrued $0.3 million of additional consideration in the fourth quarter of fiscal 2006, as a result of achieving certain bookings targets. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs, including professional fees.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced our existing intelligence product base. Codem is being managed as part of our C4I Group.

Fiscal 2005 Acquisitions   On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC and Affiliate hereinafter), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. Approximately, $4.6 million of additional consideration was paid in the fourth quarter of fiscal 2006 as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.1 million for acquisition-related costs.

NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. It focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with leading infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVEC has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of our SR Group.

Fiscal 2005 Divestiture   On March 10, 2005, we sold our DRS Weather Systems and DRS Broadcast Technology operating units for $29.0 million, net of transaction costs, and recorded a $0.7 million after-tax gain on the sale. DRS Weather designs, develops and produces meteorological surveillance and analysis products, including Doppler weather radar systems, and DRS Broadcast is a manufacturer of radio frequency broadcast transmission equipment. DRS Weather and DRS Broadcast operated as a part of our C4I Group. A summary of the results of discontinued operations for the fiscal years ended March 31, 2005 and 2004 follows (the fiscal 2004 amounts include the results of operations of DRS Weather and DRS Broadcast from November 4, 2003, the date they were acquired by DRS):

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenues	$33,325	$14,319
Earnings before taxes	$3,601	$1,819
Income tax expense	1,050	641
Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551	$1,178

Fiscal 2004 Acquisition   On November 4, 2003, we acquired all of the outstanding stock of IDT. Headquartered in Huntsville, Alabama, IDT, which consisted of eight operating units, is a designer, developer and provider of advanced electronics and technology products for the defense and intelligence industries. IDT's systems, subsystems and components are sold to all branches of the U.S. armed services, various government agencies, major prime defense contractors and international governments. The total merger consideration was $367.4 million, including $261.3 million in cash (excluding cash acquired of $27.5 million) and 4.3 million shares of our common stock valued at $24.55 per share, plus our merger-related costs of approximately $12.5 million. Upon closing of the acquisition, we repaid IDT's term loan in the amount of $200.8 million. The cash consideration for the acquisition and IDT's term loan was financed with borrowings under our amended and restated credit facility, the issuance of our senior subordinated notes and with existing cash on hand.

We believe IDT's products and technologies complement our program and military platform applications and that IDT is well positioned to leverage the military's near-term force modernization and emerging transformation initiatives through its complementary programs, depth of engineering talent, commitment to investments in research and development, and breadth of technology.

We believe that the acquisition of IDT provided us with several strategic benefits, including the following:

•  IDT expanded our customer penetration by placing our products on a new base of U.S. Air Force programs, increasing our content on key Army and Navy weapons programs and significantly expanding our intelligence business;

•  IDT further diversified and expanded our program portfolio; and

•  IDT provided additional technology and expertise in power generation. IDT's power generation leadership, including a strong market position on a U.S. Army hybrid electric drive program, and a leading position in power distribution switchgear for the LHD-8 Amphibious Assault Ship under development at Northrop Grumman Ship Systems, complements our strong presence in the Naval power systems business.

The acquired IDT operating units are being managed as part of our C4I and SR Groups.

Critical Accounting Policies

The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction specifically is dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. Other areas require management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) require management to make assumptions about matters that are uncertain at the time of the estimate; and (2) different estimates we reasonably could have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our consolidated financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Revenue Recognition on Contracts and Contract Estimates   The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed price, cost-reimbursable, or time and material. These contract types are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Cost-reimbursable type contracts also are specifically covered by Accounting Research

Bulletin No. 43, Chapter 11, Section A, “Government Contracts, Cost-Plus-Fixed Fee Contracts” (ARB 43), in addition to SOP 81-1.

Revenues and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the “units-of-delivery method’’). In certain limited circumstances, when all applicable revenue recognition criteria are met, revenue may be recognized prior to shipment to the customer. Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (“the cost-to-cost method’’). Under the percentage of completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for revenues and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Loss accrual for future costs on uncompleted contracts.’’

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as sales when the conditions under which they are earned are reasonably assured of being met and can be reasonably estimated. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

We record contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed, our estimate to complete and a reasonable profit allowance on the remaining contract amount to be billed commensurate with the profit margin that the we earn on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

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

Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

The values assigned to acquired identifiable intangible assets for customer-related and technology-based identifiable assets are determined as of the date of acquisition, based on estimates and judgments regarding expectations of the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to present value. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed.

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

•       Significant adverse changes in the business climate in which we operate; and

•       Loss of a significant contract or failure to be awarded add-on contracts.

If we identify the existence of one or more of the above indicators, we would determine if the asset is impaired by comparing its expected future net undiscounted cash flows with its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset’s estimated fair value and its carrying value. The determination of the future net undiscounted cash flows and the fair value of an asset involves estimates and assumptions regarding future operating results, all of which are impacted by economic conditions related to the industries in which those assets operate. Inaccurate estimates could have a material affect on the results of operations, financial position and cash flows. At March 31, 2006, we had identifiable acquired intangible assets with finite useful lives of $231.1 million, net of accumulated amortization.

Goodwill is tested for impairment at a level of reporting referred to as a “reporting unit.” We have identified six reporting units for impairment testing purposes at March 31, 2006.

The annual impairment test is performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our annual impairment tests with no adjustment to the carrying value of our goodwill, as of March 31, 2006 and 2005. The annual goodwill impairment assessment involves estimating the fair values of our reporting units and comparing such fair values with the reporting unit’s respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Beginning in fiscal 2006, we estimate the fair value of our reporting units with the assistance of a third-party appraiser. Fair value is estimated based upon two methodologies: a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit’s projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged together and compared with the carrying value of the reporting units. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT, EBITDA and cash flows, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. At March 31, 2006, we had goodwill of $2.6 billion.

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

The fiscal 2006 discount rate assumptions used to determine the pension and postretirement benefit obligations were based on a hypothetical double A yield curve represented by a series of annualized individual discount rates. The current year’s discount rates were selected using a method that matches projected payouts from the plans with a zero-coupon double A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan's measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. These individual discount rates are then converted into a single equivalent discount rate. Prior years’ discount rate assumptions were set based on investment yields available on double A long-term corporate bonds.

Our benefit obligation and annual net periodic expense are significantly affected by the discount rate assumption we use. For example, including ESSI, an additional reduction to the discount rate of 25 basis points would have increased our benefit obligation at March 31, 2006 by approximately $9.4 million, and our estimated annual net periodic expense for fiscal 2007 by approximately $0.3 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our benefit obligation at March 31, 2006 by approximately $9.1 million, and our estimated annual net periodic expense for fiscal 2007 by approximately $0.2 million.

Income Taxes   At March 31, 2006, we had net deferred tax assets of $26.3 million, including $27.9 million of loss and tax credit carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2006, we provided $17.5 million valuation allowance associated with the loss carryforwards and certain other temporary differences that are included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, At March 31, 2006 we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Other Management Estimates   A substantial majority of our revenues and, consequently, our outstanding accounts receivables are directly or indirectly with the U.S. government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

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

We record a liability pertaining to pending litigation or contingencies based on our best estimate of potential loss, if any, or at the minimum end of the range of loss in circumstances where a range of loss reasonably can be estimated. Because of uncertainties surrounding the nature of litigation and the cost to us, if any, we continually revise our estimated losses as additional facts become known.

Results of Continuing Operations

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results.

Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through operating segment reviews which include, among other operating issues, discussions related to significant programs, proposed investments in new business opportunities or property, plant and equipment, and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by our senior management.

				Percent Changes
	Fiscal Year Ended March 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(in thousands)
Key performance metrics
Revenues	$1,735,532	$1,308,600	$986,931	32.6%	32.6%
Operating income	$192,710	$143,132	$103,332	34.6%	38.5%
Bookings	$2,172,905	$1,433,030	$1,052,630	51.6%	36.1%
Other significant financial metrics
Interest and related expenses	$64,186	$39,750	$24,259	61.5%	63.9%
Income taxes	$51,994	$44,842	$33,789	15.9%	32.7%
Significant liquidity metrics(A)
Free Cash Flow	$113,868	$101,662	$80,273	12.0%	26.6%
EBITDA	$239,406	$181,226	$129,272	32.1%	40.2%

(A)          See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Fiscal Year Ended March 31, 2006, Compared with Fiscal Year Ended March 31, 2005

Revenues and Operating Income   Consolidated revenues and operating income for the year ended March 31, 2006 increased $426.9 million and $49.6 million, respectively, to $1.7 billion and $192.7 million, respectively, as compared with the prior fiscal year. The increase in revenues was largely driven by our fiscal 2006 acquisitions of ESSI, Codem and WalkAbout and fiscal 2005 acquisition of NVEC, which combined contributed incremental (current fiscal year over prior fiscal year) revenues of $256.8 million. Also contributing to the overall increase in revenues were increased shipments of certain rugged computer systems, airborne training pods, target acquisition and missile control subsystems, and vision enhancement equipment for ground-based vehicles. Partially offsetting the overall increase in revenues were decreased DD(X)-related ship propulsion engineering services, lower shipments of certain turbine generator sets and lower volume from a light armored vehicle service life extension program, which was substantially completed in fiscal 2005.

The growth in operating income for the year ended March 31, 2006, as compared with the corresponding prior fiscal year, was due primarily to the overall increase in revenues and favorable margins on certain control cabinets for nuclear facilities, vision enhancement equipment for ground-based vehicles, and flight control computer contract manufacturing. Our acquisitions of ESSI, NVEC, Codem and WalkAbout contributed $30.2 million of incremental operating income for the year ended March 31, 2006. Partially offsetting the overall increase in operating income were losses from DD(X)-related ship propulsion engineering. See Operating Segments discussion below for additional information.

Bookings   We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the year ended March 31, 2006 increased $739.9 million, versus the same period in the prior year, to $2.2 billion. The primary drivers of the increase were significant bookings for target acquisition and missile control subsystems, long-range infrared search and tracking systems and rugged computers. Our ESSI, NVEC, Codem, and WalkAbout acquisitions contributed combined incremental bookings of $275.5 million.

Interest and Related Expenses   Interest and related expenses increased $24.4 million for the year ended March 31, 2006, as compared with the same period in the prior year, to $64.2 million. The increase in interest and related expenses was primarily the result of an increase in our average borrowings outstanding for the year ended March 31, 2006, as compared with the previous fiscal year. The increase in average borrowings was due to our December 23, 2004, issuance of $200 million of 6 7/8% senior subordinated notes, incremental borrowings under our amended and restated credit agreement, $900 million of new debt securities issued on January 31, 2006 relating to our acquisition of ESSI and the exercise of a $45 million over-allotment option on our convertible debt (see Liquidity and Capital Resources below).

Income Taxes   The provision for income taxes for fiscal year ended March 31, 2006 reflects an annual effective income tax rate of approximately 39.0%, as compared with 43.5% in the prior year. Factors contributing to the decrease in our effective tax rate included a favorable resolution of an IRS examination, an increase in benefit from the research and development credit, a benefit from the domestic manufacturing deduction and a reduction in the state tax rate, offset, in part, by an increase in valuation allowances.

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

Bookings   Bookings for the fiscal year ended March 31, 2005 increased $380.4 million, versus the prior fiscal year, to $1.4 billion. The primary driver of the overall increase was the acquisition of IDT and NVEC, which contributed incremental bookings of $241.1 million and $21.5 million, respectively.

Interest and Related Expenses   Interest and related expenses increased $15.5 million for the fiscal year ended March 31, 2005, as compared with the prior fiscal year, to $39.8 million. The increase in interest and related expenses was primarily the result of an increase in our average borrowings outstanding for the year ended March 31, 2005, as compared with the prior fiscal year. The increase in the average borrowings outstanding was driven by the financing of our

November 4, 2003 acquisition of IDT, as well as our December 23, 2004 issuance of an additional $200 million of our 6 7/8% senior subordinated notes. The notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13% (see Liquidity and Capital Resources below).

Income Taxes   The provision for income taxes for the fiscal year ended March 31, 2005 reflects an annual effective income tax rate of approximately 43.5%, as compared with 43.7% in the prior year. Factors contributing to the decrease in our effective tax rate include a reduction in the valuation allowance for state net operating losses and a reduction of certain non-deductible expenses, offset, in part, by higher net foreign and state tax rates.

Operating Segments

The following tables set forth, by operating segment, revenues, operating income and operating margin and the percentage increase or decrease of those items, as compared with the prior fiscal year:

				Percent Changes
	Year Ended March 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(dollars in thousands)
C4I Group
Revenues*	$820,431	$700,432	$552,274	17.1%	26.8%
Operating income	$92,504	$73,566	$58,652	25.7%	25.4%
Operating margin	11.3%	10.5%	10.6%	7.4%	(1.1)%
SR Group
Revenues*	$747,075	$608,168	$434,657	22.8%	39.9%
Operating income	$87,942	$69,893	$44,597	25.8%	56.7%
Operating margin	11.8%	11.5%	10.3%	2.4%	12.0%
S3 Group
Revenues*	$168,026	$—	$—	n/a	n/a
Operating income	$15,058	$—	$—	n/a	n/a
Operating margin	9.0%	n/a	n/a	n/a	n/a
Other
Revenues*	$—	$—	$—	n/a	n/a
Operating (loss) income	$(2,794)	$(327)	$83	(754.4)%	(494.0)%
Operating margin	n/a	n/a	n/a	n/a	n/a

*                    Revenues are net of intersegment eliminations.

Fiscal Year Ended March 31, 2006, Compared with Fiscal Year Ended March 31, 2005

C4I Group   Revenues increased $120.0 million, or 17.1%, to $820.4 million for the year ended March 31, 2006, as compared with the prior fiscal year. Operating income increased $18.9 million, or 25.7%, to $92.5 million. The increase in revenue was largely attributable to certain rugged computer systems, advanced propulsion steam turbines, combat display workstations, power conversion/distribution and control systems, and communications intelligence and signals intelligence programs. Our acquisitions of Codem and WalkAbout contributed incremental (current fiscal year over prior fiscal year) revenues of $41.3 million to the year ended March 31, 2006. Partially offsetting the overall increase in revenues were decreased DD(X)-related ship propulsion engineering services and decreased shipments of certain turbine generator sets and satellite communication equipment.

The increase in operating income for the year ended March 31, 2006, as compared with the prior fiscal year, was primarily driven by the overall increase in revenues, as well as $7.5 million of incremental operating income contribution from our acquisitions of Codem and WalkAbout. Partially offsetting the overall increase in operating income were losses from DD(X)-related ship propulsion engineering, cost growth on an advanced propulsion steam turbine program and a power conversion/distribution and control program. Operating income for fiscal 2005 was unfavorably impacted by a $6.5 million charge to increase the accrual for the settlement of litigation with Miltope Corporation and IV Phoenix Group, Inc., pursuant to which the Company agreed to pay $7.5 million to resolve all outstanding claims. Also impacting fiscal 2005 was $1.2 million in severance-related charges.

SR Group   Revenues increased $138.9 million, or 22.8%, to $747.1 million for the year ended March 31, 2006, as compared with the prior fiscal year. Operating income increased $18.0 million, or 25.8%, to $87.9 million. The increase in revenues was primarily attributable to our fiscal 2005 acquisition of NVEC, which contributed incremental revenues of $47.5 million. Revenues also were favorably impacted by increases from airborne training pods, target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, electro-optical sensors and space electronics, and flight range test and evaluation equipment. Partially offsetting the overall increase in revenues were lower volume from a light armored vehicle service life extension program, which was substantially completed in fiscal 2005, and decreased shipments of certain motor control subassemblies and certain forward-looking infrared sighting systems.

The increase in operating income for the year ended March 31, 2006, as compared with the prior fiscal year, was driven by overall higher revenues, our fiscal 2005 acquisition of NVEC, which contributed $7.6 million to operating income, and favorable margins on driver vision enhancement equipment and certain launch control electronics.

S3 Group   Since their acquisition on January 31, 2006, and through March 31, 2006, the operating units acquired in connection with ESSI, now operating as the S3 Group, recorded revenues and operating income of $168.0 million and $15.1 million, respectively. The primary revenue and operating income drivers in the group were the Rapid Response (R2) program, mobile power generation and distribution for the U.S. Air Force and a heavy equipment transport refurbishment program for the U.S. Army.

Other   The $2.8 million operating loss in Other in the year ended March 31, 2006 was driven primarily by a $2.0 million charge recorded in the second quarter of fiscal 2006, in connection with a contingent liability. See Item 3. Legal Proceedings.

Fiscal Year Ended March 31, 2005, Compared with Fiscal Year Ended March 31, 2004

C4I Group   Revenues increased $148.2 million, or 26.8%, to $700.4 million for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year. Operating income increased $14.9 million, or 25.4%, to $73.6 million. The increase in revenue was attributable to the legacy IDT operating units, which contributed incremental revenues of $57.8 million, as well as the overall increase in revenues from higher ship propulsion engineering volume, increased shipments of combat display workstations, secure telephone and communications equipment, certain turbine generators and an international long-range infrared surveillance and observation system. Partially offsetting the overall increase in revenues was decreased volume for a certain mobile ground-based radar system, nuclear instrumentation and control systems and naval power control systems.

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

SR Group   Revenues increased $173.5 million, or 39.9%, to $608.2 million for the fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year. Operating income increased $25.3 million, or 56.7%, to $69.9 million. The increase in revenues was primarily attributable to the IDT operating units and the fiscal 2005 acquisition of NVEC. The IDT operating units and NVEC contributed incremental revenues of $154.0 million and $18.4 million, respectively. Revenues also were favorably impacted by increased shipments of certain airborne-based electro-optical sighting and targeting systems, airborne-based infrared countermeasure subassemblies and certain infrared focal plane arrays. Partially offsetting the overall increase in revenues were lower shipments of certain ground-based electro-optical infrared sighting and targeting systems.

The increase in operating income for fiscal year ended March 31, 2005, as compared with the corresponding prior fiscal year, was primarily driven by the overall increase in revenues, as well as strong margins on a certain ground-based electro-optical reconnaissance, surveillance and targeting system platform. The IDT operating units and NVEC contributed $16.3 million and $4.5 million, respectively, in incremental operating income. Partially offsetting the overall increase in operating income was the impact of a $1.0 million inventory write-down on certain uncooled infrared programs recorded in the first quarter of fiscal 2005. For the fiscal year ended March 31, 2004, operating income was unfavorably impacted by cost overruns of $3.0 million for a thermal target and acquisition system program, partially offset by a $1.6 million favorable program adjustment, due to changes in estimates to complete.

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

Liquidity and Capital Resources

Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, and expected dividend payments during the next 12 months. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control.

Cash Flows   The following table provides our cash flow data for the fiscal years ended March 31, 2006, 2005 and 2004:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities of continuing operations	$157,062	$136,183	$104,717
Net cash provided by operating activities	$157,062	$138,410	$102,633
Net cash used in investing activities of continuing operations	$(1,467,396)	$(53,573)	$(273,859)
Net cash used in investing activities	$(1,467,396)	$(54,398)	$(274,460)
Net cash provided by financing activities of continuing operations	$1,004,222	$164,901	$131,613
Net cash provided by financing activities	$1,004,222	$164,871	$131,767

Operating activities of Continuing Operations   During fiscal 2006, we generated $157.1 million of operating cash flow, $20.9 million more than the $136.2 million reported in the prior fiscal year. Earnings from continuing operations increased $23.4 million to $81.5 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $1.0 million over the corresponding prior fiscal period. These non-cash adjustments primarily consist of depreciation and amortization of fixed assets and acquired intangible assets, stock-based compensation, changes in deferred income taxes, non-cash adjustments to inventory reserves and provisions for doubtful accounts, amortization and write-offs of deferred financing fees and amortization of bond premium, which are recognized as a component of interest and related expenses, and changes in non-controlling interest. The primary drivers of the increase in these non-cash adjustments were amortization of identified acquired intangible assets and deferred financing fees, related to the financing of the ESSI acquisition, offset by an increase in net deferred tax liabilities, resulting primarily from the utilization of certain net operating losses and tax credit carry forwards, and increase in the valuation allowance, and the realization and adjustment of certain deferred tax assets.

Changes in assets and liabilities, net of effects from business combinations, provided $1.2 million for the fiscal year ended March 31, 2006. Accounts receivable increased $28.6 million mainly due to better sales volume and increased activity related to the ESSI acquisition in the fourth quarter of fiscal 2006, as compared with the prior year. Inventory used $36.7 million of cash due to the increase in certain of our electro-optical sighting, targeting surveillance and acquisition inventories. Accounts payable increased $51.0 million, as purchases required to build inventories and acquire capital assets exceeded related payments. Accrued expenses and other current liabilities provided $10.5 million of cash during the year. The cash generated by these accounts primarily resulted from an increase in income taxes payable, as income tax expense exceeded related payments. Net customer advances provided $2.1 million in cash and are directly related to the inventory increases. Other current assets provided $2.8 million, as we received payment of ESSI options exercised prior to the acquisition, offset by expenditures for prepaid job costs.

Investing activities   The following table summarizes the cash flow impact of our business combinations for the fiscal years ended March 31, 2006, 2005 and 2004:

	Date of Original Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustments	Acquisition- Related Payments	Other	Total
	(in thousands)
Fiscal 2006
ESSI	1/31/06	$1,343,338	$—	$—	$25,223	$—	$1,368,561
Codem	4/15/05	29,200	—	2,363	374	—	31,937
WalkAbout	6/27/05	10,663	—	3,065	164	—	13,892
DKD, Inc (Nytech)	10/15/02	—	6,742	—	—	—	6,742
Night Vision Equipment Co. (NVEC)	12/14/04	—	4,564	—	—	—	4,564
Total payments pursuant to business combinations		$1,383,201	$11,306	$5,428	$25,761	$—	$1,425,696
Fiscal 2005
Electro Mechanical Systems unit of Lockheed Martin Co. (DRS SSS)	9/28/01	$—	$—	$—	$—	$(500)	$(500)
DKD, Inc (Nytech)	10/15/02	—	3,118	—	—	—	3,118
Night Vision Equipment Co. (NVEC)	12/14/04	42,500	—	4,655	66	—	47,221
Total payments pursuant to business combinations		$42,500	$3,118	$4,655	$66	$(500)	$49,839
Fiscal 2004
SES Business of the Boeing Company	9/28/01	$—	$—	$—	$75	$—	$75
Navy Controls Division of Eaton Corporation	7/1/02	—	—	—	292	—	292
DKD, Inc (Nytech)	10/15/02	—	—	—	6	—	6
Paravant Inc.	11/27/02	—	—	—	1,559	(2,501)	(942)
Kaman Electromagnetics Development Center	12/27/02	—	—	—	73	—	73
Power Technology Inc.	2/14/03	—	4,000	547	72	—	4,619
Integrated Defense Technologies, Inc.	11/04/03	233,810	—	—	5,226	7,170	246,206
Total payments pursuant to business combinations		$233,810	$4,000	$547	$7,303	$4,669	$250,329

The following table summarizes the net cash received from the sale of certain businesses for the year ended March 31, 2005:

Fiscal 2005 Divestiture	Date of Transaction	Amount
		(in thousands)
DRS Weather Systems and DRS Broadcast Technology	3/10/05	$29,096

Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, which also may include the renegotiation of our credit limit to finance such acquisitions. Other sources of capital could include the issuance of our common stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions that we determine to be strategic and accretive to our net earnings. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

We paid $43.2 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2006, as compared with $34.5 million and $24.4 million for the fiscal years ended 2005 and 2004, respectively. We expect capital expenditures of approximately $50 million to $60 million in fiscal 2007, as we continue to upgrade our facilities, as well as manufacturing and engineering capabilities.

Financing Activities   For the fiscal years ended March 31, 2006, 2005 and 2004, net cash provided by financing activities of continuing operations provided $1,004.2 million, $164.9 million and $131.6 million, respectively, as detailed below:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Sources of Cash
Proceeds from senior subordinated notes	$945,000	$210,000	$350,000
Receipt of advance interest on senior subordinated notes	—	1,986	—
Term loans	275,000	—	236,000
Borrowings from revolving line of credit	40,000	—	—
Stock option exercises	12,540	8,097	1,970
Borrowings of other debt	9,853	—	—
Total	1,282,393	220,083	587,970
Uses of Cash
Discretionary payments of DRS term loans	(165,690)	(45,000)	(231,451)
Scheduled payments of DRS term loan	(1,770)	(2,360)	(2,254)
Repayment of IDT term loan	—	—	(200,776)
Scheduled payment on Nytech Note	—	(3,000)	(5,000)
Payments on ESSI short-term debt	(76,300)	(82)	(521)
Payments on other debt	(348)	(547)	(611)
Dividends	(3,705)	—	—
Return of advanced interest on senior subordinated notes	(1,986)	—	—
Debt and bond issuance costs	(28,372)	(4,193)	(15,744)
Total	(278,171)	(55,182)	(456,357)
Net Cash Provided by Financing Activities of Continuing Operations	$1,004,222	$164,901	$131,613

Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of our other subsidiaries’ assets and by a pledge of a portion of certain of our non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility mature on January 31, 2013 and 2012, respectively.

We previously had a credit facility for up to an aggregate amount of $411.0 million. The credit facility consisted of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. During the week of January 9, 2006, we prepaid the remaining $135.7 million balance of our term loans at our discretion and recognized a $1.1 million charge to interest and related expenses in the fourth quarter of fiscal 2006 for the write-off of the balance of the term loan debt issuance costs, net of the recognition of a previously deferred gain for the termination of related interest rate swap agreements. There were no outstanding borrowings under the previous revolving credit facility at the time that we entered into the new Credit Facility.

Borrowings under the new Credit Facility generally bear interest at our option at either: 1) “base rate,” which is defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) the LIBOR rate, plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on our total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

We pay commitment fees calculated on the average daily unused portion of our revolving line of credit at a rate ranging from 0.375% and 0.50% per annum, depending on our TLR. We pay commissions and issuance fees on our outstanding letters of credit and are obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 1.00% to 1.75% per annum, depending on our TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, quarterly financial covenants specifying maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio beginning with the quarter ending June 30, 2006, and restrictions  or limitations on acquisitions and investments, equity issuances, sales of assets, dividends that the Company may be declare and pay on its common stock, issuance of additional debt or modifications of existing debt, incurrence of liens and capital expenditures.

The principal amount of any outstanding revolving credit loans is due and payable in full on January 31, 2012, the sixth anniversary of the closing date of the Credit Facility. We are required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each of December, March, June and September, commencing June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. Each principal payment from June 30, 2012 through January 31, 2013 is $64.6 million.

As of March 31, 2006, $275.0 million of term loans and $40.0 million of the revolving line of credit borrowings were outstanding against the Credit Facility. The weighted average interest rate on our term loan borrowings was 6.3%, as of March 31, 2006 (4.4% on previous term loans as of March 31, 2005). The weighted average interest rate under the revolving line of credit borrowings was 6.2%. There were no borrowings under the revolving line of credit at March 31, 2005.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of March 31, 2006, $38.8 million was contingently payable under letters of credit and bank guarantees. Of this amount approximately $0.9 million and $0.5 million in letters of credit and bank guarantees, respectively, as of March 31, 2006 were issued under IDT’s previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million) maturing on April 1, 2011. The proceeds of the loan were utilized in order to permit repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the American Jobs Creation Act (for further information see Notes 1.R and 10.) The term loan bears interest at our option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. We are required to repay aggregate outstanding principal of approximately C$575.0 thousand on the first business day of every January, April, July and October commencing July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc.

On January 31, 2006, in connection with the acquisition of ESSI, we issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, we sold an additional $45.0 million of Convertible Notes, pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of our available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI’s outstanding indebtedness, and pay related fees and expenses.

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, other than trade payables and is pari passu with the 6 7/8% senior subordinated notes.

The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, commencing August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million, after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures.

At any time prior to February 1, 2009, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 6 5/8% senior notes and 7 5/8% senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.625% and 107.625%, respectively, of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions.

At any time prior to February 1, 2011, we may redeem the 6 5/8% senior notes and 7 5/8% senior subordinated notes for cash at our option, in whole or in part, at any time or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the January 2006 Notes being redeemed and (2) the sum of (a) the present values of 103.313% of the principal amount of the 6 5/8% senior notes and 103.813% of the principal amount of the 7 5/8% senior subordinated notes being redeemed and (b) the scheduled payments of interest on the respective January 2006 Notes discounted to the date of redemption, together with accrued and unpaid interest, if any.

On or after February 1, 2011, we may redeem, at our option, all or a part of the January 2006 Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any:

Year	6 5/8% Senior Notes:	7 5/8% Senior Subordinated Notes:
2011	103.313%	103.813%
2012	102.209%	102.542%
2013	101.105%	101.271%
2014 and thereafter	100.000%	100.000%

In certain instances of a change in control, the Company must offer to repurchase all or part of the January 2006 Notes at a redemption price equal to 101% of the principal amount.

The net proceeds of the offering of the Convertible Notes, including the over-allotment, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. Certain of our existing and future domestic subsidiaries unconditionally guarantee our payment obligations under the Convertible Notes, jointly and severally, on a senior unsecured basis. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures. The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1, commencing August 1, 2006.

Commencing with the six-month period beginning on February 1, 2011, we will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note, for each of the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument, as it is based on the market price of a convertible note. The value of the contingent interest feature is zero at the date of the issuance of the Convertible Notes and March 31, 2006. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in its fair value.

The shares of DRS common stock that may be issued, if any, upon conversion of the Convertible Notes may be registered or unregistered shares. At the date of issuance, the underlying shares of DRS common stock have been registered through an automatically effective registration statement filed with the Securities and Exchange Commission. We are obligated to use our reasonable best efforts to maintain such registration for two years or pay “additional interest” ranging from 0.25% to 1.00% per annum on the principal of the Convertible Notes.

Upon conversion of a Convertible Note, we will deliver cash in an amount equal to the lesser of (a) the principal amount of the notes surrendered for conversion and (b) the conversion value (the applicable conversion rate multiplied by the average of the closing prices of DRS common stock for a defined 20-day period), and if the conversion value is greater than the principal amount, an amount of DRS common stock equal to such excess. The initial conversion value is based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $59.70 per share of DRS common stock), subject to adjustment under certain circumstances.

On or prior to February 1, 2010, the Convertible Notes may be converted by the holder only under the following circumstances:

•       During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of our common stock during such five trading-day period, multiplied by the applicable conversion rate;

•       During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is described in the Convertible Note agreement; or

•       If we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of our common stock, only under the following circumstances:

•       During any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 110% of the applicable conversion price;

•       On or after February 1, 2025;

•       During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of our common stock during such five trading-day period, multiplied by the applicable current conversion rate;

•       During prescribed periods, upon the occurrence of specified corporate transactions or “fundamental changes,” as the term is defined in the Convertible Note agreement; or

•       If we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

We may redeem the Convertible Notes in whole or in part for cash with proper notice at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of our common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a ‘‘make-whole’’ premium. The make-whole premium is payable only in cash equal to the present value of all remaining scheduled payments of interest on the Convertible Notes to be redeemed through February 2011.

We may, at any time after February 4, 2011, redeem the Convertible Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any).

Holders have the right to require us to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021, at a purchase price equal to

100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any).

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest is payable every six months on May 1 and November 1, which commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of our available cash and initial borrowings under the then existing credit facility, were used to fund the IDT acquisition, repay certain of our and IDT’s outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by certain of our current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee October 2003 Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures.

On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due November 2013 (December 2004 Notes). The December 2004 Notes were offered as additional debt securities under our indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes. The December 2004 Notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

At any time prior to November 1, 2006, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 6 7/8% senior subordinated notes issued with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions. On or after November 1, 2008, we may redeem, at our option, all or a part of the 6 7/8% senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

At March 31, 2006 other debt consists of a mortgage on our Palm Bay, Florida facility of $2.8 million, $0.8 million for certain notes payable to the former owners of DRS Mobilized Systems, Inc. and $1.3 million of debt at our DRS Pivotal Power business unit. At March 31, 2005 other debt consists of a mortgage on our Palm Bay, Florida facility of $3.0 million and $0.1 million of capital leases.

The aggregate maturities of long-term debt for fiscal 2007, 2008, 2009, 2010 and 2011 are $4.6 million, $5.1 million, $5.5 million, $5.3 million and $5.0 million per year, respectively, and $1.8 billion thereafter.

Free cash flow   Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the fiscal year ended March 31, 2006 was $113.9 million, or $12.2 million greater than free cash flow of $101.7 million for fiscal 2005. Free cash flow for the fiscal year ended March 31, 2005 was $101.7 million, or $21.4 million greater than free cash flow of $80.3 million for fiscal 2004. See Use of Non-GAAP Financial Measures below for additional discussion and information.

EBITDA   Earnings from continuing operations before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2006 was $239.4 million, or $58.2 million greater than $181.2 million for fiscal 2005. EBITDA for the year ended March 31, 2005 was $181.2 million, or $51.9 million greater than $129.3 million from fiscal 2004. See use of Non-GAAP Financial Measures below for additional discussion and information.

Off-Balance Sheet Financing Arrangements   We have not entered into any off-balance sheet financing arrangements.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

		Payments Due by Period
	Total	Less than year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt	$1,824,808	$4,622	$10,606	$10,341	$1,799,239
Operating lease commitments	108,830	29,942	37,255	19,995	21,638
Acquisition earn-outs(A)	36,525	14,789	21,736	—	—
Purchase obligations(B)	44,270	37,137	7,117	16	—
Total contractual obligations	$2,014,433	$86,490	$76,714	$30,352	$1,820,877

(A)          Represents contingent purchase price payments or “earn-outs” for certain of our acquisitions that are contingent upon the receipt of post-acquisition revenues and orders at those acquired businesses. Any amount that we pay for the earn-outs will be included in “payments pursuant to business combinations” within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

(B)           Includes amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services under firm government contracts for which the Company has full recourse under normal contract termination clauses.

We enter into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At March 31, 2006, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$38,293	$35,065	$3,228	$—
Bank guarantees	$526	$526	$—	$—

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

Backlog at March 31, 2006 was $2.4 billion, as compared with $1.3 billion at March 31, 2005. We booked $2.2 billion in new orders in fiscal 2006. The increase in backlog was due to the net effect of bookings and $695.4 million of acquired backlog obtained through our fiscal 2006 acquisitions of Walkabout, Codem and ESSI. Approximately 74% of backlog, as of March 31, 2006, is expected to result in revenues during fiscal 2007.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2006, 2005 and 2004 were $47.6 million, $38.9 million and $27.4 million, respectively.

Use of Non-GAAP Financial Measures   Certain disclosures in this document include “non-GAAP (Generally Accepted Accounting Principles) financial measures.” A non-GAAP financial measure is defined as a numerical measure of the Company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows. The components of EBITDA and a reconciliation of EBITDA and “free cash flow” with the most directly comparable GAAP measure follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(in thousands)
Earnings from continuing operations	$81,494	$58,126	$43,542	$30,171	$20,331
Income taxes	51,994	44,842	33,789	25,701	18,030
Interest income	(7,253)	(2,460)	(754)	(1,179)	(1,144)
Interest and related expenses	64,186	39,750	24,259	10,589	10,954
Depreciation and amortization	48,985	40,968	28,436	16,614	13,789
EBITDA(A)	239,406	181,226	129,272	81,896	61,960
Income taxes	(51,994)	(44,842)	(33,789)	(25,701)	(18,030)
Interest income	7,253	2,460	754	1,179	1,144
Interest and related expenses	(64,186)	(39,750)	(24,259)	(10,589)	(10,954)
Deferred income taxes	15,454	24,660	(5,558)	203	(4,195)
Changes in assets and liabilities, net of effects from business combinations and divestitures	1,219	4,708	32,743	585	(2,723)
Other, net	9,910	7,721	5,554	4,435	647
Net cash provided by operating activities of continuing operations	157,062	136,183	104,717	52,008	27,849
Capital expenditures	(43,194)	(34,521)	(24,444)	(21,526)	(13,583)
Free cash flow(B)	$113,868	$101,662	$80,273	$30,482	$14,266

(A)          We define EBITDA as net earnings from continuing operations before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of

EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions and capital expenditures, and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(B)           Free cash flow is defined as net cash provided by operating activities of continuing operations less capital expenditures. We disclose free cash flow because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash provided by operating activities of continuing operations. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments, and it does not reflect cash flows of discontinued operations. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt and that we will be able to finance any new acquisitions we make by raising new debt or equity capital. We also use free cash flow as a performance measure and a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Market Risk   In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange risk.

Interest Rate Risk   Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, the Company entered into an amended and restated senior secured credit facility for up to an aggregate amount of $675.0 million, replacing the Company’s then existing credit facility. The amended and restated senior secured credit facility consists of (i) a seven-year term loan facility in an aggregate principal amount equal to $275.0 million, with principal repayable in quarterly installments for the first five years at a rate of 1.00% per year and the balance to be repaid in equal quarterly installments beginning six years following the completion of the acquisition, and (ii) a six-year revolving credit facility in an aggregate principal amount of $400.0 million, to be repaid in full on the sixth anniversary of the closing date of the facility. Borrowings under the Credit Facility generally bear interest as either: 1) “base rate” loans, which are defined as the higher of (a) the prime rate or (b) the federal funds Rate plus 0.50%, plus the applicable margin; or 2) LIBOR rate loans plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company’s total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company’s TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) entered into a five-year senior secured term loan for approximately $9.9 million (C$11.5 million) maturing on April 1, 2011.  The term loan bears interest at our option at either: 1) prime rate or (ii) LIBOR rate plus 1.75%. We are required to repay aggregate outstanding principal of approximately C$575.0 thousand on the first business day of every January, April, July and October commencing July 1, 2006.

A 1% increase/decrease in the weighted average interest rate on our variable rate debt outstanding at March 31, 2006 would result in an increase/decrease in annual interest expense of approximately $3.2 million. The carrying values of the Company’s borrowings under the amended and restated credit facility and Canadian term loan approximate their fair values at March 31, 2006.

Simultaneously with the closing of our acquisition of ESSI, we also entered into $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% senior convertible notes due 2026. On February 8, 2006, we sold an additional $45.0 million of convertible senior notes pursuant to an over-allotment option exercised by the initial purchasers of the convertible senior notes. The interest rates on our senior notes, convertible notes and senior subordinated notes are fixed.

The convertible notes contain a contingent interest feature which represents an embedded derivative instrument, as it is based on DRS’s stock price. The value of the contingent interest was zero at the date of the issuance of the Convertible Notes. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in its fair value.

In connection with our IDT acquisition, on October 30, 2003 we issued $350.0 million of 6 7/8% Senior Subordinated Notes, due 2013. On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due 2013. The additional notes were offered as additional debt securities under the indenture with identical terms as the existing notes. The interest rate on these notes is fixed.

The market-based fair value of our notes are as follows:

	March 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior Notes	$350,000	$348,250	$—	$—
Senior Subordinated Notes	$808,585	$808,438	$559,716	$550,000
Senior Convertible Notes	$345,000	$365,269	$—	$—

Foreign Currency Exchange Risk   We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, our stockholders’ equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. Beginning in January 2006, in order to mitigate the risk associated with certain of these contracts denominated in foreign currency, we have entered into foreign currency forward contracts. We account for these contracts as cash flow hedges. At March 31, 2006, the foreign currency forward contracts were immaterial to us.

Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DRS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DRS Technologies, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. This report includes an explanatory paragraph stating that management excluded from its assessment of the effectiveness of DRS Technologies, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, Engineered Support Systems, Inc.’s and Codem Systems, Inc.’s internal control over financial reporting associated with total assets of $392.6 million as of March 31, 2006 and total revenues of $194.1 million for the year ended March 31, 2006.

/s/ KPMG LLP
Short Hills, New Jersey
June 9, 2006

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,293	$306,852
Accounts receivable, net	435,035	237,912
Inventories, net	331,624	213,361
Prepaid expenses, deferred income taxes and other current assets	135,613	42,134
Total current assets	903,565	800,259
Property, plant and equipment, net	220,506	143,264
Acquired intangible assets, net	231,139	100,030
Goodwill	2,608,068	815,407
Deferred income taxes and other noncurrent assets	58,616	32,901
Total assets	$4,021,894	$1,891,861
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$4,622	$2,652
Accounts payable	224,673	111,222
Accrued expenses and other current liabilities	473,843	312,421
Total current liabilities	703,138	426,295
Long-term debt, excluding current installments	1,828,771	727,611
Other liabilities	138,405	66,527
Total liabilities	2,670,314	1,220,433
Commitments and contingencies (Notes 2, 8 and 13)
Stockholders’ equity
Preferred stock, $10 par value. Authorized 2,000,000 shares; none issued at March 31, 2006 and 2005	—	—
Common stock, $.01 par value per share. Authorized 100,000,000 and 50,000,000 shares at March 31, 2006 and 2005, respectively; 39,912,541 and 27,472,495 shares issued at March 31, 2006 and 2005, respectively	399	275
Additional paid-in capital	1,076,786	467,027
Retained earnings	277,706	199,924
Accumulated other comprehensive earnings	3,885	6,198
Unamortized stock compensation	(7,196)	(1,996)
Total stockholders’ equity	1,351,580	671,428
Total liabilities and stockholders’ equity	$4,021,894	$1,891,861

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)

	Year ended March 31,
	2006	2005	2004
Revenues	$1,735,532	$1,308,600	$986,931
Costs and expenses	1,542,822	1,165,468	883,599
Operating income	192,710	143,132	103,332
Interest income	7,253	2,460	754
Interest and related expenses	64,186	39,750	24,259
Other expense, net	727	719	545
Earnings from continuing operations before minority interests and income taxes	135,050	105,123	79,282
Non-controlling interest	1,562	2,155	1,951
Earnings from continuing operations before income taxes	133,488	102,968	77,331
Income taxes	51,994	44,842	33,789
Earnings from continuing operations	81,494	58,126	43,542
Earnings from discontinued operations (including gain on disposal of $700 in 2005), net of income taxes	—	2,551	1,178
Net earnings	$81,494	$60,677	$44,720
Net earnings per share of common stock:
Basic earnings per share
Earnings from continuing operations	$2.75	$2.15	$1.80
Earnings from discontinued operations (including gain on disposal of $0.03 per share in 2005), net of income taxes	$—	$0.09	$0.05
Net earnings	$2.75	$2.24	$1.84
Diluted earnings per share
Earnings from continuing operations	$2.67	$2.09	$1.76
Earnings from discontinued operations (including gain on disposal of $0.02 per share in 2005), net of income taxes	$—	$0.09	$0.05
Net earnings	$2.67	$2.18	$1.80
Dividends per common share	$0.12	$—	$—

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings
(in thousands, except share data)

					Accumulated
			Additional		Other	Unamortized	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock	Stockholders’
	Shares	Amount	Capital	Earnings	(Losses) Earnings	Compensation	Equity
Balances at March 31, 2003	22,421,986	$224	$343,605	$94,527	$(176)	$—	$438,180
Comprehensive earnings:
Net earnings	—	—	—	44,720	—	—	44,720
Unrealized gains on hedging instruments, net of $236 of income taxes	—	—	—	—	335	—	335
Minimum pension liability, net of $1,632 income tax benefit	—	—	—	—	(3,662)	—	(3,662)
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538
Total comprehensive earnings							47,931
Issuance of shares to purchase Integrated Defense Technologies, Inc.	4,323,172	43	106,090	—	—	—	106,133
Stock options exercised	185,115	2	1,968	—	—	—	1,970
Income tax benefit from stock options exercised	—	—	1,055	—	—	—	1,055
Restricted stock grants	135,250	2	4,008	—	—	(4,010)	—
Restricted stock cancellations	(2,430)		(62)			62	—
Compensation relating to restricted stock	—	—	—	—	—	356	356
Balances at March 31, 2004	27,063,093	271	456,664	139,247	3,035	(3,592)	595,625
Comprehensive earnings:
Net earnings	—	—	—	60,677	—	—	60,677
Unrealized gains on hedging instruments, net of $515 of income taxes	—	—	—	—	754	—	754
Minimum pension liability, net of $525 income tax benefit	—	—	—	—	(956)	—	(956)
Foreign currency translation adjustments	—	—	—	—	3,365	—	3,365
Total comprehensive earnings							63,840
Stock options exercised	426,742	4	8,093	—	—	—	8,097
Income tax benefit from stock options exercised	—	—	2,778	—	—	—	2,778
Restricted stock grants	2,400		69	—		(69)	—
Restricted stock cancellations	(19,740)	—	(577)	—	—	577	—
Compensation relating to restricted stock	—	—	—	—	—	1,088	1,088
Balances at March 31, 2005	27,472,495	275	467,027	199,924	6,198	(1,996)	671,428
Comprehensive earnings:
Net earnings	—	—	—	81,494	—	—	81,494
Reclassification adjustment for gain on hedgings instruments, net of $751 of income tax benefit					(1,052)		(1,052)
Unrealized losses on hedging instruments, net of $10 of income tax benefit	—	—	—	—	20	—	20
Minimum pension liability, net of $1,142 income tax benefit	—	—	—	—	(2,646)	—	(2,646)
Foreign currency translation adjustments	—	—	—	—	1,365	—	1,365
Total comprehensive earnings							79,181
Dividends declared	—	—	—	(3,712)	—	—	(3,712)
Issuance of shares to purchase Engineered Support Systems, Inc.	11,727,566	117	587,143	—	—	—	587,260
Stock options exercised	563,620	5	12,535	—	—	—	12,540
Income tax benefit from stock options exercised	—	—	5,540	—	—	—	5,540
Restricted stock grants	166,880	2	8,694	—	—	(8,696)	—
Restricted stock cancellations	(18,020)	—	(640)	—	—	640	—
Compensation relating to restricted stock	—	—	—	—	—	2,856	2,856
Other	—	—	(3,513)	—	—	—	(3,513)
Balances at March 31, 2006	39,912,541	$399	$1,076,786	$277,706	$3,885	$(7,196)	$1,351,580

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2006	2005	2004
		(Revised—see Note 1.D.)
Cash Flows from Operating Activities
Net earnings	$81,494	$60,677	$44,720
Earnings from discontinued operations	—	(2,551)	(1,178)
Earnings from continuing operations	81,494	58,126	43,542
Adjustments to reconcile net earnings of continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	48,985	40,968	28,436
Restricted stock amortization	2,856	1,088	343
Deferred income taxes	15,454	24,660	(5,558)
Inventory reserves and provision for doubtful accounts	3,147	1,519	2,159
Amortization and write-off of deferred financing fees	6,632	3,765	1,645
Other, net	(2,725)	1,349	1,407
Changes in assets and liabilities, net of effects from business combinations and divestitures:
(Increase) decrease in accounts receivable	(28,554)	155	(322)
Increase in inventories	(36,658)	(29,819)	(11,476)
Decrease (increase) in prepaid expenses and other current assets	2,783	1,073	(2,552)
Increase in accounts payable	51,008	27,109	3,124
Increase (decrease) in accrued expenses and other current liabilities	10,518	(6,725)	29,082
Increase in customer advances	2,110	7,200	21,582
Increase (decrease) in pension and postretirement liability	1,338	(2,372)	3,900
Other, net	(1,326)	8,087	(10,595)
Net cash provided by operating activities of continuing operations	157,062	136,183	104,717
Net cash provided by (used in) operating activities of discontinued operations	—	2,227	(2,084)
Net cash provided by operating activities	157,062	138,410	102,633
Cash Flows from Investing Activities
Capital expenditures	(43,194)	(34,521)	(24,444)
Payments pursuant to business combinations, net of cash acquired	(1,425,696)	(49,839)	(250,329)
Proceeds from sales of businesses	—	29,096	—
Investment in short-term notes	—	(10,000)	—
Proceeds from sale of short-term notes	—	10,000	—
Dispositions of property, plant and equipment	1,432	825	—
Other, net	62	866	914
Net cash used in investing activities of continuing operations	(1,467,396)	(53,573)	(273,859)
Net cash used in investing activities of discontinued operations	—	(825)	(601)
Net cash used in investing activities	(1,467,396)	(54,398)	(274,460)
Cash Flows from Financing Activities
Net proceeds from acquisition-related debt
Net repayments of short-term debt	(36,300)	(82)	(521)
Borrowings of long-term debt	1,229,853	210,000	586,000
(Return of) receipt of advanced interest on senior subordinated notes	(1,986)	1,986	—
Debt issuance costs	(28,372)	(4,193)	(15,744)
Repayments of long-term debt	(167,808)	(50,907)	(440,092)
Dividends paid	(3,705)	—	—
Proceeds from exercise of stock options	12,540	8,097	1,970
Net cash provided by financing activities of continuing operations	1,004,222	164,901	131,613
Net cash (used in) provided by financing activities of discontinued operations	—	(30)	154
Net cash provided by financing activities	1,004,222	164,871	131,767
Effect of exchange rates on cash and cash equivalents	553	1,179	912
Net (decrease) increase in cash and cash equivalents	(305,559)	250,062	(39,148)
Cash and cash equivalents, beginning of year	306,852	56,790	95,938
Cash and cash equivalents, end of year	$1,293	$306,852	$56,790

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

A.   Organization   DRS Technologies, Inc. and subsidiaries (hereinafter, DRS or the Company) is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. Incorporated in 1968, DRS has served the defense industry for over 37 years. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. The Company’s products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet, F-16 Fighting Falcon jet fighters and F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. The Company also has contracts that support future military platforms, such as the CVN-78 next generation aircraft carrier, Littoral Combat Ship and Future Combat Systems. In addition, DRS provides sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination shelters and heavy equipment transport systems. The Company also provides support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, and certain foreign militaries, homeland security forces and selected government and intelligence agencies.

As more fully described in Note 2, “Acquisitions and Divestitures,” on January 31, 2006 the Company acquired all of the outstanding stock of Engineered Support Systems, Inc. (ESSI). The entities acquired from ESSI are managed as the Company’s third operating segment called the Sustainment Systems & Services (S3) Group. The total transaction value, excluding acquisition-related costs of $25.5 million, was approximately $1.93 billion.

On March 10, 2005, the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast) and recorded an after-tax gain of $0.7 million in the fourth quarter of fiscal 2005. Both operating units operated as a part of the Company’s Command, Control, Communications, Computers and Intelligence (C4I) Group. The operating units were acquired in connection with the Company’s fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 and for the period from the date of acquisition through March 31, 2004 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004. All corresponding footnotes reflect the discontinued operations presentation.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the results of discontinued operations for the year ended March 31, 2005 and for the period from November 4, 2003 through March 31, 2004 (the period for which DRS Weather and DRS Broadcast were owned by DRS) follows:

	Year Ended March 31,
	2005	2004
	(in thousands)
Revenues	$33,325	$14,319
Earnings before taxes	$3,601	$1,819
Income tax expense	1,050	641
Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551	$1,178

The Company’s three operating segments are the C4I Group, the Surveillance & Reconnaissance (SR) Group and the S3 Group. See Note 14 for a description of the operations of the three operating segments.

B.   Variable Interest Entities   In January 2004, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, whether it should consolidate the entity as the primary beneficiary of the assets, liabilities and results of operations.

During fiscal 2005, the Company entered into a joint venture agreement with a third party to manufacture and market high-performance, lightweight motors, generators and drive electronics to the industrial market. The joint venture is still in its early stages of development and did not have significant activities in fiscal 2005 or fiscal 2006. The joint venture is considered a variable interest entity because it is a development stage enterprise, and its equity is not sufficient to finance its activities without additional subordinated financial support. Based upon a review of the provisions of FIN 46, the structure of the agreement and activities of the entity, the Company determined that it is not the primary beneficiary of the joint venture at March 31, 2006 and 2005. If the facts and circumstances change in the future, the Company could determine that it has become the primary beneficiary, which would require DRS to consolidate the fair value of the assets, liabilities and noncontrolling interest of the joint venture. The Company currently accounts for its 50% ownership interest in the joint venture under the equity method of accounting. The Company’s investment in the joint venture was immaterial as of March 31, 2006 and 2005.

C.   Basis of Presentation and Use of Estimates   The consolidated financial statements include the accounts of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, valuation of inventories reported at lower of cost or market, recoverability

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of reported amounts of fixed assets, goodwill and intangible assets, valuation of pensions and other postretirement benefits, the valuation of assets acquired and liabilities assumed in purchase business combinations, and the valuation of deferred tax assets and liabilities. Actual results could differ from these estimates.

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

Certain amounts for prior years have been reclassified to conform with the fiscal 2006 presentation. In fiscal 2006, the Company revised its Consolidated Statements of Cash Flows to provide a reconciliation of net earnings to earnings from continuing operations for each year presented.

E.   Translation of Foreign Currency Financial Statements and Foreign Currency Transactions   Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in fiscal 2006, 2005 and 2004 are immaterial to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings. The Company has accumulated exchange gains resulting from the translation of foreign subsidiaries financial statements of $11.1 million and $9.8 million as of March 31, 2006 and 2005, respectively. Beginning in January 2006, in order to mitigate the risk associated with certain contracts denominated in foreign currency, the Company entered into foreign currency forward contracts. See Note 1.M. for further detail.

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

H.   Inventories   Inventoried contract costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery percentage-of-completion method, have not been recognized. As discussed below in Note 5, the Company’s inventoried contract costs for certain government contracts, and contracts with prime contractors or subcontractors of the government, include direct and indirect costs and allocated general and administrative costs, independent research and development costs, and bid and proposal costs. Total expenditures for internal research and development amounted to approximately $47.6 million, $38.9 million and $27.4 million for fiscal 2006, 2005 and 2004, respectively. General and administrative expenses related to commercial-type products and services provided under commercial terms and conditions are expensed as incurred and are included in costs and expenses in the Consolidated Statements of Earnings.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of progress payments and advances. Accordingly, such progress payments and certain advances are reflected as an offset, first against the related unbilled receivables, then against the related inventory balances. To the extent that customer advances exceed related unbilled receivables and inventory levels, such excess advances are classified as current liabilities.

Inventories other than inventoried contract costs are stated at the lower of cost, primarily using the average cost method, or market.

The Company records contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed, DRS’s estimate to complete and a reasonable profit allowance on the remaining contract amount to be billed commensurate with the profit margin that the Company earns on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

I.   Property, Plant and Equipment   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production, computer and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the life of the lease. When property, plant and equipment are retired or otherwise disposed of, the net book value of the asset is removed from the Consolidated Balance Sheet and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

J.   Software Capitalization   Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of three to eight years. Capitalized software costs are included in machinery and equipment. In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company capitalized $3.8 million, $4.0 million and $4.4 million of internal-use software for the years ended March 31, 2006, 2005 and 2004, respectively. Depreciation expense for capitalized software was approximately $3.4 million, $2.9 million and $1.7 million in fiscal 2006, 2005 and 2004, respectively.

K.   Bond Premium and Debt Issuance Costs   Bond premium and debt issuance costs are amortized as a component of interest expense over the term of the related debt using a method that approximates the effective interest method. The nature and extent of subsequent modifications to the Company’s term loans and lines of credit affect whether debt issuance costs

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

are expensed or capitalized. If the Company prepays its term loans or portions thereof, the debt issuance costs associated with such term loans are written-off in proportion to the decrease in term loan borrowings, as compared with the total borrowings outstanding prior to the prepayment.

L.   Goodwill   The Company annually reviews goodwill for impairment by “reporting unit” or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria, the Company concluded that it had six reporting units for purposes of goodwill impairment testing at March 31, 2006.

The annual impairment test is performed after completion of the Company’s annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The annual goodwill impairment assessment involves estimating the fair values of the Company’s reporting units and comparing such fair values with the reporting unit’s respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. Beginning in fiscal 2006, the Company estimates the fair value of its reporting units with the assistance of a third-party appraiser. Fiscal 2006 fair values are estimated based upon the two methodologies, a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit’s projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged together and compared with the carrying value of the reporting units. In fiscal 2005 and prior, the Company estimated fair values of its reporting units by applying third-party market value indicators to each reporting unit’s projected revenues, EBIT and EBITDA, and calculating a weighted average of the three extended values. The Company completed its annual impairment tests with no adjustment to the carrying value of its goodwill as of March 31, 2006, 2005 and 2004.

M.   Long-Lived Assets and Acquired Identifiable Intangible Assets   Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer-related and technology-based intangibles. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and revenues, all of which are discounted to present value.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

undiscounted net cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount of the asset. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell.

N.   Derivative Financial Instruments   The Company does not use derivative financial instruments for trading purposes. The Company utilizes variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company’s earnings and on its cash flows. We also operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, our net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. In an effort to limit interest expense, cash flow exposure and foreign currency exposure, the Company has and may in the future enter into various derivative instruments that meet the criteria to be accounted for as cash flow hedges. The Company does not enter into derivatives designated as fair value hedges.

All derivative instruments are carried on the Consolidated Balance Sheets as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

On the date a derivative contract is entered into, the Company designates the hedging relationship. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive earnings (losses) until operations are affected by the variability in cash flows of the designated item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when: (1) it is determined that a derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated or exercised; or (3) the derivative is discontinued as a hedging instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge of cash flows, the derivative will continue to be carried at fair value in the Consolidated Balance Sheets, and gains and losses that were deferred in accumulated other comprehensive earnings (losses) are recognized as the forecasted transaction occurs or at such time that the transaction is no longer probable to occur.

Beginning in January 2006, in order to mitigate the risk associated with certain of the Company’s contracts denominated in foreign currency the Company entered into foreign currency forward contracts. DRS accounts for these contracts as cash flow hedges. The effect of the cash flow hedges is considered immaterial to the Consolidated Balance Sheet and Consolidated Statement of Earnings.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

During fiscal 2005, the Company had two interest rate swap agreements, each in the amount of $25.0 million, with Wachovia Bank, N.A. and Bank of America Corporation (the Banks) both of which had expiration dates of September 30, 2008. The swap agreements effectively converted the variable interest rate on a total of $50.0 million of the Company’s term loan to a fixed interest rate. Under the terms of these swap agreements, the Company paid or received the difference between the variable interest rate payable by the Banks and the fixed 2.59% interest rate payable by the Company. These swap agreements were accounted for as cash flow hedges, and as such, changes in the fair values of the swap agreements were recorded as adjustments to accumulated other comprehensive earnings. On January 18, 2005, the Company terminated the two swap agreements. As a result of the termination, the Company received $1.8 million in cash and recorded an unrealized gain in other comprehensive income, net of taxes, which was to be credited to interest expense over the remaining life of the Company’s term loan. During the week of January 9, 2006, the Company prepaid the remaining $135.7 million balance of its term loan, at its discretion, and recognized a $1.1 million charge to interest and related expenses in the fourth quarter of fiscal 2006 for the write off of the balance of the term loan debt issuance costs, net of the recognition of the previously deferred gain for the termination of the related interest rate swap agreements.

As of March 31, 2006 and 2005, the balance of the unrealized gain on hedging instruments, included in accumulated other comprehensive earnings was $20 thousand, net of income taxes, and $1.1 million, net of income taxes, respectively.

O.   Revenue Recognition   The substantial majority of the Company’s direct and indirect sales to the U.S. government and certain of the Company’s sales to foreign governments and commercial customers are made pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally fixed price, cost-reimbursable, or time and material. These contract types are accounted for in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Cost-reimbursable type contracts also are specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus Fixed-Fee Contracts (ARB 43), in addition to SOP 81-1.

Revenues and profits on fixed price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the units-of-delivery method). In certain limited circumstances, when all applicable revenue recognition criteria are met, revenue may be recognized prior to shipment to the customer. Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(cost-to-cost method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the revenues and profits on a fixed-price contract, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Loss accrual for future costs on uncompleted contracts.’’

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the conditions under which they are earned are reasonably assured of being met and can be reasonably estimated. Revenue and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit.

The Company reviews cost performance and estimates to complete on its contracts at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Included in revenues for fiscal 2006, 2005 and 2004 were $106.1 million, $93.1 million and $74.4 million, respectively, of customer-sponsored research and development, which principally are accounted for under the cost-reimbursement method.

Approximately 87%, 84% and 85% of the revenues in fiscal 2006, 2005 and 2004, respectively, were derived directly or indirectly from defense-related contracts with the United States government. In addition, approximately 9%, 12% and 10% of the Company’s revenues were derived directly or indirectly from sales to international governments in fiscal 2006, 2005 and 2004, respectively.

P.   Pension and Other Postretirement Benefits   The obligations for the Company’s pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company’s results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and the Company’s annual cash requirements to fund these plans. See Note 12 for further information on the Company’s pension and postretirement plans.

Q.   Stock-Based Compensation   The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB Opinion No. 25). Compensation expense for stock options granted to an employee or director is recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equals or exceeds the quoted market price of DRS common stock at the date of grant, the Company does not recognize compensation expense. Compensation cost for restricted stock is recorded based on the market value of DRS common stock on the date of grant.

The Company elected not to adopt the fair-value-based method of accounting for stock-based employee compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (collectively, SFAS No. 123). Had the Company adopted the fair-value-based method provisions of SFAS No. 123, it would have recorded a non-cash expense for the estimated fair value of the stock options that the Company has granted to its employees and directors.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. Option forfeitures are accounted for as they occurred, and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

	Year Ended March, 31
	2006	2005	2004
	(in thousands, except per-share data)
Net earnings, as reported	$81,494	$60,677	$44,720
Add: Stock-based compensation expense included in reported net earnings, net of taxes	1,744	657	211
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(9,466)	(5,180)	(3,542)
Pro forma net earnings	$73,772	$56,154	$41,389
Earnings per share:
Basic—as reported	$2.75	$2.24	$1.84
Basic—pro forma	$2.49	$2.07	$1.71
Diluted—as reported	$2.67	$2.18	$1.80
Diluted—pro forma	$2.36	$2.03	$1.70

For purposes of determining the pro forma effects of SFAS No.123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. The weighted-average assumptions used in the valuation model and the weighted-average fair value of options granted are presented in the table below:

	Year Ended March 31,
	2006	2005	2004
Expected holding period (in years)	6.25	5.0	5.0
Expected volatility	42.16%	44.19%	45.2%
Expected dividend yield	0.2%	—	—
Risk-free interest rate	4.0%	3.5%	3.0%
Weighted-average fair value of options granted	$23.51	$16.07	$11.97

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and nonvested (restricted) stock grants and units, to be recognized as a compensation cost based on their fair values. On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X, which amended the compliance date for SFAS No. 123(R) to the beginning of the first fiscal year following June 15, 2005, which is the fiscal year beginning on April 1, 2006 for DRS. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS No. 123(R).

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company will adopt SFAS No. 123(R) effective April 1, 2006, using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company has estimated that the fiscal 2007 share-based costs related to the adoption of SFAS No. 123(R) will be approximately $4.6 million, net of tax (unaudited).

On November 10, 2005, the FASB issued FASB Staff Position (FSP) 123(R)-3 (“FSP123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS No. 123(R). The Company may take up to one year from the adoption date to evaluate its available alternatives and make its one-time election. The Company currently is evaluating the alternative methods in connection with the adoption of SFAS No. 123(R). Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS No. 123(R).

On February 3, 2006, the FASB issued FSP 123(R)-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This amends paragraphs 32 and A229 of SFAS No. 123(R), which required that share options with contingent cash settlement features be classified as liabilities regardless of the event’s likelihood of occurrence. FSP 123(R)-4 requires companies with cash-settleable provisions in their employee share-option awards to assess the probability of the contingent event’s occurrence when determining the classification of the awards as liability or equity. If the event’s likelihood of occurrence is less than probable and the award would otherwise be classified as equity, under FSP 123(R)-4 it would be equity classified. The Company would be required to make an ongoing assessment of the probability of the contingent event occurring and reclassify the award as a liability should the event become probable. The Company is required to adopt the provisions of this FSP as of the date of adoption of SFAS No. 123(R). The adoption of FSP 123(R)-4 will have no impact on the Company’s results of operations or financial condition, as it has not issued any share options with contingent cash settlement features.

R.   Income Taxes   The Company accounts for income taxes in accordance with the asset-and-liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004 which contains many provisions affecting corporate taxation. The Jobs Act phases out the extraterritorial income exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities over a transition period that began in 2005. In response to the Jobs Act, the FASB issued FASB Staff Position 109-1 , "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to 9% of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The FSP requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company recognized a reduction in its fiscal 2006 provision for income taxes for the domestic production activities in the quarterly periods in which the Company was eligible for the deduction.

The Jobs Act also included a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. In accordance with the Jobs Act, the Company elected to take the special one-time 85% deduction for dividends received and accordingly repatriated $14.0 million in dividends during the fourth quarter of fiscal 2006 (see Note 10). As a result of the repatriation, the Company recorded total taxes of $1.4 million, consisting of taxes on income of $0.7 million and foreign withholding taxes of $0.7 million in 2006. The Company has not changed its intention to indefinitely reinvest other accumulated earnings of its foreign subsidiaries. Accordingly, no provision will be made for income taxes that would be payable upon distribution of such earnings, and it is not practicable to determine the related unrecognized deferred income tax liability.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

S.   Earnings per Share   Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, convertible debt (if dilutive), restricted stock and restricted stock units using the treasury stock method. The following table presents the components of basic and diluted earnings per share:

	Year Ended March 31,
	2006	2005	2004
	(in thousands, except per-share data)
Basic EPS Computation
Earnings from continuing operations	$ 81,494	$ 58,126	$ 43,542
Earnings from discontinued operations (including gain on disposal of $0.7 million in 2005), net of income taxes	—	2,551	1,178
Net earnings	$ 81,494	$ 60,677	$ 44,720
Weighted average common shares outstanding	29,623	27,096	24,251
Basic earnings per share
Earnings from continuing operations	$ 2.75	$ 2.15	$ 1.80
Earnings from discontinued operations (including gain on disposal of $0.03 per share in 2005), net of income taxes	$ —	$ 0.09	$ 0.05
Net earnings	$ 2.75	$ 2.24	$ 1.84
Diluted EPS Computation
Earnings from continuing operations	$ 81,494	$ 58,126	$ 43,542
Earnings from discontinued operations (including gain on disposal of $0.7 million in 2005), net of income taxes	—	2,551	1,178
Net earnings	$ 81,494	$ 60,677	$ 44,720
Diluted common shares outstanding Weighted average common shares outstanding	29,623	27,096	24,251
Stock options and restricted stock	953	737	526
Diluted common shares outstanding	30,576	27,833	24,777
Diluted earnings per share Earnings from continuing operations	$ 2.67	$ 2.09	$ 1.76
Earnings from discontinued operations (including gain on disposal of $0.02 per share in 2005), net of income taxes	$ —	$ 0.09	$ 0.05
Net earnings	$ 2.67	$ 2.18	$ 1.80

At March 31, 2006, 2005 and 2004, there were 22,500, 2,500 and 1,185,708 options to acquire DRS common stock outstanding, respectively, with weighted average exercise prices of $53.56, $41.89 and $33.19 per option, respectively, that are excluded from the above calculations because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years.

For the year ended March 31, 2006, DRS’s 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during the period was below $59.70 per

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

share, and the Convertible Notes, if converted, would require only cash at settlement. See Note 8, Debt, for further information on the Convertible Notes.

T.   Fair Value of Financial Instruments   Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and derivative instruments reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company’s revolving credit facility and term loans approximate their recorded value, based on the variable interest rates of the facility and currently available terms and conditions for similar debt at March 31, 2006 and 2005. Fair values are determined through information obtained from third parties using the latest available market data. Long-term debt is reflected on the Consolidated Balance Sheets at amortized cost. Below is a summary of carrying value and fair value of the Company’s notes.

March 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Senior Notes	$ 350,000	$ 348,250	$ —	$ —
Senior Subordinated Notes	$ 808,585	$ 808,438	$ 559,716	$ 550,000
Senior Convertible Notes	$ 345,000	$ 365,269	$ —	$ —

U.   Product Warranties   Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties as of March 31, 2006, 2005 and 2004, which is included in accrued expenses and other current liabilities:

	March 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$ 21,839	$ 23,279	$ 19,365
Acquisitions during the period	4,497	25	6,000
Accruals for product warranties issued during the period	9,235	8,687	9,250
Settlements made during the period	(12,011)	(10,296)	(11,589)
Other	36	144	253
Balance at the end of year	$ 23,596	$ 21,839	$ 23,279

V.   New Accounting Pronouncements   In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs, such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage), are required to be recognized as current period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS No. 151 are effective for the Company’s fiscal year beginning April 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have any impact on the Company’s consolidated financial position or results of operations.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 beginning on July 1, 2005, and its adoption had no impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net earnings in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes that may be made by DRS beginning in fiscal 2007; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of SFAS No. 154 will have no immediate effect on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard will be effective for the Company beginning April 1, 2007. SFAS No. 155 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” ( FIN 47), which clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted by the Company beginning April 1, 2005 and had no effect on the Company’s consolidated financial statements.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

2.    Acquisitions

All of the Company’s acquisitions have been accounted for as purchase business combinations and are included in the Company’s results of operations from their respective acquisition dates. Any additional payments of contingent consideration (e.g., earn-outs) are payable in cash and will be recorded as additional goodwill when the contingencies for such payments have been met (also see Note 13).

ESSI:

On January 31, 2006, the Company completed its acquisition of all of the outstanding common stock and options to acquire the common stock of Engineered Support Systems, Inc. In the transaction, a wholly-owned subsidiary of DRS was merged with and into ESSI (the Acquisition), forming DRS’s third operating segment—the S3 Group. The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the Acquisition consisted of $1.34 billion in cash and 11.7 million shares of DRS common stock, or an aggregate value of $1.93 billion. In addition to the purchase price, the Company assumed $78.5 million in debt and recorded $25.5 million of acquisition-related costs, including professional fees. The stock component of the consideration was valued at $50.08 per share, using the average price of DRS common stock on the measurement date (January 27, 2006, the date the number of shares was known) and a few days before and after the measurement date. Upon closing of the Acquisition, the Company repaid ESSI’s credit facility in the amount of $76.3 million. The Company financed the cash portion of the Acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026. See Note 8, Debt, for a description of the new amended and restated credit facility and the new debt securities.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI has provided for a larger, more competitive and more diversified company through the contribution of a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation; thus, the preliminary allocation of purchase price will change, and such change could be material. Goodwill of $1.8 billion has been allocated to the S3 Group, $283.4 million of which is expected to be deductible for tax purposes. The assets acquired also reflect a preliminary estimate of $136.1 million in customer-related intangibles with weighted average useful lives of 7.1 years. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Acquisition. The Company anticipates completing the purchase price allocation in the third quarter of fiscal 2007.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

January 31, 2006
(in thousands)
Accounts receivable	$ 164,425
Inventory	77,573
Other current assets	64,704
Current deferred tax asset	39,320
Property, plant and equipment	69,632
Other assets	3,022
Long-term deferred tax asset	6,122
Acquired intangible assets	136,130
Goodwill	1,781,062
Total assets acquired	2,341,990
Short-term debt	76,300
Accrual for future costs on acquired contracts	82,848
Other current liabilities	128,027
Long-term debt	2,229
Benefit plan obligations	54,083
Long-term deferred tax liability	38,489
Other liabilities	3,859
Total liabilities assumed	385,835
Net assets acquired	$ 1,956,155

In accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded a $5.1 million liability in the preliminary purchase price allocation in connection with a plan to involuntarily terminate certain employees of ESSI. The Company is currently in the process of evaluating additional restructuring actions. Management anticipates finalizing its plans in the second quarter of fiscal 2007. There were no payments against the $5.1 million accrual as of March 31, 2006.

WalkAbout:

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years (i.e., earn-out). In addition to the purchase price, the Company paid $0.2 million for acquisition-related costs, including professional fees.

WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. Management believes that the acquisition of WalkAbout has enhanced the Company’s position in the tactical computer systems business by broadening the Company’s product offerings. WalkAbout is being managed as a part of the C4I Group.

The Company obtained a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalized its own internal assessment of the purchase price allocation during the fourth quarter of fiscal 2006. As a result, the Company recorded a total of $8.8 million of goodwill (including a $0.2 million earn-out adjustment recorded in the fourth quarter of fiscal 2006), all of which has been allocated to the C4I Group. Of the total goodwill recorded, $2.3 million is expected to be deductible for tax purposes. The Company recorded $1.3 million of customer-related intangibles that have weighted-average useful lives of 5 years.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Codem:

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, the Company paid $0.3 million for acquisition-related costs, including professional fees.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced the Company’s existing intelligence product base. Codem is being managed as a part of the Company’s C4I Group.

The Company obtained a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalized its own internal assessment of the purchase price allocation during the fourth quarter of fiscal 2006. As a result, the Company recorded a total of $25.7 million of goodwill (including a $0.3 million earn-out adjustment recorded in the fourth quarter of fiscal 2006), all of which has been allocated to the C4I Group. None of Codem’s goodwill is expected to be deductible for tax purposes. The Company recorded $1.9 million and $4.2 million of technology-based and customer-related intangibles, respectively, both of which have weighted average useful lives of 9 years.

NVEC:

On December 14, 2004, the Company acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively referred to as NVEC hereafter), a privately-held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, the Company paid $0.1 million for acquisition-related costs, including professional fees. The Company paid an additional $4.6 million associated with achieving certain earn-out targets achieved in fiscal 2006.

NVEC is a manufacturer and marketer of innovative night vision products and combat identification systems. It focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVEC maintains research, development and production facilities in Prescott Valley, Arizona. The acquisition of NVEC has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVEC is being managed as part of the Company’s SR Group.

The Company obtained a third-party valuation of certain assets, including acquired intangible assets, and finalized its own internal assessment of certain other assets and liabilities during fiscal 2006. The Company recorded total goodwill at March 31, 2006 in connection with the acquisition of NVEC of $27.7 million. Goodwill has been allocated to the SR Group, and $27.7 million is expected to be deductible for tax purposes. The purchase price also reflects $8.9 million and $0.2 million of customer-related and technology-based acquired intangible assets, respectively, which are being amortized over 8 and 12 years, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

IDT:

On November 4, 2003, a wholly-owned subsidiary of the Company merged with and into Integrated Defense Technologies, Inc. (IDT) in a purchase business combination with IDT being the surviving corporation and continuing as a wholly-owned subsidiary of DRS (the Merger). The total consideration for the Merger consisted of $261.3 million in cash (excluding cash acquired of $27.5 million) and 4.3 million shares of DRS common stock, or an aggregate value of $367.4 million, and the assumption of $201.0 million in debt, including $0.2 million of IDT’s capital leases. In addition to the purchase price, the Company paid $12.5 million in acquisition-related costs, including professional fees. The stock component of the consideration was valued at $24.55 per share using the average price of DRS common stock on the measurement date of the Merger (October 31, 2003) and a few days before and after the measurement date. Upon closing of the Merger, the Company repaid IDT’s term loan in the amount of $200.8 million. The Company financed the Merger with borrowings under its amended and restated credit facility, the issuance of $350.0 million of senior subordinated notes (see Note 8, Debt, for a description of the amended and restated credit facility and the senior subordinated notes) and with existing cash on hand.

Headquartered in Huntsville, Alabama, IDT is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Merger enhanced DRS’s content on key U.S. Army and Navy weapons programs, contributed a significant new base of U.S. Air Force programs and greatly expanded DRS’s intelligence agency business. Operating units acquired in the Merger now operate in both the C4I Group and the SR Group. At March 31, 2006, goodwill of $144.9 million and $217.6 million was allocated to the Company’s C4I Group and SR Group, respectively, of which $143.5 million is expected to be deductible for tax purposes.

On March 10, 2005, the Company completed the sale of DRS Weather and DRS Broadcast, two of the operating units acquired in the Merger. The Company allocated $8.5 million of goodwill to the net assets sold in the divestiture of DRS Weather and DRS Broadcast. The IDT purchase price allocation, including the value assigned to DRS Weather and DRS Broadcast, identified $37.4 million and $25.3 million of customer-related and technology-based acquired intangible assets, respectively. The net assets of DRS Weather and DRS Broadcast included $0.1 million and $7.4 million of customer-related and technology-related intangible assets, respectively. The remaining acquired IDT intangible assets are being amortized over their weighted average useful lives of 19 years for customer-related intangibles and 18 years for technology-related intangibles.

Other:

During fiscal 2006, the Company paid $6.7 million in consideration to satisfy an earn-out obligation on its 2002 acquisition of DKD, Inc. (now operating as a component of DRS Infrared Technologies L.P.). The earn-out was recorded as an increase to goodwill during the fourth quarter of fiscal 2005, when it was probable a payment was required. The Company also recorded an additional $7.1 million increase to goodwill in fiscal 2006 in final satisfaction of its earn-out obligations, which was paid in the first quarter of fiscal 2007.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Pro Forma Results

The following pro forma financial information shows the results of continuing operations for the years ended March 31, 2006 and 2005, as though the acquisition of ESSI had occurred at the beginning of each respective fiscal year as though the acquisition of NVEC and Affiliate had occurred at the beginning of fiscal 2005 and ESSI’s acquisition of Spacelink International, LLC (a significant purchase business combination by ESSI in their most recent fiscal year) occurred at the beginning of fiscal 2005. The pro forma financial information does not reflect the WalkAbout and Codem acquisitions as the effect of these acquisitions were not significant on an individual or aggregate basis. The pro forma financial information includes, where applicable, adjustments for: (i) the capitalization of general and administrative costs to be consistent with DRS’s accounting practice, (ii) the amortization of acquired intangible assets, (iii) additional net interest expense on acquisition-related borrowings, (iv) the amendment and restatement of certain credit facilities in fiscal 2006, (v) the pay-down of acquired companies’ debt, (vi) the issuance of 11.7 million shares of DRS common stock in fiscal 2006 (vii) the elimination of certain of ESSI’s nonrecurring Acquisition-related costs recognized in its historical financial statements and (viii) the income tax effect on the pro forma adjustments, using a statutory tax rate of 40%. The pro forma adjustments related to the acquisition of ESSI are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocations could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the dates indicated above or the results that may be obtained in the future.

	Year Ended March 31,
	2006	2005
	(in thousands, except per share data)
	(unaudited)
Revenues	$2,559,500	$2,417,663
Earnings from continuing operations	$88,005	$95,814
Earnings from continuing operations per share of common stock:
Basic earnings per share	$2.23	$2.47
Diluted earnings per share	$2.18	$2.42

3.   Goodwill and Related Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of March 31, 2006 and 2005. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of March 31, 2006
Technology-based intangibles	18 years	$47,861	$(14,100)	$33,761
Customer-related intangibles	11 years	217,190	(19,812)	197,378
Total		$265,051	$(33,912)	$231,139
As of March 31, 2005
Technology-based intangibles	19 years	$45,961	$(11,172)	$34,789
Customer-related intangibles	17 years	75,590	(10,349)	65,241
Total		$121,551	$(21,521)	$100,030

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2006, 2005 and 2004 was $12.4 million, $7.0 million and $5.0 million, respectively. The estimated acquired intangible asset annual amortization expense is approximately $27.9 million for each of the subsequent three fiscal years ending March 31, 2009, $27.8 million for the fiscal year March 31, 2010 and $26.9 million for the fiscal year ended March 31, 2011. As discussed in further detail in Note 2, the Company is in the process of reviewing a third-party valuation of the acquired intangible assets in the ESSI acquisition.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2004 to March 31, 2006:

	C4I Group	SR Group	S3 Group	Total
	(in thousands)
Balance as of March 31, 2004	$442,607	$357,524	$—	$800,131
NVEC acquisition	—	23,337	—	23,337
Purchase price allocation adjustments on acquisitions completed in prior years(A)	3,758	(19,945)	—	(16,187)
Acquisition earn-out, Nytech	—	6,860	—	6,860
Foreign currency translation adjustment	1,266	—	—	1,266
Balance as of March 31, 2005	447,631	367,776	—	815,407
ESSI acquisition	—	—	1,781,062	1,781,062
Codem acquisition	25,421	—	—	25,421
WalkAbout acquisition	8,642	—	—	8,642
Deferred tax adjustments related to prior acquisitions(B)	(9,460)	(23,777)	—	(33,237)
Acquisition earn-out, NVEC	—	4,564	—	4,564
Accrued acquisition earn-out, Nytech	—	7,140	—	7,140
Accrued acquisition earn-out, Codem	316	—	—	316
Accrued acquisition earn-out, WalkAbout	162	—	—	162
Expiration of unexercised contract options relating to the IDT acquisition	(1,179)	(566)	—	(1,745)
Other adjustments	94	(328)	—	(234)
Foreign currency translation adjustment	603	—	(33)	570
Balance as of March 31, 2006	$472,230	$354,809	$1,781,029	$2,608,068

(A)          The fiscal 2005 purchase price allocation adjustments in the table above reflect the following:

	Purchase Price Allocation
	Adjustments
	Fiscal 2005
	(in thousands)
C4I Group:
IDT	$3,753	(a)
Kaman Electromagnetics Development Center (EPT)	(62	)(b)
Power Technology Incorporated (PTI)	(8	)(b)
Paravant, Inc.	515	(b)
Navy Controls Division of Eaton Corp. (PCT)	(133	)(b)
Other adjustments	(307)
	$3,758

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Purchase Price Allocation
	Adjustments
	Fiscal 2005
	(in thousands)
SR Group:
IDT	$(18,870	)(c)
Boeing Company (SES business)	(6	)(b)
EOS Business of Raytheon Company	(1,198	)(d)
DKD, Inc. (Nytech)	41	(b)
Other adjustments	88
	$(19,945)

(a)           Reflects a purchase price allocation adjustment of $2.8 million (increase to goodwill) associated with an IDT merger-related facility consolidation. The Company terminated 60 individuals and exited a leased facility, with the severance payments being completed in the first quarter of fiscal 2006 and the lease payments being completed by the first quarter of fiscal 2007. At March 31, 2006, 0.5 million of the facility consolidation accrual remained.  The amount also reflects adjustments for acquired deferred taxes of $1.1 million, net, (net increase to goodwill) and a net decrease to goodwill of $0.2 million for changes in estimates, primarily for certain acquired contracts, acquisition-related costs and certain accrued expenses.

(b)          Reflects adjustments to acquired deferred taxes.

(c)            Reflects purchase price allocation adjustments (decreases to goodwill) of $10.0 million for net deferred tax assets, $8.4 million for changes in estimates on certain acquired contracts and acquisition-related costs and $0.5 million to reflect the disposition of certain assets held for sale by the acquired company at acquisition.

(d)          Reflects adjustments of $0.9 million for contract options that expired unexercised during fiscal 2005 and $0.3 million to adjust certain acquired deferred tax amounts.

(B)           The Company operates in multiple taxing jurisdictions, both within the United States and outside the United States, and faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. In the second quarter of fiscal 2006, the Company’s income tax provision was reduced by $3.0 million predominantly due to the resolution of the IRS’s examination of the fiscal 1999-2001 tax years. Also in connection with the resolution of the fiscal 1999-2001 tax audits, the Company adjusted certain acquired deferred tax assets and liabilities and certain other pre-acquisition related tax amounts, totaling $33.2 million, with a corresponding net decrease to goodwill.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

4.   Accounts Receivable

Unbilled receivables represent sales for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2006 and 2005, retentions amounted to $12.4 million and $7.1 million, respectively. Approximately $3.7 million of March 31, 2006 retentions are anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $1.7 million and $2.7 million at March 31, 2006 and 2005, respectively, are as follows:

	March 31,
	2006	2005
	(in thousands)
U.S. government contracts:
Billed receivables	$130,242	$62,261
Unbilled receivables	92,071	40,263
	222,313	102,524
Other defense-related contracts:
Billed receivables	119,724	79,994
Unbilled receivables	56,425	33,476
	176,149	113,470
Other trade receivables	36,573	21,918
Total	$435,035	$237,912

5.   Inventories

Inventories are summarized as follows:

	March 31,
	2006	2005
	(in thousands)
Work-in-process	$371,343	$217,134
General and administrative costs	63,850	47,365
Raw material and finished goods	66,705	33,127
	501,898	297,626
Less: Progress payments and certain customer advances	160,914	75,541
Inventory reserve	9,360	8,724
Total	$331,624	$213,361

Inventoried contract costs for the Company’s businesses that are primarily government contractors may include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P are allowable, indirect contract costs under U.S. government regulations. The Company allocates these costs to government contracts and accounts for them as product costs at the majority of the Company’s operating units, not as period expenses.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses.

The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company’s lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Balance in inventory at beginning of year	$47,365	$37,854	$25,489
Add: Acquired costs	9,943	—	7,353
Incurred costs	239,831	212,167	161,007
Less: Amounts included in costs and expenses	233,289	202,656	155,995
Balance in inventory at end of year	$63,850	$47,365	$37,854

6.   Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	March 31,
	2006	2005
	(in thousands)
Land	$20,242	$15,560
Machinery and equipment	144,966	115,368
Computer equipment and software	69,328	44,353
Buildings and improvements	75,580	30,030
Leasehold improvements	25,672	20,364
Office furnishings, equipment and other	23,042	18,924
	358,830	244,599
Less accumulated depreciation and amortization	138,324	101,335
Total	$220,506	$143,264

Annual depreciation of property, plant and equipment amounted to $36.6 million, $33.8 million and $23.2 million in fiscal 2006, 2005 and 2004, respectively.

7.   Accrued Expenses and Other Current Liabilities

The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2006	2005
	(in thousands)
Accruals for future costs related to acquired contracts	$109,223	$28,137
Customer advances	90,993	79,680
Payroll, other compensation and related expenses	92,872	60,976
Accrued interest	27,270	16,513
Accrued product warranty (Note 1.U.)	23,596	21,839
Income taxes payable	34,560	39,286
Loss accrual for future costs on uncompleted contracts	20,947	19,766
Other	74,382	46,224
Total	$473,843	$312,421

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Components in “Other” at March 31, 2006 and 2005 include litigation and contingency related-accruals, short term pension liabilities, and accrued acquisition earn-outs (see Note 3).

8.   Debt

A summary of debt is as follows:

	March 31,
	2006	2005
	(in thousands)
Credit Facility:
Revolving line of credit	$40,000	$—
Term loans	275,000	167,460
Canadian Term Loan	9,853	—
6 5/8% Senior Notes due 2016	350,000	—
7 5/8% Senior Subordinated Notes due 2018	250,000	—
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	—
Unamortized Bond Premium on 6 7/8%
Senior Subordinated Notes	8,585	9,716
Other obligations	4,955	3,087
	1,833,393	730,263
Less:
Current installments of long-term debt	4,622	2,652
Total long-term debt	$1,828,771	$727,611

Simultaneously with the closing of the Company’s acquisition of ESSI, on January 31, 2006 the Company entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing DRS’s previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. The Company is permitted, on no more than two occasions, to increase the aggregate  amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company’s subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of the Company’s non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility mature on January 31, 2013 and 2012, respectively.

The Company previously had a credit facility for up to an aggregate amount of $411.0 million. The credit facility consisted of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. During the week of January 9, 2006, the Company prepaid the remaining $135.7 million balance of its term loans at its discretion and recognized a $1.1 million charge to interest and related expenses in the fourth quarter of fiscal 2006 for the write-off of the balance of the term loan debt issuance costs, net of the recognition of a previously deferred gain for the termination of related interest rate swap agreements. There were no outstanding borrowings under the previous revolving credit facility at the time that the Company entered into the new Credit Facility.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revolving line of credit and term loan borrowings under the Credit Facility generally bear interest at the Company’s option at either: 1) a “base rate,” which is defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) the LIBOR rate plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company’s total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company’s TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%. Borrowings under the previous credit facility bore interest in a similar manner with generally higher margins on each type of available loan.

The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate ranging from 0.375% and 0.50% per annum, depending on the Company’s TLR. The Company pays commissions and issuance fees on its outstanding letters of credit and is obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 1.00% to 1.75% per annum, depending on the Company’s TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly. The Company was subject to similar letter-of-credit commissions and issuance fees on its previous credit facility.

There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, quarterly financial covenants specifying maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio beginning with the quarter ending June 30, 2006, and restrictions or limitations on acquisitions and investments, equity issuances, sales of assets, dividends that the Company may declare and pay on its common stock, issuance of additional debt or modifications of existing debt, incurrence of liens and capital expenditures.

The principal amount of any outstanding revolving credit loans are due and payable in full on January 31, 2012, the sixth anniversary of the closing date of the Credit Facility. The Company is required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each of December, March, June and September commencing June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. Each principal payment from June 30, 2012 through January 31, 2013 is $64.6 million.

As of March 31, 2006, $275.0 million of term loans and $40.0 million of revolving line of credit borrowings were outstanding against the Credit Facility. The weighted average interest rate on the Company’s term loan borrowings was 6.3%, as of March 31, 2006 (4.4% on previous term loans, as of March 31, 2005). The weighted average interest rate under the revolving line of credit borrowings was 6.2%. There were no borrowings under the revolving line of credit at March 31, 2005.

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

payments it has received from its customers. As of March 31, 2006, $38.8 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.5 million in letters of credit and bank guarantees, respectively, as of March 31, 2006, were issued under IDT’s previous credit agreement and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The proceeds of the loan were utilized to permit repatriation of certain amounts from Canada to the U.S. which were subject to more favorable tax treatment under the Jobs Act (for further information see Notes 1.R and 10.) The term loan bears interest at the Company’s option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. The weighted average interest rate on the term loan was 5.5% as of March 31, 2006. DRS Canada is required to repay aggregate outstanding principal of approximately C$575.0 thousand on the first business day of every January, April, July and October, commencing July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS Canada and the Company. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. The Company is subject to the same financial covenants beginning with the quarter ending June 30, 2006 under the DRS Canada loan, as it is under the Credit Facility described above, and DRS Canada is subject to other non-financial covenants that are similar to those described for the Credit Facility.

On January 31, 2006, in connection with the acquisition of ESSI, the Company issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, the Company sold an additional $45.0 million of Convertible Notes pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of the Company’s available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI’s outstanding indebtedness, and pay related fees and expenses.

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8 senior notes and the Convertible Notes, other than trade payables and is pari passu with the 6 7/8% senior subordinated notes.

The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, commencing August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restricts the Company’s ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of DRS’s existing and future domestic subsidiaries. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At any time prior to February 1, 2009, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 6 5/8% senior notes and 7 5/8% senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.625% and 107.625%, respectively, of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions.

At any time prior to February 1, 2011, the Company may redeem the 6 5/8% senior notes and 7 5/8% senior subordinated notes for cash at the Company’s option, in whole or in part, at any time or from time to time at a redemption price equal to the greater of (1) 100% of the principal amount of the January 2006 Notes being redeemed and (2) the sum of (a) the present values of 103.313% of the principal amount of the 6 5/8% senior notes and 103.813% of the principal amount of the 7 5/8% senior subordinated notes being redeemed and (b) the scheduled payments of interest on the respective January 2006 Notes, discounted to the date of redemption, together with accrued and unpaid interest, if any.

On or after February 1, 2011, DRS may redeem, at its option, all or a part of the January 2006 Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any:

Year	6 5/8% Senior Notes	7 5/8% Senior Subordinated Notes
2011	103.313%	103.813%
2012	102.209%	102.542%
2013	101.105%	101.271%
2014 and thereafter	100.000%	100.000%

In certain instances of a change in control, the Company must offer to repurchase all or part of the January 2006 Notes at a redemption price equal to 101% of the principal amount.

The net proceeds of the offering of the Convertible Notes, including the over-allotment, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. Certain of the Company’s existing and future wholly-owned domestic subsidiaries will fully and unconditionally guarantee the Company’s payment obligations under the Convertible Notes, jointly and severally, on a senior unsecured basis. The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1, commencing August 1, 2006.

Commencing with the six-month period beginning on February 1, 2011, the Company will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note for each of the days in the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument. The value of the contingent interest feature is zero at the date of the issuance of the Convertible Notes. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in its fair value.

Upon conversion of a Convertible Note, the Company will deliver cash in an amount equal to the lesser of (a) the principal amount of the notes surrendered for conversion and (b) the

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

conversion value (the applicable conversion rate multiplied by the average of the closing prices of DRS common stock for a defined 20-day period), and if the conversion value is greater than the principal amount, an amount of DRS common stock equal to such excess. The initial conversion value is based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $59.70 per share of DRS common stock), subject to adjustment under certain circumstances.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the Convertible Notes and determined that the conversion feature should be classified as equity, and therefore it does not need to be accounted for separately from the Convertible Notes. The Company will update its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

The shares of DRS common stock that may be issued, if any, upon conversion of the Convertible Notes may be registered or unregistered shares. At the date of issuance, the underlying shares of DRS common stock have been registered through an automatically effective registration statement filed with the Securities and Exchange Commission. The Company is obligated to use its reasonable best efforts to maintain such registration for two years or pay “additional interest” ranging from 0.25% to 1.00% per annum on the principal of the Convertible Notes.

On or prior to February 1, 2010, the Convertible Notes may be converted by the holder only under the following circumstances:

•       During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of the Company’s common stock during such five trading-day period, multiplied by the applicable conversion rate;

•       During prescribed periods, the term is, upon the occurrence of specified corporate transactions or fundamental changes, as described in the Convertible Note agreement; or

•       If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of DRS’s common stock, only under the following circumstances:

•       During any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of DRS’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 110% of the applicable conversion price;

•       On or after February 1, 2025;

•       During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of DRS’s common stock during such five trading-day period, multiplied by the applicable current conversion rate;

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•       During prescribed periods, upon the occurrence of specified corporate transactions or “fundamental changes,” as the term is defined in the Convertible Note agreement; or

•       If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

The Company may redeem the Convertible Notes in whole or in part for cash, with proper notice, at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of DRS’s common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a ‘‘make-whole’’ premium. The make-whole premium is payable only in cash equal to the present value of all remaining scheduled payments of interest on the Convertible Notes to be redeemed through February 2011.

The Company may, at any time after February 4, 2011, redeem the Convertible Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date.

Holders have the right to require the Company to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any) to but not including the purchase date.

On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest is payable every six months on May 1 and November 1, which commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of the Company’s available cash and initial borrowings under the then existing credit facility, were used to fund the IDT acquisition, repay certain of DRS’s and IDT’s outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company’s ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures.

On December 23, 2004, the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 2013 (December 2004 Notes). The December 2004 Notes were offered as additional debt securities under the Company’s indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes. The December 2004 Notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

At any time prior to November 1, 2006, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 6 7/8% senior subordinated notes issued with the net cash proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions. On or after November 1, 2008, DRS may redeem, at its option, all or part of the 6 7/8% senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidating damages, if any:

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

At March 31, 2006 other debt consisted of a mortgage on our Palm Bay, Florida facility of $2.8 million, and $0.8 million for certain notes payable to the former owners of DRS Mobilized Systems, Inc., and $1.3 million of debt at our DRS Pivotal Power business unit. At March 31, 2005 other debt consists of a mortgage on our Palm Bay, Florida facility of $3.0 million and $0.1 million of capital leases.

The aggregate maturities of long-term debt for fiscal 2007, 2008, 2009, 2010 and 2011 are $4.6 million, $5.1 million, $5.5 million, $5.3 million and $5.0 million per year, respectively, and $1.8 billion thereafter.

9.   Supplemental Cash Flow Information

	Year Ended March 31,
	2006		2005	2004
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$47,385	*	$32,603	$11,878
Income taxes	$44,891		$8,588	$7,574
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition earn-out—Nytech	$7,140		$6,742	$3,000
Acquisition earn-out—Codem	$316		$—	$—
Acquisition earn-out—Walkabout	$162		$—	$—
Acquisition costs for business combinations	$334		$613	$2,945
Common stock issued in ESSI acquisition	$587,260		$—	$—
Common stock issued in IDT acquisition	$—		$—	$106,133

*                    Excludes the advance interest of $2.0 million that was repaid on May 1, 2005 in conjunction with the semi-annual interest payments on the senior subordinated notes (see Note 8, Debt).

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

10.   Income Taxes

Earnings from continuing operations before income taxes consist of the following:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Earnings from continuing operations before income taxes:
Domestic earnings	$124,837	$102,318	$71,203
Foreign earnings	8,651	650	6,128
Total	$133,488	$102,968	$77,331

Income tax expense from continuing operations consists of the following:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Income tax expense (benefit) on earnings from continuing operations:
Current:
Federal	$24,897	$17,539	$2,920
State	8,963	5,140	542
Foreign	2,680	(383)	1,577
	36,540	22,296	5,039
Deferred:
Federal	13,067	17,934	22,580
State	2,790	3,597	5,833
Foreign	(403)	1,015	337
	15,454	22,546	28,750
Total	$51,994	$44,842	$33,789

Income tax expense on earnings from discontinued operations was $1.1 million and $0.6 million for the fiscal years ended March 31, 2005 and 2004, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss carryforwards	$7,360	$5,057
State net operating loss carryforwards	9,271	5,300
Foreign net operating loss carryforwards	5,136	3,956
Capital loss carryforwards	3,994	—
Tax credit carryforwards	2,093	216
Costs accrued on uncompleted contracts	39,982	14,652
Inventory capitalization	9,890	6,449
Allowance for doubtful accounts	563	737
Deferred compensation	32,693	9,321
Accrued liabilities	37,543	24,369
Other	9,556	4,130
Total gross deferred tax assets	158,081	74,187
Less valuation allowance	(17,491)	(6,515)
Deferred tax assets	140,590	67,672
Deferred tax liabilities:
Depreciation and amortization	11,027	12,201
Long-term contract costs	23,598	18,111
Goodwill	39,316	26,693
Intangibles	37,288	2,615
Federal impact of state benefits	1,943	1,855
Work in progress inventory	258	345
Other	862	649
Deferred tax liabilities	114,292	62,469
Net deferred tax assets	$26,298	$5,203

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of the state and foreign deferred tax assets at March 31, 2006 and 2005, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2006, the valuation allowance increased by $11.0 million as follows: a $1.4 million net increase in the valuation allowance associated with certain temporary differences and various state net operating losses due to current year activity and assessment of future utilization, a $10.2 million increase associated with capital loss carryforwards, state and foreign net operating losses and temporary differences as a result of the acquisition of ESSI, offset in part by a $0.6 million net decrease in the valuation allowance due to the utilization of U.K. net operating losses. During the fiscal year ended March 31, 2005, the valuation allowance decreased by $2.7 million as follows:  a $0.6 million net decrease in the valuation allowance due to the utilization of U.K. net operating losses and temporary differences against prior year taxable income, offset in part by a valuation allowance on current losses net of group relief provisions in the U.K. tax law, and a $2.1 million decrease in the valuation allowance associated with various state net operating losses due to their current year utilization, expiration or elimination, and reassessment of future years’ utilization. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Company’s deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2006 and 2005.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of March 31, 2006, the Consolidated Balance Sheets include net current deferred tax assets and (liabilities) of $59.6 million and $(0.1) million, respectively and net non-current deferred tax assets and (liabilities) of $2.4 million and $(35.6) million, respectively. As of March 31, 2005, the Consolidated Balance Sheets includes net current deferred tax assets of $25.1 million and net non-current deferred tax assets and (liabilities) of $2.1 million and $(22.0) million, respectively.

The loss carryforwards available at March 31, 2006 include $20.9 million of U.S. federal and $112.0 million of state net operating loss carryforwards, which expire between fiscal years 2007 and 2026, and $ 15.9 million of foreign losses, of which the majority will carryforward indefinitely. All of the Company’s remaining U.S. federal net operating loss carryforwards as of March 31, 2006 were acquired in connection with the NAI and Walkabout acquisitions, and approximately $6.9 million, $0.7 million, $7.0 million and $29.8 million of its remaining state net operating loss carryforwards were acquired in connection with the NAI, IDT, Walkabout and ESSI acquisitions, respectively. Future utilization of these net operating loss carryforwards may result in an adjustment to goodwill to the extent it reduces any related valuation allowance. The annual utilization of the NAI and Walkabout federal net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

During the second quarter of 2006, the Internal Revenue Service concluded its examination of the tax returns for the years ended March 31, 1999 through March 31, 2001. As a result of the outcome of the audit, the Company recorded a tax benefit of approximately $3.0 million.

The Company is currently under examination by the Internal Revenue Service for the years ended March 31, 2002 through March 31, 2004 and by various state jurisdictions for various fiscal years, which could result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, at March 31, 2006 the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

      As previously disclosed, in October 2004 the Jobs Act was signed into law. The Jobs Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside of the United States, as of December 31, 2002. In accordance with the Jobs Act, the Company repatriated $14.0 million during the fourth quarter of fiscal 2006. The Company recorded an income tax charge of $1.4 million, net of the 85% dividends-received deduction, in fiscal 2006 related to the repatriation, approximately $0.7 million of which was paid in fiscal 2006 through withholding of tax and $0.7 million will be paid during the first quarter of fiscal 2007.

A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Year Ended March 31,
	2006	2005	2004
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	—	0.1%	(0.1)%
State income tax rate, net of federal income tax benefit	4.8%	7.6%	5.3%
Nondeductible expenses	1.4%	1.2%	3.2%
Change in valuation allowance	0.9%	(0.3)%	1.5%
Foreign investment tax credits	(0.6)%	(0.5)%	(0.7)%
Settlement of IRS audit	(2.2)%	—	—
Other	(0.3)%	0.4%	(0.5)%
Total	39.0%	43.5%	43.7%

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

11.   Common Stock and Stock Compensation Plans

Common Stock   On May 12, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock. The dividend is payable on June 30, 2006 to stockholders of record as of the close of business on June 15, 2006. During fiscal 2006, the Board of Directors declared cash dividends of $0.03 per share on the Company’s common stock on June 30, 2005, September 30, 2005, December 30, 2005 and March 30, 2006 to stockholders of record as of June 15, 2005, September 15, 2005, December 15, 2005 and March 15, 2006, respectively. There were no dividends paid prior to fiscal 2006.

On January 30, 2006, a special meeting of the Company’s stockholders was held at which the Company’s stockholders approved an amendment to its certificate of incorporation to increase the Company’s authorized common stock from 50,000,000 shares to 100,000,000 shares.

On January 31, 2006, the Company issued 11,727,566 shares of DRS common stock in connection with the Company’s acquisition of ESSI (see Note 2). On November 4, 2003, the Company issued 4,323,172 shares of DRS common stock in connection with the Company’s acquisition of IDT (see Note 2).

On January 22, 2004, a special meeting of the Company’s stockholders was held at which the Company’s stockholders approved an amendment and restatement of the Company’s 1996 Omnibus Plan to increase the maximum number of shares available for award from 3,875,000 to 5,875,000.

As of March 31, 2006 and 2005, the authorized capital of the Company also included 2.0 million shares of preferred stock (no shares issued).

Stock Compensation Plans   On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (Omnibus Plan). Under the terms of the Omnibus Plan, options may be granted to key employees, directors and consultants of the Company. The Omnibus Plan initially was limited to 500,000 shares of DRS common stock and has since been increased, with stockholder approval, to 5,875,000 at March 31, 2006. Awards under the Omnibus Plan are at the discretion of the Executive Compensation Committee and may be made in the form of: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, phantom stock, stock bonuses and other awards. Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. On July 6, 2005, the Company granted 209,500 stock options that fully vested on March 31, 2006. In accordance with the July 6, 2005 stock option grant, recipients are required to hold any shares acquired upon exercise of the options until the earlier of one year from the date of exercise or March 31, 2008. The Company’s decision to modify its traditional vesting terms for the July 6, 2005 stock option grant was made pursuant to management’s ongoing evaluation of the Company’s overall incentive compensation strategy, including the types of future stock-based compensation awards. As part of its evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the Company’s results of operations in future periods upon DRS’s April 1, 2006 adoption of SFAS No. 123(R). The July 6, 2005 stock option grant had a $4.8 million impact on the Company’s pro forma pre-tax compensation expense for fiscal 2006 (see Note 1. Q.). As of March 31, 2006, 3,497,775 shares remain available for future grants under the Omnibus Plan.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During fiscal 1999, the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the Omnibus Plan at exercise prices in excess of the market price on the date of grant. The options expire in 2009.

The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in “book entry” form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company’s diluted earnings per share calculations for fiscal 2006, 2005 and 2004.

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2003	2,701,049	$21.87
Granted	904,340	$26.89
Exercised	(185,115)	$10.64
Expired or cancelled	(179,049)	$29.08
Outstanding at March 31, 2004	3,241,225	$23.53
Granted	751,750	$36.30
Exercised	(426,742)	$18.98
Expired or cancelled	(217,872)	$30.41
Outstanding at March 31, 2005	3,348,361	$26.52
Granted	237,000	$50.53
Exercised	(563,620)	$22.29
Expired or cancelled	(108,383)	$32.29
Outstanding at March 31, 2006	2,913,358	$29.08

As of March 31, 2006, 2005 and 2004, 1,945,915, 1,692,158 and 1,486,197 options were exercisable, respectively, at weighted average exercise prices of $26.99, $20.64 and $17.54 per option, respectively.

Information regarding all options outstanding at March 31, 2006 follows:

	Options Outstanding			Options
			Weighted	Exercisable
Range of Exercise Prices:	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$7.00 - $11.00	413,525	$9.87	2.57 years	413,525	$9.87
$11.01 - $25.50	496,338	$19.60	6.10 years	349,226	$17.13
$25.51 - $31.00	405,780	$28.13	7.71 years	197,590	$28.08
$31.01 - $33.00	404,800	$32.08	6.61 years	280,549	$32.08
$33.01 - $37.00	340,839	$34.11	5.82 years	337,839	$34.11
$37.01 - $38.00	598,326	$37.31	8.55 years	142,436	$37.33
$38.01 and over	253,750	$49.54	9.05 years	224,750	$49.19
Total	2,913,358		7.22 years	1,945,915

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During fiscal 2006, 2005 and 2004, the Company awarded 166,880, 2,400 and 135,250 shares, respectively, of restricted stock to certain employees, as permitted under the Omnibus Plan, 40,190 of which have been forfeited through March 31, 2006. Restricted stock is granted in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock cliff vests three years from the date of grant. Upon issuance of the restricted stock during fiscal 2006, 2005 and 2004, unearned compensation of $8.4 million, $69 thousand and $3.7 million, respectively, was charged to stockholders’ equity for the fair value of the restricted stock. Compensation expense, net of the value of forfeited shares, is recognized over a three-year period from the date of grant. Compensation expense for the years ended March 31, 2006, 2005 and 2004 was $2.7 million, $985 thousand and $321 thousand, respectively.

In fiscal 2006 and 2004, the Company issued 6,430 and 12,350 restricted stock units, respectively, to certain employees, 1,530 of which have been forfeited through March 31, 2006. Upon issuance of the restricted stock units during fiscal 2006 and 2004, unearned compensation of $0.3 million was charged in each of the years to additional paid-in capital for the fair value of the restricted stock units. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three-year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, is being recognized over the vesting period, and is included in stock-based compensation expense on the Consolidated Statements of Earnings. Compensation expense related to restricted stock units was $173 thousand, $103 thousand and $35 thousand in fiscal 2006, 2005 and 2004, respectively.

12.   Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in the plans vary, and benefits generally are based on the participant’s compensation and years of service, as defined. The Company’s funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations therein. Plan assets are invested primarily in U.S. government and U.S. government agency instruments, stocks and bonds.

The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company’s pension plans. The Company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association (VEBA) trust and, for non-funded plans, recovery of claims on a pay-as-you-go basis, subject to the Internal Revenue Code and regulations therein, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.

The Company also maintains certain non-contributory and unfunded supplemental retirement plans. Eligibility for participation in the supplemental retirement plans is limited and benefits are generally based on the participant’s compensation and/or years of service.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables provide certain information regarding the Company’s pension, postretirement and supplemental retirement plans. Such information excludes the plans that were acquired in the January 31, 2006 acquisition of ESSI, as DRS utilizes a December 31 measurement date to calculate its end of year (March 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost. The pension, postretirement and supplemental retirement plans acquired in the ESSI acquisition are summarized below under the heading “ESSI Plans.”

	Funded
	Defined Benefit		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2006	2005	2006	2005	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$110,246	$94,737	$17,905	$14,776	$19,317	$11,680
Addition of a plan	—	—	—	171	—	—
Service cost	3,958	3,858	598	535	544	416
Interest cost	6,007	5,833	965	959	1,116	962
Plan participants’ contributions	111	101	—	—	—	—
Actuarial loss (gain)	4,052	9,710	(1,532)	1,942	878	1,440
Benefits paid	(4,343)	(4,784)	(592)	(535)	(219)	(78)
Change in plan provisions	—	83	—	—	—	4,897
Exchange rate differences and other	(908)	708	1,429	57	—	—
Benefit obligation at end of year	119,123	110,246	18,773	17,905	21,636	19,317
Change in plan assets:
Fair value of plan assets at beginning of year	88,394	78,918	2,839	695	—	—
Actual return on plan assets	4,003	6,995	88	18	—	—
Plan participants’ contributions	111	101	—	—	—	—
Employer contributions	3,915	6,702	1,706	2,661	219	78
Benefits paid	(4,343)	(4,784)	(592)	(535)	(219)	(78)
Exchange rate differences	(422)	462	—	—	—	—
Fair value of plan assets at end of year	91,658	88,394	4,041	2,839	—	—
Net amount recognized:
Funded status of the plans	(27,465)	(21,852)	(14,732)	(15,066)	(21,636)	(19,317)
Contributions from measurement date to fiscal year end	428	257	85	—	81	4
Unrecognized transition obligation	—	—	1,453	542	—	—
Unrecognized loss	21,263	14,773	1,728	2,984	4,717	4,006
Unrecognized prior service cost	72	77	—	—	7,107	7,884
Net amount recognized	$(5,702)	$(6,745)	$(11,466)	$(11,540)	$(9,731)	$(7,423)

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The amounts recognized in the Consolidated Balance Sheets, as of March 31, consist of:

	Funded				Unfunded
	Defined Benefit		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2006	2005	2006	2005	2006	2005
	(in thousands)
Intangible asset	$72	$77	$—	$—	$5,084	$4,296
Accumulated other comprehensive loss	10,563	6,775	—	—	—	—
Prepaid benefit cost	—	7	—	—	—	—
Accrued benefit liability	(16,337)	(13,604)	(11,466)	(11,540)	(14,815)	(11,719)
Net amounts recognized	$(5,702)	$(6,745)	$(11,466)	$(11,540)	$(9,731)	$(7,423)

The aggregate accumulated benefit obligation (ABO) for the Company’s pension/retirement plans combined was $120.5 million and $108.0 million at March 31, 2006 and 2005, respectively. The table below represents the aggregate ABO and fair value of plan assets for those pension plans with an ABO in excess of the fair value of plan assets at March 31, 2006 and 2005.

	2006	2005
	(in thousands)
Accumulated benefit obligation	$87,340	$57,239
Fair value of plan assets	$55,960	$32,409

The table below represents the aggregate benefit obligation and fair value of plan assets for those plans with benefit obligations in excess of the fair value of plan assets at March 31, 2006 and 2005.

	2006	2005
	(in thousands)
Benefit obligation	$159,532	$147,468
Fair value of plan assets	$95,700	$91,233

Because the ABO exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2006 and 2005 the additional minimum liability of the unfunded accumulated benefit obligation. The increase in minimum liability included in other comprehensive income is as follows:

	Funded Defined Benefit Plans		Unfunded Supplemental Retirement Plans
	2006	2005	2006	2005
	(in thousands)
Other comprehensive (loss) income	$(3,788)	$(1,913)	$—	$432

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following weighted average actuarial assumptions were used to determine the benefit obligation and funded status of the plans:

	Funded		Postretirement		Unfunded Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2006	2005	2006	2005	2006	2005
Rate assumptions
Discount rate	5.40%	5.65%	5.50%	5.65%	5.55%	5.80%
Increase in future compensation levels	3.90%	3.85%	4.00%	4.00%	4.05%	4.10%

The following table summarizes the components of net periodic benefit cost for the Company’s pension, postretirement and supplemental retirement plans.

							Unfunded
	Funded			Postretirement			Supplemental
	Pension Plans			Benefit Plans			Retirement Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3,958	$3,858	$2,890	$598	$535	$505	$544	$416	$441
Interest cost	6,007	5,833	4,560	965	959	691	1,116	962	655
Expected return on plan assets	(7,056)	(6,410)	(4,444)	(167)	(92)	(33)	—	—	—
Amortization of unrecognized actuarial loss (gain)	165	130	541	(11)	54	(2)	167	5	125
Transition obligation	—	—	—	110	37	34	—	—	—
Amortization of unrecognized prior-service cost	5	5	—	—	—	—	777	777	298
Net periodic expense	$3,079	$3,416	$3,547	$1,495	$1,493	$1,195	$2,604	$2,160	$1,519

The following weighted average actuarial assumptions were used to determine the net periodic cost of the plans:

	Funded			Postretirement			Unfunded Supplemental
	Pension Plans			Benefit Plans			Retirement Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Rate assumptions
Discount rate	5.65%	6.15%	6.35%	5.65%	6.25%	6.50%	5.80%	6.25%	6.75%
Expected long-term return on plan assets	8.05%	8.00%	8.10%	7.25%	7.25%	7.25%	—	—	—
Increase in future compensation levels	3.85%	3.95%	3.90%	4.00%	4.00%	4.00%	4.05%	4.10%	3.90%

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 11.1% in fiscal 2007 and is assumed to gradually decrease to a rate of 4.5% in fiscal 2011 and thereafter. Assumed healthcare cost trend rates have an effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed healthcare cost trend rates would have the effect of decreasing the annual aggregate service and interest cost by $12 thousand and the postretirement medical obligations by $158 thousand. A one percentage point increase in the assumed healthcare cost trend rate would have the effect of increasing the annual aggregate service and interest cost by $14 thousand and the postretirement medical obligations by $187 thousand.

ESSI Plans   In connection with the acquisition of ESSI on January 31, 2006, the Company assumed certain defined benefit pension, postretirement and supplemental retirement plan liabilities for present and former employees of ESSI.

The following table provides a summary of the funded status of the ESSI plans at January 31, 2006.

	January 31, 2006
	Funded
	Defined Benefit	Postretirement	Supplemental
	Pension Plans	Benefit Plans	Retirement Plans	Total
	(in thousands)
Projected benefit obligation	$131,810	$7,900	$3,498	$143,208
Fair value of plan assets	89,125	—	—	89,125
Accrued benefit liability	$42,685	$7,900	$3,498	$54,083

The following weighted average actuarial assumptions were used to determine the January 31, 2006 benefit obligation and funded status of the ESSI plans.

	January 31, 2006
	Funded Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
Rate Assumptions
Discount rate	5.60%	5.40%	5.60%
Increase in future compensation levels	3.75%	—	3.75%
Expected long-term return on plan assets	8.25%	—	—

The annual increase in cost of benefits (health care cost care trend rate) for the ESSI plans is assumed to be an average of 9.1% in fiscal 2007 and is assumed to gradually decrease to a rate of 5.4% in fiscal 2011 and thereafter.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has the responsibility to formulate the investment policies and strategies for each plan’s assets. The overall domestic plans’ policies and strategies, which differ from plan to plan, include: maintaining the highest possible return commensurate with the level of assumed risk, preserving the benefit security for the plan’s participants and maintaining the fund at an appropriately funded status (inclusive of fees).

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below represents the Company’s domestic and foreign pension plans and postretirement benefit plans, including ESSI plans, weighted-average asset allocation at March 31, 2006 and 2005 by asset category:

	Asset Allocation
Asset Category	2006	2005
Equity securities	63%	64%
Debt securities	29%	28%
Other, primarily cash and cash equivalents	8%	8%
Total	100%	100%

The table below presents the target allocation ranges for each major asset category for the Company’s benefit plans, including the ESSI plans, for fiscal 2007.

Target Asset
Asset Category	Allocation Range
Equity securities	30% - 85%
Debt securities	10% - 60%
Real Estate	0% - 7%
Other, primarily cash and cash equivalents	0% - 25%

For fiscal 2007, the Company expects to contribute $7.9 million and $2.3 million to its pension plans and postretirement plans, respectively, which includes contributions for the acquired plans of ESSI.

The following table presents expected pension and post-retirement benefit payments, including the ESSI plans:

			Supplemental
			Retirement
	Pension	Postretirement	Plan
	Benefits	Payments	Payments
	(in thousands)
2007	$10,337	$1,450	$611
2008	$10,816	$1,554	$648
2009	$11,400	$1,605	$824
2010	$12,066	$1,711	$870
2011	$12,633	$1,786	$878
Years 2012-2015	$73,610	$10,145	$7,748

The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company’s contributions to these plans for fiscal 2006, 2005 and 2004 amounted to $16.8 million, $13.8 million and $9.4 million, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

13. Commitments, Contingencies and Related Party Transactions

Commitments and Contingencies   At March 31, 2006, the Company was party to various noncancellable operating leases that expire at various dates through 2021 (principally for administration, engineering and production facilities) with minimum rental payments as follows:

(in thousands)
2007	$29,942
2008	20,686
2009	16,569
2010	13,262
2011	6,733
Thereafter	21,638
Total	$108,830

It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations to that effect will be made as existing leases approach expiration and will be based on an assessment of the Company’s capacity requirements at that time.

Rent expense was $25.9 million, $26.3 million and $22.2 million in fiscal 2006, 2005 and 2004, respectively.

As of March 31, 2006, $38.8 million was contingently payable under letters of credit and bank guarantees (see Note 8).

In connection with various purchase business combinations, the Company may pay up to an aggregate of $14.8 million in contingent purchase price earn-outs in fiscal 2007 and $21.7 million within the following two fiscal years. Earn-outs are recorded as additional goodwill when the contingencies for such payments have been met.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery and excludes purchase orders for products and services under firm government contracts for which the Company has full recourse under normal contract termination clauses. As of March 31, 2006, the Company had purchase obligations of $44.2 million and expects to satisfy $37.1 million within the next year and $7.1 million within the next one to two years.

The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company’s opinion, the Company has adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $4.5 million and $10.3 million at March  31, 2006 and March 31, 2005, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at March 31, 2006 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by IDT, and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan (the “NPS EE/CA”) under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In the Company’s view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of the Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “alternative EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine Site.

On December 6, 2005, the PRPs and NPS met to discuss the alternative EE/CA. The meeting focused on the technical merits of the alternative EE/CA and certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The differences included an alternative sampling technique and the inclusion of Operable Unit 2 (the lower mine area) in the alternative EE/CA. Since that meeting in late 2005, the parties have also discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a Settlement Agreement that would memorialize the parties’ intent. The potential liability associated with implementation of the EE/CA can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In connection with the ESSI acquisition, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below.

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

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop work order relating to ESSI’s Deployable Power Generation and Distribution Systems (“DPGDS”) program for the U.S. Air Force, and relating to trading in ESSI stock by certain individuals associated with ESSI.

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. On November 14, 2005, ESSI was informed by the Enforcement Division that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI, had been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003. A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them. ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered it to be a subject of its investigation, ESSI was not a target.  In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI continues to furnish.

In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS.  Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised the Company that ESSI is not a target.  Because the events being investigated occurred prior to the time of the Company’s acquisition of ESSI, the U.S. Attorney’s office has further advised the Company that it considers DRS to be a witness, not a subject or target of its investigation.

The Company is committed to full cooperation with regard to the foregoing investigations. The Company is unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, which the investigations could have on the Company.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Related Party Transactions   The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS’s co-founder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS’s co-founder and the former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS’s current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21.2 thousand expires on April 30, 2007. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company’s Board is of counsel, provides legal services to DRS. The Company paid $2.3 million, $1.4 million and $2.9 million in fees to the firm during fiscal 2006, 2005 and 2004, respectively.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, the sister of Mark S. Newman, is a partner, provides legal services to DRS. The Company paid $0.2 million in fees to the firm during fiscal 2006. The amounts paid to the firm during fiscal 2005 and 2004 were immaterial.

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

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance & Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, high-speed digital data and imaging systems, aircraft weapons alignment systems, mission and flight recorders and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, electronic warfare and network systems, and unmanned vehicles; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

The S3 Group is comprised of the following business areas:  Sustainment Systems, which designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the U.S. Department of Defense, as well as related heat transfer and air handling equipment and power generation and distribution equipment for domestic commercial and industrial users; and Support Services, which provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, and vehicle armor kits for military, humanitarian, disaster recovery and emergency responder applications.

Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating income, as shown, includes amounts allocated from DRS Corporate operations using an allocation methodology prescribed by U.S. government regulations for government contractors. The segment financial data excludes the assets and results of discontinued operations. Information about the Company’s operating segments follows:

	C4I	SR	S3	Other	Total
	(in thousands)
Fiscal 2006:
Total revenues	$823,672	$751,110	$168,035	$—	$1,742,817
Intersegment revenues	(3,241)	(4,035)	(9)	—	(7,285)
External revenues	$820,431	$747,075	$168,026	$—	$1,735,532
Operating income (loss)	$92,504	$87,942	$15,058	$(2,794)	$192,710
Total assets	$842,388	$763,949	$2,296,953	$118,604	$4,021,894
Depreciation and amortization	$15,377	$24,260	$5,257	$4,091	$48,985
Capital expenditures	$13,609	$20,861	$2,772	$5,952	$43,194
Fiscal 2005:
Total revenues	$702,404	$616,743	$—	$—	$1,319,147
Intersegment revenues	(1,972)	(8,575)	—	—	(10,547)
External revenues	$700,432	$608,168	$—	$—	$1,308,600
Operating income (loss)	$73,566	$69,893	$—	$(327)	$143,132
Total assets	$790,371	$740,392	$—	$361,098	$1,891,861
Depreciation and amortization	$12,923	$24,940	$—	$3,105	$40,968
Capital expenditures	$12,242	$16,923	$—	$5,356	$34,521
Fiscal 2004:
Total revenues	$554,394	$438,094	$—	$—	$992,488
Intersegment revenues	(2,120)	(3,437)	—	—	(5,557)
External revenues	$552,274	$434,657	$—	$—	$986,931
Operating income	$58,652	$44,597	$—	$83	$103,332
Assets of continuing operations	$753,273	$714,014	$—	$117,808	$1,585,095
Depreciation and amortization	$9,163	$17,005	$—	$2,268	$28,436
Capital expenditures	$7,607	$12,920	$—	$3,917	$24,444

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revenues by major product category is as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Command, Control and Communications	$276,838	$245,668	$214,365
Power Systems	175,743	190,091	151,929
Intelligence Technologies	174,193	138,340	81,162
Tactical Systems	193,656	126,334	104,818
Reconnaissance, Surveillance & Target Acquisition	472,467	358,583	340,906
Training & Control Systems	187,135	179,192	63,859
Test & Energy Management	87,473	70,392	29,892
Sustainment Systems	69,404	—	—
Support Services	98,623	—	—
Total revenues	$1,735,532	$1,308,600	$986,931

Revenues, total assets and long-lived assets by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company’s operations in these geographic locations for each of the three years ended March 31, 2006 is as follows:

	United States	Canada	United Kingdom	Total
Fiscal 2006:
Revenues	$1,676,555	$43,238	$15,739	$1,735,532
Total assets	$3,931,356	$60,229	$30,309	$4,021,894
Long-lived assets	$3,019,804	$22,741	$17,168	$3,059,713
Fiscal 2005:
Revenues	$1,247,179	$41,370	$20,051	$1,308,600
Total assets	$1,813,849	$49,577	$28,435	$1,891,861
Long-lived assets	$1,033,436	$14,509	$10,757	$1,058,702
Fiscal 2004:
Revenues	$928,924	$33,788	$24,219	$986,931
Assets of continuing operations	$1,499,294	$50,059	$35,742	$1,585,095
Long-lived assets	$1,003,895	$17,998	$18,538	$1,040,431

Export sales accounted for approximately 10%, 14% and 12% of total revenues in the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of total consolidated assets to assets of continuing operations presented above:

March 31,
2004
(in thousands)
Assets of continuing operations	$1,585,095
Assets of discontinued operations	40,295
Total assets	$1,625,390

15. Guarantor and Non-Guarantor Financial Statements

As further discussed in Note 8, Debt, the Company has an aggregate of $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2006 and 2005, the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004 for:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
As of March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,905	$(19,520)	$4,908	$—	$1,293
Accounts receivable, net	5	404,156	30,874	—	435,035
Inventories, net	—	280,729	50,907	(12)	331,624
Prepaid expenses, deferred income taxes and other current assets	10,525	123,684	9,962	(8,558)	135,613
Intercompany receivables	1,976,809	—	24,115	(2,000,924)	—
Total current assets	2,003,244	789,049	120,766	(2,009,494)	903,565
Property, plant and equipment, net	13,937	198,656	7,913	—	220,506
Acquired intangibles, net	—	231,139	—	—	231,139
Goodwill	24,115	2,547,436	36,517	—	2,608,068
Deferred income taxes and other noncurrent assets	54,234	7,443	10,420	(13,481)	58,616
Investment in subsidiaries	1,140,066	46,635	—	(1,186,701)	—
Total assets	$3,235,596	$3,820,358	$175,616	$(3,209,676)	$4,021,894
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$194	$1,678	$—	$4,622
Accounts payable	9,701	186,530	28,442	—	224,673
Accrued expenses and other current liabilities	53,401	404,898	24,108	(8,564)	473,843
Intercompany payables	—	1,670,055	22,098	(1,692,153)	—
Total current liabilities	65,852	2,261,677	76,326	(1,700,717)	703,138
Long-term debt, excluding current installments	1,815,835	3,432	9,504	—	1,828,771
Other liabilities	2,329	127,026	22,532	(13,482)	138,405
Total liabilities	1,884,016	2,392,135	108,362	(1,714,199)	2,670,314
Total stockholders’ equity	1,351,580	1,428,223	67,254	(1,495,477)	1,351,580
Total liabilities and stockholders’ equity	$3,235,596	$3,820,358	$175,616	$(3,209,676)	$4,021,894

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
As of March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$300,788	$(8,272)	$14,336	$—	$306,852
Accounts receivable, net	5	202,516	35,391	—	237,912
Inventories, net	—	170,256	43,105	—	213,361
Prepaid expenses, deferred income taxes and other current assets	4,645	35,180	2,309	—	42,134
Intercompany receivables	667,987	23,270	49,876	(741,133)	—
Total current assets	973,425	422,950	145,017	(741,133)	800,259
Property, plant and equipment, net	12,073	125,422	5,769	—	143,264
Acquired intangibles, net	—	100,030	—	—	100,030
Goodwill	24,093	768,303	23,011	—	815,407
Deferred income taxes and other noncurrent assets	30,068	3,803	1,679	(2,649)	32,901
Investment in subsidiaries	397,168	49,635	—	(446,803)	—
Total assets	$1,436,827	$1,470,143	$175,476	$(1,190,585)	$1,891,861
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,360	$292	$—	$—	$2,652
Accounts payable	3,146	85,922	22,154	—	111,222
Accrued expenses and other current liabilities	26,109	262,249	18,193	5,870	312,421
Intercompany payables	—	465,948	46,772	(512,720)	—
Total current liabilities	31,615	814,411	87,119	(506,850)	426,295
Long-term debt, excluding current installments	724,817	2,794	—	—	727,611
Other liabilities	8,967	51,916	14,131	(8,487)	66,527
Total liabilities	765,399	869,121	101,250	(515,337)	1,220,433
Total stockholders’ equity	671,428	601,022	74,226	(675,248)	671,428
Total liabilities and stockholders’ equity	$1,436,827	$1,470,143	$175,476	$(1,190,585)	$1,891,861

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Fiscal Year Ended March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,528,458	$230,826	$(23,752)	$1,735,532
Cost and expenses	2,794	1,347,349	216,418	(23,739)	1,542,822
Operating income	(2,794)	181,109	14,408	(13)	192,710
Interest income	6,801	80	372	—	7,253
Interest and related expense	63,996	184	6	—	64,186
Other income (expense), net	128	(782)	(77)	4	(727)
Management fees	2,261	(2,083)	(178)	—	—
Royalties	2,096	(113)	(1,983)	—	—
Intercompany interest	37,604	(37,707)	99	4	—
Earnings before minority interest and income taxes	(17,900)	140,320	12,635	(5)	135,050
Non-controlling interest	—	—	1,562	—	1,562
Earnings before income taxes	(17,900)	140,320	11,073	(5)	133,488
Income taxes	(6,969)	54,654	4,314	(5)	51,994
Earnings (losses) from subsidiary entities	92,425	—	—	(92,425)	—
Net earnings	$81,494	$85,666	$6,759	$(92,425)	$81,494

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Fiscal Year Ended March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,116,949	$211,184	$(19,533)	$1,308,600
Cost and expenses	326	983,589	201,172	(19,619)	1,165,468
Operating income	(326)	133,360	10,012	86	143,132
Interest income	2,246	97	117	—	2,460
Interest and related expense	39,462	162	126	—	39,750
Other income (expense), net	130	(161)	(641)	(47)	(719)
Management fees	1,925	(1,764)	(161)	—	—
Royalties	1,890	(185)	(1,705)	—	—
Intercompany interest	26,951	(26,687)	(264)	—	—
Earnings from continuing operations before minority interest and income taxes	(6,646)	104,498	7,232	39	105,123
Non-controlling interest	—	—	2,155	—	2,155
Earnings from continuing operations before income taxes	(6,646)	104,498	5,077	39	102,968
Income taxes	(2,917)	45,508	2,212	39	44,842
Earnings (losses) from subsidiary entities	63,713	—	—	(63,713)	—
Earnings (losses) from continuing operations	59,984	58,990	2,865	(63,713)	58,126
Earnings from discontinued operations, net of tax	693	1,858	—	—	2,551
Net earnings	$60,677	$60,848	$2,865	$(63,713)	$60,677

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Fiscal Year Ended March 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$818,755	$182,507	$(14,331)	$986,931
Cost and expenses	(83)	731,194	166,779	(14,291)	883,599
Operating income	83	87,561	15,728	(40)	103,332
Interest income	601	—	153	—	754
Interest and related expense	23,721	249	289	—	24,259
Other income (expense), net	137	210	(915)	23	(545)
Management fees	1,309	(1,198)	(111)	—	—
Royalties	1,650	(715)	(935)	—	—
Intercompany interest	13,106	(11,840)	(1,266)	—	—
Earnings from continuing operations before minority interest and income taxes	(6,835)	73,769	12,365	(17)	79,282
Non-controlling interest	—	—	1,951	—	1,951
Earnings from continuing operations before income taxes	(6,835)	73,769	10,414	(17)	77,331
Income taxes	(2,976)	32,227	4,555	(17)	33,789
Earnings (losses) from subsidiary entities	48,579	—	—	(48,579)	—
Earnings (losses) from continuing operations	44,720	41,542	5,859	(48,579)	43,542
Earnings from discontinued operations, net of tax	—	1,178	—	—	1,178
Net earnings	$44,720	$42,720	$5,859	$(48,579)	$44,720

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$44,828	$106,167	$6,067	$—	$157,062
Cash Flows from Investing Activities
Capital expenditures	(5,953)	(34,142)	(3,099)	—	(43,194)
Payments pursuant to business combinations, net of cash acquired	(1,425,696)	—	—	—	(1,425,696)
Dispositions of property, plant and equipment	—	523	909	—	1,432
Other, net	62	(207)	207	—	62
Net cash used in investing activities	(1,431,587)	(33,826)	(1,983)	—	(1,467,396)
Cash Flows from Financing Activities
Net repayments of short-term debt	(36,300)	—	—	—	(36,300)
Borrowings of long-term debt	1,220,000	—	9,853	—	1,229,853
Debt issuance costs	(28,372)	—	—	—	(28,372)
Repayments of long-term debt	(167,461)	(324)	(23)	—	(167,808)
Proceeds from exercise of stock options	12,540	—	—	—	12,540
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Dividends paid	(3,705)	—	—	—	(3,705)
Net borrowings from (repayments to) Parent company	107,160	(83,265)	(23,895)	—	—
Net cash provided by (used in) financing activities	1,101,876	(83,589)	(14,065)	—	1,004,222
Effects of exchange rates on cash and cash equivalents	—	—	553	—	553
Net decrease in cash and cash equivalents	(284,883)	(11,248)	(9,428)	—	(305,559)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$15,905	$(19,520)	$4,908	$—	$1,293

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$32,032	$89,936	$14,215	$—	$136,183
Net cash provided by operating activities of discontinued operations	—	2,227	—	—	2,227
Net cash provided by operating activities	32,032	92,163	14,215	—	138,410
Cash Flows from Investing Activities
Capital expenditures	(5,355)	(27,412)	(1,754)	—	(34,521)
Payments pursuant to business combinations, net of cash acquired	—	(49,839)	—	—	(49,839)
Proceeds from sales of businesses	29,096	—	—	—	29,096
Investments in short-term notes	(10,000)	—	—	—	(10,000)
Proceeds from short-term notes	10,000	—	—	—	10,000
Dispositions of property, plant and equipment	—	825	—	—	825
Other, net	744	(691)	813	—	866
Net cash provided by (used in) investing activities of continuing operations	24,485	(77,117)	(941)	—	(53,573)
Net cash used in investing activities of discontinued operations	—	(825)	—	—	(825)
Net cash provided by (used in) investing activities	24,485	(77,942)	(941)	—	(54,398)
Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(82)	—	(82)
Repayments of long-term debt	(50,360)	(547)	—	—	(50,907)
Proceeds from senior subordinated notes	210,000	—	—	—	210,000
Receipt of advanced Interest on Senior Subordinated Notes	1,986	—	—	—	1,986
Debt issuance costs	(4,193)	—	—	—	(4,193)
Net borrowings from (repayments to) Parent Company	23,399	(16,286)	(7,113)	—	—
Proceeds from exercise of stock options	8,097	—	—	—	8,097
Other, net	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	188,929	(16,833)	(7,195)	—	164,901
Net cash used in financing activities of discontinued operations	—	(30)	—	—	(30)
Net cash provided by (used in) financing activities	188,929	(16,863)	(7,195)	—	164,871
Effects of exchange rates on cash and cash equivalents	—	—	1,179	—	1,179
Net increase (decrease) in cash and cash equivalents	245,446	(2,642)	7,258	—	250,062
Cash and cash equivalents, beginning of period	55,342	(5,630)	7,078	—	56,790
Cash and cash equivalents, end of period	$300,788	$(8,272)	$14,336	$—	$306,852

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended March 31, 2004
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$8,758	$82,211	$13,748	$—	$104,717
Net cash used in operating activities of discontinued operations	—	(2,084)	—	—	(2,084)
Net cash provided by operating activities	8,758	80,127	13,748	—	102,633
Cash Flows from Investing Activities
Capital expenditures	(3,917)	(19,234)	(1,293)	—	(24,444)
Payments pursuant to business combinations, net of cash acquired	(250,329)	—	—	—	(250,329)
Other, net	520	396	(2)	—	914
Net cash used in investing activities of continuing operations	(253,726)	(18,838)	(1,295)	—	(273,859)
Net cash used in investing activities of discontinued operations	—	(601)	—	—	(601)
Net cash used in investing activities	(253,726)	(19,439)	(1,295)	—	(274,460)
Cash Flows from Financing Activities
Net payments of short-term debt	—	—	(521)	—	(521)
Borrowings of long-term debt	586,000	—	—	—	586,000
Repayments of long-term debt	(439,481)	(611)	—	—	(440,092)
Debt issuance costs	(15,744)	—	—	—	(15,744)
Net borrowings from (repayments to) Parent Company	79,451	(69,112)	(10,339)	—	—
Proceeds from exercise of stock options	1,970	—	—	—	1,970
Other, net				—	—
Net cash provided by (used in) financing activities of continuing operations	212,196	(69,723)	(10,860)	—	131,613
Net cash used in financing activities of discontinued operations	—	154	—	—	154
Net cash provided by (used in) financing activities	212,196	(69,569)	(10,860)	—	131,767
Effects of exchange rates on cash and cash equivalents	—	—	912	—	912
Net (decrease) increase in cash and cash equivalents	(32,772)	(8,881)	2,505	—	(39,148)
Cash and cash equivalents, beginning of period	88,114	3,251	4,573	—	95,938
Cash and cash equivalents, end of period	$55,342	$(5,630)	$7,078	$—	$56,790

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

16.   Unaudited Quarterly Financial Information

The following table sets forth unaudited quarterly financial information for fiscal 2006 and 2005:

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter
	(in thousands, except per-share data)
Fiscal year ended March 31, 2006
Revenues	$338,459	$361,930		$389,490	$645,653
Operating income	$35,058	$38,577		$44,827	$74,248
Net earnings	$14,018	$18,954		$19,744	$28,778
Basic earnings per share:
Net earnings	$0.51	$0.68		$0.71	$0.81
Diluted earnings per share:
Net earnings	$0.49	$0.66		$0.69	$0.79
Fiscal year ended March 31, 2005
Revenues	$291,151	$318,053		$338,232	$361,164
Operating income	$28,500	$33,806		$39,249	$41,577
Earnings from continuing operations	$10,971	$14,003		$16,837	$16,315
Earnings from discontinued operations, net of income taxes	$800	$398		$624	$729
Net earnings	$11,771	$14,401		$17,461	$17,044
Basic earnings per share:
Earnings from continuing operations	$0.41	$0.52		$0.62	$0.60
Earnings from discontinued operations, net of income taxes	$0.03	$0.01		$0.02	$0.03
Net earnings	$0.44	$0.53		$0.64	$0.63
Diluted earnings per share:
Earnings from continuing operations	$0.40	$0.50		$0.60	$0.58
Earnings from discontinued operations, net of income taxes	$0.03	$0.01		$0.02	$0.03
Net earnings	$0.43	$0.52	*	$0.62	$0.61

*                    Column does not foot due to rounding

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Schedule II. Valuation and Qualifying Accounts
Years Ended March 31, 2006, 2005 and 2004

Col. A	Col. B	Col. C Additions(a)			Col. D Deductions(b)			Col. E
		(1)	(2)		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Credited to Costs and Expenses	Credited to Other Accounts— Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2006	$8,724	$3,437	$1,197	(c)	$787	$3,211	(d)	$9,360
Year ended March 31, 2005	$7,060	$3,873	$30	(c)	$1,098	$1,141	(d)	$8,724
Year ended March 31, 2004	$5,000	$3,236	$1,912	(c)	$282	$2,806	(d)	$7,060
Allowance for doubtful accounts
Year ended March 31, 2006	$2,659	$964	$—		$467	$1,488	(d)	$1,668
Year ended March 31, 2005	$3,890	$732	$142		$1,314	$791		$2,659
Year ended March 31, 2004	$2,901	$921	$270	(c)	$129	$73	(d)	$3,890
Other current assets—note receivable reserve
Year ended March 31, 2006	$1,116	$750	$—		$—	$416	(e)	$1,450
Year ended March 31, 2005	$816	$700	$—		$400	$—		$1,116
Year ended March 31, 2004	$1,375	$—	$—		$300	$259	(e)	$816

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

(a)           Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)          Internal Control Over Financial Reporting. The addition of the business units added through the acquisition of ESSI on January 31, 2006 resulted in a material change in internal control over financial reporting. The acquired ESSI business units utilize separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting from the acquired ESSI business units, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting,” below. The attestation report of our independent registered public accounting firm, KPMG LLP, on our management’s assessment of our internal control over financial reporting also is included below.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2006.

We acquired Engineered Support Systems, Inc. and Codem Systems, Inc. (the acquired businesses) during fiscal 2006, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, the acquired businesses’ internal control over financial reporting associated with total assets of $392.6 million and total revenues of $194.1 million included in our consolidated financial statements as of and for the year ended March 31, 2006.

KPMG LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting as of March 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DRS Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DRS Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

DRS Technologies, Inc. acquired Engineered Support Services, Inc. and Codem Systems, Inc. during the year ended March 31, 2006 and management excluded from its assessment of the effectiveness of DRS Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2006, Engineered Support Services, Inc.’s and Codem Systems, Inc.’s internal control over financial reporting associated with total assets of $392.6 million and total revenues of $194.1 million included in the consolidated financial statements of DRS Technologies, Inc. and subsidiaries as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of DRS Technologies, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Engineered Support Systems, Inc. and Codem Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 9, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
June 9, 2006

Item 9B.   Other Information

Employment Rider

On June 8, 2006, DRS and Richard A. Schneider (the “Executive”), Executive Vice President and Chief Financial Officer of DRS, entered into Amendment No. 2 (the “Second Amendment”) to the Employment Agreement dated February 19, 1999 between the Executive and DRS (as amended, the “Employment Agreement” and, as amended by the Second Amendment, the “Amended Employment Agreement”).  The Second Amendment provides that the Employment Agreement shall remain in effect for at least two years immediately following a Change in Control (as defined in the Amended Employment Agreement).

A copy of the Second Amendment is attached to this report as Exhibit 10.14 and is incorporated herein by reference.  A copy of the Employment Agreement is included as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (Commission File No. 001-08533), for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission on June 29, 1999 and a copy of Amendment No. 1 to the Employment Agreement dated August 18, 2004 is included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.  The description of the Second Amendment is qualified in its entirety by reference to the Second Amendment.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Reference also is made to the information under Executive Officers of the registrant in Part I of this report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	The following are documents filed as part of this report:
	1.	Financial Statements
		See Item 8. Financial Statements and Supplementary Data	63
	2.	Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts	127

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits
	See Exhibits Index following the signature page hereto		133

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Dated: June 12, 2006
/s/ MARK S. NEWMAN
Mark S. Newman, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK S. NEWMAN	Chairman of the Board, President,	June 12, 2006
Mark S. Newman	Chief Executive Officer and Director
/s/ RICHARD A. SCHNEIDER	Executive Vice President,	June 12, 2006
Richard A. Schneider	Chief Financial Officer
/s/ IRA ALBOM	Director	June 12, 2006
Ira Albom
/s/ DONALD C. FRASER	Director	June 12, 2006
Donald C. Fraser
/s/ WILLIAM F. HEITMANN	Director	June 12, 2006
William F. Heitmann
/s/ STEVEN S. HONIGMAN	Director	June 12, 2006
Steven S. Honigman
/s/ C. SHELTON JAMES	Director	June 12, 2006
C. Shelton James
/s/ MARK N. KAPLAN	Director	June 12, 2006
Mark N. Kaplan
/s/ STUART F. PLATT	Director	June 12, 2006
Stuart F. Platt
/s/ DENNIS J. REIMER	Director	June 12, 2006
Dennis J. Reimer
/s/ ERIC J. ROSEN	Director	June 12, 2006
Eric J. Rosen

EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been previously filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference to the documents indicated in brackets, following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Registration Statement on Form S-1, File No. 33-64641, Post-Effective Amendment No. 1 filed on May 10, 1996, Exhibit 3.4]
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Form 8-K filed on August 14, 1997, Exhibit 3.9]
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Form 10-Q filed on August 14, 2001, Exhibit 3.9]
3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Registration Statement on Form S-4, File No. 333-112423 filed on February 2, 2004, Exhibit 3.4]

3.5	Amended and Restated By-Laws of the Company [Form 10-K filed on June 14, 2004, Exhibit 3.5]
*3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc.
4.1

Registration Rights Agreement, dated as of September 22, 1995, between the Company and Forum Capital Markets L.P., as initial purchaser [Registration Statement on Form S-2, File No. 33-64641, filed on November 30, 1995, Exhibit 4.3]

4.2

Registration Rights Agreement dated as of October 30, 2003, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co., Wachovia Capital Markets, LLC and Fleet Securities, Inc., as initial purchasers, relating to the Company’s 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 10.2]

4.3

Registration Rights Agreement, dated as of December 23, 2004, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC and Banc of America Securities LLC, as initial purchasers, relating to the Company’s 6 7/8 Senior Subordinated Notes due 2013. [Form 10-K filed on June 14, 2005, Exhibit 4.2]

4.4

Indenture, dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to the Company’s 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 4.1]

4.5

Form of Indenture, between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Senior Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.1]

4.6

First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $350,000,000 aggregate principal amount of 6 5/8% Senior Notes due 2016. [Form 8-K filed on February 6, 2006, Exhibit 4.1]

4.7

Form of Indenture between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Subordinated Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.2]

4.8

First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $250,000,000 aggregate principal amount of 7 5/8% Senior Subordinated Notes due 2018. [Form 8-K filed February 6, 2006, Exhibit 4.2]

4.9

Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $300,000,000 aggregate principal amount of 2.00% Convertible Senior Notes due 2026. [Form 8-K filed February 6, 2006, Exhibit 4.3]

4.10

Registration Rights Agreement, dated as of January 31, 2006, by and among DRS Technologies, Inc. and the Initial Purchasers (as defined therein), relating to the $345,000,000 aggregate principal amount of 2.00% Convertible Senior Notes due 2026. [Form 8-K filed February 6, 2006, Exhibit 4.4]

10.1	Amended and Restated 1996 Omnibus Plan [Registration Statement on Form S-4, File No. 333-112423, filed on February 2, 2004, Exhibit 10.3]
10.2	Joint Venture Agreement, dated as of November 3, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, filed on February 16, 1993, Exhibit 6(a)(3)]
10.3	Partnership Agreement dated December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, filed on February 16, 1993, Exhibit 6(a)(5)]
10.4	Waiver Letter dated as of December 13, 1993, by and between DRS Systems Management Corporation and Laurel Technologies, Inc. [Form 10-Q, filed on February 16, 1993, Exhibit 6(a)(4)]
10.5

Amendment to Partnership Agreement of Laurel Technologies Partnership by and among Laurel Technologies, Inc., now known as Sunburst Management Inc., and DRS Systems Management Corporation, effective August 3, 1999. [Form 10-K, filed on June 14, 2005, Exhibit 10.4]

10.6	Employment, Non-Competition and Termination Agreement, dated July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, filed on August 15, 1994, Exhibit 1]
10.7	Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman [Form 10-K filed on June 29, 1999, Exhibit 10.47]
10.8	Amendment 1 to the Employment Agreement between DRS Technologies, Inc. and Mark S. Newman, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.1]

10.9	Amended and Restated Employment Agreement between DRS Technologies Inc. and Mark S. Newman, executed June 10, 2005. [Form 10-K filed on June 14, 2005, Exhibit 10.13]
10.10	Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn [Form 10-K filed on June 29, 1999, Exhibit 10.48]
10.11	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Nina Laserson Dunn, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.3]
10.12	Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider [Form 10-K filed on June 29, 1999, Exhibit 10.49]
10.13	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.5]
*10.14	Amendment No. 2 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated June 8, 2006.
10.15	Employment Agreement, dated as of June 26, 2002, by and between the Company and Robert F. Mehmel [Form 10-K filed on June 28, 2002, Exhibit 10.36]
10.16	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Robert F. Mehmel, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.4]
10.17	Agreement and Plan of Merger, among DRS Technologies, Inc., Maxco, Inc. and Engineered Support Systems, Inc., dated September 21, 2005 [Form 8-K filed on September 23, 2005, Exhibit 2.1]
10.18

Third Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among DRS Technologies, Inc., the lenders party to the agreement and the lenders who may become party to the agreement, Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., and Bank of America, N.A., BNP Paribas and Calyon, New York Branch. [Form 8-K filed February 6, 2006, Exhibit 10.1]

*10.19

Modification Number 1 to Amendment to Partnership Agreement of Laurel Technologies Partnership, dated as of December 30, 2005, by and between Laurel Technologies, Inc., now known as Sunburst Management, Inc., and DRS Systems Management Corporation

*10.20	Amendment No. 2 to the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan Effective July 6, 2005.
10.21	Amendment to DRS Technologies, Inc. Amended and Restated 1996 Omnibus Incentive Plan [Form 10-K filed on June 14, 2004, Exhibit 10.18]
10.22	Amended and Restated DRS Technologies, Inc. Supplemental Executive Retirement Plan, Effective March 31, 2005. [Form 10-K filed on June 15, 2005, Exhibit 10.27]
*21	List of subsidiaries of the Company, as of March 31, 2006
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002