Form 10-Q
period 2006-06-30
DRS TECHNOLOGIES INC
filed 2006-08-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒               Accelerated Filer ☐               Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006
Common Stock—$0.01 par value	40,166,053

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	March 31,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$43,782	$1,293
Accounts receivable, net of allowance for doubtful accounts of $1,506 and $1,668 as of June 30, 2006 and March 31, 2006, respectively	454,293	432,678
Inventories, net	334,752	331,206
Prepaid expenses, deferred income taxes and other current assets	137,874	135,613
Total current assets	970,701	900,790
Property, plant and equipment, less accumulated depreciation of $149,942 and $138,324 at June 30, 2006 and March 31, 2006, respectively	222,356	220,506
Acquired intangible assets, net	223,420	231,139
Goodwill	2,603,713	2,608,068
Deferred income taxes and other noncurrent assets	57,652	58,616
Total assets	$4,077,842	$4,019,119
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$5,253	$4,622
Accounts payable	194,982	224,673
Accrued expenses and other current liabilities	444,873	471,068
Total current liabilities	645,108	700,363
Long-term debt, excluding current installments	1,917,109	1,828,771
Other liabilities	138,497	138,405
Total liabilities	2,700,714	2,667,539
Commitments and contingencies
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at June 30, 2006 and March 31, 2006	—	—
Common stock, $.01 par value per share. Authorized 100,000,000 shares; 40,166,097 and 39,912,541 shares issued at June 30, 2006 and March 31, 2006, respectively	402	399
Additional paid-in capital	1,073,233	1,076,786
Retained earnings	297,764	277,706
Accumulated other comprehensive earnings	5,729	3,885
Unamortized stock compensation	—	(7,196)
Total stockholders’ equity	1,377,128	1,351,580
Total liabilities and stockholders’ equity	$4,077,842	$4,019,119

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenue:
Product sales	$475,891	$305,983
Services	154,374	32,476
Totals revenues	630,265	338,459
Costs and expenses	565,280	303,401
Operating income	64,985	35,058
Interest income	176	1,877
Interest and related expenses	29,902	12,211
Other income (expense), net	(18)	25
Earnings before non-controlling interest and income taxes	35,241	24,749
Non-controlling interest	473	580
Earnings before income taxes	34,768	24,169
Income taxes	13,510	10,151
Net earnings	$21,258	$14,018
Net earnings per share of common stock:
Basic earnings per share	$0.54	$0.51
Diluted earnings per share	$0.52	$0.49
Dividends per common share	$0.03	$0.03

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net earnings	$21,258	$14,018
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	19,125	10,417
Share-based compensation	2,774	165
Deferred income taxes	460	(522)
Inventory reserve and provision for doubtful accounts	1,000	946
Amortization and write-off of deferred financing fees	1,473	952
Other, net	(234)	77
Changes in assets and liabilities, net of effects from business combinations:
Increase in accounts receivable	(20,861)	(2,453)
Increase in inventories	(11,275)	(7,911)
Increase in prepaid expenses and other current assets	(6,285)	(4,102)
(Decrease) increase in accounts payable	(30,928)	10,450
Decrease in accrued expenses and other current liabilities	(11,579)	(30,320)
Increase (decrease) in customer advances	9,550	(7,207)
Increase in pension and postretirement benefit liabilities	53	1,433
Other, net	(473)	(489)
Net cash used in operating activities	(25,942)	(14,546)
Cash Flows from Investing Activities
Capital expenditures	(13,080)	(6,336)
Payments pursuant to business combinations, net of cash acquired	(7,688)	(52,350)
Other, net	84	(206)
Net cash used in investing activities	(20,684)	(58,892)
Cash Flows from Financing Activities
Net borrowings of short-term debt	918	—
Return of advanced interest on senior subordinated notes	—	(1,986)
Debt issuance costs	—	(120)
Borrowings of long-term debt	89,467	—
Repayments of long-term debt	(783)	(10,674)
Excess tax benefit realized from share-based payment arrangements	84	—
Proceeds from stock option exercises	873	4,175
Dividends paid	(1,191)	(829)
Net cash provided by (used in) financing activities	89,368	(9,434)
Effect of exchange rates on cash and cash equivalents	(253)	(328)
Net increase (decrease) in cash and cash equivalents	42,489	(83,200)
Cash and cash equivalents, beginning of period	1,293	306,852
Cash and cash equivalents, end of period	$43,782	$223,652

See accompanying Notes to Consolidated Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.                 Description of Business

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

The Company operates in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. Our segments are: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance & Reconnaissance (SR) Group and the Sustainment Systems & Services (S3) Group. All other operations, primarily our Corporate Headquarters, are grouped in Other.

2.                 Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of DRS Technologies, Inc., its wholly-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2006, the results of its operations for the three-month periods ended June 30, 2006 and 2005, and its cash flows for the three-month periods ended June 30, 2006 and 2005. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2006, included in the Company’s filing on Form 10-K for the year ended March 31, 2006.

The fiscal year-end consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.                 Acquisitions

On January 31, 2006, DRS completed its acquisition of Engineered Support Systems, Inc. (ESSI) for $1.93 billion in cash and DRS common stock. In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, with the ESSI operating units forming DRS’s third operating segment—the S3 Group. ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The results of ESSI have been included in our financial statements since the date of acquisition.

In accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded a $5.7 million liability in the preliminary purchase price allocation in connection with a plan to involuntarily terminate approximately 190 employees of ESSI, as well as exit certain leased facilities. The Company is currently in the process of evaluating additional restructuring actions and management anticipates finalizing its plans in the second quarter of fiscal 2007 with the payments being substantially complete by the fourth quarter of fiscal 2007.

	Balance at	Three Months Ended		Balance at
	March 31,	June 30, 2006		June 30,
	2006	Additions	Payments	2006
	(in thousands)
Employee severance and termination benefits	$5,129	$—	$(3,151)	$1,978
Facility and other exit costs	—	554	—	554
Total	$5,129	$554	$(3,151)	$2,532

The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation; thus, the preliminary allocation of purchase price will change, and such change could be material. Our preliminary purchase price allocation as of June 30, 2006 has not changed materially from the allocation included in Note 2 to the Company’s consolidated financial statements for the fiscal year ended March 31, 2006. The Company anticipates completing the purchase price allocation in the third quarter of fiscal 2007.

4.                 Share-Based Compensation

Adoption of SFAS 123R   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize compensation cost in an amount equal to the fair value of share-based awards expected to vest.

On April 1, 2006, we adopted SFAS 123R using the modified prospective method. Under this method, we are required to record compensation cost for the unvested portion of previously granted awards that were outstanding as of April 1, 2006. Results for prior periods have not been restated. We previously accounted for share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to SFAS 123R adoption, no share-based compensation cost was reflected in net income for stock options, as stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted stock and restricted stock units (collectively “non-vested stock”) was

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

recorded based on the closing market value on the last trading day prior to the date of grant. Compensation cost for non-vested stock was charged to unamortized stock compensation in Stockholders’ equity and amortized to expense over the requisite vesting periods. With the adoption of SFAS 123R on April 1, 2006, unamortized stock compensation relating to previous grants of non-vested stock of $7.2 million was credited to additional paid-in capital. Additionally, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized as compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather continue to be presented as operating cash flows.

The adoption of SFAS 123R resulted in a non-cash credit to other income (expense), net for the cumulative effect of a change in accounting principle of $0.2 million related to the recognition of estimated forfeitures on non-vested stock. The cumulative effect credit is immaterial for purposes of separate presentation on the Consolidated Statement of Earnings.

As a result of the application of SFAS 123R in the three months ended June 30, 2006, we recorded share-based costs related to stock options and non-vested stock of $2.6 million. Such amount was recognized in the consolidated financial statements as follows:

Amounts recognized in the financial statements for equity-based compensation are as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Total cost of share-based payment plans	$2,644	$245
Amounts capitalized in inventory	$830	$245
Amounts recognized in income for amounts previously capitalized in inventory	$960	$165
Amounts charged against income before income tax benefit	$2,774	$165
Amount of related income tax benefit recognized in income	$1,109	$69

As a result of applying SFAS 123R, the Company’s earnings before income taxes and net earnings for the three months ended June 30, 2006 were $1.8 million and $1.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.57 per share and $0.55 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported amounts of $0.54 per basic share and $0.52 per diluted share.

Prior Period Pro Forma Information   Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and its related interpretations. Compensation expense for stock options granted to an employee or director was recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equaled or exceeded the quoted market price of DRS common stock at the date of grant, the Company did not recognize compensation

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

expense. Compensation cost for nonvested stock was recorded based on the market value of DRS common stock on the date of grant.

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share for the three months ended June 30, 2005, that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. Option forfeitures were accounted for as they occurred and no amount of stock option expense were capitalized into inventory or other assets, but instead were considered period expenses.

Three Months Ended June 30,
2005
Net earnings, as reported	$14,018
Add: Stock-based compensation expense included in reported net earnings, net of taxes	148
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(1,427)
Pro forma net earnings	$12,739
Earnings per share:
Basic—as reported	$0.51
Basic—pro forma	$0.46
Diluted—as reported	$0.49
Diluted—pro forma	$0.45

Share-based Compensation Plans   On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (1996 Plan). Under the terms of the Omnibus Plan, which expired on June 16, 2006, options could be granted to key employees, directors and consultants of the Company. The 1996 Plan initially was limited to 500,000 shares of DRS common stock and was ultimately increased, with stockholder approval, to 5,875,000 shares of DRS common stock. Awards under the 1996 Plan were the discretion of the Executive Compensation Committee and could be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, phantom stock, stock bonuses and other awards. The Company has historically utilized newly issued shares of DRS common stock to satisfy its equity-based compensation awards.

On August 3, 2006, the stockholders approved the 2006 Omnibus Plan which has similar terms to that of the 1996 Omnibus Plan. The 2006 Omnibus Plan provides for the issuance of up to a maximum of 4.0 million shares of DRS common stock.

Stock Options   Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a contractual term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. On July 6, 2005, the Company granted 209,500 stock options that fully vested on March 31, 2006. In accordance with the July 6, 2005 stock option grant, recipients are required to hold any shares acquired upon exercise of the options prior to March 31, 2008 (net of any shares sold or withheld to pay the exercise price and any applicable statutory minimum federal, state and

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

local tax requirements) for a period of one year following the date of exercise. The Company’s decision to modify its traditional vesting terms for the July 6, 2005 stock option grant was made pursuant to management’s ongoing evaluation of the Company’s overall incentive compensation strategy, including the type of future share-based compensation awards. As a part of the evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the Company’s results of operations in future periods under SFAS 123R. The July 6, 2005 stock option grant had a $4.8 million impact on the Company’s pro forma pre-tax compensation expense.

During fiscal 1999, the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the 1996 Plan at exercise prices in excess of the market price on the date of grant. The options expire in fiscal 2009.

The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in “book entry” form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company’s diluted earnings per share calculations for the three months ended June 30, 2006 and 2005.

The table summarizes information regarding the Company’s stock option activity and amounts as of and for the three months ended June 30, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at March 31, 2006	2,913,358	$29.08
Granted	199,672	$49.91
Exercised	(27,426)	$31.81
Forfeited/cancelled	(20,996)	$33.22
Outstanding at June 30, 2006	3,064,608	$30.39	6.5	$56,923
Vested and expected to vest at June 30, 2006(1)	2,999,229	$30.25	6.4	$56,107
Exercisable at June 30, 2006	1,935,114	$26.91	5.5	$42,560

       (1) Represents outstanding options reduced by expected forfeitures.

The aggregate intrinsic value, disclosed in the table above, represents the difference between DRS’s closing stock price on the last trading day of the first quarter (June 30, 2006) and the exercise price, multiplied by the number of in-the-money stock options outstanding.

The total intrinsic value of stock options exercised, based on the difference between DRS’s stock price at the time of exercise and the related exercise price, was $0.6 million during the first quarter of fiscal 2007 and $8.2 million during the first quarter of fiscal 2006. Total compensation expense related to stock options was $1.8 million for the three months ended June 30, 2006. At June 30, 2006, unrecognized compensation costs related to stock options was $13.7 million ($8.3 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.7 years.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The estimated weighted average grant date fair value of each stock option awarded was $49.91 for the three months ended June 30, 2006 and there were no options granted for the three months ended June 30, 2005.

Stock Option Fair Value Estimation Assumptions   For purposes of estimating the fair value provisions of SFAS 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by DRS’s stock price as well as weighted average assumptions for a number of subjective variables described below.

•       Expected Holding Period   The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical data to estimate stock option exercise data and employee terminations within the valuation model.

•       Expected Volatility   Expected volatility is based on historical daily volatility of DRS common stock over the expected holding period.

•       Expected Dividend Yield   Expected dividend yield is based on DRS’s expected payments.

•       Risk-Free Interest Rate   The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

•  Forfeiture Rate  The forfeiture rate is based on the historical forfeiture experience and prospective analysis of different pools of employees. We monitor share option exercise and employee termination patterns of each pool to estimate forfeiture rates within the valuation model.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

Three Months Ended June 30,
2006
Expected holding period (in years)	5.6
Expected volatility	38.7%
Expected dividend yield	0.24%
Risk-free interest rate	4.98%
Weighted-average fair value of options granted	$21.47

Restricted Stock and Restricted Stock Units   Restricted stock awards are granted to certain employees, as permitted under the 1996 Plan in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock cliff vests three years from the date of grant. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three-year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, is recognized over the vesting periods.

Compensation cost for non-vested stock for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.2 million, respectively. As of June 30, 2006, total unrecognized compensation costs related to non-vested stock awards was $18.1 million and that amount is expected to be recognized over a weighted average remaining period of 2.1 years.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table details the activity in non-vested stock awards for the three months ended June 30, 2006.

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Nonvested balance at March 31, 2006	281,590	$40.81
Granted	241,872	$49.91
Vested	—	$—
Forfeited	(6,850)	$42.63
Nonvested balance at June 30, 2006	516,612	$45.04

5.                 Inventories

Inventories are summarized as follows:

	June 30,	March 31,
	2006	2006
	(in thousands)
Work-in-process	$412,956	$368,991
General and administrative costs	65,447	63,836
Raw material and finished goods	40,531	66,706
	518,934	499,533
Less: Progress payments and certain customer advances	173,850	158,967
Inventory reserve	10,332	9,360
Total	$334,752	$331,206

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

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company’s lines of businesses that are not primarily contracted with the U.S. government, such costs are expensed as incurred.

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Balance in inventory at beginning of period	$63,836	$47,365
Add: Incurred costs	68,756	53,178
Less: Amounts included in costs and expenses	(67,145)	(53,034)
Balance in inventory at end of period	$65,447	$47,509

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Total expenditures for IRAD amounted to approximately $11.0 million and $9.2 million for the three-month periods ended June 30, 2006 and 2005, respectively.

6.                 Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2006 and March 31, 2006. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(in thousands)
As of June 30, 2006
Technology-based intangibles	18 years	$47,861	$(14,831)	$33,030
Customer-related intangibles	11 years	217,214	(26,824)	190,390
Total		$265,075	$(41,655)	$223,420
As of March 31, 2006
Technology-based intangibles	18 years	$47,861	$(14,100)	$33,761
Customer-related intangibles	11 years	217,190	(19,812)	197,378
Total		$265,051	$(33,912)	$231,139

The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2006 and 2005 was $7.7 million and $2.1 million, respectively. The estimated acquired intangible amortization expense, based on gross carrying amounts at June 30, 2006, is estimated to be $30.7 million for fiscal 2007 and 2008, $29.9 million for fiscal 2009, $29.0 million for fiscal 2010 and $28.3 million for fiscal 2011.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2006 to June 30, 2006.

	C4I Group	SR Group	S3 Group	Total
	(in thousands)
Balance as of March 31, 2006	$472,230	$354,809	$1,781,029	$2,608,068
ESSI purchase price allocation adjustments	—	—	(6,811)	(6,811)
Codem acquisition earn-out	838	—	—	838
Transfer of operating unit(A)	(4,929)	—	4,929	—
Foreign currency translation and other adjustments	1,551	—	67	1,618
Balance as of June 30, 2006	$469,690	$354,809	$1,779,214	$2,603,713

    (A) On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Group, was consolidated into an operating unit of the S3 Group to achieve certain operating synergies. For the three months ended June 30, 2005, the operating unit recorded $5.2 million and $0.3 million in revenues and operating income, respectively, and $10.6 million of assets, which was considered

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

immaterial for purposes of restating prior year goodwill balances and segment information for both the C4I Group and the S3 Group.

7.                 Product Warranties

Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the three months ended June 30, 2006 and 2005, which are included in accrued expenses and other current liabilities.

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Balance at beginning of period	$29,869	$21,839
Acquisitions during the period	—	360
Accruals for product warranties issued during the period	4,727	1,665
Settlements made during the period	(3,494)	(2,942)
Other	121	(27)
Balance at end of period	$31,223	$20,895

8.                 Debt

	June 30, 2006	March 31, 2006
	(in thousands)
Credit Facility:
Revolving line of credit	$129,000	$40,000
Term loan	274,312	275,000
Canadian Term Loan	10,314	9,853
6 5/8% Senior Notes due 2016	350,000	350,000
2.00% Convertible Senior Notes due 2026	345,000	345,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
Unamortized Bond Premium on 6 7/8%
Senior Subordinated Notes	8,302	8,585
Other obligations	5,434	4,955
	1,922,362	1,833,393
Less:
Current installments of long-term debt	5,253	4,622
Total long-term debt	$1,917,109	$1,828,771

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The weighted average interest rate on the Company’s term loan borrowings was 6.7% as of June 30, 2006 (6.3% as of March 31, 2006). The weighted average interest rate under the revolving line of credit borrowings was 7.5% at June 30, 2006 (6.2% as of March 31, 2006).

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of June 30, 2006, $47.5 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of June 30, 2006, were issued under a previous credit agreement and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit. At June 30, 2006, the Company had $224.8 million of availability under its revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.0% as of June 30, 2006 (5.5% as of March 31, 2006). The carrying value of the Canadian term loan increased $0.5 million during the three months ended June 30, 2006, as a result of the strengthening of the Canadian dollar compared to the U.S. dollar during that period.

Accrued interest expense at June 30, 2006 and March 31, 2006 was $29.6 million and $27.3 million, respectively.

The Company’s indebtedness is more fully described in Note 8 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

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

	Three Months Ended June 30,
	2006	2005
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$21,258	$14,018
Weighted average common shares outstanding	39,663	27,479
Basic earnings per share	$0.54	$0.51
Diluted EPS computation
Net earnings	$21,258	$14,018
Diluted common shares outstanding
Weighted average common shares outstanding	39,663	27,479
Stock options and restricted stock	1,034	922
Diluted common shares outstanding	40,697	28,401
Diluted earnings per share	$0.52	$0.49

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2006 there were 22,500 options that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS. At June 30, 2005, all outstanding options are included in the diluted EPS calculation. For the three months ended June 30, 2006, DRS’s 2% Convertible Senior Notes had no impact on EPS because the average stock price during the period was below $59.70 per share, and the convertible notes, if converted, would require only cash at settlement.

10.          Comprehensive Earnings

The components of comprehensive earnings for the three-month periods ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net earnings	$21,258	$14,018
Other comprehensive earnings:
Foreign currency translation adjustments	2,442	(1,312)
Minimum pension liability	(598)	—
Amortization of unrealized gain on terminated hedging instruments, net of income taxes	—	(46)
Comprehensive earnings	$23,102	$12,660

11.          Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three-month periods ended June 30, 2006 and 2005. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Service cost	$1,834	$988	$146	$150	$143	$136
Interest cost	3,243	1,511	320	241	318	279
Expected return on plan assets	(3,490)	(1,769)	(56)	(42)	—	—
Amortization of unrecognized loss (gain)	117	43	(8)	(2)	47	42
Amortization of transition obligation	—	—	28	27	—	—
Amortization of unrecognized prior-service cost	39	1	(6)	—	194	194
Net periodic benefit cost	$1,743	$774	$424	$374	$702	$651

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company expects to contribute $7.9 million and $2.3 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2007, of which $2.1 million and $0.8 million, respectively were contributed during the three-month period ended June 30, 2006.

12.   Operating Segments

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

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance & Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, aircraft weapons alignment systems and image intensification (I2 ) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, electronic warfare and network systems, high-speed digital data and imaging systems, unmanned vehicles and mission and flight recorders; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

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
(Unaudited)

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

	C4I Group	SR Group	S3 Group	Other	Total
	(in thousands)
Three Months Ended June 30, 2006
Total revenues	$195,719	$193,432	$243,686	$—	$632,837
Intersegment revenues	(1,727)	(474)	(371)	—	(2,572)
External revenues	$193,992	$192,958	$243,315	$—	$630,265
Operating income (loss)	$19,937	$20,749	$24,686	$(387)	$64,985
Total assets	$825,609	$788,306	$2,326,026	$137,901	$4,077,842
Depreciation and amortization	$3,741	$6,298	$7,786	$1,300	$19,125
Capital expenditures	$5,216	$3,409	$2,346	$2,109	$13,080
Three Months Ended June 30, 2005
Total revenues	$191,030	$148,523	$—	$—	$339,553
Intersegment revenues	(539)	(555)	—	—	(1,094)
External revenues	$190,491	$147,968	$—	$—	$338,459
Operating income (loss)	$19,488	$15,788	$—	$(218)	$35,058
Total assets	$860,689	$736,019	$—	$273,306	$1,870,014
Depreciation and amortization	$3,436	$6,074	$—	$907	$10,417
Capital expenditures	$2,303	$3,418	$—	$615	$6,336

13.   Supplemental Cash Flow Information

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Cash paid for:
Income taxes	$3,859	$10,732
Interest	$26,373	$18,704	*
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition costs for business combinations, net	$500	$335
Acquisition earn-out—Codem	$838	$—

*                    Excludes the advanced interest of $2.0 million that was repaid in conjunction with the semi-annual interest payments on the senior subordinated notes. See Note 8 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

14.   Cash Dividends on DRS Common Stock

On May 12, 2006, the Board of Directors declared a $0.03 per common share cash dividend, which was paid on June 30, 2006 to stockholders of record as of June 15, 2006. Cash dividends of $0.03 per common share were paid in each quarter of fiscal 2006. On August 3, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 29, 2006 to stockholders of record as of September 15, 2006.

15.   Contingencies and Related Party Transactions

Contingencies   The Company is party to various legal actions and claims arising in the ordinary course of its business. In the Company’s opinion, the Company has adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $4.4 million and $4.3 million at June 30, 2006 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at June 30, 2006 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS. As a part of its investigation, the SEC has issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents. Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised the Company that ESSI is not a target. Because the events being investigated occurred prior to the time of the Company’s acquisition of ESSI, the U.S. Attorney’s office has further advised the Company that it considers DRS to be a witness, not a subject or target of its investigation.

The Company is committed to full cooperation with regard to the foregoing investigations. The Company is unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, which the investigations could have on the Company. A finding that ESSI had “backdated” option grants could result in the tax authorities disallowing all or part of related compensation deductions taken on ESSI’s previous income tax returns.

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

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to the Company during the three months ended June 30, 2006 and 2005. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the three months ended June 30, 2006 and 2005 were $2.4 million and less than $0.1 million, respectively.

16.   Guarantor and Non-Guarantor Financial Statements

As presented in Note 8, “Debt”, the Company has $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2006 and March 31, 2006, the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2006 and 2005 for:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$44,304	$(6,406)	$5,884	$—	$43,782
Accounts receivable, net	4	425,173	29,116	—	454,293
Inventories, net	(2,033)	294,047	42,738	—	334,752
Prepaid expenses, deferred income taxes and other current assets	3,348	137,755	5,567	(8,796)	137,874
Intercompany receivables	2,055,783	—	24,115	(2,079,898)	—
Total current assets	2,101,406	850,569	107,420	(2,088,694)	970,701
Property, plant and equipment, net	14,746	199,479	8,131	—	222,356
Acquired intangibles, net	—	222,647	773	—	223,420
Goodwill	24,115	2,542,282	37,316	—	2,603,713
Deferred income taxes and other noncurrent assets	53,768	6,856	10,505	(13,477)	57,652
Investment in subsidiaries	1,147,206	46,642	—	(1,193,848)	—
Total assets	$3,341,241	$3,868,475	$164,145	$(3,296,019)	$4,077,842
Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$231	$2,272	$—	$5,253
Accounts payable	5,776	176,312	12,894	—	194,982
Accrued expenses and other current liabilities	48,991	383,424	21,245	(8,787)	444,873
Intercompany payables	—	1,667,328	22,210	(1,689,538)	—
Total current liabilities	57,517	2,227,295	58,621	(1,698,325)	645,108
Long-term debt, excluding current installments	1,903,864	3,381	9,864	—	1,917,109
Other liabilities	2,732	126,036	23,208	(13,479)	138,497
Total liabilities	1,964,113	2,356,712	91,693	(1,711,804)	2,700,714
Total stockholders' equity	1,377,128	1,511,763	72,452	(1,584,215)	1,377,128
Total liabilities and stockholders' equity	$3,341,241	$3,868,475	$164,145	$(3,296,019)	$4,077,842

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,905	$(19,520)	$4,908	$—	$1,293
Accounts receivable, net	5	401,958	30,715	—	432,678
Inventories, net	—	282,109	49,109	(12)	331,206
Prepaid expenses deferred income taxes and other current assets	10,525	123,684	9,962	(8,558)	135,613
Intercompany receivables	1,976,809	—	24,115	(2,000,924)	—
Total current assets	2,003,244	788,231	118,809	(2,009,494)	900,790
Property, plant and equipment, net	13,937	198,656	7,913	—	220,506
Acquired intangibles, net	—	231,139	—	—	231,139
Goodwill	24,115	2,547,436	36,517	—	2,608,068
Deferred income taxes and other noncurrent assets	54,234	7,443	10,420	(13,481)	58,616
Investment in subsidiaries	1,140,066	46,635	—	(1,186,701)	—
Total assets	$3,235,596	$3,819,540	$173,659	$(3,209,676)	$4,019,119
Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$194	$1,678	$—	$4,622
Accounts payable	9,701	186,530	28,442	—	224,673
Accrued expenses and other current liabilities	53,401	404,080	22,151	(8,564)	471,068
Intercompany payables	—	1,670,055	22,098	(1,692,153)	—
Total current liabilities	65,852	2,260,859	74,369	(1,700,717)	700,363
Long-term debt, excluding current installments	1,815,835	3,432	9,504	—	1,828,771
Other liabilities	2,329	127,026	22,532	(13,482)	138,405
Total liabilities	1,884,016	2,391,317	106,405	(1,714,199)	2,667,539
Total stockholders' equity	1,351,580	1,428,223	67,254	(1,495,477)	1,351,580
Total liabilities and stockholders' equity	$3,235,596	$3,819,540	$173,659	$(3,209,676)	$4,019,119

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$574,506	$60,789	$(5,030)	$630,265
Cost and expenses	386	513,369	56,567	(5,042)	565,280
Operating income	(386)	61,137	4,222	12	64,985
Interest income	125	17	34	—	176
Interest and related expense	29,678	65	159	—	29,902
Other income (expense), net	33	62	(110)	(3)	(18)
Management fees	720	(684)	(36)	—	—
Royalties	517	—	(517)	—	—
Intercompany interest	24,949	(24,867)	(82)	—	—
Earnings before non-controlling interest and income taxes	(3,720)	35,600	3,352	9	35,241
Non-controlling interest	—	—	473	—	473
Earnings before income taxes	(3,720)	35,600	2,879	9	34,768
Income taxes	(1,452)	13,834	1,119	9	13,510
Earnings (losses) from subsidiary entities	23,526	—	—	(23,526)	—
Net earnings	$21,258	$21,766	$1,760	$(23,526)	$21,258

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$287,462	$55,604	$(4,607)	$338,459
Cost and expenses	218	255,227	52,563	(4,607)	303,401
Operating income	(218)	32,235	3,041	—	35,058
Interest income	1,774	38	65	—	1,877
Interest and related expense	12,169	38	4	—	12,211
Other income (expense), net	36	7	(18)	—	25
Management fees	520	(480)	(40)	—	—
Royalties	523	—	(523)	—	—
Intercompany interest	6,254	(6,349)	95	—	—
Earnings before non-controlling interest and income taxes	(3,280)	25,413	2,616	—	24,749
Non-controlling interest	—	—	580	—	580
Earnings before income taxes	(3,280)	25,413	2,036	—	24,169
Income taxes	(1,378)	10,674	855	—	10,151
Earnings (losses) from subsidiary entities	15,920	—	—	(15,920)	—
Net earnings	$14,018	$14,739	$1,181	$(15,920)	$14,018

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,988	$(34,671)	$2,741	$—	$(25,942)
Cash Flows from Investing Activities
Capital expenditures	(2,109)	(10,341)	(630)	—	(13,080)
Payments pursuant to business combinations, net of cash acquired	(7,688)	—	—	—	(7,688)
Other investing activities	60	24	—	—	84
Net cash used in investing activities	(9,737)	(10,317)	(630)	—	(20,684)
Cash Flows from Financing Activities
Net borrowing of short-term debt		918	—	—	918
Borrowings of long-term debt	89,000	—	467		89,467
Repayments of long-term debt	(688)	(58)	(37)		(783)
Excess tax benefit realized from share-based payment arrangements	84	—	—	—	84
Proceeds from exercise of stock options	873	—	—	—	873
Dividends paid	(1,191)	—	—	—	(1,191)
Parent Company	(55,930)	57,242	(1,312)	—	—
Net cash provided by (used in) financing activities	32,148	58,102	(882)	—	89,368
Effects of exchange rates on cash and cash equivalents	—	—	(253)	—	(253)
Net increase in cash and cash equivalents	28,399	13,114	976	—	42,489
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908	—	1,293
Cash and cash equivalents, end of period	$44,304	$(6,406)	$5,884	$—	$43,782

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(8,898)	$(16,922)	$11,274	$—	$(14,546)
Cash Flows from Investing Activities
Capital expenditures	(615)	(5,148)	(573)	—	(6,336)
Payments pursuant to business combinations, net of cash acquired	(52,350)	—	—	—	(52,350)
Dispositions of property, plant & equipment	—	—	—	—	—
Other investing activities	(191)	241	(256)	—	(206)
Net cash used in investing activities	(53,156)	(4,907)	(829)	—	(58,892)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)				(1,986)
Debt issuance costs	(120)	—	—	—	(120)
Repayments of long-term debt	(10,591)	(83)	—	—	(10,674)
Proceeds from exercise of stock options	4,175	—	—	—	4,175
Dividends paid	(829)	—	—	—	(829)
Net repayments to (borrowings from) Parent Company	(19,385)	26,782	(7,397)	—	—
Net cash used in financing activities	(28,736)	26,699	(7,397)	—	(9,434)
Effects of exchange rates on cash and cash equivalents	—	—	(328)	—	(328)
Net (decrease) increase in cash and cash equivalents	(90,790)	4,870	2,720	—	(83,200)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$209,998	$(3,402)	$17,056	$—	$223,652

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

17.   Recently Issued Accounting Pronouncements

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

In July of 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained. FIN 48 is effective beginning April 1, 2007 for DRS. The Company is currently evaluating the impact that adopting FIN 48 will have on its operations and financial condition.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and subsidiaries, and a partnership of which DRS owns an 80% controlling interest (hereinafter, we, us, our, the Company or DRS) with a discussion of acquisition activity and a company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Operations.” We then provide an analysis of cash flows and discuss our financial commitments under “Liquidity and Capital Resources” and “Contractual Obligations,” respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2006 Annual Report on Form 10-K.

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

Business Combinations

On January 31, 2006 we completed our acquisition of Engineered Support Systems, Inc. (ESSI) for $1.93 billion in cash and DRS common stock. In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, forming our third operating segment—the Sustainment Systems & Services (S3) Group. ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI is expected to contribute a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. WalkAbout, located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our Command, Control, Communications, Computers and Intelligence (C4I) Group.

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

Company Overview

DRS is a supplier of defense electronic products, systems and military support services. We provide high technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We operate in three principal operating segments, on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. Our operating segments are: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance and Reconnaissance (SR) Group, and the Sustainment Systems & Services Group (S3). All other operations, primarily our Corporate Headquarters are grouped in Other.

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

The SR Group is comprised of the following business areas: Reconnaissance, Surveillance & Target Acquisition (RSTA), which develops and produces electro-optical sighting, targeting and weapon sensor systems, aircraft weapons alignment systems and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services; Training & Control Systems, which develops and produces air combat training, electronic warfare and network systems, high-speed digital data and imaging systems, unmanned vehicles and mission and flight recorders; and Test & Energy Management, which develops and produces electronic test, diagnostics and vehicle electronics.

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

On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Group, was consolidated into an operating unit of the S3 Group to achieve certain operating synergies. For the three months ended June 30, 2005 the operating unit recorded $5.2 million and $0.3 million in revenues and operating income, respectively, and $10.6 million of assets, which was considered immaterial for purposes of restating prior year goodwill balances and segment information for both the C4I Group and the S3 Group.

Defense Industry Considerations and Business Strategy

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

We believe markets for defense and related advanced technology systems and services for fiscal 2007 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and efforts in Iraq and Afghanistan. The war on terrorism has focused greater attention on homeland security and better communication and interplay among local, state and federal government agencies and U.S. military services. We believe the United States overall defense posture continues to move toward a more joint-capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense, and improved information systems capability and security.

We believe DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program. We also intend to expand our technical services and support offerings to the DoD, thus diversifying our business beyond the historical investment accounts and into Operations and Maintenance funded activities.

A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately held companies, as well as defense businesses of larger companies that (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or expand our product offerings, and (iii) display growing revenues and positive operating income and cash flow prospects.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2006 Annual Report on Form 10-K. Except for the change in our accounting for share-based payments described below, there were no significant changes in the Company’s critical accounting policies during the three months ended June 30, 2006. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

Share-Based Compensation—As of April 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for different groups of employees and directors. As share-based compensation expense recognized in the consolidated statement of earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Results of Operations

Our operating cycle is long-term and involves various types of production and service contracts and varying production delivery schedules. Accordingly, operating results of a particular period, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through extensive operating segment reviews which include, among other operating issues, detailed discussions related to significant programs, proposed investments in new business opportunities or property, plant, and equipment and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by senior management of the Company.

	Three Months Ended June 30,		Percent
	2006	2005	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$630,265	$338,459	86.2%
Operating income	$64,985	$35,058	85.4%
Bookings	$782,126	$520,504	50.3%
Other significant financial metrics
Interest and related expenses	$29,902	$12,211	144.9%
Income taxes	$13,510	$10,151	33.1%
Significant liquidity metrics(A)
Free cash flow (deficit)	$(39,022)	$(20,882)	(86.9%)
EBITDA	$83,619	$44,920	86.2%

    (A) See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three-Month Period Ended June 30, 2006, Compared with the Three-Month Period Ended June 30, 2005

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended June 30, 2006 increased $291.8 million and $29.9 million, respectively, to $630.3 million and $65.0 million, respectively, as compared with the corresponding period in the prior year. The increase in revenues was largely driven by our January 31, 2006, acquisition of ESSI, as well as our June 27, 2005 acquisition of WalkAbout which contributed combined incremental (current quarter over corresponding prior-year quarter) revenues of $243.0 million. Also contributing to higher revenues were increased volume from embedded diagnostics, engineering and development for a certain naval infrared search and track program, and increased shipments of uncooled thermal weapons sights. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations, airborne electro-optical sighting systems and surveillance tuners.

The growth in operating income in the first quarter of fiscal 2007, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues, as well as favorable margins from a nuclear control panel program and rugged computers for the U.K. Ministry of Defence. Partially offsetting the overall increase in operating income were lower margins realized from our intelligence businesses and on certain rugged computer systems being sold in the final year of a multi-year contract at prices lower than previously. Our acquisitions of ESSI and WalkAbout contributed $24.5 million of combined incremental operating income for the three-month period ended June 30, 2006. See Operating Segments discussion below for additional information.

As described in Note 4 to our unaudited Consolidated Financial Statements, we adopted SFAS 123R effective April 1, 2006 using the modified prospective method. As a result of the application of SFAS 123R in the three months ended June 30, 2006, we recorded share-based costs related to stock options and non-vested stock of $2.6 million, $1.8 million of which was charged to operating income. At June 30, 2006, there was $13.7 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 2.7 years. As of June 30, 2006, total unrecognized compensation costs related to non-vested stock awards was $18.1 million and that amount is expected to be recognized over a weighted average remaining period of 2.1 years.

As a result of applying SFAS 123R, our earnings before income taxes and net earnings for the three months ended June 30, 2006 were $1.8 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under Accounting Principles Bulletin (APB) No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.57 per share and $0.55 per share, respectively, if we had not adopted SFAS 123R, compared to reported amounts of $0.54 per basic and $0.52 per diluted share.

Bookings   We define bookings as the value of contract awards and orders received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended June 30, 2006 increased $261.6 million, versus the same period in the prior year, to $782.1 million. The primary drivers of the increase were our acquisitions of ESSI and WalkAbout which contributed $279.0 million of combined incremental bookings to the three months ended June 30, 2006.

Interest and related expenses   Interest and related expenses increased $17.7 million for the three-month period ended June 30, 2006 as compared with the same period in the prior year, to $29.9 million. The increase in interest and related expenses is primarily the result of an increase in our borrowings outstanding for the three-months ended June 30, 2006, as compared with the corresponding period in the prior-year. Our average borrowings increased due to our January 31, 2006 issuance of $350 million of 6 5/8% senior notes, $250 million issuance of 7 5/8% senior subordinated notes, $300 million 2% senior convertible notes and the February 8, 2006 exercise of an overalloment option for an additional $45 million 2% senior convertible notes. In addition there was approximately $129.0 million outstanding against our revolving line of credit at June 30, 2006 (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at June 30, 2005.

Income taxes   The provision for income taxes for the three-months ended June 30, 2006, reflected an effective income tax rate of approximately 38.9%, as compared with 42.0% in the same period last year. Our effective tax rate declined primarily due to the ESSI acquisition as well as a favorable tax adjustment of approximately $0.4 million recorded during the three months ended June 30, 2006. We anticipate that our effective income tax rate for the year ended March 31, 2007, will approximate 40.0%.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin for the three-month periods ended June 30, 2006 and 2005, and the percentage increase or decrease of the current fiscal period items, as compared with the corresponding prior year period:

	Three Months Ended June 30,		Three Months Ended Percent Changes
	2006	2005	2006 vs. 2005
	(in thousands, except for percentages)
C4I Group
Revenues	$193,992	$190,491	1.8%
Operating income	$19,937	$19,488	2.3%
Operating margin	10.3%	10.2%	0.5%
SR Group
Revenues	$192,958	$147,968	30.4%
Operating income	$20,749	$15,788	31.4%
Operating margin	10.8%	10.7%	0.9%
S3 Group
Revenues	$243,315	$—	N/A
Operating income	$24,686	$—	N/A
Operating margin	10.1%	—	N/A
Other
Operating loss	$(387)	$(218)	(77.5)%

Three-Month Period Ended June 30, 2006, Compared with the Three-Month Period Ended June 30, 2005

C4I Group   Revenues increased $3.5 million, or 1.8%, to $194.0 million for the three-months ended June 30, 2006, as compared with the corresponding prior-year period. Operating income increased $0.4 million, or 2.3%, to $19.9 million. The increase in revenue was principally attributable to higher engineering and development revenue from a naval infrared search and track program, increased volume for border security surveillance systems, power conversion equipment for the U.S. Navy and increased volume from a cable reset and refurbishment program. Our acquisition of WalkAbout contributed incremental (current quarter over corresponding prior-year quarter) revenues of $5.3 million to the three-months ended June 30, 2006. Largely offsetting our increases in revenues were decreased shipments of combat display workstations and surveillance tuners.

The increase in operating income for the three-months ended June 30, 2006, as compared to the corresponding period in the prior year, was driven primarily by the overall increase in revenues, as well as favorable margins on a certain nuclear control cabinet program and $0.2 million in incremental operating income from WalkAbout. Partially offsetting our overall higher operating income were lower margins in our intelligence businesses and on certain rugged computer systems being sold in the final phase of a multi-year contract at prices lower than previously.

SR Group   Revenues increased $45.0 million, or 30.4%, to $193.0 million for the three-months ended June 30, 2006, as compared with the corresponding prior-year period. Operating income increased $5.0 million, or 31.4%, to $20.7 million. The increase in revenues was primarily attributable to increased demand for embedded diagnostics, increased shipments of uncooled thermal weapons sights and higher sales volume from air combat training systems and ground-based target acquisition and missile control subsystems. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, unmanned threat emitter systems and infrared assemblies for an anti-tank missile system.

The increase in operating income for the three-months ended June 30, 2006, as compared with the corresponding period in the prior year was largely due to higher overall revenues.

S3 Group   The S3 Group, which consists of the operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues of $243.3 million and operating income of $24.7 million. The primary revenue and operating income drivers in the group were demand for equipment and services provided under the Rapid Response (R2) program, add-on commercial vehicle armor kits, heavy equipment transport refurbishment for the U.S. Army and mobile power generation and distribution equipment for the U.S. Air Force.

Other   The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(25,942)	$(14,546)
Net cash used in investing activities	$(20,684)	$(58,892)
Net cash provided by (used in) financing activities	$89,368	$(9,434)

Operating activities   During the three months ended June 30, 2006, we used $25.9 million of operating cash flow, $11.4 million more than the $14.5 million of operating cash flow used in the same period in the prior year. Net earnings increased $7.2 million to $21.3 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $12.6 million over the corresponding prior fiscal period, driven primarily by increased depreciation of fixed assets and amortization of the intangible assets related to our acquisition of ESSI, and increased share-based compensation due to the adoption of SFAS 123R.

Changes in assets and liabilities, net of effects from business combinations, used $71.8 million in cash for the three months ended June 30, 2006. Accounts payable used $30.9 million of cash during the period as payments required to build inventories exceeded related purchases. Accounts receivable used $20.9 million of cash as net billings exceeded collections. Inventories used $11.3 million of cash as inventories increased in certain of our electro-optical infrared sighting and targeting businesses, offset, in part, by decreased inventories within certain tactical computing businesses. Accrued expenses and other current liabilities used $11.6 million of cash. Net increases in both customer advances and net prepaid expenses and other current assets generated $9.6 million and used $6.3 million in cash, respectively.

Investing activities   We paid $13.1 million for capital improvements during the three-months ended June 30, 2006, as compared with $6.3 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $50.0 million to $60.0 million in fiscal 2007, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations, net of cash acquired, totaled $7.7 million driven by $7.1 million of additional consideration paid to satisfy an earn-out obligation related to our acquisition of DKD, Inc. (now operating as a component of DRS Sensors & Targeting Systems, Inc.), and $0.6 million in ESSI acquisition-related payments.

Financing activities   For the three months ended June 30, 2006, financing activities generated $89.4 million in cash. Net borrowings on our revolving line of credit were $89.0 million. We also received $0.9 million from the exercise of stock options and paid $1.2 million in cash dividends.

Simultaneously with the closing of our acquisition of ESSI, on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of our non-guarantor subsidiaries’ capital stock.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of June 30, 2006, $47.5 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of June 30, 2006, were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At June 30, 2006 approximately $38.3 million and $0.4 million in letters of credit and bank guarantees, respectively, are due within one year. At June 30, 2006, we had $224.8 million of availability under our revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The proceeds of the loan were utilized to permit repatriation of certain amounts from Canada to the U.S. which were subject to more favorable tax treatment under the Jobs Act. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. We are subject to the same financial covenants under the DRS Canada loan, as we are under the Credit Facility, and DRS Canada is subject to other non-financial covenants that are similar to those described for the Credit Facility.

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). The net proceeds of the October 2003 Notes, together with a portion of our available cash and initial borrowings under the then existing credit facility, were used to fund the acquisition of Integrated Defense Technologies, Inc. (IDT), repay certain of DRS’s and IDT’s outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes.

On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 2013 (December 2004 Notes). The December 2004 Notes were offered as additional debt securities under the Company’s indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes.

On January 31, 2006, in connection with the acquisition of ESSI, we issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, we sold an additional $45.0 million of Convertible Notes pursuant to an overallotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of the

Company’s available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI’s outstanding indebtedness, and pay related fees and expenses. The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, other than trade payables and is pari passu with the 6 7/8% senior subordinated notes.

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

Accrued interest expense at June 30, 2006 and March 31, 2006 was approximately $29.6 million and $27.3 million, respectively.

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

Equity   On May 12, 2006, the Board of Directors declared a $0.03 per common share cash dividend, which was paid on June 30, 2006 to stockholders of record as of June 15, 2006. On August 3, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 29, 2006 to stockholders of record as of September 15, 2006.

Free Cash Flow   Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended June 30, 2006 was a deficit of $39.0 million, or $18.1 million less than the deficit of $20.9 million of free cash flow in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

EBITDA   Earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended June 30, 2006 was $83.6 million, or $38.7 million greater than the $44.9 million of EBITDA in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

Off-Balance Sheet Financing Arrangements   We have not entered into any off-balance sheet financing arrangements.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended March 31, 2006 have not materially changed since we filed that report.

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions may not be indicative of future results. Backlog at June 30, 2006 was $2.56 billion, as compared with $2.40 billion at March 31, 2006. We booked $782.1 million in new orders for the three-month period ended June 30, 2006.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended June 30, 2006 and 2005 were $11.0 million and $9.2 million, respectively.

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

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net earnings	$21,258	$14,018
Income taxes	13,510	10,151
Interest income	(176)	(1,877)
Interest and related expenses	29,902	12,211
Depreciation and amortization	19,125	10,417
EBITDA(A)	83,619	44,920
Income taxes	(13,510)	(10,151)
Interest income	176	1,877
Interest and related expenses	(29,902)	(12,211)
Deferred income taxes	460	(522)
Changes in assets and liabilities, net of effects from business combinations	(71,798)	(40,599)
Other, net	5,013	2,140
Net cash used in operating activities	(25,942)	(14,546)
Capital expenditures	(13,080)	(6,336)
Free cash flow deficit(B)	$(39,022)	$(20,882)

(A)       We define EBITDA as net earnings before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash (used in) provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because

EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

(B)        Free cash flow is defined as net cash (used in) provided by operating activities less capital expenditures. We disclose free cash flow (deficit) because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash (used in) provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments, and it does not reflect cash flows of discontinued operations. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt and that we will be able to finance any new acquisitions we make by raising new debt or equity capital. We also use free cash flow as a performance measure as a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market Risk

See Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for a discussion of the Company’s exposure to market risks.

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

(b)          Internal Control Over Financial Reporting. The addition of the business units added through the acquisition of ESSI on January 31, 2006, resulted in a material change in internal control over financial reporting. The acquired ESSI business units utilize separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting as we integrate the acquired ESSI business units, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

We are party to various legal actions and claims arising in the ordinary course of our business. In our opinion, we have adequate legal defenses for each of the actions and claims.

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals totaling $4.4 million and $4.3 million at June 30, 2006 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although the ultimate amount of liability at June 30, 2006 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations for a particular reporting period.

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

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS.  As part of its investigation, the SEC has issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents. Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised us that ESSI is not a target. Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney’s office has further advised us that it considers DRS to be a witness, not a subject or target of its investigation.

We are committed to full cooperation with regard to the foregoing investigations. We are unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, which the investigations could have on us. A finding that ESSI had “backdated” option grants could result in tax authorities disallowing all or part of related compensation deductions taken on ESSI’s previous income tax returns.

Item 1.A.             Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.                        Exhibits

(a)   Exhibits

Exhibit No.	Description
10.1*	DRS Technologies, Inc. 2006 Omnibus Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Date: August 9, 2006	/s/ Richard A. Schneider
Richard A. Schneider
Chief Financial Officer