Form 10-Q
period 2006-09-30
DRS TECHNOLOGIES INC
filed 2006-11-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock - $0.01 par value	40,262,002

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per-share data)
(Unaudited)

	September 30,	March 31,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$34,862	$1,293
Accounts receivable, net of allowance for doubtful accounts of $1,714 and $1,668 as of September 30, 2006 and March 31, 2006, respectively	505,865	432,678
Inventories, net	327,105	331,206
Prepaid expenses, deferred income taxes and other current assets	116,514	135,613
Total current assets	984,346	900,790
Property, plant and equipment, less accumulated depreciation of $160,368 and $138,324 at September 30, 2006 and March 31, 2006, respectively	223,479	220,506
Acquired intangible assets, net	215,698	231,139
Goodwill	2,624,514	2,608,068
Deferred income taxes and other noncurrent assets	59,354	58,616
Total assets	$4,107,391	$4,019,119
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$5,278	$4,622
Accounts payable	222,298	224,673
Accrued expenses and other current liabilities	463,473	471,068
Total current liabilities	691,049	700,363
Long-term debt, excluding current installments	1,866,438	1,828,771
Other liabilities	144,782	138,405
Total liabilities	2,702,269	2,667,539
Commitments and contingencies
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares none issued at September 30, 2006 and March 31, 2006	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; issued 40,168,182 and 39,912,541 shares at September 30, 2006 and March 31, 2006, respectively	402	399
Additional paid-in capital	1,077,142	1,076,786
Retained earnings	321,789	277,706
Accumulated other comprehensive earnings	5,789	3,885
Unamortized stock compensation	—	(7,196)
Total stockholders’ equity	1,405,122	1,351,580
Total liabilities and stockholders’ equity	$4,107,391	$4,019,119

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Products sales	$512,597	$330,840	$988,488	$636,823
Services	198,941	31,090	353,315	63,566
Total revenues	711,538	361,930	1,341,803	700,389
Costs and expenses	639,650	323,353	1,204,930	626,754
Operating income	71,888	38,577	136,873	73,635
Interest income	322	2,068	498	3,945
Interest and related expenses	30,619	12,290	60,521	24,501
Other expense, net	54	337	72	312
Earnings before non-controlling interest and income taxes	41,537	28,018	76,778	52,767
Non-controlling interest	485	502	958	1,082
Earnings before income taxes	41,052	27,516	75,820	51,685
Income taxes	15,821	8,562	29,331	18,713
Net earnings	$25,231	$18,954	$46,489	$32,972
Net earnings per share of common stock:
Basic earnings per share:	$0.64	$0.68	$1.17	$1.20
Diluted earnings per share:	$0.62	$0.66	$1.14	$1.15
Dividends per common share	$0.03	$0.03	$0.06	$0.06

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net Earnings	$46,489	$32,972
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	38,363	20,941
Share-based compensation	6,050	1,104
Deferred income taxes	4,083	(498)
Inventory reserve and provision for doubtful accounts	451	1,455
Amortization and write-off of deferred financing fees	2,946	1,904
Other, net	(136)	(749)
Changes in assets and liabilities, net of effects from business combinations:
(Increase) decrease in accounts receivable	(71,820)	4,523
Increase in inventories	(12,211)	(15,720)
Decrease (increase) in prepaid expenses and other current assets	21,524	(480)
(Decrease) increase in accounts payable	(2,673)	8,653
Decrease in accrued expenses and other current liabilities	(24,333)	(23,553)
Increase in customer advances	23,587	4,054
Decrease in pension and postretirement benefit liabilities	1,007	(228)
Other, net	(998)	611
Net cash provided by operating activities	32,329	34,989
Cash Flows from Investing Activities
Capital expenditures	(27,218)	(16,254)
Payments pursuant to business combinations, net of cash acquired	(9,255)	(52,549)
Disposition of property, plant and equipment	335	909
Other, net	60	(69)
Net cash used in investing activities	(36,078)	(67,963)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	—	(1,986)
Debt issuance costs	—	(191)
Borrowings of long-term debt	40,467	—
Repayment of long-term debt	(2,173)	(21,355)
Excess tax benefit realized from share-based payment arrangements	97	—
Proceeds from stock option exercises	1,304	7,737
Dividends paid	(2,405)	(1,664)
Other	245	—
Net cash provided by (used in) financing activities	37,535	(17,459)
Effect of exchange rates on cash and cash equivalents	(217)	835
Net increase (decrease) in cash and cash equivalents	33,569	(49,598)
Cash and cash equivalents, beginning of period	1,293	306,852
Cash and cash equivalents, end of period	$34,862	$257,254

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Description of Business

DRS Technologies, Inc. its wholly-owned and majority-owned subsidiaries and a partnership of which DRS owns an 80% controlling interest (hereinafter, DRS or the Company) is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters. The Company also provides support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, and certain foreign militaries, homeland security forces and selected government and intelligence agencies.

At September 30, 2006, the Company operated in three principal operating segments on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. At September 30, 2006, DRS’s segments were: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance & Reconnaissance (SR) Group and the Sustainment Systems & Services (S3) Group. All other operations, primarily our Corporate Headquarters, were grouped in Other. On October 2, 2006, the Company implemented a new organization structure, that realigned its three operating segments into four operating segments (See Note 18).

2.   Basis of Presentation

The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and a controlling interest in a partnership of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2006, the results of its operations for the three- and six-month periods ended September 30, 2006 and 2005, and its cash flows for the six-month periods ended September 30, 2006 and 2005. The results of operations and cash flows for the interim periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2006, included in the Company’s filing on Form 10-K for the year ended March 31, 2006.

The fiscal year-end consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

3.   ESSI Acquisition

On January 31, 2006, DRS completed its acquisition of Engineered Support Systems, Inc. (ESSI) for $1.93 billion in cash and DRS common stock. In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, with the ESSI operating units initially forming DRS’s third operating segment—the S3 Group (See Note 18). ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The results of ESSI have been included in our financial statements since the date of acquisition.

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded a $5.7 million liability in the preliminary purchase price allocation in connection with a plan to involuntarily terminate approximately 190 employees of ESSI, as well as exit certain leased facilities. The Company anticipates finalizing its plans in the third quarter of fiscal 2007 with the payments being substantially complete by the fourth quarter of fiscal 2007.

	Balance at	Six Months Ended		Balance at
	March 31,	September 30, 2006		September 30,
	2006	Additions	Payments	2006
	(in thousands)
Employee severance and termination benefits	$5,129	$—	$(3,750)	$1,379
Facility and other exit costs	—	554	—	554
Total	$5,129	$554	$(3,750)	$1,933

The Company is in the process of finalizing a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation; thus, the preliminary allocation of purchase price will change, and such change could be material to the consolidated balance sheet. Our preliminary purchase price allocation as of September 30, 2006 has not changed materially from the allocation included in Note 2 to the Company’s consolidated financial statements for the fiscal year ended March 31, 2006 (see Note 6). The Company anticipates completing the purchase price allocation in the third quarter of fiscal 2007.

4.   Share-Based Compensation

Adoption of SFAS 123R   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize compensation cost in an amount equal to the fair value of share-based awards expected to vest.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

On April 1, 2006, DRS adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that were outstanding as of April 1, 2006. Results for prior periods have not been restated. The Company previously accounted for share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to adopting SFAS 123R, no share-based compensation cost was reflected in net income for stock options, as stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted stock and restricted stock units (collectively “non-vested stock”) was recorded based on the closing market value on the last trading day prior to the date of grant and forfeitures were accounted for as they occurred. Compensation cost for non-vested stock was charged to unamortized stock compensation in Stockholders’ equity and amortized to expense over the requisite vesting periods. With the adoption of SFAS 123R on April 1, 2006, unamortized stock compensation relating to previous grants of non-vested stock of $7.2 million was credited to additional paid-in capital and forfeitures of non-vested stock are estimated at the date of grant and adjusted as circumstances warrant. Additionally, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized as compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather continue to be presented as operating cash flows.

The adoption of SFAS 123R resulted in a non-cash credit to Other income (expense), net, for the cumulative effect of a change in accounting principle of $0.2 million related to the recognition of estimated forfeitures on non-vested stock, which was recorded in the three-month period ended June 30, 2006. The cumulative effect credit is immaterial for purposes of separate presentation on the Consolidated Statement of Earnings.

As a result of the application of SFAS 123R in the three- and six-month periods ended September 30, 2006, we recorded total share-based costs related to stock options and non-vested stock of $3.4 million and $6.1 million, respectively. Such amount was recognized in the consolidated financial statements as follows:

Amounts recognized in the financial statements for share-based compensation are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Total cost of share-based payment plans	$3,406	$859	$6,050	$1,104
Amounts capitalized in inventory	$1,442	$859	$2,272	$1,104
Amounts charged against income for amounts previously capitalized in inventory	$830	$245	$1,790	$410
Amounts charged against income before income tax benefit	$2,794	$245	$5,568	$410

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As a result of applying SFAS 123R to the Company’s stock options, the Company’s earnings before income taxes and net earnings for the three months ended September 30, 2006 were $2.0 million and $1.2 million lower, respectively, and for the six months ended September 30, 2006 were $3.8 million and $2.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.67 per share and $0.65 per share, respectively, and for the six months ended September 30, 2006 would have been $1.23 per share and $1.20 per share, respectively, if the Company had not adopted SFAS 123R. Reported amounts for the three months ended September 30, 2006 were $0.64 per basic share and $0.62 per diluted share, and for the six months ended September 30, 2006 were $1.17 per basic share and $1.14 per diluted share.

Prior Period Pro Forma Information   Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and its related interpretations. Compensation expense for stock options granted to an employee or director was recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equaled or exceeded the quoted market price of DRS common stock at the date of grant, the Company did not recognize compensation expense. Compensation cost for nonvested stock was recorded based on the market value of DRS common stock on the date of grant.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share for the three- and six-month periods ended September 30, 2005, that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. Option forfeitures were accounted for as they occurred and no amount of stock option expense was capitalized into inventory or other assets, but instead were considered period expenses.

	Three Months	Six Months
	Ended September 30,	Ended September 30,
	2005	2005
	(in thousands, except per-share data)
Net earnings, as reported	$18,954	$32,972
Add: Stock-based compensation expense included in reported net earnings, net of taxes	519	667
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(2,832)	(4,259)
Pro forma net earnings	$16,641	$29,380
Earnings per share:
Basic—as reported	$0.68	$1.20
Basic—pro forma	$0.60	$1.07
Diluted—as reported	$0.66	$1.15
Diluted—pro forma	$0.58	$1.03

Share-based Compensation Plans   On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (1996 Plan). Under the terms of the Omnibus Plan, which expired on June 16, 2006, options could be granted to key employees, directors and consultants of the Company. The 1996 Plan initially was limited to 500,000 shares of DRS common stock and was ultimately increased, with stockholder approval, to 5,875,000 shares of DRS common stock. Awards under the 1996 Plan were at the discretion of the Executive Compensation Committee and could be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, phantom stock, stock bonuses and other awards. The Company has historically utilized newly issued shares of DRS common stock to satisfy its equity-based compensation awards.

On August 3, 2006, the stockholders approved the 2006 Omnibus Plan (2006 Plan) which has similar terms to that of the 1996 Omnibus Plan. The 2006 Omnibus Plan provides for the issuance of up to 4.0 million shares of DRS common stock.

Stock Options   Unless the Executive Compensation Committee expressly provides otherwise, options granted under the Omnibus Plan have a contractual term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. On July 6, 2005, the Company granted 209,500 stock options that

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

fully vested on March 31, 2006. In accordance with the July 6, 2005 stock option grant, recipients are required to hold any shares acquired upon exercise of the options prior to March 31, 2008 (net of any shares sold or withheld to pay the exercise price and any applicable statutory minimum federal, state and local tax requirements) for a period of one year following the date of exercise. The Company’s decision to modify its traditional vesting terms for the July 6, 2005 stock option grant was made pursuant to management’s evaluation of the Company’s overall incentive compensation strategy. As a part of the evaluation, management considered the amount of compensation expense that would otherwise have been recognized in the Company’s results of operations in future periods under SFAS 123R. The July 6, 2005 stock option grant had a $4.8 million impact on the Company’s fiscal 2006 pro forma pre-tax compensation expense.

During fiscal 1999, the Compensation Committee of Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the 1996 Plan at exercise prices in excess of the market price on the date of grant. The options expire in fiscal 2009.

The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in “book entry” form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company’s diluted earnings per share calculations for the three- and six-month periods ended September 30, 2006 and 2005.

The following table summarize information regarding the Company’s stock option activity and amounts as of and for the six-month period ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at March 31, 2006	2,913,358	$29.08
Granted	227,172	$49.53
Exercised	(42,956)	$30.37
Forfeited/cancelled	(60,784)	$33.75
Outstanding at September 30, 2006	3,036,790	$30.50	6.3	$42,887
Vested and expected to vest at September 30, 2006 (1)	3,006,744	$30.43	6.2	$42,647
Exercisable at September 30, 2006	1,949,469	$27.26	5.3	$33,561

(1)          Represents outstanding options reduced by expected forfeitures.

The aggregate intrinsic value, disclosed in the table’s above, represent the difference between DRS’s closing stock price on the last trading day of the second quarter (September 30, 2006) and the exercise price, multiplied by the number of in-the-money stock options outstanding.

The total intrinsic value of stock options exercised, based on the difference between DRS’s stock price at the time of exercise and the related exercise price, during the six months ended September 30, 2006 and 2005, was $0.8 million and $11.3 million, respectively. Total compensation expense related to stock options was $2.0 million and $3.8 million, for the three- and six-month periods ended September 30, 2006,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

respectively. At September 30, 2006, unrecognized compensation costs related to stock options was $12.0 million ($7.2 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.4 years.

The estimated weighted average grant date fair value of each stock option awarded was $22.22 and $21.56 for the three-and six-month periods ended September 30, 2006, respectively, and $23.51 for the three-and six-month periods ended September 30, 2005.

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

Six Months Ended September 30,
2006
Expected holding period (in years)	5.7
Expected volatility	39.04%
Expected dividend yield	0.24%
Risk-free interest rate	4.95%
Weighted-average fair value of options granted	$21.56

Restricted Stock and Restricted Stock Units   Restricted stock awards are granted to certain employees, as permitted under the 2006 Plan in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock cliff vests three years from the date of grant. Restricted stock units are granted in the name of the employee; however, the participant has no

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates (excluding expected forfeitures), is recognized over the vesting periods.

Compensation cost for non-vested stock for the three months ended September 30, 2006 and 2005 was $1.4 million and $0.9 million, respectively, and $2.3 million and $1.1 million for the six months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock awards was $16.1 million and that amount is expected to be recognized over a weighted average remaining period of 2.4 years.

The following table details the activity in non-vested stock awards for the six months ended September 30, 2006.

	Six Months Ended September 30, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—Balance at March 31, 2006	281,590	$40.81
Granted	241,872	$49.91
Vested	—	$—
Forfeited/cancelled	(20,295)	$48.26
Nonvested—Balance at September 30, 2006	503,167	$45.10

5.   Inventories

Inventories are summarized as follows:

	September 30,	March 31,
	2006	2006
	(in thousands)
Work-in-process	$411,339	$368,991
General and administrative costs	65,223	63,836
Raw material and finished goods	43,696	66,706
	520,258	499,533
Less: Progress payments and certain customer advances	183,941	158,967
Inventory reserve	9,212	9,360
Total	$327,105	$331,206

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Balance in inventory at beginning of period	$65,447	$47,509	$63,836	$47,365
Add: Incurred costs	106,305	52,095	175,061	105,273
Less: Amounts included in costs and expenses	(106,529)	(48,791)	(173,674)	(101,825)
Balance in inventory at end of period	$65,223	$50,813	$65,223	$50,813

Total expenditures for IRAD amounted to approximately $14.3 million and $11.5 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $25.3 million and $20.7 million, respectively, for the six-month periods then ended.

6.   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of September 30, 2006 and March 31, 2006. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of September 30, 2006
Technology-based intangibles	18 years	$47,861	$(15,540)	$32,321
Customer-related intangibles	11 years	217,215	(33,838)	183,377
Total		$265,076	$(49,378)	$215,698
As of March 31, 2006
Technology-based intangibles	18 years	$47,861	$(14,100)	$33,761
Customer-related intangibles	11 years	217,190	(19,812)	197,378
Total		$265,051	$(33,912)	$231,139

The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2006 and 2005 was $7.7 million and $2.1 million, respectively, and for the six-month periods ended September 30, 2006 and 2005 was $15.5 million and $4.2 million, respectively. The acquired intangible amortization expense, based on gross carrying amounts at September 30, 2006, is estimated to be $30.7 million for fiscal 2007, $30.6 million per year for fiscal 2008, $29.6 million for fiscal 2009, $28.8 million for fiscal 2010 and $25.7 million for fiscal 2011.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2006 to September 30, 2006.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	C4I Group	SR Group	S3 Group	Total
	(in thousands)
Balance as of March 31, 2006	$472,230	$354,809	$1,781,029	$2,608,068
ESSI acquisition (see Note 15)	—	—	14,547	14,547
Codem acquisition earn-out	838	—	—	838
WalkAbout acquisition earn-out	226	—	—	226
Night Vision Equipment earn-out	—	1,047	—	1,047
Transfer of operating unit (A)	(4,929)	—	4,929	—
Other adjustments	(1,921)	—	—	(1,921)
Foreign currency translation adjustment	1,643	—	66	1,709
Balance as of September 30, 2006	$468,087	$355,856	$1,800,571	$2,624,514

(A)       On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Group, was consolidated into an operating unit of the S3 Group to achieve certain operating synergies. For the three- and six-month periods ended September 30, 2005, the TSI operating unit recorded $5.1 million and $10.4 million in revenues, respectively, and $0.1 million and $0.4 million of operating income, respectively, and had $10.7 million of assets at September 30, 2005, which was considered immaterial for purposes of restating prior year goodwill balances and segment information for both the C4I Group and the S3 Group.

7. Product Warranties

Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the six months ended September 30, 2006 and 2005, which are included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2006	2005
	(in thousands)
Balance at beginning of period	$29,869	$21,839
Acquisitions during the period	—	360
Accruals for product warranties issued during the period	9,217	4,593
Settlements made during the period	(8,219)	(5,273)
Other	126	46
Balance at end of the period	$30,993	$21,565

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

8. Debt

	September 30,2006	March 31, 2006
	(in thousands)
Credit Facility
Revolving line of credit	$80,000	$40,000
Term Loan	273,625	275,000
Canadian Term Loan	9,798	9,853
6 5/8% Senior Notes due 2016	350,000	350,000
2.00% Convertible Senior Notes due 2026	345,000	345,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
Unamortized bond premium on 6 7/8% Senior Subordinated Notes	8,019	8,585
Other obligations	5,274	4,955
	1,871,716	1,833,393
Less:
Current installments of long-term debt	5,278	4,622
Total long-term debt	$1,866,438	$1,828,771

The weighted average interest rate on the Company’s term loan borrowings was 6.9% as of September 30, 2006 (6.3% as of March 31, 2006). The weighted average interest rate under the revolving line of credit borrowings was 6.8% at September 30, 2006 (6.2% as of March 31, 2006).

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of September 30, 2006, $44.9 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of September 30, 2006, were issued under a previous credit agreement and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit. At September 30, 2006, the Company had $276.4 million of availability under its revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.0% as of September 30, 2006 (5.5% as of March 31, 2006). The carrying value of the Canadian term loan increased $0.5 million during the six months ended September 30, 2006, as a result of the strengthening of the Canadian dollar compared to the U.S. dollar during that period.

Accrued interest expense at September 30, 2006 and March 31, 2006 was $25.9 million and $27.3 million, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$25,231	$18,954	$46,489	$32,972
Weighted average common shares outstanding	39,684	27,676	39,674	27,578
Basic earnings per share	$0.64	$0.68	$1.17	$1.20
Diluted EPS computation
Net earnings	$25,231	$18,954	$46,489	$32,972
Diluted common shares outstanding
Weighted average common shares outstanding	39,684	27,676	39,674	27,578
Stock options and restricted stock	826	1,041	967	982
Diluted common shares outstanding	40,510	28,717	40,641	28,560
Diluted earnings per share	$0.62	$0.66	$1.14	$1.15

At September 30, 2006 and 2005, there were 454,108 options and 22,500 options outstanding, respectively, that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS. For the three- and six-month periods ended September 30, 2006, DRS’s 2% Convertible Senior Notes had no impact on EPS because the average stock price during the period was below $59.70 per share, and the convertible notes, if converted, would require only cash at settlement.

10. Comprehensive Earnings

The components of comprehensive earnings for the three- and six-month periods ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net earnings	$25,231	$18,954	$46,489	$32,972
Other comprehensive earnings:
Foreign currency translation adjustments	139	2,157	2,581	845
Minimum pension liability, net of income tax	(59)	—	(657)	—
Unrealized net gains on hedging instruments arising during the period, net of income tax	(20)	—	(20)	—
Amortization of unrealized gain on terminated instruments, net of income taxes	—	(46)	—	(92)
Comprehensive earnings	$25,291	$21,065	$48,393	$33,725

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

11. Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three- and six-month periods ended September 30, 2006 and 2005. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Service cost	$1,834	$988	$146	$150	$143	$136
Interest cost	3,243	1,511	320	241	318	279
Expected return on plan assets	(3,490)	(1,769)	(56)	(42)	—	—
Amortization of unrecognized loss (gain)	117	43	(8)	(2)	47	42
Amortization of transition obligation	—	—	28	27	—	—
Amortization of unrecognized prior-service cost	39	2	(6)	—	194	194
Net periodic benefit cost	$1,743	$775	$424	$374	$702	$651

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Service cost	$3,668	$1,976	$292	$299	$286	$272
Interest cost	6,486	3,021	640	482	636	558
Expected return on plan assets	(6,980)	(3,539)	(112)	(84)	—	—
Amortization of unrecognized loss (gain)	234	86	(16)	(5)	94	84
Amortization of transition obligation	—	—	56	54	—	—
Amortization of unrecognized prior-service cost	78	5	(12)	—	388	389
Net periodic benefit cost	$3,486	$1,549	$848	$746	$1,404	$1,303

The Company expects to contribute $7.9 million and $2.3 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2007, of which $3.5 million and $1.2 million, were contributed during the six-month period ended September 30, 2006.

12. Operating Segments

The following information is presented in the operating structure that was in effect at September 30, 2006.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	C4I Group	SR Group	S3 Group	Other	Total
	(in thousands)
Three Months Ended September 30, 2006
Total revenues	$196,688	$225,885	$292,118	$—	$714,691
Intersegment revenues	(1,730)	(738)	(685)	—	(3,153)
External revenues	$194,958	$225,147	$291,433	$—	$711,538
Operating income	$22,551	$22,990	$25,045	$1,302	$71,888
Total assets	$859,166	$796,134	$2,314,636	$137,455	$4,107,391
Depreciation and amortization	$3,971	$6,141	$7,883	$1,243	$19,238
Capital expenditures	$6,493	$4,591	$2,540	$514	$14,138
Three Months Ended September 30, 2005
Total revenues	$194,849	$167,757	$—	$—	$362,606
Intersegment revenues	(429)	(247)	—	—	(676)
External revenues	$194,420	$167,510	$—	$—	$361,930
Operating income (loss)	$19,719	$21,077	$—	$(2,219)	$38,577
Total assets	$854,658	$715,899	$—	$301,411	$1,871,968
Depreciation and amortization	$3,656	$5,916	$—	$952	$10,524
Capital expenditures	$3,570	$4,692	$—	$1,656	$9,918
Six Months Ended September 30, 2006
Total revenues	$392,407	$419,317	$535,805	$—	$1,347,529
Intersegment revenues	(3,457)	(1,212)	(1,057)	—	(5,726)
External revenues	$388,950	$418,105	$534,748	$—	$1,341,803
Operating income	$42,488	$43,739	$49,731	$915	$136,873
Total assets	$859,166	$796,134	$2,314,636	$137,455	$4,107,391
Depreciation and amortization	$7,712	$12,439	$15,669	$2,543	$38,363
Capital expenditures	$11,709	$8,000	$4,886	$2,623	$27,218
Six Months Ended September 30, 2005
Total revenues	$385,878	$316,281	$—	$—	$702,159
Intersegment revenues	(968)	(802)	—	—	(1,770)
External revenues	$384,910	$315,479	$—	$—	$700,389
Operating income (loss)	$39,207	$36,865	$—	$(2,437)	$73,635
Total assets	$854,658	$715,899	$—	$301,411	$1,871,968
Depreciation and amortization	$7,092	$11,990	$—	$1,859	$20,941
Capital expenditures	$5,873	$8,110	$—	$2,271	$16,254

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

13. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2006	2005
	(in thousands)
Cash paid for:
Income taxes	$29,038	$20,742
Interest	$59,452	$21,411	*
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition costs for business combinations, net	$—	$202
Acquisition earn-out—Night Vision Systems, Inc.	$1,047	$—
Acquisition earn-out—WalkAbout	$226	$—
Contribution of fixed assets to joint venture	$1,000	$—

*                    Excludes the advanced interest of $2.0 million that was repaid in conjunction with the semi-annual interest payments on the 6 7/8% senior subordinated notes. See Note 8 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

14. Cash Dividends on DRS Common Stock

On August 3, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 29, 2006 to stockholders of record as of September 15, 2006. Cash dividends paid for the three-and six-month periods ended September 30, 2006 were  $1.2 million and $2.4 million, respectively. On November 2, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 29, 2006 to stockholders of record as of December 15, 2006.

15. Contingencies and Related Party Transactions

Contingencies—Various legal actions, claims, assessments and other contingencies arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $4.4 million and $4.3 million at September 30, 2006 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on the Company’s ongoing analysis of various factual, legal and equitable considerations it has recorded an accrual of $11.8 million against goodwill reflecting the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although the ultimate amount of liability at September 30, 2006 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations and/or cash flows from operating activities for a particular reporting period.

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

In December 2005 and August 2006, the PRPs and NPS met to discuss the technical merits of the alternative EE/CA and ways to resolve certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. Since late 2005, the parties have also discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a settlement agreement that would memorialize the parties’ intent. The potential liability associated with implementation of the EE/CA can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. On November 14, 2005, ESSI was informed by the Enforcement Division of the SEC that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI, had been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003. A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them. ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI continues to furnish.

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

In September 2006, ESSI was advised that the Internal Revenue Service was commencing an audit of its Federal tax return for the fiscal year ended October 31, 2004. In connection therewith, ESSI received an information document request (“IDR”) asking for specific information relating to stock option deductions provided therein. The Company is cooperating with this process.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The Company has recorded an accrual against goodwill to reflect the likely disallowance of certain compensation deductions taken on several of ESSI’s previous State and Federal income tax returns. Principally, this adjustment was made to account for Internal Revenue Code Section 162(m) and its limitations on the deductibility of certain non-performance based compensation.

In July 2006, DRS and one of our subsidiaries, DRS Training and Control Systems, Inc. (“TCS”) were each issued a subpoena by the United States District Court for the Northern District of Florida (“Florida District Court”).

The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”) and require TCS to produce certain documents related to an investigation we believe involves allegations of anticompetitive activity in certain international markets.

In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoenas. We have commenced an internal investigation regarding this matter, which we expect to continue through the conclusion of the DOJ’s investigatory process.

Related Party Transactions   The Company currently leases a building in Oakland, New Jersey, owned by LDR Realty Co., a partnership that was wholly owned in equal amounts by David E. Gross, DRS’s cofounder and the former President and Chief Technical Officer, and the late Leonard Newman, DRS’s cofounder, the former Chairman of the Board, Chief Executive Officer, and Secretary and the father of Mark S. Newman, the Company’s current Chairman of the Board, President and Chief Executive Officer. The lease agreement with a monthly rental of $21,200 expires on April 30, 2007. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to the Company during the six months ended September 30, 2006 and 2005. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the six months ended September 30, 2006 and 2005 were $2.8 million and $0.8 million, respectively.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provided legal services to the Company during the six months ended September 30, 2005. The Company paid fees to Kronish Lieb Weiner & Hellman LLP of $0.2 million for the six months ended September 30, 2005.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of September 30, 2006 and March 31, 2006, the Condensed Consolidating Statements of Earnings for the three- and six-month periods ended September 30, 2006 and 2005, and the Condensed Consolidating Statements of Cash Flows for the six months ended September 30, 2006 and 2005 presents:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39,208	$(14,486)	$10,140	$—	$34,862
Accounts receivable, net	4	473,334	32,527	—	505,865
Inventories, net	(4,238)	288,922	42,421	—	327,105
Prepaid expenses and other current assets	6,837	104,172	12,771	(7,266)	116,514
Intercompany receivables	2,038,511	—	24,115	(2,062,626)	—
Total current assets	2,080,322	851,942	121,974	(2,069,892)	984,346
Property, plant and equipment, net	14,017	201,411	8,051	—	223,479
Acquired intangibles, net	—	214,995	703	—	215,698
Goodwill	24,115	2,560,073	40,326	—	2,624,514
Deferred income taxes and other noncurrent assets	53,017	8,114	10,277	(12,054)	59,354
Investment in subsidiaries	1,147,206	46,642	—	(1,193,848)	—
Total assets	$3,318,677	$3,883,177	$181,331	$(3,275,794)	$4,107,391
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$224	$2,304	$—	$5,278
Accounts payable	5,404	203,204	13,690	—	222,298
Accrued expenses and other current liabilities	48,560	390,187	31,950	(7,224)	463,473
Intercompany payables	—	1,620,001	25,482	(1,645,483)	—
Total current liabilities	56,714	2,213,616	73,426	(1,652,707)	691,049
Long-term debt, excluding current installments	1,853,894	3,329	9,215	—	1,866,438
Other liabilities	2,947	130,175	23,715	(12,055)	144,782
Total liabilities	1,913,555	2,347,120	106,356	(1,664,762)	2,702,269
Total stockholders’ equity	1,405,122	1,536,057	74,975	(1,611,032)	1,405,122
Total liabilities and stockholders’ equity	$3,318,677	$3,883,177	$181,331	$(3,275,794)	$4,107,391

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,905	$(19,520)	$4,908	$—	$1,293
Accounts receivable, net	5	401,958	30,715	—	432,678
Inventories, net	—	282,109	49,109	(12)	331,206
Prepaid expenses and other current assets	10,525	123,684	9,962	(8,558)	135,613
Intercompany receivables	1,976,809	—	24,115	(2,000,924)	—
Total current assets	2,003,244	788,231	118,809	(2,009,494)	900,790
Property, plant and equipment, net	13,937	198,656	7,913	—	220,506
Acquired intangibles, net	—	231,139	—	—	231,139
Goodwill	24,115	2,547,436	36,517	—	2,608,068
Deferred income taxes and other noncurrent assets	54,234	7,443	10,420	(13,481)	58,616
Investment in subsidiaries	1,140,066	46,635	—	(1,186,701)	—
Total assets	$3,235,596	$3,819,540	$173,659	$(3,209,676)	$4,019,119
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$194	$1,678	$—	$4,622
Accounts payable	9,701	186,530	28,442	—	224,673
Accrued expenses and other current liabilities	53,401	404,080	22,151	(8,564)	471,068
Intercompany payables	—	1,670,055	22,098	(1,692,153)	—
Total current liabilities	65,852	2,260,859	74,369	(1,700,717)	700,363
Long-term debt, excluding current installments	1,815,835	3,432	9,504	—	1,828,771
Other liabilities	2,329	127,026	22,532	(13,482)	138,405
Total liabilities	1,884,016	2,391,317	106,405	(1,714,199)	2,667,539
Total stockholders’ equity	1,351,580	1,428,223	67,254	(1,495,477)	1,351,580
Total liabilities and stockholders’ equity	$3,235,596	$3,819,540	$173,659	$(3,209,676)	$4,019,119

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings

Three Months Ended September 30, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$654,138	$61,175	$(3,775)	$711,538
Cost and expenses	(1,303)	589,017	55,709	(3,773)	639,650
Operating income	1,303	65,121	5,466	(2)	71,888
Interest income	266	31	25	—	322
Interest and related expense	30,367	92	160	—	30,619
Other income (expense), net	28	(24)	(61)	3	(54)
Management fees	730	(685)	(45)	—	—
Royalties	623	—	(623)	—	—
Intercompany interest	24,931	(24,823)	(108)	—	—
Earnings before non-controlling interest and income taxes	(2,486)	39,528	4,494	1	41,537
Non-controlling interest	—	—	485	—	485
Earnings before income taxes	(2,486)	39,528	4,009	1	41,052
Income taxes	(958)	15,230	1,548	1	15,821
Earnings from subsidiary entities	26,759	—	—	(26,759)	—
Net earnings	$25,231	$24,298	$2,461	$(26,759)	$25,231

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$314,654	$52,482	$(5,206)	$361,930
Cost and expenses	2,218	278,548	47,779	(5,192)	323,353
Operating income	(2,218)	36,106	4,703	(14)	38,577
Interest income	1,970	19	79	—	2,068
Interest and related expense	12,248	45	(3)	—	12,290
Other income (expense), net	23	57	(426)	9	(337)
Management fees	533	(492)	(41)	—	—
Royalties	507	—	(507)	—	—
Intercompany interest	7,070	(7,306)	236	—	—
Earnings before non-controlling	(4,363)	28,339	4,047	(5)	28,018
interest and income taxes					—
Non-controlling interest	—	—	502	—	502
Earnings before income taxes	(4,363)	28,339	3,545	(5)	27,516
Income taxes	(1,386)	8,788	1,165	(5)	8,562
Earnings from subsidiary entities	21,931	—	—	(21,931)	—
Net earnings	$18,954	$19,551	$2,380	$(21,931)	$18,954

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,228,644	$121,964	$(8,805)	$1,341,803
Cost and expenses	(917)	1,102,386	112,276	(8,815)	1,204,930
Operating income	917	126,258	9,688	10	136,873
Interest income	391	48	59	—	498
Interest and related expense	60,045	157	319	—	60,521
Other income (expense), net	61	38	(171)	—	(72)
Management fees	1,450	(1,369)	(81)	—	—
Royalties	1,140	—	(1,140)	—	—
Intercompany interest	49,880	(49,690)	(190)	—	—
Earnings before non-controlling interest and income taxes	(6,206)	75,128	7,846	10	76,778
Non-controlling interest	—	—	958	—	958
Earnings before income taxes	(6,206)	75,128	6,888	10	75,820
Income taxes	(2,410)	29,064	2,667	10	29,331
Earnings from subsidiary entities	50,285	—	—	(50,285)	—
Net earnings	$46,489	$46,064	$4,221	$(50,285)	$46,489

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$602,116	$108,086	$(9,813)	$700,389
Cost and expenses	2,436	533,775	100,342	(9,799)	626,754
Operating income	(2,436)	68,341	7,744	(14)	73,635
Interest income	3,744	57	144	—	3,945
Interest and related expense	24,417	83	1	—	24,501
Other income (expense), net	59	64	(444)	9	(312)
Management fees	1,053	(972)	(81)	—	—
Royalties	1,030	—	(1,030)	—	—
Intercompany interest	13,324	(13,655)	331	—	—
Earnings before non-controlling
interest and income taxes	(7,643)	53,752	6,663	(5)	52,767
Non-controlling interest	—	—	1,082	—	1,082
Earnings before income taxes	(7,643)	53,752	5,581	(5)	51,685
Income taxes	(2,764)	19,462	2,020	(5)	18,713
Earnings from subsidiary entities	37,851	—	—	(37,851)	—
Net earnings	$32,972	$34,290	$3,561	$(37,851)	$32,972

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12,042	$18,068	$2,219		$32,329
Cash Flows from Investing Activities
Capital expenditures	(2,623)	(23,459)	(1,136)	—	(27,218)
Payments pursuant to business combinations, net of cash acquired	(7,705)	(1,550)	—	—	(9,255)
Dispositions of property, plant & equipment	—	335	—	—	335
Other	60	—	—	—	60
Net cash used in investing activities	(10,268)	(24,674)	(1,136)	—	(36,078)
Cash Flows from Financing Activities
Borrowings of long-term debt	40,000	—	467	—	40,467
Repayments of long-term debt	(1,375)	(115)	(683)	—	(2,173)
Proceeds from exercise of stock options	1,305	(1)	—	—	1,304
Tax benefit realized from share options exercised	97	—	—	—	97
Dividends paid	(2,397)	(8)	—	—	(2,405)
Other	—	245	—	—	245
Parent company	(16,101)	11,617	4,484	—	—
Net cash used in financing activities	21,529	11,738	4,268	—	37,535
Effects of exchange rates on cash and cash equivalents	—	(98)	(119)	—	(217)
Net increase in cash and cash equivalents	23,303	5,034	5,232	—	33,569
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908	—	1,293
Cash and cash equivalents, end of period	$39,208	$(14,486)	$10,140	$—	$34,862

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$14,269	$4,182	$16,538	$—	$34,989
Cash Flows from Investing Activities
Capital expenditures	(2,271)	(12,773)	(1,210)	—	(16,254)
Payments pursuant to business combinations, net of cash acquired	(52,549)	—	—	—	(52,549)
Dispositions of property, plant & equipment	—	—	909	—	909
Other	(308)	494	(255)	—	(69)
Net cash used in investing activities	(55,128)	(12,279)	(556)	—	(67,963)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(191)	—	—	—	(191)
Repayments of long-term debt	(21,181)	(174)	—	—	(21,355)
Proceeds from exercise of stock options	7,737	—	—	—	7,737
Dividends paid	(1,664)	—	—	—	(1,664)
Parent company	(8,113)	15,701	(7,588)	—	—
Net cash provided by (used in) financing activities	(25,398)	15,527	(7,588)	—	(17,459)
Effects of exchange rates on cash and cash equivalents	—	—	835	—	835
Net (decrease) increase in cash and cash equivalents	(66,257)	7,430	9,229	—	(49,598)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$234,531	$(842)	$23,565	$—	$257,254

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

In July of 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained. FIN 48 is effective beginning April 1, 2007 for DRS. The Company is currently evaluating the impact that adopting FIN 48 will have on its operations and financial condition.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective beginning April 1, 2007 for DRS. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its results of operations and financial condition.

In September of 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires recognition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation and, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax (a component of stockholders’ equity). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending March 31, 2007. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for DRS’s fiscal year ending March 31, 2009. Based on our unfunded obligations as of March 31, 2006, had the adoption of SFAS 158 been effective on that date, the result would have been to increase the Company’s total liabilities by approximately $36.9 million, increase deferred tax assets by $14.5 million and to reduce total stockholders’ equity by approximately $22.4 million. The adoption of SFAS No. 158 is not expected to have an impact on the Company’s debt covenants.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company will apply the provision of SAB 108 in the fourth quarter of its fiscal year ending March 31, 2007 and is currently evaluating the impact of such adoption.

18. Subsequent Event

On October 2, 2006, the Company implemented a new organizational operating structure, that realigned its three operating groups (C4I Group, SR Group and S3 Group) into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence Segment, the Reconnaissance, Surveillance and Target Acquisition Segment, the Sustainment Systems Segment and the Technical Services Segment.

During the three months ended September 30, 2006, the Company recorded a $3.7 million severance-related charge in anticipation of with the organizational realignment.

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

Business Combinations

On January 31, 2006 we completed our acquisition of Engineered Support Systems, Inc. (ESSI) for $1.93 billion in cash and DRS common stock. In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, forming our third operating segment—the Sustainment Systems & Services (S3) Group. ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI has contributed a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our Command, Control, Communications, Computers and Intelligence (C4I) Group.

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

At September 30, 2006 we operated in three principal operating segments, on the basis of products and services offered. Each operating segment is comprised of separate and distinct businesses. Our operating segments are: the Command, Control, Communications, Computers and Intelligence (C4I) Group, the Surveillance and Reconnaissance (SR) Group, and the Sustainment Systems & Services Group (S3). All other operations, primarily our Corporate Headquarters, are grouped in Other.

As more fully described in Note 18 to our unaudited Consolidated Financial Statements, on October 2, 2006, we implemented a new organizational structure, which realigned our three operating segments into four operating segments. Information contained throughout this MD&A is presented in the operating structure that was in effect on September 30, 2006. The new organization, implemented to meet current and future defense challenges and homeland security growth opportunities, consists of the Command, Control, Communications, Computers and Intelligence Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment.

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

On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Group, was consolidated into an operating unit of the S3 Group to achieve certain operating synergies. For the three- and six-month periods ended September 30, 2005 the operating unit recorded $5.1 million and $10.4 million in revenues, respectively, and $0.1 million and $0.4 million in operating income, respectively, and had $10.7 million of assets at September 30, 2005, which was considered immaterial for purposes of restating prior year goodwill balances and segment information for both the C4I Group and the S3 Group.

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

We believe markets for defense and related advanced technology systems and services for fiscal 2007 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and efforts in Iraq and Afghanistan. The war on terrorism has focused greater attention on homeland security and better communication and interplay among local, state and federal government agencies and U.S. military services. We believe the United States’ overall defense posture continues to move toward a more joint-capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense, and improved information systems capability and security.

We believe DoD budgets continue to experience increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers, (C4) and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2006 Annual Report on Form 10-K. Except for the change in our accounting for share-based payments described below, there were no significant changes in the Company’s critical accounting policies during the six months ended September 30, 2006. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

Share-Based Compensation—As of April 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for different groups of employees and directors. As share-based compensation expense recognized in the consolidated statement of earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$711,538	$361,930	96.6%	$1,341,803	$700,389	91.6%
Operating income	$71,888	$38,577	86.3%	$136,873	$73,635	85.9%
Bookings	$915,241	$597,965	53.1%	$1,697,371	$1,118,469	51.8%
Other significant financial metrics
Interest and related expenses	$30,619	$12,290	149.1%	$60,521	$24,501	147.0%
Income taxes	$15,821	$8,562	84.8%	$29,331	$18,713	56.7%
Significant liquidity metrics (A)
Free cash flow	$44,133	$39,617	11.4%	$5,111	$18,735	(72.7)%
EBITDA	$90,587	$48,262	87.7%	$174,206	$93,182	87.0%

(A)       See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three- and Six-Month Periods Ended September 30, 2006, Compared with the Three- and Six-Month Periods Ended September 30, 2005

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended September 30, 2006 increased $349.6 million and $33.3 million, respectively, to $711.5 million and $71.9 million, respectively, as compared with the corresponding period in the prior year. The primary driver of increased revenues was our acquisition of ESSI which contributed incremental (current quarter  over corresponding prior year quarter) revenues of $287.8 million. Also contributing to the increase in revenues were increased shipments of ground-based target acquisition and missile control subsystems, uncooled thermal weapons sights, chassis modernization kits, thermal imaging systems, and higher engineering and development revenue from a naval infrared search and track program. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, decreased shipments of certain rugged computer systems, and the cancellation of a test range support program.

The growth in operating income in the second quarter of fiscal 2006, as compared with the corresponding prior year period, was primarily due to our acquisition of ESSI which contributed incremental operating income of $24.9 million, the overall increase in revenues, as well as strong margins from our power systems business. Partially offsetting the overall increase in operating income for the three months ended September 30, 2006, were lower margins on certain rugged computer systems and $3.7 million of severance-related costs in anticipation of the new organizational operating structure.

Consolidated revenues and operating income for the six-month period ended September 30, 2006 increased $641.4 million and $63.2 million, respectively, to $1.34 billion and $136.9 million, respectively, as compared with the corresponding period in the prior year. The primary driver to the overall increase in revenues was our acquisition of ESSI and our June 27, 2005 acquisition of WalkAbout which contributed incremental (current year to date over corresponding prior year to date) revenues of $525.5 million. Also contributing to the increase in revenues were increased shipments of target acquisition and missile control subsystems, chassis modernization kits, uncooled thermal weapons sights, higher engineering and development revenue from a naval infrared search and track program and higher shipment of thermal imaging systems. Partially offsetting the overall increase in revenues were decreased shipments of secure voice systems, airborne electro-optical sighting systems products and services, combat display workstations, certain rugged computer systems, and the cancellation of a test range support program.

The growth in operating income for the six months ended September 30, 2006, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues from our acquisition of ESSI which contributed incremental operating income of $49.1 million and strong margins from our power systems business. Partially offsetting the overall increase in operating income for the six months ended September 30, 2006 were lower margins on certain rugged computer systems and $3.7 million of severance-related costs in anticipation of the new organizational operating structure.

As described in Note 4 to our unaudited Consolidated Financial Statements, we adopted SFAS 123R effective April 1, 2006 using the modified prospective method. As a result of the application of SFAS 123R in the three-and six-month periods ended September 30, 2006, we recorded total share-based costs related to stock options and nonvested stock of $3.4 million and $6.1 million, respectively, $2.8 million and $5.6 million, respectively, which was charged to operating income. At  September 30, 2006, there was $12.0 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 2.4 years. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock awards was $16.1 million which is expected to be recognized over a weighted average remaining period of 2.4 years.

As a result of applying SFAS 123R, our earnings before income taxes for the three-and-six month periods ended September 30, 2006 were $2.0 million and $3.8 million lower, respectively, and net earnings during the same periods were $1.2 million lower and $2.3 million lower, respectively, than if we had continued to account for share-based compensation under Accounting Principles Bulletin (APB) No. 25.

Basic earnings per share for the three- and six month periods ended September 30, 2006 would have been $0.67 per share and $1.23 per share, respectively, and diluted earnings per share would have been $0.65 and $1.20, respectively, if we had not adopted SFAS 123R. For the three-and six-month periods ended September 30, 2006 we reported basic earnings per share of $0.64 and $1.17, respectively, and diluted earnings per share of $0.62 and $1.14, respectively.

Bookings   We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended September 30, 2006 increased $317.3 million, versus the same period in the prior year, to $915.2 million. The primary driver of the increase was our acquisition of ESSI which contributed incremental bookings of $391.3 million partially offset by lower bookings at the SR Group.

Bookings for the six-month period ended September 30, 2006 increased $578.9 million, versus the same period in the prior year, to $1.7 billion. The primary drivers of the increase were our ESSI and WalkAbout acquisitions which contributed combined incremental bookings of $670.2 million partially offset by lower bookings at the SR Group.

Interest and related expenses   Interest and related expenses increased $18.3 million and $36.0 million for the three- and six-month periods ended September 30, 2006, respectively, as compared with the same period in the prior year, to $30.6 million and $60.5 million, respectively. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and six-month periods ended September 30, 2006, as compared with the corresponding period in the prior year. In connection with our acquisition of ESSI our average borrowings increased due to our January 31, 2006 issuance of $350 million of 6 5/8% senior notes, $250 million issuance of 7 5/8% senior subordinated notes, $300 million 2% senior convertible notes and the February 8, 2006 exercise of an over-allotment option for an additional $45 million 2% senior convertible notes. In addition there was approximately $80.0 million outstanding against our revolving line of credit at September 30, 2006 (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at September 30, 2005.

Income taxes   The provision for income taxes for the three- and six-month periods ended September 30, 2006, reflected an effective income tax rate of approximately 38.5% and 38.7%, respectively, as compared with 31.1% and 36.2%, respectively, in the same periods last year. Our effective tax rate was lower in the prior periods primarily due to the favorable resolution of the Internal Revenue Service’s audit of our federal income tax returns for fiscal years 1999 through 2001. As a result of the outcome of the audit, we recorded a tax adjustment of approximately $3.0 million in the three- and six- month periods ended September 30, 2005. We anticipate our effective income tax rate for the year ending March 31, 2007, will approximate 39.6%.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior year:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
	(in thousands, except for percentages)
C4I Group
Revenues	$194,958	$194,420	0.3%	$388,950	$384,910	1.0%
Operating income	$22,551	$19,719	14.4%	$42,488	$39,207	8.4%
Operating margin	11.6%	10.1%	14.0%	10.9%	10.2%	7.2%
SR Group
Revenues	$225,147	$167,510	34.4%	$418,105	$315,479	32.5%
Operating income	$22,990	$21,077	9.1%	$43,739	$36,865	18.6%
Operating margin	10.2%	12.6%	(19.0)%	10.5%	11.7%	(10.3)%
S3 Group
Revenues	$291,433	N/A	N/A	$534,748	N/A	N/A
Operating income	$25,045	N/A	N/A	$49,731	N/A	N/A
Operating margin	8.6%	N/A	N/A	9.3%	N/A	N/A
Other
Operating income (loss)	$1,302	$(2,219)	158.7%	$915	$(2,437)	137.5%

Three-Month Period Ended September 30, 2006, Compared with the Three-Month Period Ended September 30, 2005

C4I Group   Revenues increased $0.5 million, or 0.3%, to $195.0 million for the three-month period ended September 30, 2006, as compared with the corresponding prior-year period. Operating income increased $2.8 million, or 14.4%, to $22.6 million. The increase in revenue was principally attributable to higher engineering and development revenue from a naval infrared search and track program, increased engineering for an electronic throttle control program, increased shipments of reactor monitoring equipment and broadcast receivers and greater power conversion engineering revenue. Largely offsetting our increases in revenues were decreased shipments of rugged computers, combat display workstations and lower revenues from a naval-based terrorism protection program.

The increase in operating income for the three-months ended September 30, 2006, as compared to the corresponding period in the prior year, was driven primarily by improved margins on our power systems business. Partially offsetting our overall higher operating income were lower margins on certain rugged computer systems under a new contract.

SR Group   Revenues increased $57.6 million, or 34.4%, to $225.1 million for the three-month period ended September 30, 2006, as compared with the corresponding prior-year period. Operating income increased $1.9 million, or 9.1%, to $23.0 million. The increase in revenues was primarily attributable to increased shipments of ground-based target acquisition and missile control subsystems, uncooled thermal weapons sights, chassis modernization kits, thermal imaging systems, and subsystems for a long range surveillance system. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, the cancellation of a test range support systems, and lower shipments of formation flying avionics and data recorders.

The increase in operating income for the three-month period ended September 30, 2006, as compared with the corresponding period in the prior year was largely due to higher overall revenues, offset in part by $2.0 million in severance-related costs in anticipation of the new organizational operating structure.

S3 Group   The S3 Group, which consists substantially of operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues of $291.4 million and operating income of $25.0 million. The primary revenue and operating income drivers in the group were demand for equipment and services provided under the Rapid Response (R2) program, add-on commercial vehicle armor kits, defense communication and transmission systems, heavy equipment transport refurbishment for the U.S. Army and defense satellite transmission services. Operating income for the three months ended September 30, 2006, were unfavorably impacted by $1.7 million in severance-related costs in anticipation of the new organizational structure.

Other   During the three months ended September 30, 2006, we realized a $1.3 million gain on the expected collection of a note receivable that had previously been partially reserved. The $2.2 million operating loss in other in the three-month period ended September 30, 2005 was driven primarily by a $2.0 million accrual recorded in the period in connection with a litigation reserve.

Six-Month Period Ended September 30, 2006, Compared with the Six-Month Period Ended September 30, 2005

C4I Group   Revenues increased $4.0 million, or 1.0%, to $389.0 million for the six-month period ended September 30, 2006, as compared with the corresponding prior-year period. Operating income increased $3.3 million, or 8.4%, to $42.5 million. The increase in revenue was largely attributable to higher engineering and development revenue from a naval infrared search and track program, increased shipments on an electronic throttle control program, reactor monitoring equipment, and surface search radar equipment and higher revenues from a cable cleaning and refurbishment program and power conversion engineering revenue. Our June 27, 2005 acquisition of WalkAbout contributed incremental revenues of $5.3 million to the six-month period ended September 30, 2006. Partially offsetting the overall increase in revenues were decreased shipments of secure voice systems, rugged computers, combat display workstations and surveillance tuners.

The increase in operating income for the six-month period ended September 30, 2006, as compared to the corresponding period in the prior year, was driven primarily by improved margins in our Power Systems businesses, offset, in part, by lower margins on certain rugged computer systems under a new contract.

SR Group   Revenues increased $102.6 million, or 32.5%, to $418.1 million for the six-month period ended September 30, 2006, as compared with the corresponding prior-year period. Operating income increased $6.9 million, or 18.6%, to $43.7 million. The increase in revenues was primarily attributable to increased shipments of ground-based target acquisition and missile control subsystems, chassis modernization kits, uncooled thermal weapons sights, thermal imaging systems, and focal plane arrays. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, the cancellation of a test range support program, and lower shipments of data recorders and formation flying avionics.

The increase in operating income for the six-month period ended September 30, 2006, as compared with the corresponding period in the prior year was largely due to higher overall revenues, offset in part by $2.0 million in severance-related costs in anticipation of the new organizational operating structure.

S3 Group   The S3 Group, recorded revenues of $534.7 million and operating income of $49.7 million. The primary revenue and operating income drivers in the group were demand for equipment and services provided under the Rapid Response (R2) program, add-on commercial vehicle armor kits, heavy equipment transport refurbishment for the U.S. Army, defense satellite transmission services and mobile power generation and distribution equipment for the U.S. Air Force. Operating income for the six months ended September 30, 2006, were unfavorably impacted by $1.7 million in severance-related costs in anticipation of the new organizational structure.

Other   During the six months ended September 30, 2006, we realized a $1.3 million gain on the expected collection of a note receivable that had previously been partially reserved. The $2.4 million operating loss in other in the six-month period ended September 30, 2005 was driven primarily by a $2.0 million accrual recorded in the period in connection with a litigation reserve.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$32,329	$34,989
Net cash used in investing activities	$(36,078)	$(67,963)
Net cash provided by (used in) financing activities	$37,535	$(17,459)

Operating   During the six months ended September 30, 2006, we generated $32.3 million of operating cash flow, $2.7 million less than the $35.0 million of operating cash flow generated in the same period in the prior year. Net earnings increased $13.5 million to $46.5 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $27.6 million over the corresponding prior fiscal period, driven primarily by increased depreciation of fixed assets and amortization of the intangible assets related to our acquisition of ESSI, increased share-based compensation due to the adoption of SFAS 123R and a decrease in net deferred tax assets.

Changes in assets and liabilities, net of effects from business combinations, used $65.9 million in cash for the six months ended September 30, 2006. Accounts payable used $2.7 million of cash during the period. Accounts receivable used $71.8 million of cash as net billings exceeded collections. Inventories used $12.2 million of cash as inventories increased in certain of our electro-optical infrared sighting and targeting businesses, offset, in part, by decreased inventories within certain tactical computing businesses. Accrued expenses and other current liabilities used $24.3 million of cash, primarily driven by income tax payments of $29.0 million. Customer advances increased and net prepaid expenses and other current assets decreased generating $23.6 million and  $21.5 million in cash, respectively. The $21.5 million in cash generated by the decrease in net prepaid expenses and other current assets resulted primarily from the collection of $30.6 million in ESSI tax refunds.

Investing activities   We paid $27.2 million for capital improvements during the six months ended September 30, 2006, as compared with $16.3 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $50.0 million to $60.0 million in fiscal 2007, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations totaled $9.3 million driven by $7.1 million and $1.2 million of additional consideration paid to satisfy earn-out obligations related to our acquisitions of DKD, Inc. (now operating as a component of DRS Sensors & Targeting Systems, Inc.) and Codem System, Inc. (now operating as DRS Codem Systems, Inc.), respectively, and $1.0 million in ESSI acquisition-related payments.

Financing activities   For the six months ended September 30, 2006, financing activities generated $37.5 million in cash. Net borrowings on our revolving line of credit were $40.0 million. We also received $1.3 million from the exercise of stock options and paid $2.4 million in cash dividends. Simultaneously with the closing of our acquisition of ESSI, on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of our non-guarantor subsidiaries’ capital stock.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of September 30, 2006, $44.9 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of September 30, 2006, were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At September 30, 2006 approximately $39.5 million and $0.4 million in letters of credit and bank guarantees, respectively, are due within one year. At September 30, 2006, we had $276.4 million of availability under our revolving line of credit.

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

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes, the Convertible Notes and trade payables and is pari passu with the 6 7/8% senior subordinated notes. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries.

Accrued interest expense at September 30, 2006 and March 31, 2006 was approximately $25.9 million and $27.3 million, respectively.

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

Equity   On August 3, 2006, the Board of Directors declared a $0.03 per common share cash dividend, which was paid on September 29, 2006 to stockholders of record as of September 15, 2006.  On November 2, 2006, the Board of Directors declared a $0.03 per common share cash dividend, which is payable on December 29, 2006 to stockholders of record as of December 15, 2006.

Free Cash Flow   Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended September 30, 2006 was $44.1 million or $4.5 million more than $39.6 million in the corresponding period in the prior year. Free cash flow for the six-month period ended September 30, 2006 was $5.1 million or $13.6 million less than $18.7 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

EBITDA   Net earnings before net interest and related expenses (primarily the amortization of debt issuance costs), income taxes, depreciation and amortization (EBITDA) for the three- month period ended September 30, 2006 was $90.6 million, or $42.3 million greater than the $48.3 million in the corresponding period in the prior year. EBITDA for the six- month period ended September 30, 2006 was

$174.2 million, or $81.0 million greater than the $93.2 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

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

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions may not be indicative of future results. Backlog at September 30, 2006 was $2.73 billion, as compared with $2.40 billion at March 31, 2006. We booked $915.2 million and $1.70 billion in new orders for the three- and six-month periods ended September 30, 2006.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended September 30, 2006 and 2005 were $14.3 million and $11.5 million, respectively, and $25.3 million and $20.7 million for the six-month periods ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net Earnings	$25,231	$18,954	$46,489	$32,972
Income taxes	15,821	8,562	29,331	18,713
Interest income	(322)	(2,068)	(498)	(3,945)
Interest and related expenses	30,619	12,290	60,521	24,501
Depreciation and amortization	19,238	10,524	38,363	20,941
EBITDA(A)	90,587	48,262	174,206	93,182
Income taxes	(15,821)	(8,562)	(29,331)	(18,713)
Interest income	322	2,068	498	3,945
Interest and related expenses	(30,619)	(12,290)	(60,521)	(24,501)
Deferred income taxes	3,623	24	4,083	(498)
Changes in assets and liabilities, net of effects from business combinations and divestitures	5,881	18,459	(65,917)	(22,140)
Other, net	4,298	1,574	9,311	3,714
Net cash provided by operating activities	58,271	49,535	32,329	34,989
Capital expenditures	(14,138)	(9,918)	(27,218)	(16,254)
Free cash flow(B)	$44,133	$39,617	$5,111	$18,735

(A)       We define EBITDA as net earnings before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or net cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

(b) Internal Control Over Financial Reporting.   The addition of the business units added through the acquisition of ESSI on January 31, 2006, resulted in a material change in internal control over financial reporting. The acquired ESSI business units utilize separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting as we integrate the acquired ESSI business units, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals totaling $4.4 million and $4.3 million at September 30, 2006 and March 31, 2006, respectively, for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on our ongoing analysis of various factual, legal and equitable considerations we have recorded an accrual of $11.8 million against goodwill reflecting the probable income tax impact of information uncovered in our internal investigation of historical ESSI stock option practices. Although the ultimate amount of liability at September 30, 2006 that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

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

In December 2005 and August 2006, the PRPs and NPS met to discuss the technical merits of the alternative EE/CA and ways to resolve certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. Since late 2005, the parties have also discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a settlement agreement that would memorialize the parties’ intent. The potential liability associated with implementation of the EE/CA can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. On November 14, 2005, ESSI was informed by the Enforcement Division of the SEC that one of ESSI’s former directors and officers, and subsequently a consultant to ESSI, had been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against him in connection with the SEC’s investigation into trading in ESSI common stock in 2003. A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them. ESSI, itself, has not received a Wells notice and continues to cooperate with the investigation.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI continues to furnish.

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

In September 2006, ESSI was advised that the Internal Revenue Service was commencing an audit of its Federal tax return for the fiscal year ended October 31, 2004. In connection therewith, ESSI received an information document request (“IDR”) asking for specific information relating to stock option deductions provided therein. We are cooperating with this process.

We have recorded an accrual against goodwill to reflect the likely disallowance of certain compensation deductions taken on several of ESSI’s previous State and Federal income tax returns. Principally, this adjustment was made to account for Internal Revenue Code Section 162(m) and its limitations on the deductibility of certain non-performance based compensation.

In July 2006, DRS and one of our subsidiaries, DRS Training and Control Systems, Inc. (“TCS”) were each issued a subpoena by the United States District Court for the Northern District of Florida (“Florida District Court”).

The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”) and require TCS to produce certain documents related to an investigation we believe involves allegations of anticompetitive activity in certain international markets.

In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoenas. We have commenced an internal investigation regarding this matter, which we expect to continue through the conclusion of the DOJ’s investigatory process.

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

Item 4.   Submissions of Matters to a Vote of Security Holders

On August 3, 2006, the Company held its Annual Meeting of Shareholders at the offices of Bear, Stearns & Co. Inc., 383 Madison Avenue, New York, New York, 10179. The following matters were submitted to a vote of stockholders:

i.                   To elect four Class II directors, each to hold office for a term of three years;

ii.               To ratify the appointment of KPMG LLP as DRS’s independent registered public accounting firm;

iii.           To ratify the adoption of the 2006 DRS Omnibus Plan

The stockholders approved each proposal. The results of the stockholders votes on each of the proposals are as follows:

	For	Withheld
Proposal(i):
Ira Albom	35,945,264	258,360
Mark N. Kaplan	31,025,340	5,178,284
Dennis J. Reimer	35,953,785	249,839
Charles G. Boyd	36,015,436	188,186

	For	Abstain	Against
Proposal(ii):	36,096,134	19,554	87,936

	For	Abstain	Against
Proposal(iii):	24,555,898	42,965	7,631,936

Items 2, 3 and 5 are not applicable and have been omitted

Item 6.   Exhibits

(a)          Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Date: November 9, 2006	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider
Chief Financial Officer