Form 10-Q
period 2006-12-31
DRS TECHNOLOGIES INC
filed 2007-02-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large Accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2007
Common Stock - $0.01 par value	40,524,491

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per-share data)

(Unaudited)

	December 31,	March 31,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$49,551	$1,293
Accounts receivable, net of allowance for doubtful accounts of $1,780
and $1,668 as of December 31, 2006 and March 31, 2006, respectively	503,097	432,678
Inventories, net	363,980	331,206
Prepaid expenses, deferred income taxes and other current assets	126,615	135,613
Total current assets	1,043,243	900,790
Property, plant and equipment, less accumulated depreciation of $170,377 and $138,324 at December 31, 2006 and March 31, 2006, respectively	225,091	220,506
Acquired intangible assets, net	205,099	231,139
Goodwill	2,633,965	2,608,068
Deferred income taxes and other noncurrent assets	57,243	58,616
Total assets	$4,164,641	$4,019,119
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$5,150	$4,622
Accounts payable	230,315	224,673
Accrued expenses and other current liabilities	478,978	471,068
Total current liabilities	714,443	700,363
Long-term debt, excluding current installments	1,854,509	1,828,771
Other liabilities	144,704	138,405
Total liabilities	2,713,656	2,667,539
Commitments and contingencies
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at December 31, 2006 and March 31, 2006	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; issued 40,471,698 and 39,912,541 shares at December 31, 2006 and March 31, 2006, respectively	405	399
Additional paid-in capital	1,090,420	1,076,786
Retained earnings	355,669	277,706
Accumulated other comprehensive earnings	4,491	3,885
Unamortized stock compensation	—	(7,196)
Total stockholders’ equity	1,450,985	1,351,580
Total liabilities and stockholders’ equity	$4,164,641	$4,019,119

See Accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue:
Products sales	$511,692	$361,213	$1,500,180	$998,036
Services	168,669	28,277	521,984	91,843
Total revenues	680,361	389,490	2,022,164	1,089,879
Costs and expenses	603,734	344,663	1,808,664	971,417
Operating income	76,627	44,827	213,500	118,462
Interest income	370	2,283	868	6,228
Interest and related expenses	30,268	12,458	90,789	36,959
Other (income) expense, net	(71)	134	1	446
Earnings before non-controlling interests and income taxes	46,800	34,518	123,578	87,285
Non-controlling interests	131	477	1,089	1,559
Earnings before income taxes	46,669	34,041	122,489	85,726
Income taxes	11,575	14,297	40,906	33,010
Net earnings	$35,094	$19,744	$81,583	$52,716
Net earnings per share of common stock:
Basic earnings per share:	$0.88	$0.71	$2.05	$1.91
Diluted earnings per share:	$0.86	$0.69	$2.01	$1.84
Dividends per common share	$0.03	$0.03	$0.09	$0.09

See Accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities
Net Earnings	$81,583	$52,716
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	57,122	31,719
Share-based compensation	8,224	1,895
Deferred income taxes	2,959	(500)
Inventory reserve and provision for doubtful accounts	963	766
Amortization and write-off of deferred financing fees	4,419	2,846
Other, net	(150)	(439)
Changes in assets and liabilities, net of effects from business combinations:
(Increase) decrease in accounts receivable	(69,498)	22,844
Increase in inventories	(44,252)	(37,053)
Decrease (increase) in prepaid expenses and other current assets	13,863	(3,453)
Increase in accounts payable	3,254	27,365
Decrease in accrued expenses and other current liabilities	(6,806)	(30,876)
Increase (decrease) in customer advances	7,619	(7,981)
Decrease in pension and postretirement benefit liabilities	973	347
Other, net	1,381	(742)
Net cash provided by operating activities	61,654	59,454
Cash Flows from Investing Activities
Capital expenditures	(38,113)	(26,311)
Payments pursuant to business combinations, net of cash acquired	(9,761)	(54,489)
Dispositions of property, plant and equipment	348	946
Other, net	60	22
Net cash used in investing activities	(47,466)	(79,832)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	—	(1,986)
Debt issuance costs	—	(681)
Borrowings of long-term debt	30,459	—
Repayment of long-term debt	(3,423)	(32,037)
Excess tax benefit realized from share-based payment arrangements	2,258	—
Proceeds from stock option exercises	8,517	9,750
Dividends paid	(3,619)	(2,508)
Other	245	—
Net cash provided by (used in) financing activities	34,437	(27,462)
Effect of exchange rates on cash and cash equivalents	(367)	654
Net increase (decrease) in cash and cash equivalents	48,258	(47,186)
Cash and cash equivalents, beginning of period	1,293	306,852
Cash and cash equivalents, end of period	$49,551	$259,666

See Accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Description of Business

DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests (hereinafter, DRS or the Company) is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters. The Company also provides support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, and certain foreign militaries, homeland security forces and selected government and intelligence agencies.

On October 2, 2006, the Company implemented a new organizational operating structure that realigned its three operating groups the Command, Control, Communications, Computer and Intelligence Group, the Surveillance & Recconnaisance (SR) Group and the Sustainment Systems & Services (S3) Group, into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems (SS) Segment and the Technical Services (TS) Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. See Note 12 for a description of each segment. All prior-year amounts presented by segment have been reclassified to reflect the new operating segment structure.

2.   Basis of Presentation

The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and a controlling interests of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2006, the results of its operations for the three- and nine-month periods ended December 31, 2006 and 2005, and its cash flows for the nine-month periods ended December 31, 2006 and 2005. The results of operations and cash flows for the interim periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2006, included in the Company’s filing on Form 10-K for the year ended March 31, 2006.

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

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded a $5.7 million liability in the preliminary purchase price allocation in connection with a plan to involuntarily terminate approximately 190 employees of ESSI, as well as exit certain leased facilities. The Company expects payments to be substantially complete by the fourth quarter of fiscal 2007.

	Balance at March 31,	Nine Months Ended December 31, 2006		Balance at December 31,
	2006	Additions	Payments	2006
		(in thousands)
Employee severance and termination benefits	$5,129	$—	$(4,363)	$766
Facility and other exit costs	—	554	(521)	33
Total	$5,129	$554	$(4,884)	$799

The Company finalized its valuation of certain tangible and acquired intangible assets and is in the process of finalizing certain other discrete purchase price allocation matters; thus the the preliminary allocation of purchase price will change, however, such change will not be material to the consolidated balance sheet. Our preliminary purchase price allocation as of December 31, 2006 has not changed materially from the allocation included in Note 2 to the Company’s consolidated financial statements for the fiscal year ended March 31, 2006 (see Note 6). The Company will complete the purchase price allocation in conjunction with its January 2007 accounting close.

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

On April 1, 2006, DRS adopted SFAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective method. Under this method, the Company is required to record

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

compensation cost for the unvested portion of previously granted awards that were outstanding as of April 1, 2006. Results for prior periods have not been restated. The Company previously accounted for share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to adopting SFAS 123R, no share-based compensation cost was reflected in net income for stock options, as stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted stock and restricted stock units (collectively “non-vested stock”) was recorded based on the closing market value on the last trading day prior to the date of grant and forfeitures were accounted for as they occurred. Compensation cost for non-vested stock was charged to unamortized stock compensation in Stockholders’ equity and amortized to expense over the requisite vesting periods. With the adoption of SFAS 123R on April 1, 2006, unamortized stock compensation relating to previous grants of non-vested stock of $7.2 million was netted against additional paid-in capital and forfeitures of non-vested stock are estimated at the date of grant and adjusted as circumstances warrant. Additionally, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized as compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather continue to be presented as operating cash flows.

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

In the three- and nine-month periods ended December 31, 2006, we recorded total share-based costs related to stock options and non-vested stock of $2.8 million and $8.9 million, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Total cost of share-based payment plans	$2,833	$791	$8,883	$1,895
Amounts capitalized in inventory	$1,619	$791	$3,891	$1,895
Amounts charged against earnings for amounts previously capitalized in inventory	$1,442	$859	$3,232	$1,269
Amounts charged against earnings before income tax benefit	$2,656	$859	$8,224	$1,269

As a result of applying SFAS 123R to the Company’s stock options, DRS’s earnings before income taxes and net earnings for the three months ended December 31, 2006 were $1.2 million and $0.7 million lower, respectively, and for the nine months ended December 31, 2006 were $5.0 million and $3.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended December 31, 2006 would

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

have been $0.90 per share and $0.88 per share, respectively, and for the nine months ended December 31, 2006 would have been $2.13 per share and $2.08 per share, respectively, if the Company had not adopted SFAS 123R. Reported amounts for the three months ended December 31, 2006 were $0.88 per basic share and $0.86 per diluted share, and for the nine months ended December 31, 2006 were $2.05 per basic share and $2.01 per diluted share.

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

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share for the three- and nine-month periods ended December 31, 2005, that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. Forfeitures were accounted for as they occurred and no amount of stock option expense was capitalized into inventory or other assets, but instead were considered period expenses.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
	(in thousands, except per-share data)
Net earnings, as reported	$19,744	$52,716
Add: Stock-based compensation expense included in reported net earnings, net of taxes	478	1,145
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(2,601)	(6,860)
Pro forma net earnings	$17,621	$47,001
Earnings per share:
Basic - as reported	$0.71	$1.91
Basic - pro forma	$0.63	$1.70
Diluted - as reported	$0.69	$1.84
Diluted - pro forma	$0.61	$1.65

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

During fiscal 1999, the Compensation Committee of the Board of Directors issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the 1996 Plan at exercise prices in excess of the market price on the date of grant. During the quarter ended December 31, 2006, 70,000 of these options were exercised, the remaining options expire in fiscal 2009.

The stock options exercised during fiscal 2000 included 50,000 shares, which are being held by the Company in “book entry” form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company’s diluted earnings per share calculations for the three- and nine-month periods ended December 31, 2006 and 2005.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes information regarding the Company’s stock option activity and amounts as of and for the nine-month period ended December 31, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	2,913,358	$29.08
Granted	232,412	$49.49
Exercised	(370,274)	$23.11
Forfeited/cancelled	(148,090)	$36.80
Outstanding at December 31, 2006	2,627,406	$31.31	6.2	$56,159
Vested and expected to vest at December 31, 2006(1)	2,604,346	$31.25	6.2	$55,823
Exercisable at December 31, 2006	1,921,949	$28.96	5.5	$45,615

(1)Represents outstanding options reduced by expected forfeitures.

The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS’s closing stock price on the last trading day of the third quarter (December 29, 2006) and the exercise price, multiplied by the number of in-the-money stock options for each category.

The total intrinsic values of stock options exercised, based on the difference between DRS’s stock price at the time of exercise and the related exercise price, during the nine months ended December 31, 2006 and 2005, was $9.5 million and $12.7 million, respectively. Total compensation expense related to stock options was $1.2 million and $5.0 million, for the three- and nine-month periods ended December 31, 2006, respectively. At December 31, 2006, unrecognized compensation costs related to stock options was $9.5 million ($5.7 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.3 years.

The estimated weighted average grant date fair value of each stock option awarded was $16.41 and $21.44 for the three-and nine-month periods ended December 31, 2006, respectively, and $23.51 and $22.22 for the three-and nine-month periods ended December 31, 2005, respectively.

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

•       Expected Holding Period   The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical information to estimate stock option exercise data and employee terminations within the valuation model.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

•       Expected Volatility   Expected volatility is based on historical daily volatility of DRS common stock over the expected holding period.

•       Expected Dividend Yield   Expected dividend yield is based on DRS’s expected payments relative to the current market price of DRS common stock.

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

Nine Months Ended December 31,
2006
Expected holding period (in years)	5.6
Expected volatility	38.91%
Expected dividend yield	0.24%
Risk-free interest rate	4.94%
Weighted-average fair value of options granted	$21.44

Restricted Stock and Restricted Stock Units   Restricted stock awards are granted to certain employees, as permitted under the 2006 Plan in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The restricted stock cliff vests three years from the date of grant. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These restricted stock units are redeemed for DRS common stock once a three year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, net of expected forfeitures, is recognized over the vesting periods.

Compensation cost for non-vested stock for the three months ended December 31, 2006 and 2005 was $1.6 million and $0.8 million, respectively, and $3.9 million and $1.9 million for the nine months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, total unrecognized compensation costs related to non-vested stock awards was $13.4 million and that amount is expected to be recognized over a weighted average remaining period of 2.2 years.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The following table details the activity in non-vested stock awards for the nine months ended December 31, 2006.

	Nine Months Ended December 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested - Balance at March 31, 2006	281,590	$40.81
Granted	247,208	$49.86
Vested	(39,760)	$25.45
Forfeited / cancelled	(57,610)	$47.75
Nonvested - Balance at December 31, 2006	431,428	$46.81

5.   Inventories

Inventories are summarized as follows:

	December 31,	March 31,
	2006	2006
	(in thousands)
Work-in-process	$442,384	$368,991
General and administrative costs	66,290	63,836
Raw material and finished goods	51,089	66,706
	559,763	499,533
Less: Progress payments and certain customer advances	186,100	158,967
Inventory reserve	9,683	9,360
Total	$363,980	$331,206

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Balance in inventory at beginning of period	$65,223	$50,813	$63,836	$47,365
Add: Incurred costs	91,877	57,697	266,938	162,970
Less: Amounts included in costs and expenses	(90,810)	(58,236)	(264,484)	(160,061)
Balance in inventory at end of period	$66,290	$50,274	$66,290	$50,274

Total expenditures for IRAD amounted to approximately $12.6 million and $12.1 million for the three-month periods ended December 31, 2006 and 2005, respectively, and $37.9 million and $33.5 million, respectively, for the nine-month periods then ended.

6.   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2006 and March 31, 2006. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
			(in thousands)
As of December 31, 2006
Technology-based intangibles	18 years	$47,861	$(16,243)	$31,618
Customer and contract-related intangibles	11 years	214,428	(40,947)	173,481
Total		$262,289	$(57,190)	$205,099
As of March 31, 2006
Technology-based intangibles	18 years	$47,861	$(14,100)	$33,761
Customer and contract-related intangibles	11 years	217,190	(19,812)	197,378
Total		$265,051	$(33,912)	$231,139

The aggregate acquired intangible asset amortization expense for the three-month periods ended December 31, 2006 and 2005 was $7.9 million and $2.2 million, respectively, and for the nine-month periods ended December 31, 2006 and 2005 was $23.3 million and $6.3 million, respectively. The acquired intangible amortization expense, based on gross carrying amounts at December 31, 2006, is estimated to be $31.4 million for fiscal 2007, $29.2 million per year for fiscal 2008, $29.2 million for fiscal 2009, $28.3 million for fiscal 2010 and $27.5 million for fiscal 2011.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As discussed in Note 1, the Company realigned its operating segments in the third quarter of fiscal 2007. The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2006 to December 31, 2006.

	C4I Segment	RSTA Segment	SS Segment	TS Segment	Total
	(in thousands)
Balance as of March 31, 2006	$658,453	$168,586	$1,045,502	$735,527	$2,608,068
ESSI acquisition	—	—	6,758	12,034	18,792
Codem acquisition earn-out	838	—	—	—	838
WalkAbout acquisition earn-out	253	—	—	—	253
Night Vision Equipment earn-out	—	6,627	—	—	6,627
Transfer of operating unit (A)	(4,929)	—	—	4,929	—
Other adjustments	(1,895)	—	—	—	(1,895)
Foreign currency translation adjustment	1,108	—	174	—	1,282
Balance as of December 31, 2006	$653,828	$175,213	$1,052,434	$752,490	$2,633,965

(A)       On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Segment, was consolidated into an operating unit of the TS Segment to achieve certain operating synergies. For the three- and nine-month periods ended December 31, 2005, the TSI operating unit recorded $3.7 million and $14.0 million in revenues, respectively, and $0.3 million and $0.7 million of operating income, respectively, and had $9.3 million of assets at December 31, 2005, which was considered immaterial for purposes of restating prior year goodwill balances and segment information for both the C4I Segment and the TS Segment.

In connection with the new organizational operating structure implemented October 2, 2006 the Company tested its goodwill for impairment. The change in operating structure significantly changed the composition of certain reporting units, which under SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to test for impairment. The Company completed its impairment test with no adjustment to the carrying value of its goodwill for the three- and nine-month periods ended December 31, 2006.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

7. Product Warranties

Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and may be otherwise modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the nine months ended December 31, 2006 and 2005, which are included in accrued expenses and other current liabilities.

	Nine Months Ended December 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$ 29,829	$ 21,839
Acquisitions during the period	(1,070)	360
Accruals for product warranties issued during the period	17,035	6,853
Settlements made during the period	(14,501)	(9,388)
Other	68	31
Balance at end of the period	$ 31,361	$ 19,695

8.   Debt

	December 31, 2006	March 31, 2006
	(in thousands)
Credit Facility:
Revolving line of credit	$ 70,000	$ 40,000
Term Loan	272,938	275,000
Canadian Term Loan	8,881	9,853
6 5/8% Senior Notes due 2016	350,000	350,000
2.00% Convertible Senior Notes due 2026	345,000	345,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
Unamortized bond premium on 6 7/8% Senior
Subordinated Notes	7,736	8,585
Other obligations	5,104	4,955
	1,859,659	1,833,393
Less:
Current installments of long-term debt	5,150	4,622
Total long-term debt	$ 1,854,509	$ 1,828,771

The weighted average interest rate on the Company’s term loan borrowings under its Credit Facility was 6.9% as of December 31, 2006 (6.3% as of March 31, 2006). The weighted average interest rate under the revolving line of credit borrowings was 6.8% at December 31, 2006 (6.2% as of March 31, 2006).

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of December 31, 2006, $45.2 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of December 31, 2006, were issued under a previous credit agreement and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit. At December 31, 2006, the Company had $286.1 million of availability under its revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.0% as of December 31, 2006 (5.5% as of March 31, 2006).

Accrued interest expense at December 31, 2006 and March 31, 2006 was $28.9 million and $27.3 million, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$ 35,094	$ 19,744	$ 81,583	$ 52,716
Weighted average common shares outstanding	39,879	27,778	39,742	27,645
Basic earnings per share	$ 0.88	$ 0.71	$ 2.05	$ 1.91
Diluted EPS computation
Net earnings	$ 35,094	$ 19,744	$ 81,583	$ 52,716
Diluted common shares outstanding
Weighted average common shares outstanding	39,879	27,778	39,742	27,645
Stock options and restricted stock	861	942	932	951
Diluted common shares outstanding	40,740	28,720	40,674	28,596
Diluted earnings per share	$ 0.86	$ 0.69	$ 2.01	$ 1.84

At December 31, 2006 and 2005, there were 401,716 options and 22,500 options outstanding, respectively, that were excluded from the diluted EPS calculation because their inclusion would have had an antidilutive effect on EPS. For the three- and nine-month periods ended December 31, 2006, DRS’s 2%

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Convertible Senior Notes had no impact on EPS because the average stock price during the periods was below $59.70 per share, and the convertible notes, if converted, would have required only cash at settlement.

10.   Comprehensive Earnings

The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2006 and 2005 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)
Net earnings	$ 35,094	$ 19,744	$ 81,583	$ 52,716
Other comprehensive earnings:
Foreign currency translation adjustments	(1,047)	(562)	1,534	283
Minimum pension liability, net of income taxes	(251)	—	(908)	—
Unrealized net gains on hedging instruments arising during the period, net of income tax	—	—	(20)	—
Amortization of unrealized gain on terminated instruments, net of income taxes	—	(49)	—	(141)
Comprehensive earnings	$ 33,796	$ 19,133	$ 82,189	$ 52,858

11.   Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three- and nine-month periods ended December 31, 2006 and 2005. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended December 31,
	(in thousands)
	2006	2005	2006	2005	2006	2005
Service cost	$ 1,834	$ 988	$ 146	$ 150	$ 143	$ 136
Interest cost	3,243	1,511	320	241	318	279
Expected return on plan assets	(3,490)	(1,769)	(56)	(42)	—	—
Amortization of unrecognized loss (gain)	117	43	(8)	(2)	47	42
Amortization of transition obligation	—	—	28	27	—	—
Amortization of unrecognized prior-service cost	39	1	(6)	—	194	194
Net periodic benefit cost	$ 1,743	$ 774	$ 424	$ 374	$ 702	$ 651

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Service cost	$ 5,503	$ 2,964	$ 437	$ 450	$ 429	$ 408
Interest cost	9,728	4,533	959	723	955	837
Expected return on plan assets	(10,470)	(5,307)	(169)	(126)	—	—
Amortization of unrecognized loss (gain)	350	129	(25)	(6)	141	126
Amortization of transition obligation	—	—	84	81	—	—
Amortization of unrecognized prior-service cost	117	3	(18)	—	583	582
Net periodic benefit cost	$ 5,228	$ 2,322	$ 1,268	$ 1,122	$ 2,108	$ 1,953

The Company expects to contribute $7.9 million and $2.3 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2007, of which $6.4 million and $1.2 million, were contributed during the nine-month period ended December 31, 2006.

12.   Operating Segments

As discussed in Note 1, on October 2, 2006, the Company implemented a new organizational operating structure which realigned its three operating groups into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems (SS) Segment and the Technical Services (TS) Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. Prior-year balances and results of operations for the C4I Group, SR Group and S3 Group have been reclassified to reflect this management reporting change.

In connection with the realignment the Company recorded net severance-related charges of $3.7 million during the second quarter of fiscal 2007.  During the third quarter of fiscal 2007 approximately $2.2 million of the reserve was utilized, net of additions of $0.2 million.  The Company expects the payments to be substantially complete by the end of the fourth quarter of fiscal 2007.

The Command, Control, Communications and Intelligence (C4I) Segment is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare and network systems, and high-speed digital data and imaging systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, and unmanned vehicles and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, and diagnostics and vehicle electronics.

The Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, aircraft weapons alignment systems and

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

image intensification (I2 ) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services.

The Sustainment Systems (SS) Segment designs, engineers and manufactures integrated military electronics, equipment transporters, environmental control systems, fuel and water distribution systems, power generators and power supplies primarily for the U.S. Department of Defense and allied military forces.

The Technical Services (TS) Segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, and vehicle armor kits for military, humanitarian, disaster recovery and emergency responder applications.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

		RSTA	SS	TS
	C4I Segment	Segment	Segment	Segment	Other	Total
	(in thousands)
Three Months Ended December 31, 2006
Total revenues	$268,816	$167,910	$104,004	$152,409	$—	$693,139
Intersegment revenues	(763)	(1,124)	(8,010)	(2,881)	—	(12,778)
External revenues	$268,053	$166,786	$95,994	$149,528	$—	$680,361
Operating income	$27,669	$20,588	$17,039	$11,390	$(59)	$76,627
Total assets	1,245,035	464,241	1,300,872	988,539	165,954	4,164,641
Depreciation and amortization	6,015	3,379	4,840	3,311	1,214	18,759
Capital expenditures	4,750	2,179	1,629	642	1,695	10,895
Three Months Ended December 31, 2005
Total revenues	$276,607	$114,240	$—	$—	$—	$390,847
Intersegment revenues	(747)	(610)	—	—	—	(1,357)
External revenues	$275,860	$113,630	$—	$—	$—	$389,490
Operating income (loss)	$31,101	$13,744	$—	$—	$(18)	$44,827
Total assets	1,195,024	380,074	—	—	316,775	1,891,873
Depreciation and amortization	6,260	3,446	—	—	1,072	10,778
Capital expenditures	3,502	4,704	—	—	1,851	10,057
Nine Months Ended December 31, 2006
Total revenues	$815,150	$433,975	$319,436	$504,909	$—	$2,073,470
Intersegment revenues	(3,406)	(3,825)	(39,109)	(4,966)	—	(51,306)
External revenues	$811,744	$430,150	$280,327	$499,943	$—	$2,022,164
Operating income	$88,072	$46,412	$41,654	$36,578	$784	$213,500
Total assets	1,245,035	464,241	1,300,872	988,539	165,954	4,164,641
Depreciation and amortization	18,790	10,755	13,424	10,397	3,756	57,122
Capital expenditures	18,270	8,368	4,262	2,895	4,318	38,113
Nine Months Ended December 31, 2005
Total revenues	$797,285	$295,936	$—	$—	$—	$1,093,221
Intersegment revenues	(1,445)	(1,897)	—	—	—	(3,342)
External revenues	$795,840	$294,039	$—	$—	$—	$1,089,879
Operating income (loss)	$84,372	$36,544	$—	$—	$(2,454)	$118,462
Total assets	1,195,024	380,074	—	—	316,775	1,891,873
Depreciation and amortization	18,587	10,201	—	—	2,931	31,719
Capital expenditures	11,181	11,008	—	—	4,122	26,311

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

13.   Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2006	2005
	(in thousands)
Cash paid for:
Income taxes	$31,003	$35,624
Interest	$85,487	$43,038	*
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition costs for business combinations, net	$—	$11,848
Acquisition earn-out - Night Vision Systems, Inc.	$6,627	$—
Acquisition earn-out - WalkAbout	$279	$—
Contribution of fixed assets to joint venture	$1,000	$—

*                    Excludes the advanced interest of $2.0 million that was repaid in conjunction with the semi-annual interest payments on the 6 7/8% senior subordinated notes. See Note 8 to the Company’s Consolidated Financial Statements for the year ended March 31, 2006.

14.   Cash Dividends on DRS Common Stock

On November 2, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 29, 2006 to stockholders of record as of December 15, 2006. Cash dividends paid for the three- and nine-month periods ended December 31, 2006 were  $1.2 million and $3.6 million, respectively. On February 8, 2007,  the Board of Directors declared a $0.03 per common share cash dividend, payable on March 30, 2007 to stockholders of record as of March 15, 2007.

15.   Contingencies and Related Party Transactions

Contingencies—Various legal actions, claims, assessments and other contingencies arising out of previous business combinations and arising in the normal course of the Company’s business, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $4.4 million and $4.3 million at December 31, 2006 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on the Company’s ongoing analysis of various factual, legal and equitable considerations it has recorded an accrual of $11.8 million against goodwill reflecting the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although the ultimate amount of liability at December 31, 2006 that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan (the “NPS EE/CA”) under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In the Company’s view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of the Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “alternative EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine site.

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

In connection with the Company’s acquisition of Engineered Support Systems, Inc. (“ESSI”) in January 2006, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below.

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

In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS. As a part of its investigation, the SEC issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents. In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division alleging that ESSI’s former Chief Financial Officer and former controller participated in a backdating scheme.  The SEC reported that the former controller had settled this action by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised the Company that ESSI is not a target. Because the events being investigated occurred prior to the time of the Company’s acquisition of ESSI, the U.S. Attorney’s office has further advised the Company that it considers DRS to be a witness, not a subject or target of its investigation.

The Company is committed to full cooperation with regard to the foregoing investigations. The Company is unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, the investigations could have on the Company.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

In September 2006, ESSI was advised that the Internal Revenue Service was commencing an audit of its Federal tax return for the fiscal year ended October 31, 2004. In January 2007, ESSI was advised that the Internal Revenue Service had expanded its audit to include ESSI’s Federal tax returns for the tax periods ended October 31, 2005 and January 31, 2006. In connection  with these audits, ESSI has received several information document requests (“IDRs”) asking for specific information relating to stock option deductions provided therein. The Company is cooperating with this process.

The Company has recorded an accrual against goodwill to reflect the likely disallowance of certain compensation deductions taken on several of ESSI’s previous State and Federal income tax returns. Principally, this adjustment was made to account for Internal Revenue Code Section 162(m) and its limitations on the deductibility of certain non-performance based compensation.

In July 2006, DRS and one of the Company’s subsidiaries, DRS Training and Control Systems, Inc. (“TCS”) were each issued a subpoena by the United States District Court for the Northern District of Florida (“Florida District Court”). The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (“DOJ”) and require TCS to produce certain documents related to an investigation the Company believes involves allegations of anticompetitive activity in certain international markets. In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. The Company has cooperated with the DOJ in producing documents in response to the subpoenas. The Company has commenced an internal investigation regarding this matter, which the Company expects to continue through the conclusion of the DOJ’s investigatory process.

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

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our Board is of counsel, provided legal services to the Company during the nine months ended December 31, 2006 and 2005. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the nine months ended December 31, 2006 and 2005 were $3.0 million and $2.2 million, respectively.

Kronish Lieb Weiner & Hellman LLP, a law firm of which Alison Newman, sister of Mark S. Newman, is a partner, provided legal services to the Company during the nine months ended December 31, 2005. The Company paid fees to Kronish Lieb Weiner & Hellman LLP of $0.2 million for the nine months ended December 31, 2005.

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

The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of December 31, 2006 and March 31, 2006, the Condensed Consolidating Statements of Earnings for the three- and nine-month periods ended December 31, 2006 and 2005, and the Condensed Consolidating Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 presents:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements  (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$30,117	$(2,006)	$21,440	$—	$49,551
Accounts receivable, net	4	476,902	26,191	—	503,097
Inventories, net	(5,709)	330,193	39,496	—	363,980
Prepaid expenses and other current assets	6,237	115,179	12,466	(7,267)	126,615
Intercompany receivables	2,095,317	—	24,115	(2,119,432)	—
Total current assets	2,125,966	920,268	123,708	(2,126,699)	1,043,243
Property, plant and equipment, net	14,612	201,285	9,194	—	225,091
Acquired intangibles, net	—	204,546	553	—	205,099
Goodwill	24,115	2,570,195	39,655	—	2,633,965
Deferred income taxes and other noncurrent assets	48,948	8,076	10,151	(9,932)	57,243
Investment in subsidiaries	1,147,206	46,643	—	(1,193,849)	—
Total assets	$3,360,847	$3,951,013	$183,261	$(3,330,480)	$4,164,641
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$196	$2,204	$—	$5,150
Accounts payable	5,783	205,419	19,113	—	230,315
Accrued expenses and other current liabilities	54,175	401,765	30,256	(7,218)	478,978
Intercompany payables	—	888,972	23,828	(912,800)	—
Total current liabilities	62,708	1,496,352	75,401	(920,018)	714,443
Long-term debt, excluding current installments	1,842,923	3,295	8,291	—	1,854,509
Other liabilities	4,230	126,995	23,410	(9,931)	144,704
Total liabilities	1,909,861	1,626,642	107,102	(929,949)	2,713,656
Total stockholders’ equity	1,450,986	2,324,371	76,159	(2,400,531)	1,450,985
Total liabilities and stockholders’ equity	$3,360,847	$3,951,013	$183,261	$(3,330,480)	$4,164,641

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$624,840	$59,936	$(4,415)	$680,361
Cost and expenses	18	551,798	56,335	(4,417)	603,734
Operating income	(18)	73,042	3,601	2	76,627
Interest income	300	21	49	—	370
Interest and related expense	30,036	83	149	—	30,268
Other income (expense), net	(114)	87	98	—	71
Management fees	701	(661)	(40)	—	—
Royalties	526	—	(526)	—	—
Intercompany interest	24,728	(24,651)	(77)	—	—
Earnings before non-controlling interest and income taxes	(3,913)	47,755	2,956	2	46,800
Non-controlling interest	—	—	131	—	131
Earnings before income taxes	(3,913)	47,755	2,825	2	46,669
Income taxes	(974)	11,974	573	2	11,575
Earnings from subsidiary entities	38,033	—	—	(38,033)	—
Net earnings	$35,094	$35,781	$2,252	$(38,033)	$35,094

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$344,049	$51,528	$(6,087)	$389,490
Cost and expenses	19	301,347	49,372	(6,075)	344,663
Operating income	(19)	42,702	2,156	(12)	44,827
Interest income	2,163	(3)	123	—	2,283
Interest and related expense	12,432	43	(17)	—	12,458
Other income (expense), net	26	(204)	37	7	(134)
Management fees	561	(513)	(48)	—	—
Royalties	360	—	(360)	—	—
Intercompany interest	5,825	(5,990)	165	—	—
Earnings before non-controlling interest and income taxes	(3,516)	35,949	2,090	(5)	34,518
Non-controlling interest	—	—	477	—	477
Earnings before income taxes	(3,516)	35,949	1,613	(5)	34,041
Income taxes	(1,527)	15,079	750	(5)	14,297
Earnings from subsidiary entities	21,733	—	—	(21,733)	—
Net earnings	$19,744	$20,870	$863	$(21,733)	$19,744

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,853,484	$181,900	$(13,220)	$2,022,164
Cost and expenses	(899)	1,654,184	168,611	(13,232)	1,808,664
Operating income	899	199,300	13,289	12	213,500
Interest income	691	69	108	—	868
Interest and related expense	90,081	240	468	—	90,789
Other income (expense), net	(53)	125	(73)	—	(1)
Management fees	2,151	(2,030)	(121)	—	—
Royalties	1,666	—	(1,666)	—	—
Intercompany interest	74,608	(74,341)	(267)	—	—
Earnings before non-controlling interest and income taxes	(10,119)	122,883	10,802	12	123,578
Non-controlling interest	—	—	1,089	—	1,089
Earnings before income taxes	(10,119)	122,883	9,713	12	122,489
Income taxes	(3,384)	41,038	3,240	12	40,906
Earnings from subsidiary entities	88,318	—	—	(88,318)	—
Net earnings	$81,583	$81,845	$6,473	$(88,318)	$81,583

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$946,165	$159,614	$(15,900)	$1,089,879
Cost and expenses	2,455	835,122	149,714	(15,874)	971,417
Operating income	(2,455)	111,043	9,900	(26)	118,462
Interest income	5,907	54	267	—	6,228
Interest and related expense	36,849	126	(16)	—	36,959
Other income (expense), net	85	(140)	(407)	16	(446)
Management fees	1,614	(1,485)	(129)	—	—
Royalties	1,390	—	(1,390)	—	—
Intercompany interest	19,149	(19,645)	496	—	—
Earnings before non-controlling interest and income taxes	(11,159)	89,701	8,753	(10)	87,285
Non-controlling interest	—	—	1,559	—	1,559
Earnings before income taxes	(11,159)	89,701	7,194	(10)	85,726
Income taxes	(4,291)	34,541	2,770	(10)	33,010
Earnings from subsidiary entities	59,584	—	—	(59,584)	—
Net earnings	$52,716	$55,160	$4,424	$(59,584)	$52,716

p

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$41,512	$(708)	$20,850	$—	$61,654
Cash Flows from Investing Activities
Capital expenditures	(4,423)	(30,675)	(3,015)	—	(38,113)
Payments pursuant to business combinations, net of cash acquired	(8,608)	(1,153)	—	—	(9,761)
Other, net	85	323	—	—	408
Net cash used in investing activities	(12,946)	(31,505)	(3,015)	—	(47,466)
Cash Flows from Financing Activities
Borrowings of long-term debt	30,000	—	459	—	30,459
Repayments of long-term debt	(2,063)	(177)	(1,183)	—	(3,423)
Proceeds from exercise of stock options	8,517	—	—	—	8,517
Excess tax benefit realized from share-based payment arrangements	2,258	—	—	—	2,258
Dividends paid	(3,619)	—	—	—	(3,619)
Other	—	245	—	—	245
Parent company	(49,447)	49,659	(212)	—	—
Net cash (used in) provided by financing activities	(14,354)	49,727	(936)	—	34,437
Effect of exchange rates on cash and cash equivalents	—	—	(367)	—	(367)
Net increase in cash and cash equivalents	14,212	17,514	16,532	—	48,258
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908		1,293
Cash and cash equivalents, end of period	$30,117	$(2,006)	$21,440	$—	$49,551

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,344	$30,787	$18,323	$—	$59,454
Cash Flows from Investing Activities
Capital expenditures	(4,123)	(20,653)	(1,535)	—	(26,311)
Payments pursuant to business combinations, net of cash acquired	(54,489)	—	—	—	(54,489)
Other	22	(180)	1,126	—	968
Net cash used in investing activities	(58,590)	(20,833)	(409)	—	(79,832)
Cash Flows from Financing Activities
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(681)	—	—	—	(681)
Repayments of long-term debt	(31,771)	(266)	—	—	(32,037)
Proceeds from exercise of stock options	9,750	—	—	—	9,750
Dividends paid	(2,508)	—	—	—	(2,508)
Parent company	15,731	(1,814)	(13,917)	—	—
Net cash used in financing activities	(11,465)	(2,080)	(13,917)	—	(27,462)
Effects of exchange rates on cash and cash equivalents	—	—	654	—	654
Net (decrease) increase in cash and cash equivalents	(59,711)	7,874	4,651	—	(47,186)
Cash and cash equivalents, beginning of period	300,788	(8,272)	14,336	—	306,852
Cash and cash equivalents, end of period	$241,077	$(398)	$18,987	$—	$259,666

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

In September of 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires recognition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation and, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax (a component of stockholders’ equity). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending March 31, 2007. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for DRS’s fiscal year ending March 31, 2009. Based on the Company’s unfunded obligations as of March 31, 2006, had the adoption of SFAS 158 been effective on that date, the result would have been to increase the Company’s total liabilities by approximately $36.9 million, increase deferred tax assets by approximately $14.5 million and to reduce total stockholders’ equity by approximately $22.4 million. The adoption of SFAS No. 158 is not expected to have an impact on the Company’s debt covenants.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Upon adoption, SAB 108 permits registrants to adjust prior year financial statement errors as of the beginning of this fiscal year that were immaterial under a company’s previous method of evaluating errors but material under the method prescribed by SAB 108, with an offsetting adjustment to the opening balance of retained earnings. After adoption, if a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction would be made in the current period filings. The Company will apply the provision of SAB 108 in the fourth quarter of its fiscal year ending March 31, 2007 retroactively to the beginning of the fiscal year. The Company is currently evaluating the impact of such adoption.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc., and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a discussion of acquisition activity and a company overview, followed by summaries of defense industry considerations and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Operations.” We then provide an analysis of cash flows and discuss our financial commitments under “Liquidity and Capital Resources” and “Contractual Obligations,” respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2006 Annual Report on Form 10-K.

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

Business Combinations

On January 31, 2006 we completed our acquisition of Engineered Support Systems, Inc. (ESSI) for $1.93 billion in cash and DRS common stock. In the transaction, a wholly-owned subsidiary of DRS was merged with ESSI, forming our Sustainment Systems (SS) and Technical Services (TS) operating segments. ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. The addition of ESSI has contributed a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment.

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our Command, Control, Communications, Computers and Intelligence (C4I) Segment.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced our existing intelligence product base. Codem is being managed as part of our C4I Segment.

Company Overview

DRS is a supplier of defense electronic products, systems and military support services. We provide high technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets.

On October 2, 2006, we implemented a new organizational operating structure that realigned our three operating groups: the Command, Control, Communications, Computer and Intelligence Group, the Surveillance & Recconnaisance Group and the Sustainment Systems & Services Group, into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems (SS) Segment and the Technical Services (TS) Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by segment have been reclassified to reflect the new operating segment structure.

The C4I Segment is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare and network systems, and high-speed digital data and imaging systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, and unmanned vehicles and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, and diagnostics and vehicle electronics.

The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, aircraft weapons alignment systems and image intensification (I2 ) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services.

The SS Segment designs, engineers and manufactures integrated military electronics equipment transporters, environmental control systems, fuel and water distribution systems, power generators and power supplies primarily for the U.S. Department of Defense and allied military forces.

The TS Segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, and vehicle armor kits for military, humanitarian, disaster recovery and emergency responder applications.

On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Segment, was consolidated into an operating unit of the TS Segment to achieve certain operating synergies. For the three- and nine-month periods ended December 31, 2005 the operating unit recorded $3.7 million and $14.0 million in revenues, respectively, and $0.3 million and $0.7 million in operating income, respectively, and had $9.3 million of assets at December 31, 2005, which was considered immaterial for purposes of restating prior year goodwill balances and segment information for the C4I Segment and the TS Segment.

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

We believe DoD budgets continue to experience increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to command, control, communications, and computers (C4), and Intelligence, Surveillance and Reconnaissance (ISR). Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2006 Annual Report on Form 10-K. Except for the change in our accounting for share-based payments described below, there were no significant changes in the Company’s critical accounting policies during the nine months ended December 31, 2006. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
			Percent				Percent
	2006	2005	Change		2006	2005	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$680,361	$389,490	74.7%		$2,022,164	$1,089,879	85.5%
Operating income	$76,627	$44,827	70.9%		$213,500	$118,462	80.2%
Bookings	$1,102,874	$304,151	262.6%		$2,800,243	$1,422,620	96.8%
Other significant financial metrics
Interest and related expenses	$30,268	$12,458	143.0%		$90,789	$36,959	145.6%
Income taxes	$11,575	$14,297	(19.0%	)	$40,906	$33,010	23.9%
Significant liquidity metrics (A)
Free cash flow	$18,430	$14,408	27.9%		$23,541	$33,143	(29.0%	)
EBITDA	$95,326	$54,994	73.3%		$269,532	$148,176	81.9%

(A)       See Liquidity and Capital Resources and Use of Non-GAAP Financial Measures for additional discussion and information.

Three- and Nine-Month Periods Ended December 31, 2006, Compared with the Three- and Nine-Month Periods Ended December 31, 2005

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended December 31, 2006 increased $290.9 million and $31.8 million, respectively, to $680.4 million and $76.6 million, respectively, as compared with the corresponding period in the prior year. The primary driver of increased revenues was our acquisition of ESSI which contributed incremental (current quarter over corresponding prior year quarter) revenues of $241.9 million. Also contributing to the increase in revenues in comparison to the same period in the prior year were increased shipments of uncooled thermal weapons sights,  ground-based target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, thermal imaging systems and chassis modernization kits. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, and decreased shipments of airborne training pods, combat display workstations, formation flying avionics and lower revenues from commercial nuclear control cabinets.

The growth in operating income in the third quarter of fiscal 2006, as compared with the corresponding prior year period, was due primarily to our acquisition of ESSI which contributed incremental operating income of $28.3 million, the overall increase in revenues, and strong margins from our power systems business. Partially offsetting the overall increase in operating income for the three months ended December 31, 2006, were overall lower margins from our intelligence business and lower margins on certain rugged computer systems. See Operating Segments discussion below for additional information.

Consolidated revenues and operating income for the nine-month period ended December 31, 2006 increased $932.3 million and $95.0 million, respectively, to $2.0 billion and $213.5 million, respectively, as compared with the corresponding period in the prior year. The primary driver of the overall increase in revenues, as compared to the same period in the prior year was our acquisition of ESSI and our June 27, 2005 acquisition of WalkAbout, which together contributed incremental (current year to date over corresponding prior year to date) revenues of $772.8 million.  Also contributing to the increase in revenues were increased shipments of target acquisition and missile control subsystems, uncooled thermal weapons sights, chassis modernization kits, higher engineering and development revenue from a naval infrared search and track program and greater shipments of thermal imaging systems. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, decreased shipments of combat display workstations and the cancellation of a test range support program. Also we had decreased shipments of secure voice systems and mission recorders.

The growth in operating income for the nine months ended December 31, 2006, as compared with the corresponding prior year period, was due primarily to the overall increase in revenues from our acquisition of ESSI which contributed incremental operating income of $77.5 million, higher revenues in our RSTA Segment and strong margins from our power systems business. Partially offsetting the overall increase in operating income for the nine months ended December 31, 2006 were overall net lower margins from our intelligence business and certain rugged computer systems. During the fiscal 2007 period we also recorded $3.7 million of severance-related costs related to the new organizational operating structure announced October 2, 2006. See Operating Segments discussion below for additional information.

As described in Note 4 to our unaudited Consolidated Financial Statements, we adopted SFAS 123R effective April 1, 2006 using the modified prospective method. In the three- and nine-month periods ended December 31, 2006, we recorded total share-based costs related to stock options and nonvested stock of $2.8 million and $8.9 million, respectively, $2.7 million and $8.2 million, respectively, which was charged to operating income. At  December 31, 2006, there was $9.5 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 2.3 years. As of December 31, 2006, total unrecognized compensation costs related to non-vested stock awards was $13.4 million which is expected to be recognized over a weighted average remaining period of 2.2 years.

As a result of applying SFAS 123R, our earnings before income taxes for the three-and-nine month periods ended December 31, 2006 were $1.2 million and $5.0 million lower, respectively, and net earnings during the same periods were $0.7 million lower and $3.0 million lower, respectively, than if we had continued to account for share-based compensation under Accounting Principles Bulletin (APB) No. 25.

Basic earnings per share for the three- and nine-month periods ended December 31, 2006 would have been $0.90 per share and $2.13 per share, respectively, and diluted earnings per share would have been $0.88 and $2.08, respectively, if we had not adopted SFAS 123R. For the three-and nine-month periods ended December 31, 2006 we reported basic earnings per share of $0.88 and $2.05, respectively, and diluted earnings per share of $0.86 and $2.01, respectively.

Bookings   We define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended December 31, 2006 increased $798.7 million, versus the same period in the prior year, to $1.1 billion. The primary driver of the increase was our acquisition of ESSI which contributed incremental bookings of $302.6 million, as well as strong bookings for ground-based target acquisition and missile control subsystems and thermal imaging systems in our RSTA Segment.

Bookings for the nine-month period ended December 31, 2006 increased $1.38 billion, versus the same period in the prior year, to $2.8 billion. The primary drivers of the increase was our ESSI acquisition which contributed incremental bookings of $969.7 million, and to strong bookings for ground-based target acquisition and missile control subsystems and thermal imaging systems in our RSTA Segment.

Interest and related expenses   Interest and related expenses increased $17.8 million and $53.8 million for the three- and nine-month periods ended December 31, 2006, respectively, as compared with the same period in the prior year, to $30.3 million and $90.8 million, respectively. The increase in interest and related expenses is primarily the result of an increase in our average borrowings outstanding for the three- and nine-month periods ended December 31, 2006, as compared with the corresponding period in the prior year. In connection with our acquisition of ESSI our average borrowings increased due to our January 31, 2006 issuance of $350 million of 6 5/8% senior notes, $250 million issuance of 7 5/8% senior subordinated notes, $300 million 2% senior convertible notes and the February 8, 2006 exercise of an over-allotment option for an additional $45 million 2% senior convertible notes. In addition there was $70.0 million outstanding against our revolving line of credit at December 31, 2006 (see Liquidity and Capital Resources below). We had no borrowings outstanding under our revolving credit facility at December 31, 2005.

Income taxes   The provision for income taxes for the three- and nine-month periods ended December 31, 2006, reflected an effective income tax rate of approximately 24.8% and 33.4%, respectively, as compared with 42.0% and 38.5%, respectively, in the same periods last year. Our effective tax rate was lower this period primarily due to recording a discrete cumulative benefit for certain export sales that were identified as qualifying transactions pursuant to the Extraterritorial Income Exclusion, the reinstatement of the Research & Development Credit and the reduction in state tax expense resulting from internal integration and operational realignment, as well as other items of individual insignificance. Excluding any discrete items that may be recognized in the fourth quarter, we anticipate that our effective income tax rate for the year ending March 31, 2007, will approximate 35%, inclusive of discrete items incurred through December 31, 2006 and will approximate 38.8% without taking into account discrete items.

Operating Segments

The following table sets forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the corresponding prior year:

	Three Months Ended December 31,		Three Months Ended Percent Changes	Nine Months Ended December 31,		Nine Months Ended Percent Changes
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
	(in thousands, except for percentages)
C4I
Revenues	$268,053	$275,860	(2.8)%	$811,744	$795,840	2.0%
Operating income	$27,669	$31,101	(11.0)%	$88,072	$84,372	4.4%
Operating margin	10.3%	11.3%	(8.4)%	10.8%	10.6%	2.3%
RSTA
Revenues	$166,786	$113,630	46.8%	$430,150	$294,039	46.3%
Operating income	$20,588	$13,744	49.8%	$46,412	$36,544	27.0%
Operating margin	12.3%	12.1%	1.7%	10.8%	12.4%	(12.9)%
SS
Revenues	$95,994	N/A	N/A	$280,327	N/A	N/A
Operating income	$17,039	N/A	N/A	$41,654	N/A	N/A
Operating margin	17.8%	N/A	N/A	14.9%	N/A	N/A
TS
Revenues	$149,528	N/A	N/A	$499,943	N/A	N/A
Operating income	$11,390	N/A	N/A	$36,578	N/A	N/A
Operating margin	7.6%	N/A	N/A	7.3%	N/A	N/A
Other
Operating loss	$(59)	$(18)	(227.8)%	$784	$(2,454)	131.9%

Three-Month Period Ended December 31, 2006, Compared with the Three-Month Period Ended December 31, 2005

C4I Segment   Revenues decreased $7.8 million, or 2.8%, to $268.1 million for the three-month period ended December 31, 2006, as compared with the corresponding prior-year period. Operating income decreased $3.4 million, or 11.0%, to $27.7 million. The decrease in revenue was principally attributable to decreased shipments of airborne training pods, combat display workstations, formation flying avionics and lower revenues from commercial nuclear control cabinets, the cancellation of a test range support program and the April 1, 2006, transfer of the TSI operating unit to the TS Segment as described in Note 6 to our unaudited consolidated financial statements included herein. Partially offsetting the lower revenue were increased shipments of chassis modernization kits, surface search radars, reactor monitoring equipment and power conversion equipment and higher engineering and development revenue from a naval infrared search and track program.

The decrease in operating income for the three-months ended December 31, 2006, as compared to the corresponding period in the prior year, were due to lower margins at certain of our intelligence businesses and certain rugged computer systems shipped under a new contract with unit prices lower than the previous contract. Partially offsetting our overall lower operating income was improved margins from our power systems business.

RSTA Segment   Revenues increased $53.2 million, or 46.8%, to $166.8 million for the three-month period ended December 31, 2006, as compared with the corresponding prior-year period. Operating income increased $6.8 million, or 49.8%, to $20.6 million. The increase in revenues was primarily attributable to increased shipments of uncooled thermal weapons sights, ground-based target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, and thermal imaging systems. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services and laser aimers and illuminator products.

The increase in operating income for the three-month period ended December 31, 2006, as compared with the corresponding period in the prior year was largely due to higher overall revenues.

SS Segment   The SS Segment, which consists of operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues of $96.0 million and operating income of $17.0 million. The primary revenue and operating income drivers during the period were demand for a heavy equipment transport refurbishment program for the U.S. Army, and increased shipments of tactical quiet generator sets and battlefield digital command, control and communication systems.

TS Segment   The TS Segment, which consists substantially of operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues of $149.5 million and operating income of $11.4 million. The primary revenue and operating income drivers in the segment were demand for equipment and services provided under the Rapid Response (R2) program, defense satellite transmission services, mobile power generation and distribution equipment for the U.S. Air Force and tactical force and equipment security systems for the U.S. Army. Typical margins on contracts within this segment are from 5% to 8%.

Other   The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Nine-Month Period Ended December 31, 2006, Compared with the Nine-Month Period Ended December 31, 2005

C4I Segment   Revenues increased $15.9 million, or 2.0%, to $811.7 million for the nine-month period ended December 31, 2006, as compared with the corresponding prior-year period. Operating income increased $3.7 million, or 4.4%, to $88.1 million. The increase in revenue was largely attributable to increased shipments of chassis modernization kits, higher engineering and development revenue from a naval infrared search and track program, increased shipments of reactor monitoring equipment and power conversion equipment, as well as higher revenues from unmanned aerial vehicles, a cable assembly, cleaning and refurbishment programs and the April 1, 2006, transfer of the TSI operating unit to the TS Segment as described in Note 6 to our unaudited consolidated financial statements included herein. Our June 27, 2005 acquisition of WalkAbout contributed incremental revenues of $5.3 million to the nine-month period ended December 31, 2006. Partially offsetting the overall increase in revenues were decreased shipments of combat display workstations, the cancellation of a test range support program, lower volume from secure voice systems, mission recorders and rugged computer systems.

The increase in operating income for the nine-month period ended December 31, 2006, as compared to the corresponding period in the prior year, was driven primarily by improved margins in our Power Systems business, offset, in part, by lower margins from C4I’s intelligence business and on certain rugged computer systems under a new contract.

RSTA Segment   Revenues increased $136.1 million, or 46.3%, to $430.2 million for the nine-month period ended December 31, 2006, as compared with the corresponding prior-year period. Operating income increased $9.9 million, or 27.0%, to $46.4 million. The increase in revenues was primarily attributable to increased shipments of ground-based target acquisition and missile control subsystems, uncooled thermal weapons sights, thermal imaging systems, vision enhancement equipment for ground-based vehicles, and subsystems for a long-range surveillance system. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, and laser aimers and illuminators.

The increase in operating income for the nine-month period ended December 31, 2006, as compared with the corresponding period in the prior year was largely due to higher overall revenues, offset in part by low margins on a thermal weapon site program that is in the beginning of its product life cycle and $2.0 million in severance-related costs related to the new organizational operating structure announced October 2, 2006.

SS Segment   The SS Segment, recorded revenues of $280.3 million and operating income of $41.7 million. The primary revenue and operating income drivers were demand for a heavy equipment transport refurbishment program for the U.S. Army, and an increase in shipments of tactical quiet generator sets and battlefield digital command control and communication systems. Operating income for the nine months ended December 31, 2006, was unfavorably impacted by $1.2 million in severance-related costs related to the new organizational operating structure announced October 2, 2006.

TS Segment   The TS Segment, recorded revenues of $499.9 million and operating income of $36.6 million. The primary revenue and operating income drivers in the segment were demand for equipment and services provided under the Rapid Response (R2) program, defense satellite transmission services, add-on commercial vehicle armor kits and mobile power generation and distribution equipment for the U.S. Air Force. Operating income for the nine months ended December 31, 2006, was unfavorably impacted by $0.5 million in severance-related costs related to the new organizational operating structure announced October 2, 2006. Typical margins on contracts within this segment are from 5% to 8%.

Other   During the nine months ended December 31, 2006, we realized a $1.3 million gain on the collection of a note receivable that had previously been partially reserved, partially offset by certain non-allocable general and administrative expenses at DRS corporate. The $2.5 million operating loss in Other in the nine-month period ended December 31, 2005 was driven primarily by a $2.0 million accrual recorded in the period in connection with a litigation reserve.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$61,654	$59,454
Net cash used in investing activities	$(47,466)	$(79,832)
Net cash provided by (used in) financing activities	$34,437	$(27,462)

Operating activities   During the nine months ended December 31, 2006, we generated $61.7 million of operating cash flow, $2.2 million more than the $59.5 million of operating cash flow generated in the same period in the prior year. Net earnings increased $28.9 million to $81.6 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $37.3 million over the corresponding prior fiscal period, driven primarily by increased depreciation of fixed assets and amortization of intangible assets related to our acquisition of ESSI, increased share-based compensation due to the application of SFAS 123R and a decrease in net deferred tax assets.

Changes in assets and liabilities, net of effects from business combinations, used $93.5 million in cash for the nine months ended December 31, 2006. Accounts payable provided $3.3 million of cash during the period. Accounts receivable used $69.5 million of cash as net billings exceeded collections. Inventories used $44.3 million of cash as inventories increased in certain of our electro-optical infrared sighting and targeting businesses, offset, in part, by decreased inventories within certain tactical computing businesses. Accrued expenses and other current liabilities used $6.8 million of cash. A net reduction in certain contract related reserves were offset by increases in income taxes payable, as income tax expense exceeded related payments, and in certain compensation and warranty related accruals. Customer advances increased and net prepaid expenses and other current assets decreased generating $7.6 million and $13.9 million in cash, respectively. The $13.9 million in cash generated by the decrease in net prepaid expenses and other current assets resulted primarily from the collection of $30.6 million in ESSI income tax refunds, partially offset by $13.7 million of vendor advances.

Investing activities   We paid $38.1 million for capital improvements during the nine months ended December 31, 2006, as compared with $26.3 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $50.0 million to $60.0 million in fiscal 2007, as we continue to upgrade our facilities and integrate recent acquisitions into our existing businesses. Payments pursuant to business combinations totaled $9.8 million driven by $7.1 million and $1.2 million of additional consideration paid to satisfy earn-out obligations related to our acquisitions of DKD, Inc. (now operating as a component of DRS Sensors & Targeting Systems, Inc.) and Codem System, Inc. (now operating as DRS Codem Systems, Inc.), respectively, and $1.5 million in ESSI acquisition-related payments.

Financing activities   For the nine months ended December 31, 2006, financing activities generated $34.4 million in cash. We also received $10.8 million from the exercise of stock options and related excess tax benefits and paid $3.6 million in cash dividends. We also made scheduled repayments under various long-term debt arrangements of $3.4 million during the first nine months of fiscal 2007.

Simultaneously with the closing of our acquisition of ESSI, on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. Net borrowings on our revolving line of credit under our credit facility during the nine months ended December 31, 2006, were $30.0 million. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of our non-guarantor subsidiaries’ capital stock.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of December 31, 2006, $45.2 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.4 million in letters of credit and bank guarantees, respectively, as of December 31, 2006, were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At December 31, 2006 approximately $43.0 million and $0.4 million in letters of credit and bank guarantees, respectively, are due within one year. At December 31, 2006, we had $286.1 million of availability under our revolving line of credit.

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

On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 2013 (the December 2004 Notes). The December 2004 Notes were offered as additional debt securities under the Company’s indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes.

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

Accrued interest expense at December 31, 2006 and March 31, 2006 was approximately $28.9 million and $27.3 million, respectively.

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

Equity   On November 2, 2006, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 29, 2006 to stockholders of record as of December 15, 2006. On February 8, 2007,  the Board of Directors declared a $0.03 per common share cash dividend, payable on March 30, 2007 to stockholders of record as of March 15, 2007.

Free Cash Flow   Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended December 31, 2006 was $18.4 million or $4.0 million more than $14.4 million in the corresponding period in the prior year. Free cash flow for the nine-month period ended December 31, 2006 was $23.5 million or $9.6 million less than $33.1 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

EBITDA   Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended December 31, 2006 was $95.3 million, or $40.3 million greater than the $55.0 million in the corresponding period in the prior year. EBITDA for the nine-month period ended December 31, 2006 was $269.5 million, or $121.3 million greater than the $148.2 million in the corresponding period in the prior year. See ‘‘Use of Non-GAAP Financial Measures’’ below for additional discussion and information.

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

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes a significant amount of commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular period, or year-to-year comparisons of reported revenues and related backlog positions may not be indicative of future results. Backlog at December 31, 2006 was $3.14 billion, as compared with $2.40 billion at March 31, 2006. We booked $1.1 billion and $2.8 billion in new orders for the three- and nine-month periods ended December 31, 2006.

Internal Research and Development   In addition to customer-sponsored research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended December 31, 2006 and 2005 were $12.6 million and $12.1 million, respectively, and $37.9 million and $33.5 million for the nine-month periods ended December 31, 2006 and 2005, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Net Earnings	$35,094	$19,744	$81,583	$52,716
Income taxes	11,575	14,297	40,906	33,010
Interest income	(370)	(2,283)	(868)	(6,228)
Interest and related expenses	30,268	12,458	90,789	36,959
Depreciation and amortization	18,759	10,778	57,122	31,719
EBITDA (A)	95,326	54,994	269,532	148,176
Income taxes	(11,575)	(14,297)	(40,906)	(33,010)
Interest income	370	2,283	868	6,228
Interest and related expenses	(30,268)	(12,458)	(90,789)	(36,959)
Deferred income taxes	(1,124)	(2)	2,959	(500)
Changes in assets and liabilities, net of effects from business combinations and divestitures	(27,549)	(7,409)	(93,466)	(29,549)
Other, net	4,145	1,354	13,456	5,068
Net cash provided by operating activities	29,325	24,465	61,654	59,454
Capital expenditures	(10,895)	(10,057)	(38,113)	(26,311)
Free cash flow (B)	$18,430	$14,408	$23,541	$33,143

(A)       We define EBITDA as net earnings before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or net cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, business acquisitions, and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

(b) Internal Control Over Financial Reporting.   The addition of the business units added through the acquisition of ESSI on January 31, 2006, resulted in a material change in internal control over financial reporting. The acquired ESSI business units utilize separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting as we integrate the acquired ESSI business units, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising out of previous business combinations and arising in the normal course of our business, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals totaling $4.4 million and $4.3 million at December 31, 2006 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based our ongoing analysis of various factual, legal and equitable considerations we have recorded an accrual of $11.8 million against goodwill reflecting the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although the ultimate amount of liability at December 31, 2006 that may result from those matters for which we have recorded accruals is not ascertainable, we believes that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Inc. (IDT), and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech-Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan (the “NPS EE/CA”) under CERCLA (the ‘‘CERCLA Letter’’) with regards to Operable Unit 1 of the Orphan Mine site. In our view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter has been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “alternative EE/CA”) with regards to Operating Units 1 and 2 of the Orphan Mine site.

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

In connection with our acquisition of Engineered Support Systems, Inc. (“ESSI”) in January 2006, we have been made aware of certain legal actions, claims, assessments and other contingencies, certain of which are described below.

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

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office had each expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS. As a part of its investigation, the SEC issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents. In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division alleging that ESSI’s former Chief Financial Officer and former controller participated in a backdating scheme.  The SEC reported that the former controller had settled this action by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised us that ESSI is not a target. Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney’s office has further advised us that it considers DRS to be a witness, not a subject or target of its investigation.

We are committed to full cooperation with regard to the foregoing investigations. We are unable to determine at this time either the timing of the SEC or U.S. Attorney’s office investigations or the impact, if any, the investigations could have on us.

In September 2006, ESSI was advised that the Internal Revenue Service was commencing an audit of its Federal tax return for the fiscal year ended October 31, 2004. In January 2007, ESSI was advised that the Internal Revenue Service had expanded its audit to include ESSI’s Federal tax returns for the tax periods ended October 31, 2005 and January 31, 2006. In connection with these audits, ESSI has received several information document requests (“IDRs”) asking for specific information relating to stock option deductions provided therein. We are cooperating with this process.

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

DRS TECHNOLOGIES, INC.
Date: February 9, 2007	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider
Chief Financial Officer