Form 10-K
period 2007-03-31
DRS TECHNOLOGIES INC
filed 2007-05-30
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

(973) 898-1500

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock, $.01 par value	New York Stock Exchange Euronext

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The market value of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,741.4 million. The number of shares of common stock outstanding as of May 22, 2007 was 40,717,657.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held August 9, 2007 have been incorporated herein by reference into Part III of this Form 10-K.

i

Item 1.                    Business

References in this Annual Report on Form 10-K to “DRS Technologies,” “DRS,” “the Company,” “we,” “our” and “us” refer to DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests.

General

DRS is a leading supplier of defense electronic products, systems and military support services. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We focus on several key areas of importance to the U.S. Department of Defense (DoD), such as command and control, intelligence, surveillance, reconnaissance, power management, battlefield digitization, advanced communications and networks, military vehicle diagnostics, troop sustainment and technical support. Incorporated in 1968, we have served the defense industry for over 38 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, rugged computer systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. We have contracts that support future military platforms, such as the DDG-1000 Zumwalt destroyer, CVN-78 next-generation aircraft carrier and Future Combat System. We provide sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination systems and heavy equipment transport systems. We also provide support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces and certain foreign militaries, homeland security forces, and selected government and intelligence agencies.

Available Information

The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is (973) 898-1500. Our web address is www.drs.com. We are subject to the informational requirements of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (SEC). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at 100 F Street N.E., Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC’s home page on the Internet at www.sec.gov or at www.drs.com.

We provide free of charge on our web site, under the heading “Investor Info,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

The corporate governance information on our web site includes our Code of Ethics and Code of Business Conduct for all employees of DRS, including senior financial personnel and our Board of Directors. In addition, amendments to and waivers granted to our directors and executive officers under our Code of Ethics, if any, will be posted in this area of our web site. These corporate governance documents can be accessed by visiting our web site and clicking on the “Corporate Info” link followed by the “Ethics Program” link. You can request a copy of our Code of Ethics at no cost by contacting Investor Relations at (973) 898-1500.

Company Organization

On October 2, 2006, we implemented a new organizational operating structure that realigned our three previously existing operating segments—the Command, Control, Communications, Computers & Intelligence Group, the Surveillance & Reconnaissance Group and the Sustainment Systems & Services Group—into four operating segments. The four operating segments are the Command, Control, Communications, Computers & Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in “Other.” All prior-year amounts presented by segment have been reclassified to reflect the new operating structure.

On January 31, 2006, we acquired all of the outstanding stock of Engineered Support Systems, Inc. (ESSI) forming substantially all of our Sustainment Systems and Technical Services segments. The total transaction value was approximately $1.93 billion.

On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology, Inc. (DRS Broadcast). These operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 are included in the Consolidated Statements of Earnings as “Earnings from Discontinued Operations,” which includes a gain on their sale. The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2005. A summary of the operating results of the discontinued operations for the year ended March 31, 2005 is more fully described under Note 1.A. in our Consolidated Financial Statements for the fiscal year ended March 31, 2007.

On November 4, 2003 we acquired all of the outstanding stock of Integrated Defense Technologies, Inc. (IDT).  The business units acquired in connection with the transaction are included within the C4I Segment. The total transaction value was approximately $380.3 million.

Financial information on our reportable business segments is presented in Note 14 of our Consolidated Financial Statements, which are included in this Form 10-K. See Item 8. “Financial Statements and Supplementary Data.” Additional financial data and commentary on the results of operations for the operating segments are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which also is included in this Form 10-K. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

C4I Segment

The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training and electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, and diagnostics and vehicle electronics.

RSTA Segment

The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, and image intensification (I2 ) night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services.

Sustainment Systems Segment

The Sustainment Systems Segment designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the DoD, as well as related heat transfer and air handling equipment, and power generation and distribution equipment for domestic commercial and industrial users. The segment provides these systems primarily for military, humanitarian, disaster recovery and emergency responder applications.

Technical Services Segment

The Technical Services Segment provides engineering services, logistics and training services, advanced technology services, security and asset protection systems and services, telecommunication systems, integration and information technology services, power generation and vehicle armor kits. The segment provides these services for military, intelligence, humanitarian, disaster recovery and emergency responder applications.

Other.   ”Other” includes the activities of DRS Corporate Headquarters and certain of our non-operating subsidiaries.

Industry Background

The U.S. military has worked to meet the changing threats that have evolved since the mid-1980s with a focus on lighter, faster and more intelligent weapons and an emphasis on intelligence, surveillance and reconnaissance. This change in focus followed the end of the Cold War and the subsequent reduction in defense spending, which led to consolidation in the defense industry. Today, we believe the industry is dominated by five domestic prime contractors and a few large European defense companies with an increasing presence in the U.S. markets. These large prime contractors have shifted their business strategies to focus on platforms and systems integration and, consequently, subcontract the development of many systems and subsystems.

Events of the last six years, including the Global War on Terrorism, Operation Enduring Freedom and Operation Iraqi Freedom, have altered the defense and homeland security environment of the United States. We believe these events will likely continue to have a significant impact on the markets for defense and advanced technology products and services for the next several years. The DoD continues to focus on both supporting ongoing operations and transforming our military to confront future threats. We believe that the current military needs and political and global environments will continue to create new opportunities for mid-tier defense companies like DRS to develop strategic relationships directly with the government and with prime contractors. Through these relationships, we believe we can continue to provide essential systems and services, which are capable of meeting the military’s evolving requirements.

Business Strategy

Our goal is to continually improve our position as a leading supplier of defense electronics products and systems. Our strategies to achieve our objectives include:

•                    Leveraging Incumbent Relationships.   We intend to leverage our relationships with government and industry decision-makers by continuing to perform well on our existing contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a “best value” provider for our customers. “Best value” is a DoD contracting theme, which focuses supplier selection on a variety of criteria, including a supplier’s past performance, instead of evaluating suppliers solely on lowest price.

•                    Developing and Expanding Existing Technologies.   Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on technology development. Customer-funded development contracts enable us to work with our customers to develop new technologies and design and manufacture new systems and components, while decreasing our financial risk.

•                    Leveraging Our Ability to Provide a Combination of Services with Products to Better Serve Customers.   We intend to leverage our ability to supplement our product portfolio with life-cycle engineering, product repair and logistics support services to provide a complete, integrated solution to our customers to better serve them.

•                    Continuing to React Quickly to the Changing Defense Environment.    In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, rugged computer and communication systems, to address evolving military requirements, including rapid deployment and containment of non-conventional threats, such as terrorism, and asymmetric warfare.

•                    Capitalizing on the DoD’s Emphasis on Transformation and Modernization.   The DoD has emphasized its goal to transform the U.S. military into a nimble, light and network-centric force. We believe our expertise in electro-optics, power management, training and test, signals intelligence, rugged computers, advanced communications, network systems, sustainment systems and support services fits well into the DoD’s current and future technological focus. We also intend to continue to supply upgrades for force modernization of the current force through back-fit and forward-fit initiatives.

•                    Pursuing Strategic Acquisitions. We plan to continue our participation in the ongoing consolidation of the aerospace and defense industry. Through selective acquisitions, we aim to broaden our existing product base, build on our existing customer relationships and enhance our ability to enter new markets.

•                    Maintaining a Diversified Business Mix.   We have an attractive customer profile and a diverse and broad business mix, with limited reliance on any single program. We also have a balance of cost-reimbursable type, time-and-material type and fixed-price type contracts with significant follow-on business opportunities.

•                    Developing and Retaining Highly Talented Management and Technical Employees.   The success of our businesses, including our ability to retain existing business and to successfully compete for new business is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees. We intend to retain and develop our existing employees and recruit and hire new qualified and skilled employees through training, competitive compensation, and organizational and staff development, as well as effective recruiting.

Customers

We sell a significant portion of our products to agencies of the U.S. government, primarily the DoD, to international government agencies and to prime contractors and their subcontractors. Approximately 90%, 87% and 84% of total consolidated revenues for fiscal 2007, 2006 and 2005, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Export sales accounted for approximately 8%, 10% and 14% of total consolidated revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Backlog

“Backlog” refers to the aggregate revenues on a specified date remaining to be earned under contracts held by us, including U.S. government contracts, to the extent the funded amounts under such a contract have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of unexercised options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite quantity-type contracts or basic ordering agreements. Backlog includes all firm orders for commercial/industrial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards. The following table sets forth our backlog by major customer-type at the dates indicated.

	March 31,
	2007	2006	2005
	(in thousands)
U.S. government	$2,789,388	$2,101,446	$1,096,275
Foreign governments	213,397	240,976	171,880
	3,002,785	2,342,422	1,268,155
Commercial/Industrial products	35,079	53,640	46,623
	$3,037,864	$2,396,062	$1,314,778

We expect to record as revenues approximately 72% of our funded backlog as of March 31, 2007 during fiscal 2008. However, there can be no assurance that our entire funded backlog will become revenues in future periods.

Research and Development

We conduct research and development to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and customer-funded development contracts.

We recorded revenues for customer-funded research and development of approximately $110.4 million, $106.1 million and $93.1 million for fiscal 2007, 2006 and 2005, respectively. Such customer-funded activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $50.9 million, $47.6 million and $38.9 million for fiscal 2007, 2006 and 2005, respectively.

Contracts

A significant portion of our revenue is derived from long-term programs and from programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A large percentage of our revenue is derived from programs that are in the production phase.

We have a diverse business mix with limited dependence on any single contract. The Rapid Response contractual instrument represented approximately 11% of our revenue for the year ended March 31, 2007. No single contractual instrument represented more than 10% of revenues for the years ended March 31, 2006 and 2005.

The percentages of revenues during fiscal 2007, 2006 and 2005 attributable to our contracts by contract type were as follows:

	March 31,
	2007	2006	2005
Fixed-price	76%	83%	81%
Cost-type/time and materials	24%	17%	19%

Our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are typically the cost-type, and service contracts are typically time and material. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio. Fixed-price contracts may provide for a fixed price or they may be fixed-price-incentive-fee contracts. Under the fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

Cost-plus-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits. Unlike fixed-price contracts in which we are committed to deliver without regard to cost, cost-plus contracts normally obligate us to use our best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. government procurement regulations mandate lower profits for cost-type contracts because of our reduced risk. Under cost-plus-incentive-fee contracts, an additional incentive fee awarded may be based on cost or performance. When the incentive is based on cost, the contract specifies that we are reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee and adjustment formulae are agreed upon when the contract is negotiated. In the case of performance-based incentives, we are reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, cost-plus-incentive-fee contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, we are reimbursed for costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits. Time-and-material-type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on time-and-material-type contracts include amounts for the cost of direct labor, indirect contract costs and profit.

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

Under generally accepted accounting principles in the United States (GAAP), contract costs, including applicable general and administrative expenses on certain government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (FAR), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.

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

Competition

Our products are sold in markets in which several of our competitors are substantially larger than we are, devote substantially greater resources to research and development, and, generally, have greater financial resources. We face a variety of competitors, including BAE Systems PLC, Raytheon Company and L-3 Communications Holdings, Inc., among others. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

•       The performance, adaptability and price of our products;

•       Reputation for prompt and responsive contract performance;

•       Accumulated technical knowledge and expertise;

•       Breadth of our product lines; and

•       The capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields.

In the military sector, we compete with large and mid-tier defense contractors on the basis of product performance, cost, overall value, delivery schedule and reputation. Since a number of consolidations and mergers of defense suppliers has occurred, the number of participants in the defense industry has decreased in recent years. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have benefited from this defense industry trend.

In addition to the military sector, we compete with a large number of suppliers to commercial and industrial customers on the basis of both performance and price.

Patents and Licenses

We have patents on certain of our commercial and data recording products, semiconductor devices, rugged computer-related items, and electro-optical and infrared focal plane array products, in addition to other products. We and our subsidiaries have certain registered trademarks, none of which are considered material to our current operations. We believe our patent position and intellectual property portfolio in the aggregate are valuable to our operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

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

Manufacturing and Supplies

Our manufacturing processes for most of our products include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, and insulated wire and cables. In addition, many of our products use machine castings and housings, motors, and recording and reproducing media.

Many of the purchased components are fabricated to our designs and specifications. The manufacturing process for certain of our optic products includes the grinding, polishing and coating of various optical materials and the machining of metal components.

Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. We have not experienced significant production delays attributable to supply shortages, but occasionally we experience quality and other related problems with respect to certain components, such as semiconductors and connectors. In addition, with respect to our optical products, certain materials, such as germanium, zinc sulfide and cobalt, may not always be readily available.

International Operations and Export Sales

We currently sell several of our products and services internationally, such as to Canada, the United Kingdom, Israel, Spain and Australia, as well as other countries. International sales of our

U.S. products and services are subject to export licenses granted on a case-by-case basis by the U.S. Department of State and Department of Commerce. In addition, the U.S. government prohibits or restricts the export of some of our products. Our international contracts generally are payable in U.S. dollars. Export sales accounted for approximately 8%, 10% and 14% of total revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

There are two principal contracting methods used by DRS for export sales: Direct Foreign Sales (DFS) and the U.S. government’s Foreign Military Sales (FMS). In a DFS transaction, the contractor sells directly to the foreign country and assumes all the risks in the transaction. In an FMS transaction, the sale is funded by, contracted by and made to the U.S. government, which then sells the product to the foreign country.

We currently operate in Canada through our C4I Segment and Sustainment Systems Segment and in the United Kingdom through our C4I Segment.

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

Environmental Matters

Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean up of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations, financial condition or liquidity. It is possible, however, that the ultimate resolution of the matters discussed in Item 3, “Legal Proceedings,” could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS OF THE REGISTRANT

Executive Officers

The names of our executive officers, their positions and offices with us, and their ages are set forth below:

Name	Age	Position
Mark S. Newman	57	Chairman of the Board, President and Chief Executive Officer
Vice Admiral Michael L. Bowman, USN (Ret.)	63	Executive Vice President, Washington Operations
Nina Laserson Dunn	60	Executive Vice President, General Counsel and Secretary
Robert F. Mehmel	44	Executive Vice President, Chief Operating Officer
Richard A. Schneider	54	Executive Vice President, Chief Financial Officer

Mark S. Newman is Chairman of the Board, President and Chief Executive Officer. He joined us in 1973, four years after our founding, and became President and CEO in 1994, after serving many years as our Chief Financial Officer. He was named a director in 1988, and in 1995, was elected Chairman of the Board. He is active in many important professional organizations. He is a member of the Board of Governors of the Aerospace Industries Association and is a director on the boards of Business Executives for National Security and the New Jersey Technology Council. He also serves as a member of the Navy League of the United States, the National Defense Industrial Association, the Association of the U.S. Army and the Surface Navy Association, among other professional affiliations. He is a past chairman of the American Electronics Association. He is also a director of Congoleum Corporation and EFJ, Inc.

Vice Admiral Michael L. Bowman, USN (Ret.) has been our Executive Vice President, Washington Operations, since June 2005. He served as our Senior Vice President, Washington Operations, from the time he joined us in March 2001 until June 2005. Prior to that, he served for 35 years with the U.S. Navy, including a number of assignments in the Washington, D.C. area involving Congressional relations in support of Navy and Marine Corps defense issues. Initially heading the Senate Liaison Office of the Secretary of the Navy, he later was appointed Chief of Legislative Affairs, responsible for the coordination of all Department of the Navy issues in the U.S. House of Representatives and the Senate.

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

Robert F. Mehmel has been our Executive Vice President, Chief Operating Officer, since May 2006. He joined us as Executive Vice President, Business Operations and Strategy, in January 2001. Before joining DRS, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, Planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc. He is also a member of the board of directors of United Industrial Corporation.

Richard A. Schneider joined us in 1999 as our Executive Vice President, Chief Financial Officer. He also served as our Treasurer until November 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 30 years of experience in corporate financial management.

Employees

As of March 31, 2007, we had approximately 9,700 employees, approximately 9,300 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 90 of our employees at DRS Power & Control Technologies, Inc. are represented by a labor union and are covered by a collective bargaining agreement through March 2009. Two DRS Power & Control Technologies employees are represented by a separate labor union and are covered by a collective bargaining agreement through September 2009. Approximately 145 employees at DRS Test & Energy Management, Inc. are represented by a union and are covered by a collective bargaining agreement that expires in May 2009. Approximately 275 of our employees at DRS Sustainment Systems, Inc. are covered under a collective bargaining agreement that expires in March 2009. We believe that our relations with our employees generally are good.

Item 1A.           Risk Factors

Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. Information in this Form 10-K should be considered carefully by investors in light of the risk factors described below.

Our revenues depend on our ability to maintain our level of government business. The loss of our contracts with domestic and non-U.S. government agencies could adversely affect our revenues.

We derive the substantial majority of our revenues from contracts or subcontracts with domestic and non-U.S. government agencies. A significant reduction in the purchase of our products by these agencies would have a material adverse effect our business. For the fiscal years ended March 31, 2007, 2006 and 2005, approximately 90%, 87% and 84%, respectively, of our revenues were derived directly or indirectly from defense-industry contracts with the U.S. government and its agencies. In addition, for the fiscal years ended March 31, 2007, 2006 and 2005, approximately 7%, 9% and 12% of our revenues were derived directly or indirectly from sales to foreign governments, respectively. Therefore, the development of our business in the future will depend upon the continued willingness of the U.S. government and its prime contractors to commit substantial resources to defense programs and, in particular, upon the continued purchase of our products, and other products which incorporate our products, by the U.S. government. In particular, the current funding demands on the U.S. government, combined with a potential reduction of forces in Iraq, may lead to lower levels of government defense spending.

The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, in which the U.S. government may:

•       terminate contracts at its convenience;

•       terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•       cancel multi-year contracts and related orders if funds become unavailable; and

•       shift its spending priorities.

In addition, as a defense business, we are subject to the following risks in connection with government contracts:

•       the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•       the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed-price contracts;

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

•       the fact that government contract wins can be contested by other contractors.

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

Our operating results may fluctuate.

Our results of operations fluctuate as a result of a number of factors, many of which are beyond our control. These factors include:

•       the termination of a key government contract;

•       the size and timing of new contract awards to replace completed or expired contracts; and

•       changes in governmental policies, budgetary priorities and allocation and timing of funding.

We may not be successful in implementing our growth strategy if we are unable to identify, acquire and finance suitable acquisition targets.

Finding and consummating acquisitions is an important component of our growth strategy. Our continued ability to grow by acquisition is dependent upon the availability of acquisition candidates at reasonable prices and our ability to obtain additional acquisition financing on acceptable terms. Larger companies with significantly greater resources compete against us for acquisitions. We are likely to use significant amounts of cash, issue additional equity securities and/or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business and/or a dilutive effect on returns to existing stockholders. Based on our current level of indebtedness and other factors, which may or may not be within our control, there can be no assurance that we will be able to procure the necessary funds to effectuate our acquisition strategy on commercially reasonable terms, or at all. In addition, as our revenue growth has been attributable historically in large part to our successful acquisition strategy, failure to identify, consummate or integrate suitable acquisitions could lead to a reduced rate of revenue growth, operating income and net earnings in the future.

Integration of the operations of businesses we may acquire is complex, time consuming and expensive and may adversely affect the results of our operations after the acquisition.

The anticipated benefits of our acquisitions will depend in part on whether we can integrate our operations in an efficient, timely and effective manner. Integrating our acquisitions is a complex, time consuming and expensive process. We may not successfully accomplish a given integration and may not realize the benefits contemplated by combining the operations of both companies. The diversion of our attention to integration efforts and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, activities of our business.

If we are unable to successfully integrate companies we acquire into our operations on a timely basis, our profitability could be negatively affected.

We generally expect our acquisitions to result in certain business opportunities and growth prospects. We, however, may never realize these expected business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business. Our assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. Acquisitions involve numerous risks, including, but not limited to:

•       difficulties in assimilating and integrating the operations, technologies and products acquired;

•       the diversion of our management’s attention from other business concerns;

•       our current operating and financial systems and controls, which may be inadequate to manage our growth;

•       our possible inability to maintain or renew contracts of businesses we acquire;

•       our entering of markets in which we have limited or no prior experience; and

•       the loss of key employees.

If these factors limit our ability to integrate the operations of our acquisitions successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for businesses we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the proper strategies for a company we acquire, it could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

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

We provide our services primarily through two types of contracts: fixed-price and cost-type contracts. Approximately 76%, 83% and 81% of our total revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, were derived from fixed-price contracts, which require us to perform services under a contract at a stipulated price. We derived approximately

24%, 17% and 19% of our revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, from cost-type, including time-and-material-type, contracts by which we are reimbursed for incurred costs and receive a fee that, depending on the contract, is either dependent on cost savings and/or performance or is a fixed fee, which is negotiated but limited by statutes.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Our total funded backlog as of March 31, 2007 was approximately $3.0 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could negatively impact our revenues and results of operations.

Our international operations expose us to risks of losses.

Approximately 7%, 9% and 12% of our revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, were derived from sales to foreign governments. We are exploring the possibility of expansion into additional international markets.  We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our U.S. operations and our current operations in Canada and the United Kingdom, in addition to a number of other risks, including:

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

•       difficulty in enforcing intellectual property rights; and

•       language and other cultural barriers.

As noted above, the sale of certain of our products outside the United States is highly regulated.  Our inability to obtain the requisite licenses, meet registration standards or comply with applicable government export regulations may affect our ability to export products or to generate revenues from the sale of such products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with government regulations also may subject us to substantial fees, costs and delays.  The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

We operate in highly competitive markets.

The markets in which we compete are highly competitive and are subject to rapid technological change. A potential inability to improve existing product lines and develop new products and technologies could have a material adverse effect on our business. In addition, our competitors could introduce new products with greater capabilities, which could have a material adverse effect on our business.

There are many competitors in the markets in which we sell our products. Some of these competitors are substantially larger than we are, devote substantially greater resources to research and development, and generally have greater financial and other resources. Consequently, these competitors may be better positioned to take advantage of economies of scale and develop new technologies. A number of these competitors are also our suppliers and customers.

We compete with many large and mid-tier defense contractors on the basis of performance, cost, overall value, delivery and reputation. Additionally, some customers, including the DoD, are increasingly purchasing “off the shelf” components from commercial suppliers in lieu of using traditional defense contractors to design and manufacture such items.  Further, the industry has experienced substantial consolidation, increasing the market share of certain companies and enabling them to enhance their competitive position.

We are dependent in part upon our relationships and alliances with industry participants in order to generate revenue.

We rely on the strength of our relationships with other industry participants to form strategic alliances. Some of our industry partners assist us in the development of some of our products through teaming arrangements.  If any of our existing relationships with our industry partners were impaired or terminated, we could experience significant delays in the development of new products ourselves, and we would incur additional development costs. We would need to fund these costs internally or identify new industry partners.

Some of our likely industry partners are also potential competitors, which may impair the viability of new or continued strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our industry partners’ perception of us. Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the defense industry.

The U.S. government’s right to use technology developed by us limits our intellectual property rights.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we successfully could do so.

We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities.

Our operations, like those of other companies engaged in similar businesses, are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We could be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired or previously owned may have sent waste, including the Orphan Mine site in the Grand Canyon National Park, Arizona, which is currently subject to a government investigation. We could be held liable for such contamination. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations, may require us to make additional expenditures, some of which could be material.

ESSI currently is subject to investigations by the Enforcement Division of the SEC and the Office of the U.S. Attorney for the Eastern District of Missouri, each of which could require significant management attention and legal and financial resources and could have a material adverse effect on us.

In December 2004, ESSI, prior to its acquisition by us, was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation relating to trading in ESSI stock in 2003 and to the adequacy of certain disclosures made by ESSI regarding certain related party transactions in 2002 and 2003.  In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by “tipping” his financial advisor and close friend by sharing material, nonpublic information regarding ESSI’s financial condition shortly before certain 2003 earnings announcements.

In September 2005, ESSI received notice that the SEC staff had expanded the scope of the foregoing investigation to include ESSI’s disclosure of a November 2004 stop-work order relating to ESSI’s Deployable Power Generation and Distribution Systems (DPGDS) program. In connection with this investigation, ESSI and certain of its directors and officers have received subpoenas and provided information and testimony to the SEC. ESSI has furnished the information required by the SEC.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered it to be a subject of its investigation, ESSI was not a target.  In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office each had expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time we acquired it.  As a part of its investigation, the SEC issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents.

In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, against ESSI’s former chief financial officer and former controller in which each was alleged to have participated in a backdating scheme. In March 2007, ESSI’s former chief financial officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri on ten counts of fraud relating to the “backdating” of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS.  The indictment alleges that this former ESSI executive and others “backdated” stock options on at least eight occasions between 1996 and 2002. In February 2007, the SEC reported ESSI’s former controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In March 2007, the former controller pled guilty to a one-count brought by the office of the United States Attorney for the Eastern District of Missouri charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

Although ESSI continues to be a subject of the U.S. Attorney’s office’s investigation, the U.S. Attorney’s office has advised us that ESSI is not a target.  Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney’s office has further advised us that it considers DRS to be a witness, not a subject or target of its investigation.

The Internal Revenue Service is in the process of auditing ESSI’s federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006.  In connection with these audits, ESSI expects that it will be required to amend previously filed Federal and state tax returns to reflect the disallowance of certain compensation deductions taken during the periods under review. We have recorded an accrual to reflect the anticipated disallowance.

We are committed to full cooperation with regard to the foregoing investigations.  We are unable to determine at this time either the timing of the investigations or the impact, if any, the investigations could have on the Company. See Item 3. “Legal Proceedings.”

We are subject to an ongoing investigation by the Antitrust Division of the U.S. Department of Justice, which could require significant management attention and legal resources and have a material adverse effect on the Company.

In July 2006, DRS and one of our subsidiaries, DRS Training & Control Systems, Inc. (TCS), each were issued a subpoena by the United States District Court for the Northern District of Florida. The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (DOJ) and require TCS to produce certain documents related to an investigation involving allegations of anticompetitive activity in certain international markets. In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. We have cooperated with the DOJ in producing documents in response to the subpoenas. We have commenced an internal investigation regarding this matter, which we expect to continue through the conclusion of the DOJ’s investigatory process. We are unable to determine either the timing or the impact, if any, this investigation may have on us. See Item 3. “Legal Proceedings.”

We are involved in a number of legal proceedings, each of which could have a material adverse affect on our business. We cannot predict the outcome of litigation and other contingencies with certainty.

In addition to the investigations noted above, various legal lawsuits, claims and demands are pending against us and certain of our subsidiaries. Although we believe that we have meritorious defenses to the claims made in the litigation matters in which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands could have a negative impact on our financial condition, results of operations and liquidity.

Our business may be adversely affected by the outcome of these legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish liabilities based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. It is possible that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities in a particular reporting period.  For a description of our current legal proceedings, see Item 3. “Legal Proceedings.”

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

As a U.S. government contractor, we are subject to a number of procurement rules, regulations, and procedures, including routine audits.

Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by U.S. government agencies, such as the DCAA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be allocated improperly to a specific contract will not be reimbursed or must be refunded if already reimbursed. If we fail to comply with procurement regulations or other requirements, or if an audit otherwise uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us.

Our operations involve rapidly evolving products and technological change.

The rapid change of technology is a key feature of the market for the majority of our defense applications. To succeed, we will need to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-sponsored research and development, as well as from internally funded research and development. We cannot guarantee that we will continue to maintain comparable levels of research and development. In the past, we have allocated substantial funds to capital expenditures, and we intend to continue to do so in the future. Even so, we cannot assure you that we successfully will identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary. We may incur substantial additional indebtedness in the future.

Our total debt outstanding as of March 31, 2007 was approximately $1.8 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our obligations. For example, our levels of indebtedness could, among other things:

•       limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes or make such financing more costly;

•       require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures, research and development, dividends or acquisitions;

•       limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•       place us at a competitive disadvantage relative to our competitors with less indebtedness;

•       render us more vulnerable to general adverse economic and industry conditions; and

•       make it more difficult for us to satisfy our financial obligations.

In addition, the indentures governing the Senior Notes and the Senior Subordinated Notes, our amended and restated senior secured credit facility and the terms of the agreements governing our other outstanding indebtedness contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries still may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our notes do not fully prohibit us or our subsidiaries from doing so, and any restrictions potentially may be waived by our lenders to permit additional borrowing beyond that which is permitted under our current arrangements. Our amended and restated senior secured credit facility permits additional borrowing under such facility.

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

•       obtain additional debt or equity-based financing;

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

Our amended and restated senior secured credit facility contains other covenants customary for credit facilities of this nature, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our amended and restated senior secured credit facility will depend upon satisfaction of these covenants. Events beyond our control could affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we breach any of these covenants, a default could occur under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt, and it is unlikely that we would be able to borrow sufficient funds to refinance our debt. Even if new financing were made available to us, it may not be on terms acceptable to us.

Some of our debt, including borrowings under our amended and restated senior secured credit facility, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

As of March 31, 2007, 16% of our total debt is exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. If we borrow additional amounts under the revolving portion of our amended and restated senior secured credit facility, the interest rates on those borrowings may vary depending on the prime rate, federal funds rate or LIBOR. If these interest rates rise, the interest rate on our variable rate debt also may increase. Therefore, an increase in these interest rates may increase our interest payment obligations and have a negative effect on our cash flow, results of operations and financial position.

Item 1B.            Unresolved Staff Comments

None

Item 2.                    Properties

The table below provides information about our significant leased and owned facilities and properties.

We lease the following significant properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	Corporate Headquarters	CORPORATE	50,812	Fiscal 2014
Arlington, Virginia	Administrative	CORPORATE	19,912	Fiscal 2013
Bethesda, Maryland	Administrative and Marketing	C4I	19,172	Fiscal 2014
Buffalo, New York	Engineering, Manufacturing and Research	C4I	224,000	Fiscal 2008
Colorado Springs, Colorado	Administrative, Engineering and Manufacturing	C4I	21,600	Fiscal 2012
Columbia, Maryland	Administrative and Manufacturing	C4I	11,614	Fiscal 2008
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	21,212	Fiscal 2008
Dayton, Ohio	Administrative, Manufacturing and Field Service	C4I	20,076	Fiscal 2009
	Administrative, Manufacturing and Field Service	C4I	16,054	Fiscal 2010
Farnham, Surrey, United Kingdom	Administrative, Engineering and Manufacturing	C4I	26,000	Fiscal 2015
Fitchburg, Massachusetts	Administrative, Engineering and Manufacturing	C4I	72,649	Fiscal 2012
	Administrative and Manufacturing	C4I	22,000	Fiscal 2021
Ft. Walton Beach, Florida	Warehouse	C4I	11,374	Fiscal 2008

Gaithersburg, Maryland	Administrative, Engineering and Product Development	C4I	49,606	Fiscal 2012
Huntsville, Alabama	Administrative, Manufacturing and Warehouse	C4I	215,485	Fiscal 2014
Johnstown,	Administrative and Manufacturing	C4I	129,716	Fiscal 2011
Pennsylvania	Warehouse	C4I	40,000	Month To Month
Kanata, Ontario,	Administrative and Engineering	C4I	63,052	Fiscal 2012
Canada	Engineering and Manufacturing	C4I	11,000	Fiscal 2008
Madison, Alabama	Warehouse	C4I	11,250	Fiscal 2019
Melbourne, Florida	Administrative and Marketing	C4I	105,358	Fiscal 2016
Merrimack, New	Engineering and Manufacturing	C4I	34,000	Fiscal 2011
Hampshire	Administrative and Marketing	C4I	20,800	Fiscal 2010
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	C4I	42,000	Fiscal 2013
Oakland, New Jersey	Administrative, Engineering and Manufacturing	C4I	35,406	Fiscal 2008
	Administrative, Engineering and Manufacturing	C4I	25,919	Fiscal 2008
Sunnyvale, California	Engineering, Manufacturing and Research	C4I	17,240	Fiscal 2012
Tucson, Arizona	Administrative, Assembly and Warehouse	C4I	12,664	Fiscal 2008
Wyndmoor, Pennsylvania	Administrative and Manufacturing	C4I	92,000	Fiscal 2009
Cypress, California	Administrative, Engineering and Manufacturing	RSTA	91,506	Fiscal 2016
Dallas, Texas	Administrative, Engineering and Manufacturing	RSTA	71,190	Fiscal 2013
	Administrative, Engineering and Manufacturing	RSTA	48,374	Fiscal 2013
	Administrative and Engineering	RSTA	15,815	Fiscal 2013
Irvine, California	Administrative and Engineering	RSTA	40,125	Fiscal 2010
Melbourne, Florida	Administrative, Engineering and Manufacturing	RSTA	141,376	Fiscal 2011
Palm Bay, Florida	Administrative, Engineering and Manufacturing	RSTA	93,433	Fiscal 2011
	Administrative, Engineering and Manufacturing	RSTA	12,279	Fiscal 2011
Prescott Valley, Arizona	Research, Development, Manufacturing and Administrative	RSTA	11,900	Fiscal 2010

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Bridgeport, Connecticut	Manufacturing / Warehouse	SS	26,413	Fiscal 2008
	Manufacturing and Warehouse	SS	16,824	Fiscal 2008
	Manufacturing	SS	11,400	Fiscal 2009
Bridgeton, Missouri	Administrative and Manufacturing	SS	11,450	Fiscal 2009
Chantilly, Virginia	Administrative and Manufacturing	SS	15,923	Fiscal 2010
Cincinnati, Ohio	Administrative and Manufacturing	SS	95,200	Fiscal 2018
	Administrative and Manufacturing	SS	18,921	Fiscal 2009
	Administrative and Manufacturing	SS	11,700	Fiscal 2014
Creve Coeur, Missouri	Warehouse	SS	13,514	Fiscal 2008
Melbourne, Florida	Administrative and Manufacturing	SS	15,390	Fiscal 2009
Alexandria, Virginia	Administrative	TS	29,913	Fiscal 2008
Calverton, Maryland	Administrative	TS	14,401	Fiscal 2010
Chesapeake, Virginia	Field Service and Engineering Support	TS	19,631	Fiscal 2010
Fairborn, Ohio	Administrative	TS	11,650	Fiscal 2010
Herndon, Virginia	Administrative, Engineering, Engineering Support and Research	TS	55,038	Fiscal 2013
Sterling, Virginia	Administrative	TS	25,696	Fiscal 2010
Tinton Falls, New Jersey	Administrative and Manufacturing	TS	14,850	Fiscal 2008
Troy, Michigan	Administrative	TS	19,575	Fiscal 2010
Willoughby, Ohio	Administrative	TS	11,500	Fiscal 2009

We own the following significant properties:

Location	Activities	Operating Segment	Approximate Square Footage
Danbury, Connectictut	Administrative, Engineering and Manufacturing	C4I	74,712
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	260,278
Gaithersburg, Maryland	Engineering, Manufacturing and Research	C4I	150,395
Hudson, Massachusetts	Administrative, Engineering, Product Development and Manufacturing	C4I	54,000
Largo, Florida	Administrative and Manufacturing	C4I	120,000
Milwaukee, Wisconsin	Administrative, Engineering, Field Service, Product Development and Manufacturing	C4I	615,000
Carleton Place, Ontario, Canada	Administrative and Manufacturing	C4I	128,540
Palm Bay, Florida	Administrative, Engineering and Manufacturing	RSTA	57,240
Bridgeport, Connecticut	Manufacturing and Administrative	SS	134,686
Cincinnati, Ohio	Manufacturing and Administrative	SS	27,000
Florence, Kentucky	Manufacturing and Administrative	SS	264,910
Halifax, Novia Scotia, Canada	Manufacturing and Administrative	SS	40,000
High Ridge, Missouri	Manufacturing and Administrative	SS	214,000
St. Louis-Valley Park, Missouri	Subassembly / Administrative	SS	263,600
West Plains, Missouri	Manufacturing and Administrative	SS	391,000
Elizabeth City, North Carolina	Hangar	TS	80,000
Polson, Montana	Manufacturing	TS	19,979
Warner Robins, Georgia	Administrative	TS	11,000

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

Item 3.                    Legal Proceedings

Various legal actions, claims, assessments and other contingencies including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million and $4.5 million at March 31, 2007 and March 31, 2006, respectively, for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on our ongoing analysis of various factual, legal and equitable considerations we also have recorded as of March 31, 2007 an accrual of $12.5 million, $11.8 million was originally charged against goodwill, reflecting the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although, at March 31, 2007, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (the CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In our view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005 the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the “alternative EE/CA”) with regard to Operable Units 1 and 2 of the Orphan Mine site.

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

In connection with our acquisition of ESSI in January 2006, we have been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI’s earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by “tipping” his financial advisor and close friend by sharing material, nonpublic information regarding ESSI’s financial condition shortly before certain 2003 earnings announcements.

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

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office each had expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by us. As a part of its investigation, the SEC issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents.

In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI’s former Chief Financial

Officer and former controller, in which each was alleged to have participated in a backdating scheme. In March 2007, ESSI’s former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri on ten counts of fraud relating to the “backdating” of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS.  The indictment alleges that this former ESSI executive and others “backdated” stock options on at least eight occasions between 1996 and 2002. In February 2007, the SEC reported ESSI’s former controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In March 2007, the former controller pled guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

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

The Internal Revenue Service is in the process of auditing ESSI’s federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. In connection with these audits, ESSI expects that it will be required to amend previously filed Federal and state tax returns to reflect the disallowance of certain compensation deductions taken during the periods under review. We have recorded an accrual against goodwill to reflect the anticipated disallowance.

In July 2006, we and one of our subsidiaries, DRS Training & Control Systems, Inc. (TCS), each were issued a subpoena by the United States District Court for the Northern District of Florida (Florida District Court). The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (DOJ) and require TCS to produce certain documents related to an investigation we believe involves allegations of anticompetitive activity in certain international markets. In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. We have cooperated with the DOJ in producing documents in response to the subpoenas. We have commenced an internal investigation regarding this matter, which we expect to continue through the conclusion of the DOJ’s investigatory process.

Item 4.                    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 10, 2007, the Board of Directors declared a quarterly cash dividend of $0.03 per share on our common stock. The dividend is payable on June 29, 2007 to stockholders of record as of the close of business on June 15, 2007. Our credit facility allows the payment of dividends or  other distributions on our common stock, subject to certain restrictions. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion, limitations imposed by our amended and restated credit agreement and indentures governing our notes and other factors deemed relevant by our Board of Directors.

The following table shows the high and low sale prices per share of our common stock and dividends paid during fiscal 2007 and 2006, as reported on the NYSE.

	Fiscal 2007		Dividends
Fiscal Year Ended March 31, 2007	High	Low	Paid
First Quarter	$59.50	$45.27	$0.03
Second Quarter	$48.72	$35.83	$0.03
Third Quarter	$53.18	$43.14	$0.03
Fourth Quarter	$56.50	$51.02	$0.03

	Fiscal 2006		Dividends
Fiscal Year Ended March 31, 2006	High	Low	Paid
First Quarter	$51.80	$42.65	$0.03
Second Quarter	$53.90	$45.55	$0.03
Third Quarter	$53.10	$46.68	$0.03
Fourth Quarter	$57.76	$47.41	$0.03

The closing sale price of our common stock, as reported by the NYSE Euronext on May 22, 2007, was $48.96 per share. As of that date there were approximately 1,371 holders of record of our common stock.

On January 31, 2006, in connection with our acquisition of Engineered Support Systems, Inc., we sold $300 million aggregate principal amount of 2% Senior Convertible Notes (Convertible Notes) in a private placement pursuant to Rule 144A under the Securities Act. On February 8, 2006, we sold an additional $45 million in Convertible Notes, pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the offering of the Convertible Notes, including the over-allotment option, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. The Convertible Notes are contingently convertible into shares of DRS common stock at an initial conversion price of $59.70, subject to adjustment in certain circumstances.

We did not repurchase any equity securities during the period covered by this report.

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on DRS common stock against the total return of the NYSE Market Index, and the S&P 1500 Aerospace & Defense Index (the Peer Group). A listing of the companies included in the Peer Group is available through publications from Standard & Poor’s and other licensed providers.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG DRS TECHNOLOGIES, INC.
NYSE MARKET INDEX AND S&P 1500 AEROSPACE & DEFENSE INDEX

	Fiscal Year Ended March 31,
Company/Index/Market	2002	2003	2004	2005	2006	2007
DRS Technologies, Inc.	$100	$60.34	$67.50	$102.53	$132.68	$126.47
S&P 1500 Aerospace & Defense Index	100	67.03	95.39	120.39	149.40	174.70
NYSE Market Index	100	76.68	107.07	116.11	133.66	150.85

Item 6.                    Selected Financial Data

In the following table, we provide our selected historical consolidated financial and operating data as of and for the fiscal years indicated. The selected summary of earnings data, earnings per share data from continuing operations and certain of the other data for the years ended March 31, 2007, 2006 and 2005 and the selected balance sheet data as of March 31, 2007 and 2006 presented below are derived from our audited consolidated financial statements included elsewhere in Item 8 of this Form 10-K. The selected summary of earnings data, earnings per share data from continuing operations and certain of the other data for the years ended March 31, 2004 and 2003 and selected balance sheet data as of March 31, 2005, 2004 and 2003 presented below are derived from our consolidated financial statements, which are not included in this Form 10-K.

When you read this selected historical financial data, it is important that you also read along with it our historical consolidated financial statements and related notes included in this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Years Ended March 31,(1)
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Summary of Earnings Data
Revenues	$2,821,113	$1,735,532	$1,308,600	$986,931	$675,762
Operating income(2)	$307,583	$192,710	$143,132	$103,332	$67,684
Earnings from continuing operations before income taxes(2)	$187,164	$133,488	$102,968	$77,331	$55,872
Earnings from continuing operations(2)	$127,060	$81,494	$58,126	$43,542	$30,171
Net earnings(2)	$127,060	$81,494	$60,677	$44,720	$30,171
Earnings Per Share Data from Continuing Operations(2),(3),(4)
Basic earnings per share	$3.19	$2.75	$2.15	$1.80	$1.64
Diluted earnings per share	$3.12	$2.67	$2.09	$1.76	$1.58
Balance Sheet Data (at period end)
Working capital	$355,130	$200,427	$373,964	$145,315	$107,485
Net property, plant and equipment	$231,206	$220,506	$143,264	$142,378	$87,610
Total assets	$4,214,710	$4,019,119	$1,891,861	$1,625,390	$993,391
Long-term debt, excluding current installments	$1,783,046	$1,828,771	$727,611	$565,530	$216,837
Total stockholders’ equity	$1,502,450	$1,351,580	$671,428	$595,625	$438,180
Supplemental Information
Net cash flows provided by operating activities of continuing operations	$195,235	$157,062	$136,183	$104,717	$52,008
Net cash flows used in investing activities of continuing operations	$(69,918)	$(1,467,396)	$(53,573)	$(273,859)	$(278,631)
Net cash flows (used in) provided by financing activities of continuing operations	$(31,001)	$1,004,222	$164,901	$131,613	$204,308
Capital expenditures	$55,907	$43,194	$34,521	$24,444	$21,526
Depreciation and amortization	$76,663	$48,985	$40,968	$28,436	$16,614
Internal research and development	$50,881	$47,600	$38,852	$27,387	$14,355
Interest and related expenses	$119,912	$64,186	$39,750	$24,259	$10,589
EBITDA(5)	$382,466	$239,406	$181,226	$129,272	$81,896
Free cash flow(6)	$139,328	$113,868	$101,662	$80,273	$30,482
Cash dividends declared per common share	$0.12	$0.12	$—	$—	$—

(1)            DRS’s selected financial data includes the effect of the following purchase business combinations and divestitures from their date of acquisition or divestiture, by fiscal year:

a)               Fiscal Year 2006: Engineered Support Systems, Inc.—Acquired January 31, 2006, WalkAbout Computer Systems, Inc.—Acquired June 27, 2005, Codem Systems, Inc.—Acquired April 15, 2005.

b)              Fiscal Year 2005: Night Vision Equipment Co., Inc. and Affiliate—Acquired December 14, 2004. DRS Weather Systems, Inc.—Sold March 10, 2005; DRS Broadcast Technology, Inc.—Sold March 10, 2005.

c)                Fiscal Year 2004: Integrated Defense Technologies, Inc.—Acquired November 4, 2003.

d)              Fiscal Year 2003: The U.S.-based Unmanned Aerial Vehicle business of Meggitt Defense Systems-Texas, Inc.—Acquired April 11, 2002; The Navy Controls Division of Eaton Corporation—Acquired July 1, 2002; DKD, Inc.—Acquired October 15, 2002; Paravant Inc.—Acquired November 27, 2002; the Electromagnetics Development Center of Kaman Corporation—Acquired January 15, 2003; and Power Technology Incorporated—Acquired February 14, 2003; DRS Advanced Programs, Inc.—Sold November 22, 2002; DRS Ahead Technology, Inc.—Sold May 27, 2002.

(2)            Includes the effect of SFAS 123(R), “Share-based Compensation,” which was adopted by the Company on April 1, 2006. As a result of applying SFAS 123R to our stock options, operating income, earnings from continuing operations before income taxes, earnings from continuing operations and net earnings for fiscal 2007 were $6.3 million, $6.3 million, $3.9 million and $3.9 million lower, respectively, than if we had continued to apply our previous method of accounting for stock options. See Note 11 to our Consolidated Financial Statements for further information.

(3)            Per share data includes the weighted average impact of the January 31, 2006 issuance of 11,727,566 shares of common stock in connection with the ESSI acquisition, the November 4, 2003 issuance of 4,323,172 shares of common stock in connection with the IDT acquisition, and the December 20, 2002 issuance of 5,462,500 shares of common stock in a public offering.

(4)            DRS declared cash dividends of $0.03 per common share on a quarterly basis beginning June 30, 2005. There were no cash dividends paid in fiscal 2005 or prior.

(5)            Earnings from continuing operations before extraordinary items, net interest and related expenses (primarily amortization of debt issuance costs), income taxes and depreciation and amortization (EBITDA). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Use of Non-GAAP Financial Measures.”

(6)            Net cash provided by operating activities of continuing operations less capital expenditures. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures.”

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by defense industry considerations, a summary of our overall business strategy to provide context for understanding our business and a summary of our acquisitions and divestitures. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Continuing Operations.” We then provide an analysis of cash flow, and discuss our financial commitments under “Liquidity and Financial Resources” and “Contractual Obligations.”

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our Consolidated Financial Statements.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, “Risk Factors,” of this Annual Report. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

DRS is a supplier of defense electronic products, systems and military support services. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, certain international military forces and industrial markets.

On October 2, 2006, we implemented a new organizational operating structure that realigned our three operating segments: the Command, Control, Communications, Computers and Intelligence Group, the Surveillance & Reconnaissance Group and the Sustainment Systems & Services Group, into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by segment have been reclassified to reflect the new operating segment structure.

On March 10, 2005, we completed the sale of two of our operating units, DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology, Inc. (DRS Broadcast). The operating units were acquired in connection with our fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations, net of income taxes.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statement of Cash Flows for the year ended March 31, 2005. A summary of the operating results of the discontinued operations for the year ended March 31, 2005 is presented under “Acquisitions and Divestitures” below.

The C4I Segment is comprised of the following business areas: Command, Control and Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, and electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, and diagnostics and vehicle electronics.

The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, aircraft weapons alignment systems and image intensification (I2 ) night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services.

The Sustainment Systems Segment designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the U.S. Department of Defense (DoD), as well as related heat transfer and air handling equipment, and power generation and distribution equipment for domestic commercial and industrial users.

The Technical Services Segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services, power generation and vehicle armor kits for military, intelligence, humanitarian, disaster recovery and emergency responder applications.

The substantial majority of the our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the buyers (customers). Our primary “end-use” customer is the DoD. For the year ended March 31, 2007, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors generated $2.5 billion, or 90%, of our consolidated revenues. Our other customers include certain U.S. government intelligence agencies, foreign governments, commercial and industrial customers and other U.S. federal, state and local government agencies.

Defense Industry Considerations and Business Strategy

The Global War on Terrorism (GWOT), Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom have altered the global defense and security environment and have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The DoD continues to focus on both supporting ongoing operations in Afghanistan and Iraq and transforming the U.S. military to confront future threats. In addition, the Office of Homeland Security and other U.S. government agencies continue to focus on enhancing the security of the United States. While the future direction of current operations remains unsettled, we believe that the 2006 Quadrennial Defense Review, a comprehensive report issued by the DoD every four years on defense strategy, force structure, force modernization plans, infrastructure, budget plans, and other elements of

U.S. defense programs and policies (the QDR), will continue to drive strategic thinking and budget priorities in the near term. The QDR recommended certain changes to force structure,  particularly with respect to special operations forces, relating to the GWOT and the insurgency in Iraq. However, at the same time, the QDR also largely maintained the DoD’s transformation initiatives. The President’s fiscal year 2008 budget and Future Years Defense Plan (FYDP), which projects defense costs for the next five years, are consistent with the 2006 QDR’s recommendations.

The 2008 budget submitted by the President requests $481.4 billion in discretionary authority for the DoD “baseline budget.” The baseline budget excludes any funding for ongoing military operations in Iraq and Afghanistan. These costs, discussed below, are requested as emergency supplemental funding. The fiscal year 2008 DoD baseline budget reflects an increase of 10.5% over the fiscal year 2007 baseline budget. The 2008 baseline budget includes $101.7 billion for procurement of systems and $75.1 billion for research, development, test and evaluation (RDT&E). Projected 2008 spending in the procurement and RDT&E accounts, collectively known as the investment accounts, represents nearly a 13.1% increase over fiscal year 2007 levels. The Operations and Maintenance accounts (O&M), which contain the bulk of funding for training, logistics, services and other sustainment activities, total approximately $164.7 billion for 2008, an increase of nearly 11% over fiscal year 2007 levels. The investment accounts are a key source of funding for our programs. These investment accounts show continued growth throughout the FYDP, with some flattening in the latter years. Given the breadth of our programs, we also receive substantial revenue from the O&M accounts. We expect these accounts to be fully funded in the near-term, but their funding may decrease as the pace of current operations declines. We also anticipate that with the control of Congress shifting political parties, federal government contractors will become subject to increased scrutiny and oversight. Overall, however, we expect continued strong levels of DoD funding for ongoing operations.

During this wartime era, defense budgets have evolved to include not only the President’s initial budget submission, but also supplemental funds requested over the course of the fiscal year. In addition to the baseline budget, the 2008 budget proposal includes $141.7 billion in funding to continue the GWOT in 2008. The 2008 GWOT request funds urgent needs associated with operations in Iraq, Afghanistan and other costs of the GWOT, including the costs of repairing, replacing or replenishing equipment lost in combat by both active and reserve components. Accompanying the 2008 defense baseline budget and the President’s GWOT request is approximately $95.0 billion in approved emergency supplemental funding to cover equipment reconstitution and the costs of operations in the GWOT for remainder of the U.S. government’s fiscal year 2007.

Business Strategy

Over the past several years, DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to C4ISR. Furthermore, the DoD’s emphasis on system interoperability, force multipliers and the provision to battlefield commanders of real-time data is increasing the electronic content of nearly all major military procurement and research programs.

Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program, significant follow-on business and an attractive customer profile. We also intend to expand our technical services and support offerings to the DoD, thus diversifying our business beyond the historical investment accounts and into O&M funded activities.

A significant component of our strategy has been to enhance our existing product base through selective acquisitions that add new products, services and technologies in areas that complement our present business base. We intend to continue acquiring select publicly and privately held companies, as well as defense businesses of larger companies that (i) exhibit significant market position(s) in their business areas, (ii) offer products that complement and/or expand our product offerings and (iii) display growing revenues and positive operating income and cash flow prospects.

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

Fiscal 2006 Acquisitions—On January 31, 2006, we completed our acquisition of Engineered Support Systems, Inc. (ESSI). The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the acquisition was $1.93 billion. In addition to the purchase price, we assumed $78.5 million of ESSI’s debt at closing and recorded $27.1 million of acquisition-related costs, including professional fees. Upon closing of the acquisition, we repaid ESSI’s credit facility in the amount of $76.3 million. We financed the cash portion of the acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. We believe the addition of ESSI has contributed a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment. The entities acquired in the ESSI acquisition are being managed in our Sustainment Systems and Technical Services Segments.

On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years. We accrued $0.2 million and $0.4 million of additional consideration during fiscal 2006 and fiscal 2007, respectively, as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.2 million for acquisition-related costs, including professional fees.

WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is being managed as part of our C4I Segment.

On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. We accrued $0.3 million of additional consideration in fiscal 2006, and $1.0 million during fiscal 2007 as a result of achieving certain bookings targets. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs, including professional fees.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced our existing intelligence product base. Codem is being managed as part of our C4I Segment.

Fiscal 2005 Acquisitions   On December 14, 2004, we acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively, NVEC), a privately held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. Approximately, $4.6 million and $6.6 million of additional consideration were recorded and paid in the fourth quarter of fiscal 2006 and 2007, respectively, as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.1 million for acquisition-related costs.

NVEC, renamed Night Vision Systems (NVS), is a manufacturer and marketer of innovative night vision products and combat identification systems. It focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVS maintains research, development and production facilities in Prescott Valley, Arizona, and has production and sales agreements with infrared and thermal imaging divisions of several major U.S. prime contractors. The acquisition of NVS has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVS is being managed as part of our RSTA Segment.

Fiscal 2005 Divestiture   On March 10, 2005, we sold our DRS Weather Systems Inc. and DRS Broadcast Technology Inc. operating units for $29.0 million, net of transaction costs, and recorded a $0.7 million after-tax gain on the sale. DRS Weather designed, developed and produced meteorological surveillance and analysis products, including Doppler weather radar systems. DRS Broadcast manufactured radio frequency broadcast transmission equipment. DRS Weather and DRS Broadcast operated as a part of our C4I Segment. A summary of the results of discontinued operations for the fiscal year ended March 31, 2005 follows:

Year Ended
March 31,
2005
(in thousands)
Revenues	$33,325
Earnings before taxes	$3,601
Income tax expense	1,050
Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551

Critical Accounting Policies

The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. Other areas require management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) they require management to make assumptions about matters that are uncertain at the time of the estimate; and (2) different estimates we reasonably could have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on our consolidated financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Management Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the percentage of completion and total estimated costs at completion on long-term contracts, recoverability of goodwill and long-lived and intangible assets, the valuation of deferred tax assets and liabilities, the valuation of assets acquired and liabilities assumed in purchase business combinations, the valuation of pensions and other postretirement benefits, and the recognition of share-based compensation costs, as discussed below. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories, and liabilities for litigation and contingencies. Actual results could differ from these estimates.

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

Revenues and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the “units-of-delivery method’’). Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (“the cost-to-cost method’’). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract or profit center over its entire period of performance, which can exceed one year.

Accounting for revenues and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, revenue on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred, divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative revenue recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative revenue recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated contract costs (including overhead and general and administrative expenses) exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Loss accrual for future costs on uncompleted contracts.’’

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is fixed or variable, based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the conditions under which they are earned are reasonably assured of being met and reasonably can be estimated. Revenue and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material-type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

We record contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed and collected, our estimate to complete (including general and administrative expenses for government contracts) and a profit allowance on the remaining contract amount to be billed and collected. Facts and circumstances specific to an acquired contract dictate the profit allowance, if any, established at acquisition (certain contracts, including those in a loss position at the date of acquisition, may be adjusted to break-even by recording a reserve for anticipated costs at acquisition). Certain factors influencing the profit allowance, if any, on an acquired contract include: contract type, margins earned on similar contracts, the original bid of the acquired entity and the life-cycle and related risk profile of the contract. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 typically are recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Goodwill and Acquired Intangible Assets   We allocate the cost of our acquired businesses (commonly referred to as the purchase-price allocation) to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase-price allocations for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

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

The values assigned to acquired identifiable intangible assets for customer and contract-related and technology-based identifiable assets are determined as of the date of acquisition, based on estimates and judgments regarding expectations of the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to present value. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed.

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

If we identify the existence of one or more of the above indicators, we would determine if the asset (or asset group) is impaired by comparing its expected future net undiscounted cash flows with its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset’s estimated fair value and its carrying value. The determination of the future net undiscounted cash flows and the fair value of an asset involves estimates and assumptions regarding future operating results, all of which are impacted by economic conditions related to the industries in which those assets operate. Inaccurate estimates could have a material effect on our results of operations and financial position. At March 31, 2007, we had identifiable acquired intangible assets with finite useful lives of $197.0 million, net of accumulated amortization.

Goodwill is tested for impairment at a level of reporting referred to as a “reporting unit.” We have identified five reporting units for impairment testing purposes at March 31, 2007.

The annual goodwill impairment test is typically performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. In connection with the new organizational structure implemented October 2, 2006, we tested goodwill for impairment. The change in operating structure significantly changed the composition of certain reporting units, which, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” required us to test for impairment. We completed our impairment tests in the third quarter of fiscal 2007 and our annual impairment tests in the fourth quarter of fiscal 2007 and 2006 with no adjustment to the carrying value of our goodwill.

The annual goodwill impairment assessment involves estimating the fair values of each of our reporting units and comparing such fair values with the reporting unit’s respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Fair value is estimated based upon two methodologies: a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit’s projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged and compared with the carrying value of the reporting units. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates for our future revenues, EBIT, EBITDA and cash flows, and the appropriate discount rate to be applied, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets.

The most significant assumptions used in the income approach, regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments, are: (1) multi-year cash flow projections for each of our reporting units, (2) a discount rate including the estimated risk-free rate of return, and (3) the expected long-term growth rate (beyond 5 years) of our businesses. The discount rate represents the estimated weighted average cost of capital (WACC). The WACC represents the estimated required rate of return on DRS’s total market capitalization. It is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to DRS, including a risk-free rate of return and an equity-risk premium, and (2) the current after-tax market rate of return on DRS’s debt, each weighted by the relative market value percentages of DRS’s equity and debt. In valuing our reporting units in fiscal 2007, we used a weighted average discount rate of approximately 9.0%. Changes in our assumptions would affect the estimated fair values of our five reporting units and could result in a goodwill impairment charge in a future period. Based upon the results of our most recent goodwill impairment test, a decrease of approximately 5% in the estimated fair value of each of the reporting units would result in a goodwill impairment charge for the two reporting units that are comprised primarily of operating units acquired in connection with the ESSI acquisition (the ESSI-related reporting units). The ESSI-related reporting units currently are sensitive to a decrease in their fair value, as the purchase price for ESSI was at fair value on January 31, 2006, with no significant change in industry valuations or discounted cash flows since the acquisition. For the fiscal 2007 impairment test, the fair value of each of our other reporting units exceeded their carrying value by a significant amount. An impairment charge to goodwill could have a material adverse effect on our financial condition and results of operations. At March 31, 2007, we had goodwill of $2.6 billion.

Pension Plan and Postretirement Benefit Plan Obligations   The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other healthcare benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, materially can affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, changes to stockholders’ equity through accumulated other comprehensive earnings, and our annual cash requirements to fund these plans.

The fiscal 2007 discount rate assumptions used to determine the pension and postretirement benefit obligations were based on a hypothetical double-A yield curve represented by a series of annualized individual discount rates. The current year’s discount rates were selected using a method that matches projected payouts from the plans with a zero-coupon double-A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. These individual discount rates are then converted into a single equivalent discount rate.

Our benefit obligation and annual net periodic expense significantly are affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our benefit obligation at March 31, 2007 by approximately $9.4 million and our net periodic expense for fiscal 2007 by approximately $0.5 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our benefit obligation at March 31, 2007 by approximately $9.1 million and our net periodic expense for fiscal 2007 by approximately $0.5 million.

As described in Note 12 to our Consolidated Financial Statements, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158) at the end of fiscal 2007, which resulted in a $4.0 million increase in accrued retiree benefits and other long-term liabilities, $5.1 million decrease to the intangible asset and a corresponding $5.7 million decrease, net of $3.4 million of deferred taxes, in accumulated other comprehensive earnings in stockholders’ equity.

Share-Based Compensation   As of April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for different groups of employees and directors. As share-based compensation expense recognized in the consolidated statement of earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes   At March 31, 2007, we had net deferred tax assets of $26.5 million, including $23.4 million of loss and tax credit carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2007, we provided a $15.8 million valuation allowance associated with the loss carryforwards and certain other temporary differences that are included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. At March 31, 2007, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Our annual effective tax rate is based on expected pre-tax earnings, statutory tax rates and tax planning opportunities available in various jurisdictions in which we operate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are supported fully, we believe that certain filing positions are likely to be challenged and, moreover, that such filing positions are not probable of being sustained. We continually evaluate our tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the year of resolution. Our tax contingency accruals, including related interest and penalties, are presented in the consolidated balance sheet within income taxes payable.

Other Management Estimates   A substantial majority of our revenues and, consequently, our outstanding accounts receivables is directly or indirectly related to the U.S. government. Therefore, our risk of not collecting amounts due us is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

Our inventory consists of work in process, general and administrative costs, raw materials and finished goods, including subassemblies principally for use in our products. We continually evaluate the adequacy of our reserves on our raw materials and finished goods inventory by reviewing historical rates of scrap, on-hand quantities, as compared with historical and projected usage levels, and other anticipated contractual requirements.

We record a liability pertaining to pending litigation or contingencies based on our best estimate of potential loss, if any, or at the minimum end of the range of loss in circumstances where a range of loss reasonably can be estimated. Because of uncertainties surrounding the nature of litigation and other contingencies, and the cost to us, if any, we continually revise our estimated losses as additional facts become known.

Results of Continuing Operations

Our operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results.

Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through operating segment reviews, which include, among other operating issues, discussions related to significant programs, proposed investments in new business opportunities or property, plant and equipment, and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by our senior management.

	For the Year Ended March 31,			Percent Changes
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands)
Key performance metrics
Revenues	$2,821,113	$1,735,532	$1,308,600	62.6%	32.6%
Operating income	$307,583	$192,710	$143,132	59.6%	34.6%
Bookings	$3,489,167	$2,172,905	$1,433,030	60.6%	51.6%
Other significant financial metrics
Interest and related expenses	$119,912	$64,186	$39,750	86.8%	61.5%
Income taxes	$60,104	$51,994	$44,842	15.6%	15.9%
Significant liquidity metrics(A)
Free Cash Flow	$139,328	$113,868	$101,662	22.4%	12.0%
EBITDA	$382,466	$239,406	$181,226	59.8%	32.1%

(A)          See “Liquidity and Capital Resources” and “Use of Non-GAAP Financial Measures” for additional discussion and information.

Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Revenues and Operating Income   Consolidated revenues and operating income for the year ended March 31, 2007 increased $1.1 billion and $114.9 million, respectively, to $2.8 billion and $307.6 million, respectively, as compared with the prior fiscal year. The primary driver of the overall increase in revenues was our fiscal 2006 acquisition of ESSI, which contributed incremental (fiscal 2007 over corresponding prior fiscal year) revenues of $914.0 million. Also contributing to the increase in revenues were increased shipments of target acquisition and missile control subsystems, uncooled thermal weapons sights, vision enhancement equipment for ground-based vehicles and chassis modernization kits, and increased engineering and development revenue from a naval infrared search and track program. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, decreased shipments of combat display workstations and the cancellation of a test range support program. Also, we had lower shipments of secure voice systems compared with the prior year.

The growth in operating income for the year ended March 31, 2007, as compared with the corresponding prior fiscal year, was due primarily to the overall increase in revenues from our ESSI acquisition, which contributed incremental operating income of $93.4 million, higher revenues in our RSTA Segment and strong margins from our power systems business. Partially offsetting the overall increase in operating income were overall net lower margins from our intelligence businesses and certain rugged computer systems, which were under new contracts in fiscal 2007. During fiscal 2007, we also recorded $3.7 million of severance-related costs related to the new organizational operating structure announced October 2, 2006. See “Operating Segments” discussion below for additional information.

As described in Note 1.Q. to our Consolidated Financial Statements, we adopted SFAS 123R, effective April 1, 2006, using the modified prospective method. For the year ended March 31, 2007, we recorded total share-based costs related to stock options and non-vested stock of $11.1 million, and $11.1 million was charged to operating income. At March 31, 2007, there was $8.0 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average remaining period of 2.1 years. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock awards was $11.7 million, which are expected to be recognized over a weighted average remaining period of 2.0 years.

As a result of applying SFAS 123R, our earnings before income taxes for the fiscal year ended March 31, 2007 were $6.3 million lower and net earnings during the same fiscal year was $3.9 million lower than if we had continued to account for share-based compensation under Accounting Principles Bulletin (APB) Opinion No. 25.

Basic earnings per share for the fiscal year ended March 31, 2007 would have been $3.29 per share and diluted earnings per share would have been $3.21 per share if we had not adopted SFAS 123R. For the fiscal year ended March 31, 2007, we reported basic earnings per share of $3.19 and diluted earnings per share of $3.12.

Bookings   We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the year ended March 31, 2007 increased $1.3 billion, versus the prior year, to $3.5 billion. The primary drivers of the increase were our ESSI acquisition, which contributed incremental bookings of $1.1 billion, as well as strong bookings associated with our uncooled thermal weapon sights and ground-based target acquisition and missile control subsystems, both in our RSTA Segment, and strong bookings for rugged computers in our C4I Segment.

Interest and Related Expenses   Interest and related expenses increased $55.7 million for the year ended March 31, 2007, as compared with the prior year, to $119.9 million. The increase in interest and related expenses was primarily the result of an increase in our average borrowings outstanding, due to the full year impact of borrowings for the ESSI acquisition.  In connection with our acquisition of ESSI our average borrowings increased due to our January 31, 2006 issuance of $350 million of 6 5/8% senior notes, $250 million of 7 5/8% senior subordinated notes and $300 million of 2% senior convertible notes and the February 8, 2006 exercise of an overallotment option for an additional $45 million of 2% senior convertible notes. In addition, since the acquisition, we have utilized our revolving line of credit to meet certain working capital needs (see “Liquidity and Capital Resources” below). At March 31, 2007, we had no borrowings outstanding under our revolving credit facility. At March 31, 2006, we had $40 million outstanding under our revolving credit facility.

Income taxes   The effective income tax rate for fiscal 2007 was approximately 32%, compared with approximately 39% for last fiscal year. The lower fiscal 2007 tax rate was due to the recording of $11.6 million in discrete cumulative tax benefits throughout the year, primarily related to a multiyear redetermination of our Extra-Territorial Income (ETI) exclusion. The lower tax rate also reflected the reinstatement of the Research and Development Credit as part of the Tax Relief and Health Care Act of 2006, a reduction in certain state income tax expense resulting from our internal integration and operational realignment announced in October 2006, as well as other individually insignificant items. The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004 which contains many provisions affecting our income taxes. The Jobs Act contains a provision that eliminated the benefits of the ETI exclusion for export sales subsequent to 2006 and phases in a new tax deduction for income from qualified domestic production activities over a transition period that began in 2005. We anticipate that our effective tax rate for fiscal 2008 will approximate 38%.

Fiscal Year Ended March 31, 2006, Compared with Fiscal Year Ended March 31, 2005

Revenues and Operating Income   Consolidated revenues and operating income for the year ended March 31, 2006 increased $426.9 million and $49.6 million, respectively, to $1.7 billion and $192.7 million, respectively, as compared with the prior fiscal year. The increase in revenues was largely driven by our fiscal 2006 acquisitions of ESSI, Codem and WalkAbout and fiscal 2005 acquisition of NVEC, which, combined, contributed incremental (2006 fiscal over prior fiscal year) revenues of $256.8 million. Also contributing to the overall increase in revenues were increased shipments of certain rugged computer systems, airborne training pods, target acquisition and missile control subsystems, and vision enhancement equipment for ground-based vehicles. Partially offsetting the overall increase in revenues were decreased DDG-1000-related ship propulsion engineering services, lower shipments of certain turbine generator sets and lower volume from a light armored vehicle service life extension program, which substantially was completed in fiscal 2005.

The growth in operating income for the year ended March 31, 2006, as compared with the corresponding prior fiscal year, was due primarily to the overall increase in revenues and favorable margins on certain control cabinets for nuclear facilities, vision enhancement equipment for ground-based vehicles, and flight control computer contract manufacturing. Our acquisitions of ESSI, NVEC, Codem and WalkAbout contributed $30.2 million of incremental operating income for the year ended March 31, 2006. Partially offsetting the overall increase in operating income were losses from DDG-1000-related ship propulsion engineering. See “Operating Segments” discussion below for additional information.

Bookings   We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the year ended March 31, 2006 increased $739.9 million, versus the same period in the prior year, to $2.2 billion. The primary drivers of the increase were significant bookings for target acquisition and missile control subsystems, long-range infrared search and tracking systems and rugged computers. Our ESSI, NVEC, Codem and WalkAbout acquisitions contributed combined incremental bookings of $275.5 million.

Interest and Related Expenses   Interest and related expenses increased $24.4 million for the year ended March 31, 2006, as compared with the same period in the prior year, to $64.2 million. The increase in interest and related expenses was primarily the result of an increase in our average borrowings outstanding for the year ended March 31, 2006, as compared with the previous fiscal year. The increase in average borrowings was due to our December 23, 2004 issuance of $200 million of 6 7/8% senior subordinated notes, incremental borrowings under our amended and restated credit agreement, $900 million of new debt securities issued on January 31, 2006 relating to our acquisition of ESSI and the exercise of a $45 million over-allotment option on our convertible debt (see “Liquidity and Capital Resources” below).

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

Operating Segments

The following tables set forth, by operating segment, revenues, operating income, and operating margin and the percentage increase or decrease of those items, as compared with the prior fiscal year:

	Years Ended March 31,			Percent Changes
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(dollars in thousands)
C4I Segment
Revenues*	$1,139,462	$1,123,101	$975,097	1.5%	15.2%
Operating income	$130,046	$125,936	$96,603	3.3%	30.4%
Operating margin	11.4%	11.2%	9.9%	1.8%	13.2%
RSTA Segment
Revenues*	$599,581	$444,404	$333,503	34.9%	33.3%
Operating income	$68,670	$54,510	$46,855	26.0%	16.3%
Operating margin	11.5%	12.3%	14.0%	(6.6)%	(12.7)%
Sustainment Systems Segment
Revenues*	$400,785	$69,404	$—	n/m	n/m
Operating income	$59,319	$8,261	$—	n/m	n/m
Operating margin	14.8%	11.9%	—	n/m	n/m
Technical Services Segment
Revenues*	$681,285	$98,623	$—	n/m	n/m
Operating income	$49,169	$6,833	$—	n/m	n/m
Operating margin	7.2%	6.9%	—	n/m	n/m
Other
Revenues*	$—	$—	$—	n/m	n/m
Operating income (loss)	$379	$(2,830)	$(326)	113.4%	(768.1)%
Operating margin	n/m	n/m	n/m	n/m	n/m

*     Revenues are net of intersegment eliminations.

n/m - not meaningful

 Fiscal Year Ended March 31, 2007, Compared with Fiscal Year Ended March 31, 2006

C4I Segment   Revenues increased $16.4 million, or 1.5%, to $1.1 billion for the year ended March 31, 2007, as compared with the prior fiscal year. Operating income increased $4.1 million, or 3.3%, to $130.0 million. The key drivers of the increase in revenues were increased shipments of chassis modernization kits, higher engineering and development revenue from a naval infrared search and track program, increased shipments of reactor monitoring equipment and power conversion equipment, as well as higher revenues from tactical intelligence and targeting equipment, and a cable assembly program. Partially offsetting overall higher revenues were decreased shipments of combat display workstations, the cancellation of a test range support program and the April 1, 2006 transfer of the Technical Services, Inc. operating unit to the Technical Services Segment, as described in Note 3 to our Consolidated Financial Statements included herein.

The increase in operating income for the year ended March 31, 2007, as compared with the prior fiscal year, was driven primarily by improved margins in the power systems business, offset, in part, by lower margins from C4I’s intelligence business and from certain rugged computer systems, which were performed under a new contract in fiscal 2007.

RSTA Segment   Revenues increased $155.2 million, or 34.9%, to $599.6 million for the year ended March 31, 2007, as compared with the prior fiscal year. Operating income increased $14.2 million, or 26.0%, to $68.7 million. The increase in revenues was primarily attributable to increased shipments of ground-based target acquisition and missile control subsystems, uncooled thermal weapons sights, vision enhancement equipment for ground-based vehicles, thermal imaging systems and subsystems for a long-range surveillance system. Partially offsetting the overall increase in revenues were lower volumes from airborne electro-optical sighting systems products and services, and laser aimers and illuminators.

The increase in operating income for the fiscal year ended March 31, 2007, as compared with the prior fiscal year, was largely due to higher overall revenues, offset in part by a $3.5 million unfavorable program adjustment recorded in the fourth quarter of fiscal 2007 on an uncooled thermal weapon sights program, due to manufacturing issues causing temporary delays in shipments, and $2.0 million in severance-related costs related to the new organizational operating structure announced October 2, 2006. We anticipate resolution of the thermal weapon sights program issues in the first half of fiscal 2008, with shipments expected to resume in the second quarter.

Sustainment Systems Segment   For the year ended March 31, 2007, the Sustainment Systems Segment, which was acquired in connection with the ESSI acquisition on January 31, 2006, recorded revenues of $400.8 million, $331.4 million of which were incremental, compared with the prior year, which included only two months of operations. The primary revenue and operating income drivers were higher demand for a heavy equipment transport refurbishment program for the U.S. Army, tactical quiet generator sets and battlefield digital command, control and communication systems.

Operating income for the year ended March 31, 2007 was $59.3 million, $51.1 million greater than the prior year. Operating income was driven by the full-year effect of the programs highlighted above, offset, in part by $1.2 million in severance-related costs associated with the new organizational operating structure announced October 2, 2006.

Technical Services Segment   For the year ended March 31, 2007, the Technical Services Segment, which was acquired in connection with the ESSI acquisition on January 31, 2006, recorded revenues $681.3 million, $582.7 million of which were incremental, compared with the prior year, which included only two months of operations. The primary revenue and operating income drivers in the segment were higher demand for equipment and services provided under the Rapid Response (R2) contractual instrument, defense satellite transmission services, mobile power generation and distribution equipment for the U.S. Air Force and commercial vehicle armor kits.

Operating income for the year ended March 31, 2007 was $49.2 million, $42.3 million greater than the prior year. Operating income was driven by the full-year effect of the programs highlighted above, offset, in part by $0.5 million in severance-related costs associated with the new organizational operating structure announced October 2, 2006. Typical margins on contracts within this segment are from 5% to 8%.

Other   Other consists of certain non-allocable general and administrative expenses at DRS Corporate, offset by a $1.3 million gain on the collection of a note receivable that previously had been written off.

Fiscal Year Ended March 31, 2006, Compared with Fiscal Year Ended March 31, 2005

C4I Segment   Revenues increased $148.0 million, or 15.2%, to $1.12 billion for the year ended March 31, 2006, as compared with the prior fiscal year. Operating income increased $29.3 million, or 30.4%, to $125.9 million. The increase in revenue was largely attributable to increased production of certain rugged computer systems, airborne training pods, advanced propulsion steam turbines, combat display workstations, power conversion, distribution and control systems, flight range test and evaluation equipment, chassis modernization kits, and communications intelligence and signals intelligence programs. Our acquisitions of Codem and WalkAbout contributed aggregate incremental (fiscal 2006 over prior fiscal year) revenues of $41.3 million to the year ended March 31, 2006. Partially offsetting the overall increase in revenues were decreased DDG-1000-related ship propulsion engineering services, decreased shipments of certain turbine generator sets, lower volume from a light armored vehicle service life extension program, which substantially was completed in fiscal 2005, and decreased shipments of certain satellite communication equipment and motor control subassemblies.

The increase in operating income for the year ended March 31, 2006, as compared with the prior fiscal year, was primarily driven by the overall increase in revenues, $7.5 million of aggregate incremental operating income contribution from our acquisitions of Codem and WalkAbout, and favorable margins on vision enhancement equipment and certain launch control electronics. Partially offsetting the overall increase in operating income were losses from DDG-1000-related ship propulsion engineering, cost growth on an advanced propulsion steam turbine program and a power conversion, distribution and control program. Operating income for fiscal 2005 was unfavorably impacted by a $6.5 million charge to increase the accrual for the settlement of litigation with Miltope Corporation and IV Phoenix Group, Inc., pursuant to which the Company agreed to pay $7.5 million to resolve all outstanding claims. Also impacting fiscal 2005 was $1.2 million in severance-related charges.

RSTA Segment   Revenues increased $110.9 million, or 33.3%, to $444.4 million for the year ended March 31, 2006, as compared with the prior fiscal year. Operating income increased $7.7 million, or 16.3%, to $54.5 million. The increase in revenues was primarily attributable to our fiscal 2005 acquisition of NVEC, which contributed incremental revenues of $47.5 million. Revenues also were favorably impacted by increases from target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, electro-optical sensors and space electronics, and focal plane arrays. Partially offsetting the overall increase in revenues were lower revenues from certain maritime forward-looking infrared sighting systems and thermal imaging systems.

The increase in operating income for the year ended March 31, 2006, as compared with the prior fiscal year, was primarily driven by our fiscal 2005 acquisition of NVEC, which contributed $7.6 million to operating income.

Sustainment Systems Segment   The Sustainment Systems segment, which consists of certain operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues and operating income of $69.4 million and $8.3 million, respectively. The primary revenue and operating income drivers in the segment were demand for heavy equipment transport refurbishment program for the U.S. Army, power generator spares and tactical quiet generators.

Technical Services Segment   The Technical Services Segment, which substantially consists of certain operating units acquired from our acquisition of ESSI on January 31, 2006, recorded revenues and operating income of $98.6 million and $6.8 million, respectively. The primary revenue and operating income drivers in the segment were the R2 contractual instrument, mobile power generation and distribution equipment for the U.S. Air Force, and defense satellite transmission services.

Other   The $2.8 million operating loss in Other for the year ended March 31, 2006 was driven primarily by a $2.0 million charge recorded in the second quarter of fiscal 2006 in connection with a contingent liability.

Results of Discontinued Operations

A consolidated summary of the operating results of the discontinued operations for the year ended March 31, 2005 is as follows:

Year Ended
March 31,
2005
(in thousands)
Revenues	$33,325
Earnings before taxes	$3,601
Income tax expense	1,050
Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551

Liquidity and Capital Resources

Cash and cash equivalents, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, and expected dividend payments during the next 12 months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control.

Cash Flows   The following table provides our cash flow data for the fiscal years ended March 31, 2007, 2006 and 2005:

	Years Ended March 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities of continuing operations	$195,235	$157,062	$136,183
Net cash provided by operating activities	$195,235	$157,062	$138,410
Net cash used in investing activities of continuing operations	$(69,918)	$(1,467,396)	$(53,573)
Net cash used in investing activities	$(69,918)	$(1,467,396)	$(54,398)
Net cash (used in) provided by financing activities of continuing operations	$(31,001)	$1,004,222	$164,901
Net cash (used in) provided by financing activities	$(31,001)	$1,004,222	$164,871

Operating activities of Continuing Operations   During fiscal 2007, we generated $195.2 million of operating cash flow, $38.1 million more than the $157.1 million reported in the prior fiscal year. Earnings from continuing operations increased $45.6 million to $127.1 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $32.3 million over the corresponding prior fiscal period. These non-cash adjustments primarily consist of depreciation and amortization of fixed assets and acquired intangible assets, share-based compensation, changes in deferred income taxes, non-cash adjustments to inventory reserves and provisions for doubtful accounts, and amortization of deferred financing fees and amortization of bond premium, which are recognized as a component of interest and related expenses. The primary drivers of the increase in these non-cash adjustments were depreciation of acquired property, plant and equipment and amortization of identified acquired intangible assets and deferred financing fees related to the financing of the ESSI acquisition, offset by an increase in net deferred tax liabilities resulting primarily from the utilization of certain net operating losses and tax credit carry forwards, and the realization and adjustment of certain deferred tax assets.

Changes in assets and liabilities, net of effects from business combinations, used $37.7 million for the fiscal year ended March 31, 2007. Accounts receivable increased $100.8 million, mainly due to higher sales volume in the fourth quarter. Inventory used $51.3 million of cash, due to the increase in certain of our electro-optical sighting and targeting surveillance and acquisition inventories. Accounts payable increased $68.1 million, as purchases required to build inventories exceeded related payments. Accrued expenses and other current liabilities used $10.1 million of cash during the year as a result of the liquidation of certain contract-related reserves and the payment of vendor-related accrued expenses offset, in part, by the increase in warranty-related accruals and in income taxes payable. Net customer advances provided $44.3 million in cash and are related directly to the inventory increases. Other current assets provided $17.4 million, as we received proceeds after the close of the acquisition from the exercise of ESSI stock options exercised prior to the acquisition, offset by expenditures for prepaid job costs.

Investing activities   The following table summarizes the cash flow impact of our business combinations for the fiscal years ended March 31, 2007, 2006 and 2005:

Fiscal 2007	Date of Original Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition- Related Payments	Other	Total
	(in thousands)
ESSI	1/31/2006	$—	$—	$—	$1,817	$—	$1,817
Codem	4/15/2005	—	1,153	—	—	—	1,153
DKD, Inc (Nytech)	10/15/2002	—	6,627	—	—	—	6,627
Night Vision Equipment Co. (NVEC)	12/14/2004	—	7,140	—	—	—	7,140
Total payments pursuant to business combinations		$—	$14,920	$—	$1,817	$—	$16,737

Fiscal 2006
ESSI	1/31/2006	$1,343,338	$—	$—	$25,223	$—	$1,368,561
Codem	4/15/2005	29,200	—	2,363	374	—	31,937
WalkAbout	6/27/2005	10,663	—	3,065	164	—	13,892
DKD, Inc (Nytech)	10/15/2002	—	6,742	—	—	—	6,742
Night Vision Equipment Co. (NVEC)	12/14/2004	—	4,564	—	—	—	4,564
Total payments pursuant to business combinations		$1,383,201	$11,306	$5,428	$25,761	$—	$1,425,696

Fiscal 2005
Electro Mechanical Systems unit of Lockheed Martin Corporation (DRS SSS)	9/28/2001	$—	$—	$—	$—	$(500)	$(500)
DKD, Inc (Nytech)	10/15/2002	—	3,118	—	—	—	3,118
Night Vision Equipment Co. (NVEC)	12/14/2004	42,500	—	4,655	66	—	47,221
Total payments pursuant to business combinations		$42,500	$3,118	$4,655	$66	$(500)	$49,839

The following table summarizes the net cash received from the sale of certain businesses for the year ended March 31, 2005:

Fiscal 2005 Divestiture	Date of Transaction	Amount
		(in thousands)
DRS Weather Systems and DRS Broadcast Technology	3/10/05	$29,096

Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, to finance such acquisitions. Other sources of capital could include the issuance of common stock and/or preferred stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

We paid $55.9 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2007, as compared with $43.2 million for fiscal 2006. We expect capital expenditures of approximately $70 million to $90 million in fiscal 2008, as we continue to upgrade our facilities, as well as manufacturing and engineering capabilities.

Financing Activities   The following table summarizes the cash flow impact of our financing activities from continuing operations for the fiscal years ended March 31, 2007, 2006 and 2005:

	For the Years Ended March 31,
	2007	2006	2005
	(in thousands)
Sources of Cash
Proceeds from senior subordinated notes	$—	$945,000	$210,000
Receipt of advanced interest on senior subordinated notes	—	—	1,986
Term loans	—	275,000	—
Borrowings from revolving line of credit	—	40,000	—
Stock option exercises	12,868	12,540	8,097
Excess tax benefit realized from share-based payment arrangements	4,880	—	—
Investment from third party in joint venture	480	—	—
Borrowings of other debt	452	9,853	—
Total	$18,680	$1,282,393	$220,083
Uses of Cash
Discretionary payments of DRS term loans	—	(165,690)	(45,000)
Scheduled payments of DRS term loan	(2,750)	(1,770)	(2,360)
Net repayments on short-term debt	(40,000)	—	—
Scheduled payment on Nytech Note	—	—	(3,000)
Payments on ESSI short-term debt	—	(76,300)	(82)
Payments on other debt	(1,969)	(348)	(547)
Dividends	(4,962)	(3,705)	—
Return of advanced interest on senior subordinated notes	—	(1,986)	—
Debt and bond issuance costs	—	(28,372)	(4,193)
Total	$(49,681)	$(278,171)	$(55,182)
Net cash (used in) provided by financing activities of continuing operations	$(31,001)	$1,004,222	$164,901

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

Revolving line of credit and term loan borrowings under the Credit Facility generally bear interest at our option at either: 1) a base rate, which is defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) the LIBOR rate plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on our total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on our TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

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

There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, quarterly financial covenants, which began with the quarter ended June 30, 2006, specifying maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio and restrictions or limitations on acquisitions and investments, equity issuances, sales of assets, dividends we may declare and pay on our common stock, issuance of additional debt or modifications of existing debt, incurrence of liens and capital expenditures.

The principal amount of any outstanding revolving credit loans is due and payable in full on January 31, 2012, the sixth anniversary of the closing date of the Credit Facility. We are required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each December, March, June and September, which commenced June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. Each principal payment from June 30, 2012 through January 31, 2013 is $64.6 million adjusted for any optional payments.

As of March 31, 2007, $272.3 million of term loans were outstanding against the Credit Facility. The weighted average interest rate on our term loan borrowings was 6.9% as of March 31, 2007 (6.3% as of March 31, 2006). At March 31, 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility. As of March 31, 2006, $275.0 million of term loans and $40.0 million of revolving line of credit borrowings were outstanding against the Credit Facility. In April 2007, we prepaid, at our discretion, $50.0 million of the outstanding term loan with proceeds from our revolving line of credit and recognized a $0.1 million charge to interest and related expenses in the first quarter of fiscal 2008.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments from our customers. As of March 31, 2007, $46.8 million was contingently payable under letters of credit and bank guarantees (including an immaterial amount of letters of credit obtained outside the Credit Facility). At March 31, 2007, we had $354.5 million of availability under our revolving line of credit.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011, payable in Canadian dollars. The proceeds of the loan were utilized to allow repatriation of certain amounts from Canada to the U.S. which were subject to more favorable tax treatment under the Jobs Act (for further information see Notes 1.R. and 10.) The Canadian loan bears interest at our option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. The weighted average interest rate on the term loan was 6.0% as of March 31, 2007 (5.5% at March 31, 2006). DRS Canada is required to repay aggregate outstanding principal of C$575.0 thousand on the first business day of every January, April, July and October, which commenced July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS Canada and the Company. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. We are subject to the same financial covenants under the Canadian loan as we are under the Credit Facility described above, and DRS Canada is subject to other non-financial covenants that are similar to those described in the Credit Facility.

On January 31, 2006, in connection with the acquisition of ESSI, we issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, we sold an additional $45.0 million of Convertible Notes pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of our available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI’s outstanding indebtedness, and pay related fees and expenses.

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, and are pari passu with the 6 7/8% senior subordinated notes.

The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of DRS’s existing and future domestic subsidiaries. See Note 15, “Guarantor and Non-guarantor Financial Statements,” of our Consolidated Financial Statements for additional disclosures.

At any time prior to February 1, 2009, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 6 5/8% senior notes and 7 5/8% senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.625% and 107.625%, respectively, of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions.

At any time prior to February 1, 2011, we may redeem the 6 5/8% senior notes and 7 5/8% senior subordinated notes for cash at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the January 2006 Notes being redeemed and (2) the sum of (a) the present values of 103.313% of the principal amount of the 6 5/8% senior notes and 103.813% of the principal amount of the 7 5/8% senior subordinated notes being redeemed and (b) the scheduled payments of interest on the respective January 2006 Notes, discounted to the date of redemption, together with accrued and unpaid interest, if any.

On or after February 1, 2011, we may redeem, at our option, all or a part of the January 2006 Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any:

Year	6 5/8% Senior Notes	7 5/8% Senior Subordinated Notes
2011	103.313%	103.813%
2012	102.209%	102.542%
2013	101.105%	101.271%
2014 and thereafter	100.000%	100.000%

In certain instances of a change in control, we must offer to repurchase all or part of the January 2006 Notes at a redemption price equal to 101% of the principal amount.

The net proceeds of the offering of the Convertible Notes, including the over-allotment, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. Certain of our existing and future wholly-owned domestic subsidiaries fully and unconditionally guarantee our payment obligations under the Convertible Notes, jointly and severally, on a senior unsecured basis. The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006.

Commencing with the six-month period beginning on February 1, 2011, we will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note for each of the days in the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument. The value of the contingent interest feature was zero at the date of the issuance of the Convertible Notes and at March 31, 2007. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in the fair value of the contingent interest feature.

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

We evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the Convertible Notes and determined that the conversion feature should be classified as equity, and, therefore, it does not need to be accounted for separately from the Convertible Notes. We update our analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

The shares of DRS common stock that may be issued, if any, upon conversion of the Convertible Notes may be registered or unregistered shares. At the date of issuance, the underlying shares of DRS common stock have been registered through an automatically effective registration statement filed with the SEC. We are obligated to use our reasonable best efforts to maintain such registration for two years or pay additional interest ranging from 0.25% to 1.00% per annum on the principal of the Convertible Notes.

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

•       During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is defined in the Convertible Note agreement; or

•       If we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

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

•       During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is defined in the Convertible Note agreement; or

•       If we have called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

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

Holders have the right to require us to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) up to but not including the purchase date.

On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest, which is payable every six months on May 1 and November 1, commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of our available cash and initial borrowings under the then existing credit facility, were used to fund the IDT acquisition, repay certain of DRS’s and IDT’s outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements,” of our Consolidated Financial Statements for additional disclosures. The Company is subject to liquidating damages (ranging from 0.25% to 1.00% of the outstanding principal) if we fail to maintain an effective registration statement for the 6 7/8 % senior subordinated notes.

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

On or after November 1, 2008, DRS may redeem, at our option, all or part of the 6 7/8% senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidating damages.

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

At March 31, 2007, other obligations consisted of a mortgage on our Palm Bay, Florida facility of $2.6 million (Palm Bay Mortgage), $0.8 million for certain notes payable to the former owners of DRS Mobile Environmental Systems, Co. (DRS MSC Note Payable) and $1.6 million of debt at our DRS Pivotal Power operating unit.

Equity   On February 8, 2007, our Board of Directors declared a $0.03 per common share cash dividend, payable on March 30, 2007 to stockholders of record as of March 15, 2007. On May 10, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on June 29, 2007 to stockholders of record as of June 15, 2007.

Free cash flow   Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the fiscal year ended March 31, 2007 was $139.3 million, or $25.4 million greater than free cash flow of $113.9 million for fiscal 2006. Free cash flow for the fiscal year ended March 31, 2006 was $113.9 million, or $12.2 million greater than free cash flow of $101.7 million for fiscal 2005. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

EBITDA   Earnings from continuing operations before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2007 was $382.5 million, or $143.1 million greater than $239.4 million for fiscal 2006. EBITDA for the year ended March 31, 2006 was $239.4 million, or $58.2 million greater than $181.2 million from fiscal 2005. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

Off-Balance Sheet Financing Arrangements   We have $345 million of 2% senior convertible notes with a conversion price of $59.70 per share. Upon conversion we would satisfy our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the note in excess of $59.70 per share, as defined in the convertible debt agreement. We believe the number of shares to be issued upon conversion does not pose a reasonable likelihood of potential significant dilution over the next twelve months.  For further information on our Convertible Notes, see Note 8 to our Consolidated Financial Statements.

In addition, we have 2.4 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $32.04 per share and 0.4 million of non-vested stock awards outstanding at March 31, 2007 that represent additional potential dilution.

We have not entered into any other off-balance sheet financing arrangements.

Contractual Obligations   Our contractual obligations and commitments are set forth in the table below:

		Payments Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
	($ in thousands)
Long-term debt(A)	$1,780,754	$5,160	$10,219	$8,740	$1,756,635
Interest payments on long-term debt(B)	916,651	107,388	211,949	210,123	387,191
Operating lease commitments	135,227	33,492	49,967	29,586	22,182
Acquisition earn-outs(C)	20,501	11,001	9,500	—	—
Purchase obligations(D)	94,534	71,586	17,658	5,290	—
Total contractual obligations	$2,947,667	$228,627	$299,293	$253,739	$2,166,088

(A)          The total amount of long-term debt excludes unamortized premiums of $7.5 million.

(B)           Represents expected interest payments on our long-term debt balance, as of March 31, 2007, using the stated interest rate on our fixed-rate debt and the variable interest rate in effect at March 31, 2007 on the outstanding borrowings under our Credit Facility and Canadian term loan. The calculation assumes that current borrowings are repaid based upon the scheduled repayment dates.

(C)           Represents contingent purchase price payments or “earn-outs” for certain of our acquisitions that are contingent upon the receipt of post-acquisition revenues and orders from those acquired businesses. Any amount that we pay for the earn-outs will be included in “payments pursuant to business combinations” within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2009.

(D)          Includes amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services under firm government contracts for which we have full recourse under normal contract termination clauses.

We enter into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At March 31, 2007, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1–3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$46,457	$44,040	$2,417	$—
Bank guarantees	$372	$372	$—	$—

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results.

Backlog at March 31, 2007 was $3.0 billion, as compared with $2.4 billion at March 31, 2006. We booked $3.5 billion in new orders in fiscal 2007. The increase in backlog was due to the net effect of bookings. Approximately 72% of backlog, as of March 31, 2007, is expected to result in revenues during fiscal 2008.

Internal Research and Development   In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2007, 2006 and 2005 were $50.9 million, $47.6 million and $38.9 million, respectively.

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

	Year Ended March 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Earnings from continuing operations	$127,060	$81,494	$58,126	$43,542	$30,171
Income taxes	60,104	51,994	44,842	33,789	25,701
Interest income	(1,273)	(7,253)	(2,460)	(754)	(1,179)
Interest and related expenses	119,912	64,186	39,750	24,259	10,589
Depreciation and amortization	76,663	48,985	40,968	28,436	16,614
EBITDA(A)	$382,466	$239,406	$181,226	$129,272	$81,896
Income taxes	(60,104)	(51,994)	(44,842)	(33,789)	(25,701)
Interest income	1,273	7,253	2,460	754	1,179
Interest and related expenses	(119,912)	(64,186)	(39,750)	(24,259)	(10,589)
Deferred income taxes	10,620	15,454	24,660	(5,558)	203
Changes in assets and liabilities, net of effects from business combinations and divestitures	(37,673)	2,015	4,605	32,743	585
Other, net	18,565	9,114	7,824	5,554	4,435
Net cash provided by operating activities of continuing operations	195,235	157,062	136,183	104,717	52,008
Capital expenditures	(55,907)	(43,194)	(34,521)	(24,444)	(21,526)
Free cash flow(B)	$139,328	$113,868	$101,662	$80,273	$30,482

(A)          We define EBITDA as earnings from continuing operations before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities of continuing operations. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities of continuing operations, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity’s obligation to service debt, fund working capital, business acquisitions and capital expenditures, and pay income taxes. Rather, EBITDA is one potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

OTHER MATTERS

New Accounting Pronouncements

New accounting pronouncements have been issued by the Financial Accounting Standards Board which are not effective until after March 31, 2007. For further discussion of new accounting standards, see Note 1.V. to our Consolidated Financial Statements in Part II, Item 8.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Market Risk   In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk   Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, the Company entered into an amended and restated senior secured credit facility for up to an aggregate amount of $675.0 million, replacing the Company’s then existing credit facility. The amended and restated senior secured credit facility consists of (i) a seven-year term loan facility in an aggregate principal amount equal to $275.0 million, with principal repayable in quarterly installments for the first five years at a rate of 1.00% per year and the balance to be repaid in equal quarterly installments beginning six years following the completion of the acquisition, and (ii) a six-year revolving credit facility in an aggregate principal amount of $400.0 million, to be repaid in full on the sixth anniversary of the closing date of the facility. Borrowings under the Credit Facility generally bear interest as either: 1) base rate loans, which are defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) LIBOR rate loans plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company’s total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company’s TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) entered into a five-year senior secured term loan for approximately $9.9 million (C$11.5 million) maturing on April 1, 2011. The term loan bears interest at our option at either: 1) prime rate or (ii) LIBOR rate plus 1.75%. We are required to repay aggregate outstanding principal of approximately C$575.0 thousand on the first business day of every January, April, July and October, which commenced July 1, 2006.

A 0.5% increase/decrease in the weighted average interest rate on our variable rate debt outstanding at March 31, 2007 would result in an incremental increase/decrease in annual interest expense of approximately $1.4 million. The carrying values of the Company’s borrowings under the amended and restated credit facility and Canadian term loan approximate their fair values at March 31, 2007.

Simultaneously with the closing of our acquisition of ESSI, we also issued $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300 million aggregate principal amount of 2.0% convertible senior notes due 2026. On February 8, 2006, we sold an additional $45.0 million of convertible senior notes pursuant to an over-allotment option exercised by the initial purchasers of the convertible senior notes. The interest rates on our senior notes, convertible notes and senior subordinated notes are fixed. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

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

The market-based fair value of our notes are as follows:

	March 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior Notes	$350,000	$353,500	$350,000	$348,250
Senior Subordinated Notes	$807,453	$815,500	$808,585	$808,438
Senior Convertible Notes	$345,000	$363,975	$345,000	$365,269

The senior convertible notes contain a contingent interest feature which represents an embedded derivative instrument, as it is based on DRS’s stock price. The value of the contingent interest was zero at the date of the issuance of the senior convertible notes and at March 31, 2007. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in its fair value.

Foreign Currency Exchange Risk   We operate and conduct business in foreign countries and, as a result, are exposed to fluctuations in foreign currency exchange rates. More specifically, our stockholders’ equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. Beginning in January 2006, in order to mitigate the risk associated with certain of these contracts denominated in foreign currency, we entered into foreign currency forward contracts. We account for these contracts as cash flow hedges. At March 31, 2007, there were no open foreign currency forward contracts.

Item 8.                    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc:

We have audited the accompanying consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1.Q. and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” effective April 1, 2006.  Also as discussed in Note 12 to the consolidated financial statements, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R,” at the end of the fiscal year ended March 31, 2007.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DRS Technologies, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
May 29, 2007

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$95,833	$1,293
Accounts receivable, net	535,242	432,678
Inventories, net	367,612	331,206
Prepaid expenses, deferred income taxes and other current assets	126,975	135,613
Total current assets	1,125,662	900,790
Property, plant and equipment, net	231,206	220,506
Acquired intangible assets, net	196,984	231,139
Goodwill	2,616,642	2,608,068
Deferred income taxes and other noncurrent assets	44,216	58,616
Total assets	$4,214,710	$4,019,119
Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,161	$4,622
Accounts payable	297,427	224,673
Accrued expenses and other current liabilities	467,944	471,068
Total current liabilities	770,532	700,363
Long-term debt, excluding current installments	1,783,046	1,828,771
Other liabilities	158,682	138,405
Total liabilities	2,712,260	2,667,539
Commitments and contingencies
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at March 31, 2007 and 2006	—	—
Common stock, $.01 par value per share. Authorized 100,000,000 shares at March 31, 2007 and 2006; 40,673,944 and 39,912,541 shares issued at March 31, 2007 and 2006, respectively	407	399
Additional paid-in capital	1,099,991	1,076,786
Retained earnings	399,793	277,706
Accumulated other comprehensive earnings	2,259	3,885
Unamortized stock compensation	—	(7,196)
Total stockholders’ equity	1,502,450	1,351,580
Total liabilities and stockholders’ equity	$4,214,710	$4,019,119

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per-share data)

	Year Ended March 31,
	2007	2006	2005
Revenues:
Products	$2,084,765	$1,520,508	$1,177,849
Services	736,348	215,024	130,751
Total revenues	2,821,113	1,735,532	1,308,600
Costs and expenses	2,513,530	1,542,822	1,165,468
Operating income	307,583	192,710	143,132
Interest income	1,273	7,253	2,460
Interest and related expenses	119,912	64,186	39,750
Other expense, net	350	727	719
Earnings from continuing operations before non-controlling interests and income taxes	188,594	135,050	105,123
Non-controlling interests	1,430	1,562	2,155
Earnings from continuing operations before income taxes	187,164	133,488	102,968
Income taxes	60,104	51,994	44,842
Earnings from continuing operations	127,060	81,494	58,126
Earnings from discontinued operations (including gain on disposal of $700 in 2005), net of income taxes	—	—	2,551
Net earnings	$127,060	$81,494	$60,677
Net earnings per share of common stock:
Basic earnings per share:
Earnings from continuing operations	$3.19	$2.75	$2.15
Earnings from discontinued operations (including gain on disposal of $0.03 per share in 2005), net of income taxes	$—	$—	$0.09
Net earnings	$3.19	$2.75	$2.24
Diluted earnings per share:
Earnings from continuing operations	$3.12	$2.67	$2.09
Earnings from discontinued operations (including gain on disposal of $0.02 per share in 2005), net of income taxes	$—	$—	$0.09
Net earnings	$3.12	$2.67	$2.18
Dividends per share of common stock	$0.12	$0.12	$—

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Earnings	Unamortized Stock	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Losses)	Compensation	Equity
Balances at March 31, 2004	27,063,093	$271	$456,664	$139,247	$3,035	$(3,592)	$595,625
Net earnings	—	—	—	60,677	—	—	60,677
Unrealized gains on hedging instruments, net of $515 of income taxes	—	—	—	—	754	—	754
Minimum pension liability, net of $525 income tax benefit	—	—	—	—	(956)	—	(956)
Foreign currency translation adjustments	—	—	—	—	3,365	—	3,365
Total comprehensive earnings							63,840
Stock options exercised	426,742	4	8,093	—	—	—	8,097
Income tax benefit from stock options exercised	—	—	2,778	—	—	—	2,778
Restricted stock grants	2,400		69	—	—	(69)	—
Restricted stock cancellations	(19,740)	—	(577)	—	—	577	—
Compensation relating to restricted stock	—	—	—	—	—	1,088	1,088
Balances at March 31, 2005	27,472,495	$275	$467,027	$199,924	$6,198	$(1,996)	$671,428
Net earnings	—	—	—	81,494	—	—	81,494
Reclassification adjustment for gain on hedging instrument, net of $751 of income tax benefit	—	—	—	—	(1,052)	—	(1,052)
Unrealized gains on hedging instruments, net of $10 of income tax					20		20
Minimum pension liability, net of $1,142 income tax benefit	—	—	—	—	(2,646)	—	(2,646)
Foreign currency translation adjustments	—	—	—	—	1,365	—	1,365
Total comprehensive earnings							79,181
Dividends declared	—	—	—	(3,712)	—	—	(3,712)
Issuance of shares to purchase Engineered Support Systems, Inc.	11,727,566	117	587,143	—	—	—	587,260
Stock options exercised	563,620	5	12,535	—	—	—	12,540
Income tax benefit from stock options exercised	—	—	5,540	—	—	—	5,540
Restricted stock grants	166,880	2	8,694	—	—	(8,696)	—
Restricted stock cancellations	(18,020)	—	(640)	—	—	640	—
Compensation relating to restricted stock	—	—	—	—	—	2,856	2,856
Other	—	—	(3,513)	—	—	—	(3,513)
Balances at March 31, 2006	39,912,541	$399	$1,076,786	$277,706	$3,885	$(7,196)	$1,351,580
Adjustment for the adoption of SFAS 123R	—	—	(7,196)	—	—	7,196	—
Net earnings	—	—	—	127,060	—	—	127,060
Unrealized losses on hedging instruments, net of $10 of income tax benefit	—	—	—	—	(20)	—	(20)
Minimum pension liability, net of $1,209 income tax	—	—	—	—	2,260	—	2,260
Foreign currency translation adjustments	—	—	—	—	1,872	—	1,872
Total comprehensive earnings							131,172
Adjustment for the adoption of SFAS 158 net of $3,418 of income tax benefit	—	—	—	—	(5,738)	—	(5,738)
Dividends declared	—	—	—	(4,973)	—	—	(4,973)
Adjustment of shares to purchase Engineered Support Systems, Inc.			(78)	—	—	—	(78)
Stock options exercised	575,152	6	12,862	—	—	—	12,868
Income tax benefit from share-based payment arrangements	—	—	4,880	—	—	—	4,880
Restricted stock grants	247,906	2	(2)	—	—	—	—
Restricted stock cancellations	(61,655)	—	—	—	—	—	—
Share-based compensation	—	—	11,114	—	—	—	11,114
Other	—	—	1,625	—	—	—	1,625
Balances at March 31, 2007	40,673,944	$407	$1,099,991	$399,793	$2,259	$—	$1,502,450

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net Earnings	$127,060	$81,494	$60,677
Earnings from discontinued operations	—	—	(2,551)
Earnings from continuing operations	127,060	81,494	58,126
Adjustments to reconcile net earnings of continuing operations to cash flows from operating activities of continuing operations:
Depreciation and amortization	76,663	48,985	40,968
Share-based compensation	11,114	2,060	1,191
Deferred income taxes	10,620	15,454	24,660
Inventory reserves and provision for doubtful accounts	1,319	3,147	1,519
Amortization and write-off of deferred financing fees	5,892	6,632	3,765
Other, net	240	(2,725)	1,349
Changes in assets and liabilities, net of effects from business combinations and divestitures:
(Increase) decrease in accounts receivable	(100,797)	(26,196)	155
Increase in inventories	(51,276)	(35,439)	(29,922)
Decrease in prepaid expenses and other current assets	17,364	2,783	1,073
Increase in accounts payable	68,107	51,008	27,109
(Decrease) increase in accrued expenses and other current liabilities	(10,101)	5,792	(6,725)
Increase in customer advances	44,303	4,055	7,200
(Decrease) increase in pension and postretirement liability	(121)	1,338	(2,372)
Other, net	(5,152)	(1,326)	8,087
Net cash provided by operating activities of continuing operations	195,235	157,062	136,183
Net cash provided by operating activities of discontinued operations	—	—	2,227
Net cash provided by operating activities	195,235	157,062	138,410
Cash Flows from Investing Activities
Capital expenditures	(55,907)	(43,194)	(34,521)
Payments pursuant to business combinations, net of cash acquired	(16,737)	(1,425,696)	(49,839)
Proceeds from sales of businesses	—	—	29,096
Investment in short-term notes	—	—	(10,000)
Proceeds from sale of short-term notes	—	—	10,000
Other, net	2,726	1,494	1,691
Net cash used in investing activities of continuing operations	(69,918)	(1,467,396)	(53,573)
Net cash used in investing activities of discontinued operations	—	—	(825)
Net cash used in investing activities	(69,918)	(1,467,396)	(54,398)
Cash Flows from Financing Activities
Net repayments of short-term debt	(40,000)	(36,300)	(82)
Borrowings of long-term debt	452	1,229,853	210,000
(Return of) receipt of advanced interest on senior subordinated notes	—	(1,986)	1,986
Debt issuance costs	—	(28,372)	(4,193)
Repayments of long-term debt	(4,719)	(167,808)	(50,907)
Excess tax benefit realized from share-based payment arrangements	4,880	—	—
Dividends paid	(4,962)	(3,705)	—
Proceeds from exercise of stock options	12,868	12,540	8,097
Other	480	—	—
Net cash (used in) provided by financing activities of continuing operations	(31,001)	1,004,222	164,901
Net cash used in financing activities of discontinued operations	—	—	(30)
Net cash (used in) provided by financing activities	(31,001)	1,004,222	164,871
Effect of exchange rates on cash and cash equivalents	224	553	1,179
Net increase (decrease) in cash and cash equivalents	94,540	(305,559)	250,062
Cash and cash equivalents, beginning of year	1,293	306,852	56,790
Cash and cash equivalents, end of year	$95,833	$1,293	$306,852

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies

A.   Organization   DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests (hereinafter, DRS or the Company) is a leading supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance to the U.S. Department of Defense (DoD), such as command and control, intelligence, surveillance, reconnaissance, power management, battlefield digitization, advanced communications and networks, military vehicle diagnostics, troop sustainment and technical support. Incorporated in 1968, we have served the defense industry for over 38 years. The Company is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, rugged computer systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. The Company’s products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. The Company has contracts that support future military platforms, such as the DDG-1000 Zumwalt destroyer, CVN-78 next-generation aircraft carrier and Future Combat System. The Company provides sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination systems and heavy equipment transport systems. The Company also provides support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces and certain foreign militaries, homeland security forces, and selected government and intelligence agencies.

On October 2, 2006, the Company implemented a new organizational operating structure that realigned its three previously existing operating segments - the Command, Control, Communications, Computers & Intelligence Group, the Surveillance & Reconnaissance Group and the Sustainment Systems & Services Group, into four operating segments. The four operating segments are the Command, Control, Communications, Computers & Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. See Note 14 for a description of each segment. All prior-year amounts presented by segment have been reclassified to reflect the new operating structure.

As more fully described in Note 2, “Acquisitions,” on January 31, 2006 the Company acquired all of the outstanding stock of Engineered Support Systems, Inc. (ESSI). The entities acquired from ESSI are managed as the Company’s Sustainment Systems Segment and the Technical Services Segment. The total transaction value, excluding acquisition-related costs of $27.1 million, was approximately $1.93 billion.

On March 10, 2005, the Company completed the sale of two of its operating units—DRS Weather Systems, Inc. (DRS Weather) and DRS Broadcast Technology (DRS Broadcast), and recorded an after-tax gain of $0.7 million in the fourth quarter of fiscal 2005. Both operating

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

units were part of the Company’s C4I Segment. The operating units were acquired in connection with the Company’s fiscal 2004 acquisition of Integrated Defense Technologies, Inc. (IDT). The results of operations of DRS Weather and DRS Broadcast for the fiscal year ended March 31, 2005 are included in the Consolidated Statements of Earnings as “Earnings from discontinued operations.” The cash flows of the discontinued operations also are presented separately in the Consolidated Statements of Cash Flows for the year ended March 31, 2005. All corresponding footnotes reflect the discontinued operations presentation. The results of discontinued operations for the year ended March 31, 2005 are as follows:

Year Ended
March 31,
2005
(in thousands)
Revenues	$33,325
Earnings before taxes	$3,601
Income tax expense	1,050
Earnings from discontinued operations (including after-tax gain on sale of $0.7 million in 2005)	$2,551

B.   Variable Interest Entities   The Company evaluates its relationship with other entities to identify whether they are variable interest entities, as defined by FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN 46R), and assesses whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Company’s Consolidated Financial Statements in accordance with FIN 46R.

During fiscal 2005, the Company entered into a joint venture agreement with a third party to manufacture and market high-performance, lightweight motors, generators and drive electronics to the industrial market. The joint venture is still in its early stages of development and has not had significant activities since its inception. The joint venture is considered a variable interest entity because it is a development stage enterprise and its equity is not sufficient to finance its activities without additional subordinated financial support. Based upon a review of the provisions of FIN 46R, the structure of the agreement and activities of the entity, the Company determined that it is not the primary beneficiary of the joint venture at March 31, 2007 and 2006. If the facts and circumstances change in the future, the Company could determine that it has become the primary beneficiary, which would require DRS to consolidate the fair value of the assets, liabilities and noncontrolling interest of the joint venture. The Company currently accounts for its 50% ownership interest in the joint venture under the equity method of accounting. The Company’s investment in the joint venture was immaterial as of March 31, 2007 and 2006.

C.   Basis of Presentation and Use of Estimates   The consolidated financial statements include the accounts of DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, valuation of inventories reported at lower of cost or market, recoverability

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of reported amounts of goodwill, long-lived assets and intangible assets, valuation of pensions and other postretirement benefits, the valuation of assets acquired and liabilities assumed in purchase business combinations, the valuation of deferred tax assets and liabilities and the recognition of share-based compensation costs. Actual results could differ from these estimates.

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

Certain amounts for prior years have been reclassified to conform with the fiscal 2007 presentation.

E.   Translation of Foreign Currency Financial Statements and Foreign Currency Transactions   Significant transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in fiscal 2007, 2006 and 2005 are immaterial to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings. The Company has accumulated exchange gains resulting from the translation of foreign subsidiaries financial statements of $9.8 million and $11.1 million as of March 31, 2007 and 2006, respectively.

F.   Cash and Cash Equivalents   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

G.   Receivables   Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on contracts that have been recognized for accounting purposes, but not yet billed to customers, net of progress payments and advance payments, and net of allowance for uncollectible accounts.

H.   Inventories   Inventoried contract costs (i.e., work in process) represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related revenues, which are primarily recorded using the units-of-delivery percentage-of-completion method, have not been recognized. As discussed below in Note 5 “Inventories,” the Company’s inventoried contract costs for certain government contracts and contracts with prime contractors or subcontractors of the government, include direct and indirect costs and allocated general and administrative costs, independent research and development costs and bid and proposal costs. Total expenditures for internal research and development amounted to approximately $50.9 million, $47.6 million and $38.9 million for fiscal 2007, 2006 and 2005, respectively. General and administrative expenses related to commercial-type products and services provided under commercial terms and conditions are expensed as incurred and are included in costs and expenses in the Consolidated Statements of Earnings.

Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of progress payments and advance payments. Accordingly, such progress payments and advances are reflected as an offset, first against the related unbilled receivables, then against the related inventory balances. To the extent that customer advances exceed related unbilled receivables and inventory levels, such excess advances are classified as current liabilities.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Inventories other than inventoried contract costs are stated at the lower of cost, primarily using the average cost method, or market.

The Company records contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed and collected, DRS’s estimate to complete (including general and administrative expenses for government-related contracts) and a profit allowance on the remaining contract amount to be billed and collected. Facts and circumstances specific to an acquired contract dictate the profit allowance, if any, established at acquisition (certain contracts, including those in a loss position at the date of acquisition, may be adjusted to break-even by recording a reserve for anticipated costs at acquisition). Certain factors influencing the profit allowance, if any, on an acquired contract include: contract type, margins earned on similar contracts, the original bid of the acquired entity and the life-cycle and related risk profile of the contract. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

The Company may, from time to time, incur costs in anticipation of a specific contract that is still being negotiated with the customer. If it is probable that the Company will be awarded the specific anticipated contract, the precontract costs (excluding any start-up costs, which are expensed as incurred) would be capitalized into inventory. Capitalized precontract costs at March 31, 2007 and 2006 were immaterial.

I.   Property, Plant and Equipment   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method. The ranges of estimated useful lives are: office furnishings, laboratory, production, computer and other equipment, 3-10 years; building and building improvements, 15-40 years; and leasehold improvements, over the shorter of the estimated useful lives of the improvements or the remaining life of the lease. When property, plant and equipment are retired or otherwise disposed of, the net book value of the asset is removed from the Consolidated Balance Sheet, and the net gain or loss is included in the determination of net earnings. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

J.   Software Capitalization   Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of three to eight years. Capitalized software costs are included in machinery and equipment. In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company capitalized $11.8 million, $3.8 million and $4.0 million of internal-use software for the years ended March 31, 2007, 2006 and 2005, respectively. Depreciation expense for capitalized software was approximately $3.7 million, $3.4 million and $2.9 million in fiscal 2007, 2006 and 2005, respectively.

The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized software development costs was $2.4 million at March 31, 2007.

K.   Bond Premium and Debt Issuance Costs   Bond premium and debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method. The nature and extent of subsequent modifications to the Company’s term loans and lines of credit affect whether debt issuance costs are expensed or capitalized. If the Company prepays its term loans or portions thereof, the debt issuance costs associated with such term loans are written-off in proportion to the decrease in term loan borrowings, as compared with the total borrowings outstanding prior to the prepayment.

L.   Goodwill   The Company annually reviews goodwill for impairment by “reporting unit” or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As a result of the October 2006 change in organizational operating structure that realigned the Company’s three operating groups into four operating segments, the Company concluded it had five reporting units at the end of fiscal 2007 versus six reporting units prior to the reorganization, based upon the aggregation criteria.

The annual impairment test is typically performed after completion of the Company’s annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The annual goodwill impairment assessment involves estimating the fair values of the Company’s reporting units and comparing such fair values with the reporting unit’s respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. Fair values are estimated based upon the two methodologies, a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit’s projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged and compared with the carrying value of each respective reporting unit. The October 2006 change in operating structure significantly changed the composition of certain reporting units, which, under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), required the Company to test goodwill for impairment. The Company completed the impairment tests in the third quarter of fiscal 2007 and in the fourth quarter of fiscal 2007 and 2006 with no adjustment to the carrying value of goodwill.

M.   Long-Lived Assets and Acquired Identifiable Intangible Assets   Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer- and contract-related and technology-based intangibles. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

from those assets over their lives, including the probability of expected future contract renewals and revenues, all of which are discounted to present value.

The Company assesses the recoverability of the carrying value of its long-lived assets and acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company would then evaluate the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss would be recognized for the difference between the fair value and the carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell.

N.   Derivative Financial Instruments   The Company does not use derivative financial instruments for trading purposes. The Company utilizes some variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company’s earnings and on its cash flows. The Company also operates and conducts business in foreign countries and, as a result, is exposed to movements in foreign currency exchange rates. More specifically, the Company’s net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. In an effort to limit interest expense, cash flow exposure and foreign currency exposure, the Company has in the past and may in the future enter into various derivative instruments that meet the criteria, including the related hedge documentation, to be accounted for as cash flow hedges. The Company does not enter into derivatives designated as fair value hedges. Derivative financial instruments also include embedded derivatives. The embedded derivatives related to the issuance of the Company’s 2% convertible notes are recorded at fair value with changes reflected in the statement of earnings (See Note 8, “Debt,” for additional information).

All derivative instruments are carried on the Consolidated Balance Sheets as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

The Company’s derivative and hedging activity in fiscal years 2007 and 2006 was immaterial.

O.   Revenue Recognition   The substantial majority of the Company’s direct and indirect revenues from the U.S. government and certain of the Company’s revenues from foreign governments and commercial customers are earned pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally fixed price, cost-reimbursable, or time and material. These contract types are accounted for in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Cost-reimbursable type contracts also are specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, “Government Contracts, Cost-Plus Fixed-Fee Contracts” (ARB 43), in addition to SOP 81-1.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revenues and profits on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the units-of-delivery method).  Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the revenues and profits on a fixed-price contract, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, revenues on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, revenues on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative revenues recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative revenues recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated contract costs (including overhead and general and administrative expenses) exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities.

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the conditions under which they are earned reasonably are assured of being met and reasonably can be estimated. Revenue and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit.

The Company reviews cost performance and estimates to complete on its contracts at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

can be estimated reliably and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 typically are recognized in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility reasonably is assured.

Included in revenues for fiscal years 2007, 2006 and 2005 were $110.4 million, $106.1 million and $93.1 million, respectively, of customer-sponsored research and development, which principally are accounted for under the cost-reimbursement method.

Approximately 90%, 87% and 84% of total consolidated revenues for fiscal years 2007, 2006 and 2005, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Direct Foreign Sales, which are sales to foreign governments, accounted for approximately 7%, 9% and 12% of total consolidated revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. One contractual instrument accounted for approximately 11% of revenues for the fiscal year ended March 31, 2007. There were no contracts that were greater than 10% of revenues during the fiscal years ended March 31, 2006 and 2005.

P.   Pension and Other Postretirement Benefits   The obligations for the Company’s pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, materially can affect the amount of annual net periodic benefit costs recognized in the Company’s results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and the Company’s annual cash requirements to fund these plans. See Note 12, “Pensions—Other Employee Benefits,” for further information on the Company’s pension and postretirement plans.

Q.   Share-Based Compensation   In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25 and its related interpretations. Compensation expense for stock options granted to an employee or director was recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equaled or exceeded the quoted market price of DRS common stock at the date of grant, the Company did not recognize compensation expense. Compensation cost for restricted stock and restricted stock units (collectively “non-vested stock”) was recorded based on the closing market value on the last trading day of DRS common stock prior to the date of grant and forfeitures were accounted for as they occurred. Compensation cost for non-vested stock was charged to unamortized stock compensation in stockholders’ equity and amortized to expense over the requisite vesting periods.

The table below compares the “as reported” net earnings and earnings per share to the “pro forma” net earnings and earnings per share for the fiscal years ended March 31, 2006 and 2005, respectively, that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair-value-based method of accounting of SFAS No. 123. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. For purposes of the pro forma table below, forfeitures were accounted for as they occurred, and no amount of stock option expense was capitalized into inventory or other assets, but instead was considered a period expense.

	Year Ended March, 31
	2006	2005
Net earnings, as reported	$81,494	$60,677
Add: Stock-based compensation expense included in reported net earnings, net of taxes	1,744	657
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(9,466)	(5,180)
Pro forma net earnings	$73,772	$56,154
Earnings per share:
Basic—as reported	$2.75	$2.24
Basic—pro forma	$2.49	$2.07
Diluted—as reported	$2.67	$2.18
Diluted—pro forma	$2.42	$2.03

R.   Income Taxes   The Company accounts for income taxes in accordance with the asset-and-liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The Company establishes accruals for tax contingencies when the tax return filing position is not probable of being sustained. Tax contingency accruals, including related interest and penalties, are presented within income taxes payable on the Consolidated Balance Sheet.

The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004, which contains many provisions affecting corporate taxation. The Jobs Act contains a provision that eliminates the benefits of the Extraterritorial income (ETI) exclusion for export sales subsequent to 2006 and phases in a new tax deduction for income from qualified domestic production activities over a transition period that began in 2005. In response to the Jobs Act, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to 9% of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The FSP requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company recognized a reduction in its fiscal years 2007 and 2006 provision for income taxes for the domestic production activities in the quarterly periods in which the Company was eligible for the deduction.

The Jobs Act also included a provision that encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. In accordance with the Jobs Act, the Company elected to take the special one-time 85% deduction for dividends received, and accordingly, repatriated $14.0 million in dividends during the fourth quarter of fiscal 2006 (see Note 10). As a result of the repatriation, the Company recorded total taxes of $1.4 million, consisting of taxes on income of $0.7 million and foreign withholding taxes of $0.7 million in 2006. The Company has not changed its intention to indefinitely reinvest other accumulated earnings of its foreign subsidiaries. Accordingly, no provision has been made for income taxes that would be payable upon distribution of such earnings, and it is not practicable to determine the related unrecognized deferred income tax liability.

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

	Year Ended March 31,
	2007	2006	2005
	(in thousands, except per-share data)
Basic EPS Computation
Earnings from continuing operations	$127,060	$81,494	$58,126
Earnings from discontinued operations (including gain on disposal of $0.7 million in fiscal 2005), net of income taxes	—	—	2,551
Net earnings	$127,060	$81,494	$60,677
Weighted average common shares outstanding	39,855	29,623	27,096
Basic earnings per share
Earnings from continuing operations	$3.19	$2.75	$2.15
Earnings from discontinued operations (including gain on disposal of $0.03 per share in 2005), net of income taxes	$—	$—	$0.09
Net earnings	$3.19	$2.75	$2.24
Diluted EPS Computation
Earnings from continuing operations	$127,060	$81,494	$58,126
Earnings from discontinued operations (including gain on disposal of $0.7 million in fiscal 2005), net of income taxes	—	—	2,551
Net earnings	$127,060	$81,494	$60,677
Diluted common shares outstanding
Weighted average common shares outstanding	39,855	29,623	27,096
Stock options and restricted stock	923	953	737
Diluted common shares outstanding	40,778	30,576	27,833
Diluted earnings per share
Earnings from continuing operations	$3.12	$2.67	$2.09
Earnings from discontinued operations (including gain on disposal of $0.02 per share in 2005), net of income taxes	$—	$—	$0.09
Net earnings	$3.12	$2.67	$2.18

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At March 31, 2006 and 2005, there were 22,500 and 2,500 options to acquire DRS common stock outstanding, respectively, with weighted average exercise prices of $53.56 and $41.89 per option, respectively, that are excluded from the above calculations because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years. At March 31, 2007, all outstanding options are included in the diluted EPS calculation.

For the years ended March 31, 2007 and 2006, DRS’s 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during such periods was below $59.70 per share, and the Convertible Notes, if converted, would require only cash at settlement. See Note 8, “Debt," for further information on the Convertible Notes.

T.   Fair Value of Financial Instruments   Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and derivative instruments reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company’s revolving credit facility and term loans approximate their recorded value, based on the variable interest rates of the facility and currently available terms and conditions for similar debt at March 31, 2007 and 2006. Long-term debt is reflected on the Consolidated Balance Sheets at amortized cost. Below is a summary of carrying value and fair value of the Company’s notes. Fair values are determined through information obtained from third parties using the latest available market data.

	March 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior Notes	$350,000	$353,500	$350,000	$348,250
Senior Subordinated Notes	$807,453	$815,500	$808,585	$808,438
Senior Convertible Notes	$345,000	$363,975	$345,000	$365,269

U.   Product Warranties   Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the years ended March 31, 2007, 2006 and 2005, which are included in accrued expenses and other current liabilities:

	Years Ended March 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$29,829	$21,839	$23,279
Acquisitions during the period	932	10,730	25
Accruals for product warranties issued during the period	18,835	9,235	8,687
Settlements made during the period	(18,501)	(12,011)	(10,296)
Other	85	36	144
Balance at the end of year	$31,180	$29,829	$21,839

V.   New Accounting Pronouncements   In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard will be effective for the Company beginning April 1, 2007. SFAS No. 155 is not expected to have an impact on the Company’s financial position or results of operations.

In July of 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained. FIN 48 is effective beginning April 1, 2007 for DRS. The Company currently is evaluating the impact that adopting FIN 48 will have on its operations and financial condition and does not believe the adoption of this interpretation will have a material effect on its results of operations. The Company expects to reclassify a portion of its tax contingency reserves to non-current liabilities upon adoption of FIN 48.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FIN 48-1). FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination was that the benefit should not be recognized is the completion of an examination or audit by a taxing authority. FIN 48-1 provides that the determination of whether the position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. FIN 48-1 is effective April 1, 2007 for the Company and is not expected to have a material impact on the Company’s results of operations.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective beginning April 1, 2007 for DRS. The Company currently is evaluating the impact that adopting SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for DRS beginning April 1, 2008. Management currently is evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In December 2006, the FASB issued FASB Staff Position on Emerging Issues Task Force (EITF) No. 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be recognized separately and measured in accordance with Statement of Financial Accounting Standards SFAS No. 5, “Accounting for Contingencies,” which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of earnings in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective for the Company beginning in fiscal 2008 and interim periods within that year. The adoption of EITF 00-19-2 is not expected to have an impact on the Company’s financial position or results of operations.

2.   Acquisitions

All of the Company’s acquisitions have been accounted for as purchase business combinations and are included in the Company’s results of operations from their respective acquisition dates. The Company considered a variety of factors, including appraisals, comparable transactions, and other discounted cash flow approaches in determining the fair value of assets acquired and liabilities assumed. Any additional payments of contingent consideration (e.g., earn-outs) are payable in cash and will be recorded as additional goodwill when the contingencies for such payments have been satisfied (also see Note 13, “Commitments and Contingencies”).

ESSI:

On January 31, 2006, the Company completed its acquisition of all of the outstanding common stock and options to acquire the common stock of ESSI. In the transaction, a wholly-owned subsidiary of DRS was merged with and into ESSI (the acquisition), forming the Sustainment Systems Segment and substantially all of the Technical Services Segment. The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the acquisition consisted of $1.34 billion in cash and 11.7 million shares of DRS common stock, or an aggregate value of $1.93 billion. In addition to the purchase price, the Company assumed $78.5 million in debt and recorded $27.0 million of acquisition-related costs, including professional fees. The stock component of the consideration was valued at $50.08 per share, using the average price of DRS common stock on the measurement date (January 27, 2006, the date the number of shares was known) and a few days before and after the measurement date. Upon closing of the Acquisition, the Company repaid ESSI’s credit facility in the amount of $76.3 million. The Company financed the cash portion of the acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026. See Note 8, “Debt,” for a description of the amended and restated credit facility and the new debt securities.

ESSI, headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The Company finalized its purchase price allocation in fiscal 2007 and recorded $0.4 million net increase to goodwill, as compared with the preliminary purchase price allocation at March 31, 2006. Goodwill of $1.0 billion and $0.7 billion was allocated to the Company’s Sustainment Systems and Technical Services Segments, respectively, of which approximately $282.6 million is expected to be deductible for tax purposes. The assets acquired also reflect $133.4 million in customer and contract-related intangibles with weighted average useful lives of 6.9 years. The table below summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition. As illustrated, the substantial majority of ESSI’s purchase price was allocated to goodwill. The primary factors that contributed to the recognition of goodwill for ESSI are similar to those discussed in Note 3, “Goodwill and Related Intangible Assets.”

January 31, 2006
(in thousands)
Accounts receivable	$166,537
Inventory	77,251
Other current assets	61,417
Current deferred tax asset	56,502
Property, plant and equipment	68,200
Other assets	2,767
Long-term deferred tax asset	6,120
Acquired intangible assets	133,380
Goodwill	1,780,710
Total assets acquired	2,352,884
Short-term debt	76,300
Accrual for future costs and unearned proft on acquired contracts	75,700
Other current liabilities	144,149
Long-term debt	2,229
Benefit plan obligations	54,083
Long-term deferred tax liability	37,644
Other liabilities	6,624
Total liabilities assumed	396,729
Net assets acquired	$1,956,155

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a $5.7 million liability in connection with involuntarily terminating approximately 190 employees of ESSI, as well as exiting certain leased facilities. The Company expects payments to be completed in the second quarter of fiscal 2008.

	Balance at March 31,	Year Ended March 31, 2007 ,		Balance at March 31,
	2006	Additions	Payments	2007
	(in thousands)
Employee severance and termination benefits	$5,129	$—	$(4,732)	$397
Facility and other exit costs	—	554	(526)	28
Total	$5,129	$554	$(5,258)	$425

WalkAbout:

On June 27, 2005, the Company acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years (i.e., earn-out). In addition to the purchase price, the Company paid $0.2 million for acquisition-related costs, including professional fees.

WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. Management believes that the acquisition of WalkAbout has enhanced the Company’s position in the tactical computer systems business by broadening the Company’s product offerings. WalkAbout is being managed as a part of the C4I Segment.

The Company recorded a total of $9.2 million of goodwill (including $0.6 million of earn-out adjustments recorded in fiscal 2006 and 2007), all of which has been allocated to the C4I Segment. Of the total goodwill recorded, $2.3 million is expected to be deductible for tax purposes. The Company recorded $1.3 million of customer and contract-related intangibles that have weighted-average useful lives of 5 years.

Codem:

On April 15, 2005, the Company acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years. In addition to the purchase price, the Company paid $0.3 million for acquisition-related costs, including professional fees.

Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced the Company’s existing intelligence product base. Codem is being managed as a part of the Company’s C4I Segment.

The Company recorded a total of $26.7 million of goodwill (including $1.3 million of earn-out adjustments recorded in fiscal 2006 and 2007), all of which has been allocated to the C4I Segment. None of Codem’s goodwill is expected to be deductible for tax purposes. The Company recorded $1.9 million and $4.2 million of technology-based and customer and contract-related intangibles, respectively, both of which have weighted average useful lives of 9 years.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NVEC:

On December 14, 2004, the Company acquired certain assets and liabilities of Night Vision Equipment Co., Inc. and Excalibur Electro Optics, Inc. (collectively, NVEC), a privately-held business headquartered in Allentown, Pennsylvania. The purchase price was $47.2 million in cash, including a $4.7 million working capital adjustment paid in the fourth quarter of fiscal 2005, with additional consideration of up to a maximum of $37.5 million payable upon achieving certain annual revenue targets for a period of three years. In addition to the purchase price, the Company paid $0.1 million for acquisition-related costs, including professional fees. The Company paid $4.6 million and $6.6 million associated with achieving certain earn-out targets achieved in fiscal 2006 and 2007, respectively.

NVEC, renamed Night Vision Systems (NVS), is a manufacturer and marketer of night vision products and combat identification systems. It focuses on the rapid development and delivery of lightweight, affordable image intensification (I2) night vision, uncooled thermal imaging, reflective combat identification and laser-based products for U.S. and international militaries and paramilitary organizations. NVS maintains research, development and production facilities in Prescott Valley, Arizona. The acquisition of NVS has enhanced DRS’s position in the uncooled infrared sensor and thermal imaging systems market, as well as provided increased access to and participation in homeland defense efforts at the federal, state and local levels. NVS is being managed as part of the Company’s RSTA Segment.

The Company recorded $34.3 million of goodwill in connection with the acquisition of NVS (including $11.2 million of earn-out adjustments recorded in fiscal 2006 and 2007) all of which has been allocated to the RSTA Segment. Approximately $34.3 million of goodwill is expected to be deductible for tax purposes. The purchase price also reflects $8.9 million and $0.2 million of customer and contract-related and technology-based acquired intangible assets, respectively, which are being amortized over 8 and 12 years, respectively.

Other:

During fiscal 2006, the Company paid $6.7 million in consideration to satisfy an earn-out obligation on its 2002 acquisition of DKD, Inc. (now operating as a component of DRS Sensors & Targeting Systems, Inc.—Infrared Technologies Division). The earn-out was recorded as an increase to goodwill during the fourth quarter of fiscal 2005, when it became issuable. The Company also recorded an additional $7.1 million increase to goodwill in fiscal 2006 in final satisfaction of its earn-out obligations, which was paid in the first quarter of fiscal 2007.

Pro Forma Results

The following pro forma financial information shows the results of continuing operations for the year ended March 31, 2006, as though the acquisition of ESSI had occurred at the beginning of fiscal 2006 and as though ESSI’s acquisition of Spacelink International, LLC (a significant purchase business combination by ESSI in its fiscal 2005) occurred at the beginning of fiscal 2006. The pro forma financial information does not reflect the WalkAbout and Codem acquisitions, as the effect of these acquisitions were not significant on an individual or aggregate basis. The pro forma financial information includes, where applicable, adjustments for: (i) the capitalization of general and administrative costs to be consistent with DRS’s accounting practice, (ii) the amortization of acquired intangible assets, (iii) additional net interest expense on acquisition-related borrowings, (iv) the amendment and restatement of certain DRS credit

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

facilities, (v) the pay-down of acquired companies’ debt, (vi) the issuance of 11.7 million shares of DRS common stock, (vii) the elimination of certain of ESSI’s nonrecurring acquisition-related costs recognized in its historical financial statements, and (viii) the income tax effect on the pro forma adjustments, using a statutory tax rate of 40%. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Acquisition been completed as of the date indicated above or the results that may be obtained in the future.

Year Ended March 31,
2006
(in thousands, except per share data)
(unaudited)
Revenues	$2,559,500
Earnings from continuing operations	$89,442
Earnings from continuing operations per share of common stock:
Basic earnings per share	$2.27
Diluted earnings per share	$2.22

3.   Goodwill and Related Intangible Assets

Goodwill   In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase-price allocation). As part of the purchase-price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At March 31, 2007, the Company had approximately 9,700 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared with selling manufactured products or right-to-use technology. Generally, the largest intangible asset of the businesses that the Company acquires is the value of the businesses’ assembled workforce, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s business, including its ability to retain existing business and to successfully compete for and win new business, is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. government contracts generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets associated with the businesses DRS acquired is recognized as goodwill.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2005 to March 31, 2007:

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2005	$636,494	$178,913	$—	$—	$815,407
ESSI acquisition	—	—	1,045,535	735,527	1,781,062
Codem acquisition	25,421	—	—	—	25,421
WalkAbout acquisition	8,642	—	—	—	8,642
Deferred tax adjustments related to prior acquisitions(A)	(11,534)	(21,703)	—	—	(33,237)
Acquisition earn-out, NVEC	—	4,564	—	—	4,564
Accrued acquisition earn-out, Nytech	—	7,140	—	—	7,140
Accrued acquisition earn-out, Codem	316	—	—	—	316
Accrued acquisition earn-out, WalkAbout	162	—	—	—	162
Expiration of unexercised contract options relating to the IDT acquisition	(1,745)	—	—	—	(1,745)
Other adjustments	94	(328)	—	—	(234)
Foreign currency translation adjustment	603	—	(33)	—	570
Balance as of March 31, 2006	658,453	168,586	1,045,502	735,527	2,608,068
ESSI acquisition	—	—	(5,111)	4,759	(352)
Codem acquisition earn-out	1,005	—	—	—	1,005
WalkAbout acquisition earn-out	398	—	—	—	398
Night Vision Equipment earn-out	—	6,627	—	—	6,627
Transfer of operating unit(B)	(4,929)	—	—	4,929	—
Other adjustments	(1,921)	1,163	—	—	(758)
Foreign currency translation adjustment	1,440	—	214	—	1,654
Balance as of March 31, 2007	$654,446	$176,376	$1,040,605	$745,215	$2,616,642

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

(B)           On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Segment, was consolidated into an operating unit of the Technical Services Segment to achieve certain operating synergies. For the year ended March 31, 2006, the TSI operating unit recorded $18.4 million in revenues and $0.9 million of operating income and had $8.0 million of assets

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

at March 31, 2006, which was considered immaterial for purposes of restating prior-year goodwill balances and segment information for both the C4I Segment and the Technical Services Segment.

Identifiable Intangible Assets   The most significant identifiable intangible assets that are separately recognized in accordance with SFAS 141 for the Company’s business acquisitions are customer relationships and program backlog and related contracts. The fair value of intangible assets typically is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from backlog and follow-on sales to the customer over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of March 31, 2007 and 2006. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of March 31, 2007
Technology-based intangibles	18 years	$47,859	$(17,016)	$30,843
Cutomer and program/contract-related intangibles	11 years	214,439	(48,298)	166,141
Total		$262,298	$(65,314)	$196,984
As of March 31, 2006
Technology-based intangibles	18 years	$47,861	$(14,100)	$33,761
Cutomer and program/contract-related intangibles	11 years	217,190	(19,812)	197,378
Total		$265,051	$(33,912)	$231,139

The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $31.4 million, $12.4 million and $7.0 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2008, $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011 and $14.0 million for fiscal year 2012.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

4.   Accounts Receivable

Unbilled receivables represent revenues for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2007 and 2006, retentions amounted to $7.6 million and $12.4 million, respectively. Approximately $3.7 million of March 31, 2007 retentions are anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $1.7 million, at March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
	(in thousands)
U.S. government contracts:
Billed receivables	$148,442	$130,242
Unbilled receivables	155,796	91,899
	304,238	222,141
Other defense-related contracts:
Billed receivables	127,603	124,576
Unbilled receivables	82,394	60,370
	209,997	184,946
Other trade receivables	21,007	25,591
Total	$535,242	$432,678

5.   Inventories

Inventories are summarized as follows:

		March 31,
		2007	2006
		(in thousands)
Work-in-process		$466,221	$368,991
General and administrative costs		64,229	63,836
Raw material and finished goods		53,158	66,706
		583,608	499,533
Less:	Progress payments and certain customer advances	206,746	158,966
	Inventory reserve	9,250	9,361
Total		$367,612	$331,206

Inventoried contract costs for the Company’s businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P are allowable, indirect contract costs under U.S. government regulations. The Company allocates these costs to government contracts and accounts for them as product costs, not as period expenses, at the majority of the Company’s operating units.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the tables below do not include the G&A, IRAD and B&P costs for the Company’s lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred:

	Year Ended March 31,
	2007	2006	2005
	(in thousands)
Balance in inventory at beginning of year	$63,836	$47,365	$37,854
Add: Acquired costs	—	9,943	—
Incurred costs	361,973	239,831	212,167
Less: Amounts included in costs and expenses	361,580	233,303	202,656
Balance in inventory at end of year	$64,229	$63,836	$47,365

6.   Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	March 31,
	2007	2006
	(in thousands)
Land	$19,579	$20,242
Machinery and equipment	166,133	144,966
Computer equipment and software	85,171	69,328
Buildings and improvements	79,160	75,580
Leasehold improvements	32,044	25,672
Office furnishings, equipment and other	27,360	23,042
	409,447	358,830
Less accumulated depreciation and amortization	178,241	138,324
Total	$231,206	$220,506

Annual depreciation of property, plant and equipment amounted to $45.2 million, $36.6 million and $33.8 million in fiscal 2007, 2006 and 2005, respectively.

7.   Accrued Expenses and Other Current Liabilities

The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2007	2006
	(in thousands)
Accruals for future costs and unearned profit related to acquired contracts	$55,452	$102,990
Customer advances	137,248	92,941
Payroll, other compensation and related expenses	84,503	92,872
Accrued interest	25,608	27,270
Accrued product warranty (Note 1.U.)	31,180	29,829
Income taxes payable	51,470	34,560
Loss accrual for future costs on uncompleted contracts	27,379	16,223
Other	55,104	74,383
Total	$467,944	$471,068

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Components in “Other” at March 31, 2007 and 2006 include litigation and contingency related-accruals (see Note 13), short-term pension liabilities (see Note 12), and accrued acquisition earn-outs (see Note 3).

8.   Debt

A summary of debt is as follows:

	March 31,
	2007	2006
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$40,000
Term loan	272,250	275,000
Canadian Term Loan	8,479	9,853
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized bond premium on 6 7/8% Senior Subordinated Notes	7,453	8,585
Other obligations	5,025	4,955
	1,788,207	1,833,393
Less:
Current installments of long-term debt	5,161	4,622
Total long-term debt	$1,783,046	$1,828,771

Credit Facility   Simultaneously with the closing of the Company’s acquisition of ESSI, on January 31, 2006 the Company entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing DRS’s previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. The Company is permitted, on no more than two occasions, to increase the aggregate  amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company’s subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of the Company’s non-guarantor subsidiaries’ capital stock. The term loan and the revolving credit facility mature on January 31, 2013 and 2012, respectively.

The Company previously had a credit facility for up to an aggregate amount of $411.0 million. The credit facility consisted of a $175.0 million senior secured revolving line of credit and a $236.0 million senior secured term loan. During the week of January 9, 2006, the Company prepaid the remaining $135.7 million balance of its term loans at its discretion and recognized a $1.1 million charge to interest and related expenses in the fourth quarter of fiscal 2006 for the write-off of the balance of the term loan debt issuance costs, net of the recognition of a previously deferred gain for the termination of related interest rate swap agreements. There were no outstanding borrowings under the previous revolving credit facility at the time the Company entered into the new Credit Facility.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revolving line of credit and term loan borrowings under the Credit Facility generally bear interest at the Company’s option at either: 1) a base rate, which is defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) the LIBOR rate plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company’s total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company’s TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%. Borrowings under the previous credit facility bore interest in a similar manner with generally higher margins on each type of available loan.

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

There are certain covenants and restrictions placed on DRS under the Credit Facility, including, but not limited to, quarterly financial covenants, which commenced with the quarter ended June 30, 2006, specifying maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed-charge coverage ratio and restrictions or limitations on acquisitions and investments, equity issuances, sales of assets, dividends the Company may declare and pay on its common stock, issuance of additional debt or modifications of existing debt, incurrence of liens and capital expenditures.

The principal amount of any outstanding revolving credit loans is due and payable in full on January 31, 2012, the sixth anniversary of the closing date of the Credit Facility. The Company is required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each December, March, June and September, which commenced June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. Each principal payment from June 30, 2012 through January 31, 2013 is $64.6 million adjusted for any optional payments.

As of March 31, 2007, $272.3 million of term loans were outstanding against the Credit Facility. The weighted average interest rate on the Company’s term loan borrowings was 6.9% as of March 31, 2007 (6.3% as of March 31, 2006). At March 31, 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility. In April 2007, the Company prepaid, at its discretion, $50.0 million of the outstanding term loan with proceeds from the Company’s revolving line of credit and recognized a $0.1 million charge to interest and related expenses in the first quarter of fiscal 2008.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments from its customers. As of March 31, 2007, $46.8 million was contingently payable under letters of credit and bank guarantees (including an immaterial amount of letters of credit obtained outside the Credit Facility). At March 31, 2007, the Company had $354.5 million of availability under its revolving line of credit.

Canadian Loan   On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011 payable in Canadian dollars. The proceeds of the loan were utilized to allow repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the Jobs Act (for further information see Notes 1.R. and 10.) The Canadian loan bears interest at the Company’s option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. The weighted average interest rate on the term loan was 6.0% as of March 31, 2007 (5.5% at March 31, 2006). DRS Canada is required to repay aggregate outstanding principal of C$575.0 thousand on the first business day of every January, April, July and October, which commenced July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS Canada and the Company. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. The Company is subject to the same financial covenants under the Canadian loan, as it is under the Credit Facility described above, and DRS Canada is subject to other non-financial covenants that are similar to those described in the Credit Facility.

Notes   On January 31, 2006, in connection with the acquisition of ESSI, the Company issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, the Company sold an additional $45.0 million of Convertible Notes pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of the Company’s available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI’s outstanding indebtedness, and pay related fees and expenses.

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, and are pari passu with the 6 7/8% senior subordinated notes.

January 2006 Notes   The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict the Company’s ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of DRS’s

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

existing and future domestic subsidiaries. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures.

At any time prior to February 1, 2009, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 6 5/8% senior notes and 7 5/8% senior subordinated notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.625% and 107.625%, respectively, of the principal amount, plus accrued and unpaid interest, if any, subject to certain restrictions.

At any time prior to February 1, 2011, the Company may redeem the 6 5/8% senior notes and 7 5/8% senior subordinated notes for cash at the Company’s option, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the January 2006 Notes being redeemed and (2) the sum of (a) the present values of 103.313% of the principal amount of the 6 5/8% senior notes and 103.813% of the principal amount of the 7 5/8% senior subordinated notes being redeemed and (b) the scheduled payments of interest on the respective January 2006 Notes, discounted to the date of redemption, together with accrued and unpaid interest, if any.

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

Convertible Notes   The net proceeds of the offering of the Convertible Notes, including the over-allotment, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. Certain of the Company’s existing and future wholly-owned domestic subsidiaries fully and unconditionally guarantee the Company’s payment obligations under the Convertible Notes, jointly and severally, on a senior unsecured basis. The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006.

Commencing with the six-month period beginning on February 1, 2011, the Company will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note for each of the days in the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument. The value of the contingent interest feature was zero at the date of the issuance of the Convertible Notes and at March 31, 2007. The amount recorded for the embedded derivative will be adjusted

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

periodically through interest expense for material changes in the fair value of the contingent interest feature.

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

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the Convertible Notes and determined that the conversion feature should be classified as equity, and, therefore, it does not need to be accounted for separately from the Convertible Notes. The Company updates its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

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

•       During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is defined in the Convertible Note agreement; or

•       If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•       On or after February 1, 2025;

•       During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of DRS’s common stock during such five trading-day period, multiplied by the applicable current conversion rate;

•       During prescribed periods, upon the occurrence of specified corporate transactions or “fundamental changes,” as the term is defined in the Convertible Notes agreement; or

•       If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

The Company may redeem the Convertible Notes, in whole or in part, for cash, with proper notice at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of DRS’s common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a ‘‘make-whole’’ premium. The make-whole premium is payable only in cash equal to the present value of all remaining scheduled payments of interest on the Convertible Notes to be redeemed through February 2011.

The Company may, at any time after February 4, 2011, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date.

Holders have the right to require the Company to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any) up to but not including the purchase date.

6 7/8 Senior Subordinated Notes   On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest, which is payable every six months on May 1 and November 1, commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of the Company’s available cash and initial borrowings under the then existing credit facility, were used to fund the IDT acquisition, repay certain of DRS’s and IDT’s outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company’s ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS’s current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes. See Note 15, “Guarantor and Non-guarantor Financial Statements,” for additional disclosures. The Company is subject to liquidating damages (ranging from 0.25% to 1.00% of the outstanding principal) if the Company fails to maintain an effective registration statement for the 6 7/8% senior subordinated notes.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

On or after November 1, 2008, DRS may redeem, at its option, all or part of the 6 7/8% senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidating damages.

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

Other   At March 31, 2007, other obligations consisted of a mortgage on our Palm Bay, Florida facility of $2.6 million (Palm Bay Mortgage), $0.8 million for certain notes payable to the former owners of DRS Mobile Environmental Systems Co. (DRS MSC Note Payable), and $1.6 mllion of debt at our DRS Pivotal Power operating unit. At March 31, 2006, other obligations consisted of $2.8 million for the Palm Bay Mortgage, $0.8 million for the DRS MSC note payable, and $1.3 million of debt at DRS Pivotal Power.

The aggregate maturities at March 31, 2007 of long-term debt for fiscal 2008, 2009, 2010, 2011 and 2012 are $5.2 million, $5.1 million, $5.1 million, $5.1 million and $3.6 million per year, respectively, and $1,756.6 million thereafter.

9.   Supplemental Cash Flow Information

	Year Ended March 31,
	2007	2006		2005
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$116,632	$47,385	*	$32,603
Income taxes paid	$34,956	$44,891		$8,588
Income tax refunds	$34,145	$7,767		$10,928
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition earn-out—Nytech	$—	$7,140		$6,742
Acquisition earn-out—Codem	$167	$316		$—
Acquisition earn-out—WalkAbout	$398	$162		$—
Acquisition costs for business combinations	$—	$334		$613
Common stock issued in ESSI acquisition	$—	$587,260		$—
Contribution of fixed assets to joint venture	$1,000	$—		$—
Fixed assets vouchered but not paid	$4,094	$—		$—

*                    Excludes the advance interest of $2.0 million that was repaid on May 1, 2005 in conjunction with the semi-annual interest payments on the senior subordinated notes (see Note 8, Debt).

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

10.   Income Taxes

Earnings from continuing operations before income taxes consist of the following:

	Year Ended March 31,
	2007	2006	2005
	(in thousands)
Earnings from continuing operations before income taxes:
Domestic earnings	$178,594	$124,837	$102,318
Foreign earnings	8,570	8,651	650
Total	$187,164	$133,488	$102,968

Income tax expense from continuing operations consists of the following:

	Year Ended March 31,
	2007	2006	2005
	(in thousands)
Income tax expense (benefit) on earnings from continuing operations:
Current:
Federal	$42,620	$24,897	$17,539
State	6,164	8,963	5,140
Foreign	700	2,680	(383)
	$49,484	$36,540	22,296
Deferred:
Federal	7,088	13,067	17,934
State	3,312	2,790	3,597
Foreign	220	(403)	1,015
	10,620	15,454	22,546
Total	$60,104	$51,994	$44,842

Income tax expense on earnings from discontinued operations was $1.1 million for the fiscal year ended March 31, 2005.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss carryforwards	$6,665	$7,360
State net operating loss carryforwards	6,555	9,271
Foreign net operating loss carryforwards	3,882	4,157
Capital loss carryforwards	4,381	3,994
Tax credit carryforwards	1,930	2,093
Costs accrued on uncompleted contracts	35,670	39,982
Inventory capitalization	11,862	9,890
Allowance for doubtful accounts	823	563
Deferred compensation	39,327	32,693
Accrued liabilities	33,243	37,543
Other	7,601	8,636
Total gross deferred tax assets	151,939	156,182
Less valuation allowance	(15,813)	(15,850)
Deferred tax assets	136,126	140,332
Deferred tax liabilities:
Depreciation and amortization	11,534	11,027
Long-term contract costs	19,204	23,598
Goodwill	32,638	39,316
Intangibles	35,468	37,288
Federal impact of state benefits	2,111	1,943
Contingent convertible debt	7,693	—
Other	1,027	862
Deferred tax liabilities	109,675	114,034
Net deferred tax assets	$26,451	$26,298

Certain 2006 components of deferred tax assets and liabilities have been reclassified to conform to the 2007 presentation.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of its federal, state and foreign deferred tax assets at March 31, 2007 and 2006, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2007, the valuation allowance substantially was unchanged due to offsetting changes primarily attributable to a reduction in state tax rates and a change in estimates related to our realizability of deferred tax assets associated with state net operating loss carryforwards for ESSI.  During the fiscal year ended March 31, 2006, the valuation allowance increased by $11.0 million as follows: a $1.4 million net increase in the valuation allowance associated with certain temporary differences and various state net operating losses due to current year activity and assessment of future utilization, a $10.2 million increase associated with capital loss carryforwards, state and foreign net operating losses and temporary

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

differences as a result of the acquisition of ESSI, offset, in part, by a $0.6 million net decrease in the valuation allowance due to the utilization of U.K. net operating losses.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2007 and 2006.

As of March 31, 2007, the Consolidated Balance Sheet includes current deferred tax assets and (liabilities) of $71.5 and $(0.1) million and non-current deferred tax assets and (liabilities) of $1.6 million and $(46.5) million, respectively.  As of March 31, 2006, the Consolidated Balance Sheet includes current deferred tax assets and (liabilities) of $59.6 million and $(0.1) million, respectively, and non-current deferred tax assets and (liabilities) of $2.4 million and $(35.6) million, respectively.

The loss carryforwards available at March 31, 2007 include $18.9 million of U.S. federal net operating loss and a $10.6 million capital loss carryforward and $118.5 million of state net operating loss carryforwards, which expire between fiscal years 2008 and 2027, and $12.4 million of foreign losses, of which the majority will carryforward indefinitely. All of the Company's remaining U.S. federal net operating loss carryforwards as of March 31, 2007 were acquired in connection with the NAI and WalkAbout acquisitions, and approximately $6.9 million, $3.2 million, $7.0 million and $17.2 million of its remaining state net operating loss carryforwards were acquired in connection with the NAI, IDT, WalkAbout and ESSI acquisitions, respectively. Future utilization of these acquired net operating loss carryforwards may result in an adjustment to goodwill to the extent it reduces any related valuation allowance.  The annual utilization of the NAI and WalkAbout federal net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

During the second quarter of 2006, the Internal Revenue Service concluded its examination of the Company’s federal tax returns for the years ended March 31, 1999 through March 31, 2001.  As a result of the outcome of the audit, the Company recorded a tax benefit of approximately $3.0 million in fiscal 2006.

The Company is currently under examination by the Internal Revenue Service for the years ended March 31, 2002 through March 31, 2004 and ESSI is currently under examination for the periods ended October 31, 2004, October 31, 2005 and January 31, 2006 (see note 13). The Company and ESSI are also under examination by various state jurisdictions for various fiscal years. Such examinations could result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, at March 31, 2007, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its Consolidated Financial Statements.

In October 2004, the Jobs Act was signed into law.  The Jobs Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside of the United States as of December 31, 2002. In accordance with the Jobs Act, the Company repatriated $14.0 million during the fourth quarter of fiscal 2006. The Company recorded an income tax charge of $1.4 million, net of the 85% dividends-received deduction in 2006 related to the repatriation, approximately $0.7 million of which was paid in 2006 through withholding of tax, and $0.7 million was paid during the first quarter of fiscal 2007. Consistent with FSP No. FAS 109-2 and APB No. 23, the Company has not provided for income taxes on its residual

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

international unrepatriated earnings because all such earnings are expected to be indefinitely reinvested.

A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Year Ended March 31,
	2007	2006	2005
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	(0.5)%	—	0.1%
State income tax rate, net of federal income tax benefit	3.2%	4.8%	7.6%
Nondeductible expenses	1.0%	1.4%	1.2%
Change in valuation allowance	0.2%	0.9%	(0.3)%
Foreign investment tax credits	(0.2)%	(0.6)%	(0.5)%
Settlement of IRS audit	—	(2.2)%	—
Extraterritorial income exclusion	(5.2)%	—	—
Other	(1.4)%	(0.3)%	0.4%
Total	32.1%	39.0%	43.5%

11.   Common Stock and Share-Based Compensation Plans

Common Stock

During fiscal years 2006 and 2007, the Board of Directors declared the following quarterly cash dividends:

Record Date	Cash Dividends Per Share	Date Paid
June 15, 2005	$0.03	June 30, 2005
September 15, 2005	$0.03	September 30, 2005
December 15, 2005	$0.03	December 30, 2005
March 15, 2006	$0.03	March 30, 2006
June 15, 2006	$0.03	June 30, 2006
September 15, 2006	$0.03	September 29, 2006
December 15, 2006	$0.03	December 29, 2006
March 15, 2007	$0.03	March 30, 2007

On May 10, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock. The dividend is payable on June 29, 2007 to stockholders of record as of the close of business on June 15, 2007.

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

As of March 31, 2007 and 2006, the authorized capital of the Company also included 2.0 million shares of preferred stock with a par value of $10 per share (no shares issued). The terms of the preferred stock were not set at March 31, 2007.

Stock Compensation Plans   With the adoption of SFAS 123R on April 1, 2006 (see Note 1.Q.), unamortized stock compensation relating to previous grants of non-vested stock of $7.2 million was netted against additional paid-in capital, and forfeitures of non-vested stock are estimated at the date of grant and adjusted as circumstances warrant. Additionally, prior to the adoption of

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized as compensation cost for those options) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather continue to be presented as operating cash flows.

Compensation expense for all stock-based awards granted after April 1, 2006 and for all restricted stock and restricted stock unit awards granted before April 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based upon the grant date fair value. Compensation expense for all stock option awards granted prior to, but not vested as of April 1, 2006, is recognized on a straight-line basis over the requisite service period for each remaining vesting portion of the award.

The adoption of SFAS 123R resulted in a non-cash credit to Other expense, net, for the cumulative effect of a change in accounting principle of $0.2 million related to the recognition of estimated forfeitures on non-vested stock, which was recorded during the first quarter of fiscal 2007. The cumulative effect credit is immaterial for purposes of separate presentation on the Consolidated Statement of Earnings.

For fiscal years ended March 31, 2007, 2006 and 2005, we recorded total share-based costs related to stock options and non-vested stock of $11.1 million, $2.9 million and $1.1 million, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Year Ended March, 31
	2007	2006	2005
	(in thousands)
Total cost of share-based payment plans	$11,067	$2,856	$1,088
Amounts capitalized in inventory	(4,804)	(2,856)	(1,088)
Amounts charged against earnings for amounts previously capitalized in inventory	4,851	2,061	1,191
Amounts charged against earnings before income tax benefit	$11,114	$2,061	$1,191

As a result of applying SFAS 123R to the Company’s stock options, DRS’s earnings before income taxes and net earnings for the fiscal year ended March 31, 2007 were $6.3 million and $3.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the fiscal year ended March 31, 2007 would have been $3.29 per share and $3.21 per share, respectively, if the Company had not adopted SFAS 123R. Reported amounts for the fiscal year ended March 31, 2007 were $3.19 per basic share and $3.12 per diluted share, respectively.

Share-based Compensation Plans   On August 7, 1996, the stockholders approved the 1996 Omnibus Plan (1996 Plan). Under the terms of the Omnibus Plan, which expired on June 16, 2006, options could be granted to key employees, directors and consultants of the Company. The number of shares of DRS common stock authorized for issuance under the 1996 Plan initially was 500,000, which ultimately was increased, with stockholder approval, to 5,875,000 shares of DRS common stock. Awards under the 1996 Plan were at the discretion of the Compensation Committee of the Board of Directors (the Compensation Committee) and could be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock and non-vested stock units, phantom stock, stock bonuses and other awards. The Company historically has utilized newly issued shares of DRS common stock to satisfy its equity-based compensation awards.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On August 3, 2006, the stockholders approved the 2006 Omnibus Plan (2006 Plan), which has similar terms to that of the 1996 Omnibus Plan. The 2006 Plan provides for the issuance of up to 4,000,000 shares of DRS common stock for awards, provided that each share issued under the 2006 Plan pursuant to a Full Value Award (Restricted Stock and Restricted Stock Units) shall reduce the share limit by 2 shares for every share actually issued.

Stock Options   Unless the Compensation Committee expressly provides otherwise, options granted under both the 1996 Plan and the 2006 Plan have a contractual term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. On July 6, 2005, the Company granted 209,500 stock options that fully vested on March 31, 2006. In accordance with the July 6, 2005 stock option grant, recipients are required to hold any shares acquired upon exercise of the options prior to March 31, 2008 (net of any shares sold or withheld to pay the exercise price and any applicable statutory minimum federal, state and local tax requirements) for a period of one year following the date of exercise. The Compensation Committee’s decision to modify the Company’s traditional vesting terms for the July 6, 2005 stock option grant was made pursuant to an evaluation of the Company’s overall incentive compensation strategy. As a part of the evaluation, the Compensation Committee considered the amount of compensation expense that would otherwise have been recognized in the Company’s results of operations in future periods under SFAS 123R. The July 6, 2005 stock option grant had a $4.8 million impact on the Company’s fiscal 2006 pro forma pre-tax compensation expense (See Note 1.Q.).

During fiscal 1999, the Compensation Committee issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the 1996 Plan at exercise prices in excess of the market price on the date of grant. During the fiscal year ended March 31, 2007, 70,000 of these options were exercised; the remaining options expire in fiscal year 2009.

The stock options exercised during fiscal 2000 included 50,000 shares that are being held by the Company in “book entry” form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company’s diluted earnings per share calculations for the fiscal years ended March 31, 2007, 2006 and 2005.

The following table summarizes information regarding the Company’s stock option activity and amounts as of and for the fiscal years ended March 31, 2007, 2006 and 2005.

	2007				2006		2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1	2,913,358	$29.08			3,348,361	$26.52	3,241,225	$23.53
Granted	232,412	$49.49			237,000	$50.53	751,750	$36.30
Exercised	(575,152)	$22.46			(563,620)	$22.29	(426,742)	$18.98
Cancelled	(176,304)	$37.04			(108,383)	$32.29	(217,872)	$30.41
Outstanding at March 31	2,394,314	$32.04	6.09	$48,230,779	2,913,358	$29.08	3,348,361	$26.52
Vested and expected to vest at March 31	2,376,256	$31.99	6.08	$47,990,946
Exercisable at March 31	1,779,829	$29.64	5.49	$40,134,118	1,945,915	$26.99	1,692,158	$20.64

(1)  Represents outstanding options reduced by expected forfeitures.

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS’s closing stock price on the last trading day of the fourth quarter (March 30, 2007) and the exercise price, multiplied by the number of in-the-money stock options for each category.

The total intrinsic values of stock options exercised, based on the difference between DRS’s stock price at the time of exercise and the related exercise price, during the fiscal years ended March 31, 2007, 2006 and 2005, was $16.1 million, $15.4 million and $6.9 million, respectively. Total compensation cost related to stock options was $6.3 million for the fiscal year ended March 31, 2007. At March 31, 2007, unrecognized compensation costs related to stock options was $8.0 million ($4.8 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.1 years.

The estimated weighted average grant date fair value of each stock option awarded was $21.44, $23.51 and $16.07 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Information regarding all options outstanding at March 31, 2007 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$7.00–$14.00	396,150	$11.85	2.48	396,150	$11.85
$14.01–$28.00	245,319	$25.45	6.20	168,482	$25.32
$28.01–$32.00	269,405	$28.58	6.82	197,923	$28.58
$32.01–$33.00	317,550	$32.08	5.61	317,550	$32.08
$33.01–$37.00	263,249	$34.11	4.82	261,249	$34.10
$37.01–$38.00	473,925	$37.30	7.39	221,475	$37.31
$38.01 and over	428,716	$49.53	8.63	217,000	$49.65
Total	2,394,314			1,779,829

Cash received from stock option exercises for the years ended March 31, 2007 and 2006 was $12.9 million and $12.5 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $5.6 million and $5.5 million for the years ended March 31, 2007 and 2006.

Stock Option Fair Value Estimation Assumptions   The Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by DRS’s stock price, as well as weighted average assumptions for a number of subjective variables described below.

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

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•       Expected Dividend Yield   Expected dividend yield is based on DRS’s expected dividend payments.

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

	Year Ended March 31,
	2007	2006	2005
Expected holding period (in years)	5.63	6.25	5.00
Expected volatility	38.91%	42.16%	44.19%
Expected dividend yield	0.24%	0.20%	—
Risk-free interest rate	4.94%	4.04%	3.54%
Weighted-average fair value of options granted	$21.44	$23.51	$16.07

Non-Vested Stock and Non-Vested Stock Units   Non-vested stock awards are granted to certain employees, as permitted under the 2006 Plan, in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. The non-vested stock cliff vests three years from the date of grant. Restricted stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These non-vested stock units are redeemed for DRS common stock once a three year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, net of expected forfeitures, is recognized over the vesting periods.

Compensation cost for non-vested stock for the fiscal years ended March 31, 2007, 2006 and 2005 was $4.8 million, $2.9 million and $1.1 million, respectively. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock awards was $11.7 million, and that amount is expected to be recognized over a weighted average remaining period of 2.0 years.

The following table details the activity in non-vested stock awards for the fiscal year ended March 31, 2007.

	Year Ended March 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—Balance at March 31, 2006	281,590	$40.81
Granted	247,208	$49.86
Vested	(101,460)	$27.33
Forfeited/cancelled	(64,942)	$46.72
Nonvested—Balance at March 31, 2007	362,396	$49.86

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

12.   Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in the plans vary, and benefits generally are based on the participant’s compensation and years of service, as defined in the respective plan. The Company’s funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereunder. Plan assets are invested primarily in U.S. government and U.S. government-sponsored entity instruments, stocks, bonds and real estate.

The Company also provides postretirement medical benefits for certain retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company’s pension plans. The Company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association (VEBA) trust and, for non-funded plans, recovery of claims on a pay-as-you-go basis, subject to the Internal Revenue Code and regulations thereunder, with the retiree generally paying a portion of the costs through contributions, deductibles and coinsurance provisions.

The Company also maintains certain non-contributory and unfunded supplemental retirement plans. Eligibility for participation in the supplemental retirement plans is limited and benefits generally are based on the participant’s compensation and/or years of service.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158), which requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the Company’s Consolidated Balance Sheets. SFAS 158 requires recognition of the actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as a component of accumulated other comprehensive earnings, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158, effective at the end of its fiscal year ended March 31, 2007. The additional minimum pension liability and related intangible assets have been derecognized upon the adoption of SFAS 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for DRS in the fiscal year beginning April 1, 2008.

The table below presents the balance sheet account balances at March 31, 2007 prior to the initial adoption of SFAS 158, the effect of the adjustments to them and the account balances subsequent to adoption of SFAS 158.

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(in thousands)
Deferred income taxes and other noncurrent assets	$45,925	$(1,709)	$44,216
Other liabilities	$(154,653)	$(4,029)	$(158,682)
Accumulated other comprehensive earnings (loss)	$(3,479)	$5,738	$2,259

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables provide certain information regarding the Company’s pension, postretirement and supplemental retirement plans. The Company utilizes a December 31 measurement date to calculate its end of year (March 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	Funded				Unfunded
	Defined Benefit		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2007	2006	2007	2006	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$119,123	$110,246	$18,773	$17,905	$21,636	$19,317
Addition of ESSI plans acquired after fiscal 2006 measurement date(1)	131,794	—	7,900	—	3,498	—
Service cost	7,353	3,958	584	598	572	544
Interest cost	12,983	6,007	1,280	965	1,272	1,116
Plan participants’ contributions	127	111	589	—	—	—
Actuarial (gain) loss	(10,254)	4,052	(2,219)	(1,532)	(2,381)	878
Benefits paid	(8,999)	(4,343)	(1,546)	(592)	(393)	(219)
Change in plan provisions	119	—	(178)	—	—	—
Exchange rate differences and other	1,759	(908)	14	1,429	—	—
Benefit obligation at end of year	254,005	119,123	25,197	18,773	24,204	21,636
Change in plan assets:
Fair value of plan assets at beginning of year	91,658	88,394	4,041	2,839	—	—
Fair value of plan assets assumed through acquisition of ESSI(1)	89,125	—	—	—	—	—
Actual return on plan assets	18,297	4,003	200	88	—	—
Plan participants’ contributions	127	111	590	—	—	—
Employer contributions	6,617	3,915	1,536	1,706	393	219
Benefits paid	(8,999)	(4,343)	(1,546)	(592)	(393)	(219)
Exchange rate differences and other	1,032	(422)	—	—	—	—
Fair value of plan assets at end of year	197,857	91,658	4,821	4,041	—	—
Contributions between measurement date and year end	3,033	428	365	85	225	81
Funded status of the plans at year end	$(53,115)	(27,037)	$(20,011)	(14,647)	$(23,979)	(21,555)
Unrecognized transition obligation		—		1,453		—
Unrecognized loss		21,263		1,728		4,717
Unrecognized prior service cost		72		—		7,107
Net amount recognized		$(5,702)		$(11,466)		$(9,731)

(1)            See ESSI Plans discussion below for additional information.

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The amounts recognized in the Consolidated Balance Sheets, as of March 31, consist of:

	Funded				Unfunded
	Defined Benefit		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2007	2006	2007	2006	2007	2006
	(in thousands)
Non-current assets(1)	$65	$72	$—	$—	$—	$5,084
Current liabilities(1)	—	(7,228)	(1,265)	(1,601)	(724)	(273)
Non-current liabilities(1)	(53,180)	(9,109)	(18,746)	(9,865)	(23,255)	(14,542)
Accumulated other comprehensive earnings	7,007	10,563	764	—	8,478	—
Net amount recognized	$(46,108)	$(5,702)	$(19,247)	$(11,466)	$(15,501)	$(9,731)

(1)            The sum of the amounts recognized as of March 31, 2007 equals $53.1 million, $20.0 million and $24.0 million for the defined benefit pension plan, postretirement benefit plan and supplemental retirement plans, respectively, and represents the funded status of the plans.

Amounts recognized in accumulated other comprehensive earnings (before taxes) at March 31, 2007 consist of:

	Funded Defined Benefit Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	2007	2007	2007
	(in thousands)
Prior service cost	$186	$(154)	$6,330
Net loss	6,821	(436)	2,148
Transition obligation	—	1,354	—
Accumulated other comprehensive earnings	$7,007	$764	$8,478

The aggregate accumulated benefit obligation (ABO) for the Company’s pension plans combined was $247.9 million and $120.5 million at March 31, 2007 and 2006, respectively. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at March 31, 2007 and 2006.

	2007	2006
	(in thousands)
Projected benefit obligation	$196,256	$97,640
Accumulated benefit obligation	$178,890	$87,340
Fair value of plan assets	$125,227	$55,960

Because the ABO exceeded the fair value of plan assets at March 31, 2006, the Company had recognized an additional minimum liability for the unfunded accumulated benefit obligation in accumulated other comprehensive earnings. In fiscal 2006, the minimum liability related to the funded defined benefit pension plans increased $3.8 million.

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following weighted average actuarial assumptions were used to determine the benefit obligation and funded status of the plans:

	Funded Defined Benefit		Postretirement		Unfunded Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	2007	2006	2007	2006	2007	2006
Rate assumptions
Discount rate	5.85%	5.40%	5.75%	5.50%	5.90%	5.55%
Increase in future compensation levels	3.85%	3.90%	—	—	4.10%	4.05%

The following table summarizes the components of net periodic benefit cost for the Company’s pension, postretirement and supplemental retirement plans.

	Funded Defined Benefit			Postretirement			Unfunded Supplemental
	Pension Plans			Benefit Plans			Retirement Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$7,353	$3,958	$3,858	$584	$598	$535	$572	$544	$416
Interest cost	12,983	6,007	5,833	1,280	965	959	1,272	1,116	962
Expected return on plan assets	(14,008)	(7,056)	(6,410)	(225)	(167)	(92)	—	—	—
Amortization of unrecognized actuarial loss (gain)	617	165	130	(36)	(11)	54	188	167	5
Transition obligation	—	—	—	114	110	37	—	—	—
Amortization of unrecognized prior-service cost	5	5	5	(24)	—	—	777	777	777
Net periodic expense	$6,950	$3,079	$3,416	$1,693	$1,495	$1,493	$2,809	$2,604	$2,160

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive earnings and recognized as components of net periodic benefit costs during fiscal 2008.

	Funded Defined Benefit Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	(in thousands)
Prior service cost	$13	$(24)	$777
Net actuarial losses	452	(96)	121
Transition obligation	—	111	—
	$465	$(9)	$898

DRS TECHNOLOGIES, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following weighted average actuarial assumptions were used to determine the net periodic cost of the plans:

	Funded			Postretirement			Unfunded Supplemental
	Pension Plans			Benefit Plans			Retirement Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Rate assumptions
Discount rate	5.50%	5.65%	6.15%	5.50%	5.65%	6.25%	5.50%	5.80%	6.25%
Expected long-term return on plan assets	8.15%	8.05%	8.00%	7.25%	7.25%	7.25%	—	—	—
Increase in future compensation levels	3.80%	3.85%	3.95%	—	—	—	4.10%	4.05%	4.10%

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 11.0% in fiscal 2008 and is assumed to gradually decrease to a rate of 4.5% in fiscal 2012 and thereafter. Assumed healthcare cost trend rates have an effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed healthcare cost trend rates would have the effect of decreasing the annual aggregate service and interest cost by $22 thousand and the postretirement medical obligations by $234 thousand. A one percentage point increase in the assumed healthcare cost trend rate would have the effect of increasing the annual aggregate service and interest cost by $24 thousand and the postretirement medical obligations by $263 thousand.

ESSI Plans   In connection with the acquisition of ESSI on January 31, 2006, the Company assumed certain defined benefit pension, postretirement and supplemental retirement plan liabilities for present and former employees of ESSI.

The following table provides a summary of the funded status of the ESSI plans at January 31, 2006.

	January 31, 2006
	Funded Defined Benefit Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	(in thousands)
Projected benefit obligation	$131,810	$7,900	$3,498
Less fair value of plan assets	89,125	—	—
Accrued benefit liability	$42,685	$7,900	$3,498

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
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

Plan Assets

The Company has the responsibility to formulate the investment policies and strategies for each plan’s assets. The overall domestic plans’ policies and strategies, which differ from plan to plan, include: maintaining the highest possible return commensurate with the level of assumed risk, preserving the benefit security for the plan’s participants and maintaining an appropriately funded status (inclusive of fees).

The Company does not involve itself with the day-to-day operations and selection of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below represents all of the Company’s  funded pension plans’ and postretirement benefit plans’ weighted-average asset allocation at March 31, 2007 and 2006 by asset category:

	Asset Allocation
Asset Category	2007	2006
Equity securities	59%	63%
Debt securities	23%	29%
Other, primarily cash, cash equivalents and real estate	18%	8%
Total	100%	100%

The table below presents the target allocation ranges for each major asset category for the Company’s benefit plans for fiscal 2008.

Asset Category	Target Asset Allocation Range
Equity securities	30%–85%
Debt securities	10%–60%
Real estate	0%–14%
Other, primarily cash and cash equivalents	0%–25%

For fiscal 2008, the Company expects to contribute $15.9 million and $1.6 million to its pension plans and postretirement plans, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents expected pension and post-retirement benefit payments

	Pension Benefits	Postretirement Payments	Supplemental Retirement Plan Payments
Fiscal Year	(in thousands)
2008	$10,966	$1,627	$725
2009	$11,182	$1,676	$745
2010	$12,134	$1,756	$798
2011	$12,685	$1,820	$763
2012	$13,442	$1,929	$894
Years 2013–2017	$78,097	$10,777	$8,463

Defined Contribution Plans   The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company’s contributions to these plans for fiscal 2007, 2006 and 2005 amounted to $22.1 million, $16.8 million and $13.8 million, respectively.

13. Commitments and Contingencies

At March 31, 2007, the Company was party to various noncancellable operating leases that expire at various dates through 2021 (principally for administration, engineering and production facilities) with minimum rental payments as follows:

Fiscal Year	(in thousands)
2008	$33,492
2009	26,818
2010	23,149
2011	16,661
2012	12,925
Thereafter	22,182
Total	$135,227

It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations will be made as existing leases approach expiration and will be based on an assessment of the Company’s capacity requirements at that time.

Rent expense was $31.5 million, $25.9 million and $26.3 million in fiscal 2007, 2006 and 2005, respectively.

As of March 31, 2007, $46.8 million was contingently payable under letters of credit and bank guarantees (see Note 8).

In connection with various purchase business combinations, the Company may pay up to an aggregate of $11.0 million in contingent purchase price earn-outs in fiscal 2007 and $9.5 million within the following two fiscal years. Earn-outs are recorded as additional goodwill when the contingencies for such payments have been met.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery and excludes purchase orders for products and services under firm government contracts for which the Company has full recourse under normal contract termination clauses. As of March 31, 2007, the Company had purchase obligations of $94.5 million and expects to satisfy $71.6 million in fiscal 2008 and $22.9 million within fiscal 2009, 2010 and 2011.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals totaling $3.0 million and $4.5 million at March 31, 2007 and March 31, 2006, respectively, for losses related to those matters that it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on the Company’s ongoing analysis of various factual, legal and equitable considerations, it has also recorded as of March 31, 2007 an accrual of $12.5 million, $11.8 million was originally charged against goodwill, reflecting the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although, at March 31, 2007, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to DRS’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In the Company’s view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005, the technical consultant submitted to the NPS, on behalf of the Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (alternative EE/CA) with regards to Operable Units 1 and 2 of the Orphan Mine site.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In December 2005 and August 2006, the PRPs and NPS met to discuss the technical merits of the alternative EE/CA and ways to resolve certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. Since late 2005, the parties also have discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a settlement agreement that would memorialize the parties’ intent. The potential liability associated with implementation of an EE/CA can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

In connection with the Company’s acquisition of ESSI in January 2006, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI’s earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by “tipping” his financial advisor and close friend by sharing material, nonpublic information regarding ESSI’s financial condition shortly before certain 2003 earnings announcements.

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop work order relating to ESSI’s Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force, and relating to trading in ESSI stock by certain individuals associated with ESSI.  In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.

In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI’s disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney’s office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney’s office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney’s office each had expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by DRS. As a part of its investigation, the SEC issued subpoenas to certain officers and employees of ESSI to provide testimony and produce certain documents.

In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, against ESSI’s former Chief Financial Officer and former controller, in which each was alleged to have participated in a backdating scheme. The SEC reported that the former controller had settled this action by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

before the SEC as an accountant. In March 2007, ESSI’s former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri on ten counts of fraud relating to the “backdating” of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. The indictment alleges that this former ESSI executive and others “backdated” stock options on at least eight occasions between 1996 and 2002. In February 2007, the SEC reported ESSI’s former controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In March 2007, the former controller pled guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

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

The Internal Revenue Service is in the process of auditing ESSI’s federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. In connection with these audits, ESSI expects that it will be required to amend previously filed Federal and state tax returns to reflect the disallowance of certain compensation deductions taken during the periods under review. As noted above, the Company has recorded an accrual to reflect the anticipated disallowance.

In July 2006, DRS and one of the Company’s subsidiaries, DRS Training & Control Systems, Inc. (TCS), each were issued a subpoena by the United States District Court for the Northern District of Florida (Florida District Court). The subpoenas were issued in connection with an inquiry being conducted by the Antitrust Division of the U.S. Department of Justice (DOJ) and require TCS to produce certain documents related to an investigation the Company believes involves allegations of anticompetitive activity in certain international markets. In addition, certain employees and officers of TCS were served with subpoenas to testify before the grand jury of the Florida District Court with regard to this matter. The DOJ is continuing its investigation, but we have no information as to when the DOJ will conclude this process. The Company has cooperated with the DOJ in producing documents in response to the subpoenas. The Company has commenced an internal investigation regarding this matter, which the Company expects to continue through the conclusion of the DOJ’s investigatory process.

14. Operating Segments

As discussed in Note 1.A., on October 2, 2006, the Company implemented a new organizational operating structure, which realigned its three operating groups into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. Prior-year balances and

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

results of operations for the C4I Group, SR Group and S3 Group have been reclassified to reflect this management reporting change.

In connection with the realignment, the Company recorded net severance-related charges of $4.0 million during fiscal 2007. During fiscal 2007, approximately $3.8 million of the reserve was utilized, net of additions of $0.2 million. The Company expects to pay the remaining $0.4 million of severance in fiscal 2008.

The C4I Segment is comprised of the following business areas: Command, Control & Communications, which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training and electronic warfare and ship network systems, Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, diagnostics and vehicle electronics.

The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, and image intensification (I2) night vision, combat identification and laser aimers/illuminator products, and provides electronic manufacturing services.

The Sustainment Systems Segment designs, engineers and manufactures integrated military electronics and other military support equipment, primarily for the U.S. Department of Defense (DoD), as well as related heat transfer and air handling equipment, and power generation and distribution equipment for domestic commercial and industrial users. The segment provides these systems for military, humanitarian, disaster recovery and emergency responder applications.

The Technical Services Segment provides engineering services, logistics and training services, advanced technology services, security and asset protection systems and services, telecommunication systems, integration and information technology services, power generation and vehicle armor kits. The segment provides these services for military, intelligence, humanitarian, disaster recovery and emergency responder applications.

Other includes the activities of DRS Corporate Headquarters and certain non-operating subsidiaries of the Company.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
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

			Sustainment	Technical
	C4I	RSTA	Systems	Services	Other	Total
	(in thousands)
Fiscal 2007:
Total revenues	$1,144,775	$605,417	$448,113	$685,551	$—	$2,883,856
Intersegment revenues	(5,313)	(5,836)	(47,328)	(4,266)	—	(62,743)
External revenues	$1,139,462	$599,581	$400,785	$681,285	$—	$2,821,113
Operating income (loss)	$130,046	$68,670	$59,319	$49,169	$379	$307,583
Total assets	$1,232,321	$452,332	$1,299,714	$997,595	$232,748	$4,214,710
Depreciation and amortization	$25,100	$14,243	$18,393	$13,808	$5,119	$76,663
Capital expenditures	$24,764	$14,113	$6,131	$3,747	$7,152	$55,907
Fiscal 2006:
Total revenues	$1,125,138	$448,656	$78,775	$99,030	$—	$1,751,599
Intersegment revenues	(2,037)	(4,252)	(9,371)	(407)	—	(16,067)
External revenues	$1,123,101	$444,404	$69,404	$98,623	$—	$1,735,532
Operating income (loss)	$125,936	$54,510	$8,261	$6,833	$(2,830)	$192,710
Total assets	$1,192,823	$410,739	$1,281,229	$932,368	$201,960	$4,019,119
Depreciation and amortization	$25,827	$13,810	$2,939	$2,318	$4,091	$48,985
Capital expenditures	$18,821	$15,649	$932	$1,840	$5,952	$43,194
Fiscal 2005:
Total revenues	$976,038	$339,566	$—	$—	$—	$1,315,604
Intersegment revenues	(941)	(6,063)	—	—	—	(7,004)
External revenues	$975,097	$333,503	$—	$—	$—	$1,308,600
Operating income (loss)	$96,603	$46,855	$—	$—	$(326)	$143,132
Total assets	$1,207,679	$323,083	$—	$—	$361,099	$1,891,861
Depreciation and amortization	$24,714	$13,149	$—	$—	$3,105	$40,968
Capital expenditures	$17,584	$11,581	$—	$—	$5,356	$34,521

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revenues by major product category is as follows:

	Years Ended March 31,
	2007	2006	2005
	(in thousands)
Command, Control & Communications	$429,328	$460,204	$415,895
Power Systems	184,409	175,743	190,091
Intelligence Technologies	209,088	206,025	172,384
Tactical Systems	316,637	281,129	196,727
Reconnaissance, Surveillance & Target Acquisition	599,581	444,404	333,503
Sustainment Systems	400,785	69,404	—
Technical Services	681,285	98,623	—
Total revenues	$2,821,113	$1,735,532	$1,308,600

Revenues, total assets and long-lived assets by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company’s operations in these geographic locations for each of the three years ended March 31, 2007 is as follows:

	United States	Canada	United Kingdom	Total
Fiscal 2007:
Revenues	$2,735,502	$70,905	$14,706	$2,821,113
Total assets	$4,110,960	$71,797	$31,953	$4,214,710
Long-lived assets	$2,997,359	$28,909	$18,564	$3,044,832
Fiscal 2006:
Revenues	$1,676,555	$43,238	$15,739	$1,735,532
Total assets	$3,929,678	$59,730	$29,711	$4,019,119
Long-lived assets	$3,019,849	$22,696	$17,168	$3,059,713
Fiscal 2005:
Revenues	$1,247,179	$41,370	$20,051	$1,308,600
Total assets	$1,813,849	$49,577	$28,435	$1,891,861
Long-lived assets	$1,033,436	$14,509	$10,757	$1,058,702

Export sales accounted for approximately 8%, 10% and 14% of total revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

15. Guarantor and Non-Guarantor Financial Statements

As further discussed in Note 8, Debt, the Company has an aggregate of $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2.0% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2007 and 2006, the related Condensed

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005 for:

a)               DRS Technologies, Inc. (the Parent),

b)              the Guarantor Subsidiaries,

c)                the Non-guarantor Subsidiaries, and

d)              DRS Technologies, Inc. on a consolidated basis.

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
As of March 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$92,795	$—	$14,598	$(11,560)	$95,833
Accounts receivable, net	4	504,188	31,050	—	535,242
Inventories, net	—	321,877	45,735	—	367,612
Prepaid expenses, deferred income taxes and other current assets	8,547	298,737	21,120	(201,429)	126,975
Intercompany receivables	2,107,049	—	24,115	(2,131,164)	—
Total current assets	2,208,395	1,124,802	136,618	(2,344,153)	1,125,662
Property, plant and equipment, net	15,389	206,332	9,485	—	231,206
Acquired intangibles, net	—	196,488	496	—	196,984
Goodwill	24,115	2,549,258	43,269	—	2,616,642
Deferred income taxes and other noncurrent assets	196,737	2,292	7,227	(162,040)	44,216
Investment in subsidiaries	1,143,419	36,905	—	(1,180,324)	—
Total assets	$3,588,055	$4,116,077	$197,095	$(3,686,517)	$4,214,710
Liabilities and Stockholders' Equity
Current liabilities
Current installments of long—term debt	$2,750	$188	$2,223	$—	$5,161
Accounts payable	11,022	253,796	32,609	—	297,427
Accrued expenses and other current liabilities	236,548	392,937	37,903	(199,444)	467,944
Intercompany payables	—	871,857	14,814	(886,671)	—
Total current liabilities	250,320	1,518,778	87,549	(1,086,115)	770,532
Long-term debt, excluding current installments	1,771,953	3,242	7,851	—	1,783,046
Other liabilities	63,332	239,653	19,723	(164,026)	158,682
Total liabilities	2,085,605	1,761,673	115,123	(1,250,141)	2,712,260
Total stockholders' equity	1,502,450	2,354,404	81,972	(2,436,376)	1,502,450
Total liabilities and stockholders' equity	$3,588,055	$4,116,077	$197,095	$(3,686,517)	$4,214,710

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
As of March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,905	$—	$4,908	$(19,520)	$1,293
Accounts receivable, net	5	401,958	30,715	—	432,678
Inventories, net	—	282,109	49,109	(12)	331,206
Prepaid expenses, deferred income taxes and other current assets	10,525	123,684	9,962	(8,558)	135,613
Intercompany receivables	1,976,809	—	24,115	(2,000,924)	—
Total current assets	2,003,244	807,751	118,809	(2,029,014)	900,790
Property, plant and equipment, net	13,937	198,656	7,913	—	220,506
Acquired intangibles, net	—	231,139	—	—	231,139
Goodwill	24,115	2,547,436	36,517	—	2,608,068
Deferred income taxes and other noncurrent assets	54,234	7,443	10,420	(13,481)	58,616
Investment in subsidiaries	1,140,066	46,635	—	(1,186,701)	—
Total assets	$3,235,596	$3,839,060	$173,659	$(3,229,196)	$4,019,119
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$194	$1,678	$—	$4,622
Accounts payable	9,701	186,530	28,442	—	224,673
Accrued expenses and other current liabilities	53,401	404,080	22,151	(8,564)	471,068
Intercompany payables	—	1,689,575	22,098	(1,711,673)	—
Total current liabilities	65,852	2,280,379	74,369	(1,720,237)	700,363
Long-term debt, excluding current installments	1,815,835	3,432	9,504	—	1,828,771
Other liabilities	2,329	127,026	22,532	(13,482)	138,405
Total liabilities	1,884,016	2,410,837	106,405	(1,733,719)	2,667,539
Total stockholders’ equity	1,351,580	1,428,223	67,254	(1,495,477)	1,351,580
Total liabilities and stockholders’ equity	$3,235,596	$3,839,060	$173,659	$(3,229,196)	$4,019,119

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Year Ended March 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,596,026	$244,454	$(19,367)	$2,821,113
Cost and expenses	(500)	2,307,373	226,034	(19,377)	2,513,530
Operating income	500	288,653	18,420	10	307,583
Interest income	993	117	163	—	1,273
Interest and related expense	119,046	265	601	—	119,912
Other income (expense), net	180	(1,030)	500	—	(350)
Management fees	2,705	(2,552)	(153)	—	—
Royalties	2,288	(74)	(2,214)	—	—
Intercompany interests	98,530	(98,283)	(247)	—	—
Earnings before non-controlling interest and income taxes	(13,850)	186,566	15,868	10	188,594
Non-controlling interests	—		1,430	—	1,430
Earnings before income taxes	(13,850)	186,566	14,438	10	187,164
Income taxes	(4,458)	59,911	4,641	10	60,104
Earnings (losses) from subsidiary entities	136,452	—	—	(136,452)	—
Net earnings	$127,060	$126,655	$9,797	$(136,452)	$127,060

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Year Ended March 31, 2006
 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,528,458	$230,826	$(23,752)	$1,735,532
Cost and expenses	2,794	1,347,349	216,418	(23,739)	1,542,822
Operating income	(2,794)	181,109	14,408	(13)	192,710
Interest income	6,801	80	372	—	7,253
Interest and related expense	63,996	184	6	—	64,186
Other income (expense), net	128	(782)	(77)	4	(727)
Management fees	2,261	(2,083)	(178)	—	—
Royalties	2,096	(113)	(1,983)	—	—
Intercompany interests	37,604	(37,707)	99	4	—
Earnings before non-controlling interest and income taxes	(17,900)	140,320	12,635	(5)	135,050
Non-controlling interests	—	—	1,562	—	1,562
Earnings before income taxes	(17,900)	140,320	11,073	(5)	133,488
Income taxes	(6,969)	54,654	4,314	(5)	51,994
Earnings (losses) from subsidiary entities	92,425	—	—	(92,425)	—
Net earnings	$81,494	$85,666	$6,759	$(92,425)	$81,494

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Year Ended March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,116,949	$211,184	$(19,533)	$1,308,600
Cost and expenses	326	983,589	201,172	(19,619)	1,165,468
Operating income	(326)	133,360	10,012	86	143,132
Interest income	2,246	97	117	—	2,460
Interest and related expense	39,462	162	126	—	39,750
Other income (expense), net	130	(161)	(641)	(47)	(719)
Management fees	1,925	(1,764)	(161)	—	—
Royalties	1,890	(185)	(1,705)	—	—
Intercompany interest	26,951	(26,687)	(264)	—	—
Earnings from continuing operations before non—controlling interest and income taxes	(6,646)	104,498	7,232	39	105,123
Non-controlling interest	—	—	2,155	—	2,155
Earnings from continuing operations before income taxes	(6,646)	104,498	5,077	39	102,968
Income taxes	(2,917)	45,508	2,212	39	44,842
Earnings (losses) from subsidiary entities	63,713	—	—	(63,713)	—
Earnings (losses) from continuing operations	59,984	58,990	2,865	(63,713)	58,126
Earnings from discontinued operations, net of tax	693	1,858	—	—	2,551
Net earnings	$60,677	$60,848	$2,865	$(63,713)	$60,677

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended March 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$145,533	$20,822	$28,880	$—	$195,235
Cash flows from investing activities
Capital expenditures	(7,492)	(44,528)	(3,887)	—	(55,907)
Payments pursuant to business combinations, net of cash acquired	(5,169)	(11,568)	—	—	(16,737)
Other, net	2,915	(189)	—	—	2,726
Net cash used in investing activities	(9,746)	(56,285)	(3,887)	—	(69,918)
Cash flows from financing activities
Net repayments of short-term debt	(40,000)	—	—	—	(40,000)
Borrowings of long-term debt	—	—	452	—	452
Repayments of long-term debt	(2,750)	(239)	(1,730)	—	(4,719)
Excess tax benefit realized from share-based payment arrangements	4,880	—	—	—	4,880
Dividends paid	(4,962)	—	—	—	(4,962)
Proceeds from exercise of stock options	12,868	—	—	—	12,868
Investments from third party in joint venture	—	—	480	—	480
Net (repayments to) borrowings from Parent company	(28,933)	35,702	(14,729)	7,960	—
Net cash (used in) provided by financing activities	(58,897)	35,463	(15,527)	7,960	(31,001)
Effects of exchange rates on cash and cash equivalents	—	—	224	—	224
Net increase in cash and cash equivalents	76,890	—	9,690	7,960	94,540
Cash and cash equivalents, beginning of period	15,905	—	4,908	(19,520)	1,293
Cash and cash equivalents, end of period	$92,795	$—	$14,598	$(11,560)	$95,833

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended March 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$44,828	$106,167	$6,067	$—	$157,062
Cash flows from investing activities
Capital expenditures	(5,953)	(34,142)	(3,099)	—	(43,194)
Payments pursuant to business combinations, net of cash acquired	(1,425,696)	—	—	—	(1,425,696)
Other, net	62	316	1,116	—	1,494
Net cash used in investing activities	(1,431,587)	(33,826)	(1,983)	—	(1,467,396)
Cash flows from financing activities
Net repayments of short-term debt	(36,300)	—	—	—	(36,300)
Borrowings of long-term debt	1,220,000	—	9,853	—	1,229,853
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(28,372)	—	—	—	(28,372)
Repayments of long-term debt	(167,461)	(324)	(23)	—	(167,808)
Dividends paid	(3,705)	—	—	—	(3,705)
Proceeds from exercise of stock options	12,540	—	—	—	12,540
Net borrowings from (repayments to) Parent company	107,160	(72,017)	(23,895)	(11,248)	—
Net cash provided by (used in) financing activities	1,101,876	(72,341)	(14,065)	(11,248)	1,004,222
Effects of exchange rates on cash and cash equivalents	—	—	553	—	553
Net (decrease) increase in cash and cash equivalents	(284,883)	—	(9,428)	(11,248)	(305,559)
Cash and cash equivalents, beginning of period	300,788	—	14,336	(8,272)	306,852
Cash and cash equivalents, end of period	$15,905	$—	$4,908	$(19,520)	$1,293

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended March 31, 2005
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$32,032	$89,936	$14,215	$—	$136,183
Net cash provided by operating activities of discontinued operations	—	2,227	—	—	2,227
Net cash provided by operating activities	32,032	92,163	14,215	—	138,410
Cash flows from investing activities
Capital expenditures	(5,355)	(27,412)	(1,754)	—	(34,521)
Payments pursuant to business combinations, net of cash acquired	—	(49,839)	—	—	(49,839)
Proceeds from sales of businesses	29,096	—	—	—	29,096
Investments in short-term notes	(10,000)	—	—	—	(10,000)
Proceeds from sales of short-term notes	10,000	—	—	—	10,000
Other, net	744	134	813	—	1,691
Net cash provided by (used in) investing activities of continuing operations	24,485	(77,117)	(941)	—	(53,573)
Net cash used in investing activities of discontinued operations	—	(825)	—	—	(825)
Net cash provided by (used in) investing activities	24,485	(77,942)	(941)	—	(54,398)
Cash flows from financing activities
Net repayments of short-term debt	—	—	(82)	—	(82)
Borrowings of long-term debt	210,000	—	—	—	210,000
Receipt of advanced interest on senior subordinated notes	1,986				1,986
Debt issuance costs	(4,193)	—	—	—	(4,193)
Repayment of long-term debt	(50,360)	(547)	—	—	(50,907)
Proceeds from exercise of stock options	8,097	—	—	—	8,097
Net borrowings from (repayments to) Parent Company	23,399	(13,644)	(7,113)	(2,642)	—
Net cash provided by (used in) financing activities of continuing operations	188,929	(14,191)	(7,195)	(2,642)	164,901
Net cash used in financing activities of discontinued operations	—	(30)	—	—	(30)
Net cash provided by (used in) financing activities	188,929	(14,221)	(7,195)	(2,642)	164,871
Effects of exchange rates on cash and cash equivalents	—	—	1,179	—	1,179
Net increase (decrease) in cash and cash equivalents	245,446	—	7,258	(2,642)	250,062
Cash and cash equivalents, beginning of period	55,342	—	7,078	(5,630)	56,790
Cash and cash equivalents, end of period	$300,788	$—	$14,336	$(8,272)	$306,852

DRS TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

16.   Unaudited Quarterly Financial Information

The following table sets forth unaudited quarterly financial information for fiscal 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per-share data)
Fiscal year ended March 31, 2007
Revenues	$630,265	$711,538	$680,361	$798,949
Operating income	$64,985	$71,888	$76,627	$94,083
Net earnings	$21,258	$25,231	$35,094	$45,477
Basic earnings per share:
Net earnings	$0.54	$0.64	$0.88	$1.13
Diluted earnings per share:
Net earnings	$0.52	$0.62	$0.86	$1.11
Fiscal year ended March 31, 2006
Revenues	$338,459	$361,930	$389,490	$645,653
Operating income	$35,058	$38,577	$44,827	$74,248
Net earnings	$14,018	$18,954	$19,744	$28,778
Basic earnings per share:
Net earnings	$0.51	$0.68	$0.71	$0.81
Diluted earnings per share:
Net earnings	$0.49	$0.66	$0.69	$0.79

17.   Related Party Transactions

The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS’s co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS’s co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS’s current Chairman of the Board, President and Chief Executive Officer. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007 and is being rented on a month-to-month basis until June 1, 2007 when, under an amendment to the lease agreement, a three-year extended term will commence, with a monthly rental of $21.8 thousand for the first year of the extended term. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company’s Board is of counsel, provides legal services to DRS. The Company paid $3.8 million, $2.3 million and $1.4 million in fees to the firm during fiscal 2007, 2006 and 2005, respectively.

In the fourth quarter of 2007, the stepson of Mark S. Newman, the Company’s Chairman of the Board, President and Chief Executive Officer, commenced employment with Nemco Brokerage, Inc., a firm that has a longstanding relationship of providing insurance brokerage services to the Company and which receives commissions from third-party insurers based on policies it places on the Company’s behalf.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended March 31, 2007, 2006 and 2005

Col. A	Col. B	Col. C Additions(a)			Col. D Deductions(b)			Col. E
		(1)	(2)		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Credited to Costs and Expenses	Credited to Other Accounts— Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2007	$9,361	$3,508	$150	(c)	$1,435	$2,334	(d)	$9,250
Year ended March 31, 2006	$8,724	$3,437	$1,197	(c)	$787	$3,210	(d)	$9,361
Year ended March 31, 2005	$7,060	$3,873	$30	(c)	$1,098	$1,141	(d)	$8,724
Allowance for doubtful accounts
Year ended March 31, 2007	$1,668	$1,259	$13		$682	$555		$1,703
Year ended March 31, 2006	$2,659	$964	$—		$467	$1,488	(d)	$1,668
Year ended March 31, 2005	$3,890	$732	$142		$1,314	$791		$2,659
Other current assets—note receivable reserve
Year ended March 31, 2007	$1,450	$—	$—		$1,330 (f)	$120		$—
Year ended March 31, 2006	$1,116	$750	$—		$—	$416	(e)	$1,450
Year ended March 31, 2005	$816	$700	$—		$400	$—		$1,116

(a)            Represents, on a full-year basis, net credits to reserve accounts.

(b)            Represents, on a full-year basis, net charges to reserve accounts.

(c)              Represents amounts reclassified from related reserve accounts.

(d)            Represents amounts utilized and credited to related asset accounts.

(e)            Represents an uncollectible amount written off.

(f)              Collection in full satisfaction of the note, and a portion of the reserve was written off.

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

(b)          Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended March 31, 2007 that materially have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. The attestation report of our independent registered public accounting firm, KPMG LLP, on our management’s assessment of our internal control over financial reporting also is included below.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2007.

KPMG LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting as of March 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DRS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DRS Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DRS Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

May 29, 2007

Item 9B.   Other Information

None

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Reference also is made to the information under Executive Officers and Corporate Governance in Part I of this report.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(a)	The following are documents filed as part of this report:
	1.	Financial Statements
		See Item 8. Financial Statements and Supplementary Data	61
	2.	Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts	127

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits
	See Exhibits Index following the signature page hereto		134

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS TECHNOLOGIES, Inc.
Dated: May 29, 2007
/s/ MARK S. NEWMAN
Mark S. Newman, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK S. NEWMAN	Chairman of the Board, President	May 29, 2007
Mark S. Newman	and Chief Executive Officer
/s/ RICHARD A. SCHNEIDER	Executive Vice President,	May 29, 2007
Richard A. Schneider	Chief Financial Officer
/s/ IRA ALBOM	Director	May 29, 2007
Ira Albom
/s/ CHARLES G. BOYD	Director	May 29, 2007
Charles G. Boyd
/s/ DONALD C. FRASER	Director	May 29, 2007
Donald C. Fraser
/s/ WILLIAM F. HEITMANN	Director	May 29, 2007
William F. Heitmann
/s/ STEVEN S. HONIGMAN	Director	May 29, 2007
Steven S. Honigman
/s/ C. SHELTON JAMES	Director	May 29, 2007
C. Shelton James
/s/ MARK N. KAPLAN	Director	May 29, 2007
Mark N. Kaplan
/s/ STUART F. PLATT	Director	May 29, 2007
Stuart F. Platt
/s/ DENNIS J. REIMER	Director	May 29, 2007
Dennis J. Reimer
/s/ ERIC J. ROSEN	Director	May 29, 2007
Eric J. Rosen

EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been filed previously by the Company with the Securities and Exchange Commission and are incorporated herein by reference to the documents indicated in brackets, following the descriptions of such exhibits.

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

3.5	Amended and Restated By-Laws of the Company [Form 10-K filed on June 14, 2004, Exhibit 3.5]
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DRS Technologies, Inc. [Form 10-K filed on June 9, 2006, Exhibit 3.6]
4.1

Registration Rights Agreement, dated as of September 22, 1995, between the Company and Forum Capital Markets L.P., as initial purchaser [Registration Statement on Form S-2, File No. 33-64641, filed on November 30, 1995, Exhibit 4.3]

4.2

Registration Rights Agreement dated as of October 30, 2003, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co., Wachovia Capital Markets, LLC and Fleet Securities, Inc., as initial purchasers, relating to the Company’s 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 10.2]

4.3

Registration Rights Agreement, dated as of December 23, 2004, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC and Banc of America Securities, LLC, as initial purchasers, relating to the Company’s 6 7/8 Senior Subordinated Notes due 2013. [Form 10-K filed on June 14, 2005, Exhibit 4.2]

4.4

Indenture, dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to the Company’s 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 4.1]

4.5

Form of Indenture, between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Senior Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.1]

4.6

First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $350,000,000 aggregate principal amount of 6 5/8% Senior Notes due 2016. [Form 8-K filed on February 6, 2006, Exhibit 4.1]

4.7

Form of Indenture between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Subordinated Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.2]

4.8

First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $250,000,000 aggregate principal amount of 7 5/8% Senior Subordinated Notes due 2018. [Form 8-K filed February 6, 2006, Exhibit 4.2]

4.9

Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $300,000,000 aggregate principal amount of 2.00% Convertible Senior Notes due 2026. [Form 8-K filed February 6, 2006, Exhibit 4.3]

4.10

Registration Rights Agreement, dated as of January 31, 2006, by and among DRS Technologies, Inc. and the Initial Purchasers (as defined therein), relating to the $345,000,000 aggregate principal amount of 2.00% Convertible Senior Notes due 2026. [Form 8-K filed February 6, 2006, Exhibit 4.4]

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

10.6	Employment, Non-Competition and Termination Agreement, dated July 20, 1994, between Diagnostic/Retrieval Systems, Inc. and David E. Gross [Form 10-Q, filed on August 15, 1994, Exhibit 1]
10.7	Employment Agreement, dated as of November 20, 1996, by and between the Company and Mark S. Newman [Form 10-K filed on June 29, 1999, Exhibit 10.47]
10.8	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Mark S. Newman, dated August 18, 2004. [Form 10-Q filed on November 11, 2004, Exhibit 10.1]
10.9	Amended and Restated Employment Agreement between DRS Technologies Inc. and Mark S. Newman, executed June 10, 2005. [Form 10-K filed on June 14, 2005, Exhibit 10.13]
10.10	Employment Agreement, dated as of April 30, 1997, by and between the Company and Nina Laserson Dunn [Form 10-K filed on June 29, 1999, Exhibit 10.48]
10.11	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Nina Laserson Dunn, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.3]

10.12	Employment Agreement, dated as of February 19, 1999, by and between the Company and Richard A. Schneider [Form 10-K filed on June 29, 1999, Exhibit 10.49]
10.13	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.5]
10.14	Amendment No. 2 to the Employment Agreement between DRS Technologies, Inc. and Richard A. Schneider, dated June 8, 2006. [Form 10-K filed on June 9, 2006, Exhibit 10.14]
10.15	Employment Agreement, dated as of June 26, 2002, by and between the Company and Robert F. Mehmel [Form 10-K filed on June 28, 2002, Exhibit 10.36]
10.16	Amendment No. 1 to the Employment Agreement between DRS Technologies, Inc. and Robert F. Mehmel, dated August 18, 2004. [Form 10-Q filed on November 9, 2004, Exhibit 10.4]
10.17	Agreement and Plan of Merger, among DRS Technologies, Inc., Maxco, Inc. and Engineered Support Systems, Inc., dated September 21, 2005 [Form 8-K filed on September 23, 2005, Exhibit 2.1]
10.18

Third Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among DRS Technologies, Inc., the lenders party to the agreement and the lenders who may become party to the agreement, Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., and Bank of America, N.A., BNP Paribas and Calyon, New York Branch. [Form 8-K filed February 6, 2006, Exhibit 10.1]

10.19

Modification Number 1 to Amendment to Partnership Agreement of Laurel Technologies Partnership, dated as of December 30, 2005, by and between Laurel Technologies, Inc., now known as Sunburst Management, Inc., and DRS Systems Management Corporation [Form 10-K filed on June 9, 2006, Exhibit 10.19]

10.20	Amendment No. 2 to the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan Effective July 6, 2005. [Form 10-K filed on June 9, 2006, Exhibit 10.20]
10.21	Amendment to DRS Technologies, Inc. Amended and Restated 1996 Omnibus Incentive Plan [Form 10-K filed on June 14, 2004, Exhibit 10.18]
10.22	Amended and Restated DRS Technologies, Inc. Supplemental Executive Retirement Plan, Effective March 31, 2005. [Form 10-K filed on June 15, 2005, Exhibit 10.27]
10.23	DRS Technologies, Inc. 2006 Omnibus Plan [Form 10-Q filed on August 9, 2006, Exhibit 10.1]
*10.24	Amendment to DRS Technologies Inc. 2006 Omnibus Plan effective April 5, 2007.
*21	List of subsidiaries of the Company, as of March 31, 2007
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002