Form 10-Q
period 2007-06-30
DRS TECHNOLOGIES INC
filed 2007-08-09
CIK 28630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock—$0.01 par value	41,116,298

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per-share data)
(Unaudited)

	June 30,	March 31,
	2007	2007
Assets
Current assets
Cash and cash equivalents	$34,113	$95,833
Accounts receivable, net of allowance for doubtful accounts of $1,809 and $1,703 as of June 30, 2007 and March 31, 2007, respectively	515,782	535,242
Inventories, net	355,737	367,612
Prepaid expenses, deferred income taxes and other current assets	123,767	126,975
Total current assets	1,029,399	1,125,662
Property, plant and equipment, less accumulated depreciation of $191,000 and $178,241 at June 30, 2007 and March 31, 2007, respectively	233,919	231,206
Acquired intangible assets, net	189,709	196,984
Goodwill	2,621,945	2,616,642
Deferred income taxes and other noncurrent assets	44,199	44,216
Total assets	$4,119,171	$4,214,710
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$5,353	$5,161
Accounts payable	238,029	297,427
Accrued expenses and other current liabilities	468,836	467,944
Total current liabilities	712,218	770,532
Long-term debt, excluding current installments	1,732,102	1,783,046
Other liabilities	161,113	158,682
Total liabilities	2,605,433	2,712,260
Commitments and contingencies
Stockholders’ equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at June 30, 2007 and March 31, 2007	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; 41,081,214 and 40,673,944 shares issued at June 30, 2007 and March 31, 2007, respectively	411	407
Additional paid-in capital	1,107,487	1,099,991
Retained earnings	400,211	399,793
Accumulated other comprehensive earnings	5,629	2,259
Total stockholders’ equity	1,513,738	1,502,450
Total liabilities and stockholders’ equity	$4,119,171	$4,214,710

See Accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
Products	$532,774	$475,891
Services	202,856	154,374
Total revenues	735,630	630,265
Costs and expenses	704,296	565,280
Operating income	31,334	64,985
Interest income	559	176
Interest and related expenses	28,710	29,902
Other expense, net	70	18
Earnings before non-controlling interests and income taxes	3,113	35,241
Non-controlling interests	493	473
Earnings before income taxes	2,620	34,768
Income taxes	970	13,510
Net earnings	$1,650	$21,258
Net earnings per share of common stock:
Basic earnings per share:	$0.04	$0.54
Diluted earnings per share:	$0.04	$0.52
Dividends per common share	$0.03	$0.03

See Accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net Earnings	$1,650	$21,258
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Depreciation and amortization	18,513	19,125
Share-based compensation	2,228	2,774
Deferred income taxes	(926)	460
Inventory write-off	36,844	—
Inventory reserve and provision for doubtful accounts	202	1,000
Amortization and write-off of deferred financing fees	1,623	1,473
Other, net	(85)	(234)
Changes in assets and liabilities, net of effects from business combinations:
Decrease (increase) in accounts receivable	20,409	(20,861)
Increase in inventories	(23,470)	(11,275)
Decrease (increase) in prepaid expenses and other current assets	4,151	(6,285)
Decrease in accounts payable	(59,246)	(30,928)
Decrease in accrued expenses and other current liabilities	(14,795)	(11,579)
Increase in customer advances	14,862	9,550
(Decrease) increase in pension and postretirement benefit liabilities	(1,252)	53
Other, net	(181)	(473)
Net cash provided by (used in) operating activities	527	(25,942)
Cash Flows from Investing Activities
Capital expenditures	(13,893)	(13,080)
Payments pursuant to business combinations, net of cash acquired	—	(7,688)
Other, net	4	84
Net cash used in investing activities	(13,889)	(20,684)
Cash Flows from Financing Activities
Borrowings on revolving line of credit	90,000	—
Repayment of revolving line of credit	(90,000)	—
Net borrowings of short-term debt	—	918
Borrowings of long-term debt	—	89,467
Repayments of long-term debt	(51,317)	(783)
Excess tax benefit realized from share-based payment arrangements	1,413	84
Proceeds from stock option exercises	2,664	873
Dividends paid	(1,213)	(1,191)
Other	3	—
Net cash (used in) provided by financing activities	(48,450)	89,368
Effect of exchange rates on cash and cash equivalents	92	(253)
Net (decrease) increase in cash and cash equivalents	(61,720)	42,489
Cash and cash equivalents, beginning of period	95,833	1,293
Cash and cash equivalents, end of period	$34,113	$43,782

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

On October 2, 2006, the Company implemented a new organizational operating structure that realigned its operations into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily the Company’s Corporate Headquarters, are grouped in Other. See Note 12 for a description of each segment. All prior-year amounts presented by segment have been reclassified to reflect the new operating structure.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and controlling interests of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2007 and the results of its operations and cash flows for the three-month periods ended June 30, 2007 and 2006. The results of operations and cash flows for the interim periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2007, included in the Company’s filing on Form 10-K for the year ended March 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, costs to complete performance on a contract, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

market, pension and postretirement benefit obligations, share-based employee compensation costs, recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of DRS Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2007.

The fiscal year-end consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation.

3.                 Income Taxes

The provision for income taxes for the three-months ended June 30, 2007, reflected an effective income tax rate of approximately 37%, as compared with 38.9% in the same period last year. The Company’s effective tax rate declined primarily due to the scheduled increase in the Domestic Manufacturing Deduction, reinstatement of the Research & Development Credit and the Company’s April 1, 2007 election to report interest expense associated with the income tax contingencies as interest expense rather than a component of the income tax provision, partially off-set by a reduction in the Extraterritorial Income Exclusion.

In July 2006, the Financial Accounting Standard’s Board (FASB) issued FASB Interpretation No. 48 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was previously recognized if it was “probable” of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on April 1, 2007. The impact of adopting FIN 48 on the Company’s consolidated financial statements is summarized below.

	Balance at		Balance at
	March 31,	FIN 48	March 31,
	2007	Reclassification	2007
	(in thousands)
Accrued interest	$25,608	$5,801	$31,409
Income taxes payable	$51,470	$(8,243)	$43,227
Deferred tax assets	$26,451	$4,932	$31,383
Other liabilities	$158,682	$7,374	$166,056
Retained earnings	$399,793	$—	$399,793

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, equity related

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

payroll deductions, the deductibility of certain expenses, intercompany transactions as well as other matters. At April 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $38.0 million (of which approximately $5.3 million would impact the Company’s effective tax rate if recognized) plus accrued interest of $5.8 million. As of June 30, 2007, the corresponding balance for unrecognized tax benefits is approximately $37.3 million for the items described above plus approximately $6.3 million of accrued interest.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of April 1, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

United States—Federal	March 31, 2002 and forward
United States—States	March 31, 2002 and forward
Germany	March 31, 2002 and forward
United Kingdom	March 31, 2002 and forward
Canada	March 31, 2002 and forward
Canada—Provinces	March 31, 2002 and forward

Based upon the expiration of statutes of limitations and/or the anticipated conclusion of tax examinations in several jurisdictions, the Company believes it reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $22.5 million within 12 months of June 30, 2007.

The Company’s policy is to classify penalties related to unrecognized tax benefits as income tax expense. The Company’s policy is to classify interest related to unrecognized tax benefits as interest expense. In fiscal 2007 and prior, these amounts were classified as income tax expense.

4.                 Share-Based Compensation

In the three months ended June 30, 2007 and 2006, the Company recorded total share-based costs related to stock options and non-vested stock of $2.7 million and $2.6 million, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Total cost of share-based payment plans	$2,689	$2,644
Amounts capitalized in inventory	(1,374)	(830)
Amounts charged against earnings for amounts previously capitalized in inventory	913	960
Amounts charged against earnings before income tax benefit	2,228	2,774

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Stock Options   The following table summarizes information regarding the Company’s stock option activity and amounts as of and for the three-months ended June 30, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2007	2,394,314	$32.04
Granted	224,469	$54.30
Exercised	(148,317)	$20.53
Cancelled/Forfeited	(12,897)	$32.87
Outstanding at June 30, 2007	2,457,569	$34.76	6.39	$55,314
Vested and expected to vest at June 30, 2007(1)	2,433,990	$34.65	6.36	$55,051
Exercisable at June 30, 2007	1,686,385	$30.95	5.51	$44,397

(1)          Represents outstanding options reduced by expected forfeitures.

The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS’s closing stock price on the last trading day of the first quarter (June 29, 2007) and the exercise price, multiplied by the number of in-the-money stock options for each category.

The total intrinsic values of stock options exercised, based on the difference between DRS’s stock price at the time of exercise and the related exercise price, during the three months ended June 30, 2007 and 2006, was $4.7 million and $0.6 million, respectively. Total compensation costs related to stock options was $1.3 million and $1.8 million, for the three month periods ended June 30, 2007 and 2006, respectively. At June 30, 2007, unrecognized compensation costs related to stock options was $11.2 million ($7.0 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.6 years.

The estimated weighted average grant date fair value of each stock option awarded was $21.00 and $21.47 for the three months ended June 30, 2007 and 2006, respectively.

Stock Option Fair Value Estimation Assumptions   For purposes of estimating the fair value provisions of Statement of Financial Accounting Standard (SFAS) 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by DRS’s stock price as well as weighted average assumptions for a number of subjective variables described below.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

•       Expected Dividend Yield   Expected dividend yield is based on DRS’s expected dividend payments relative to the current market price of DRS common stock.

•       Risk-Free Interest Rate   The risk-free interest rate for stock options is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

•       Forfeiture Rate   The forfeiture rate is based on the historical forfeiture experience and prospective analysis of different pools of employees. We monitor share option exercise and employee termination patterns of each pool to estimate forfeiture rates within the valuation model.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the Company’s valuation model are presented in the table below.

Three Months Ended June 30,
2007
Expected holding period (in years)	5.4
Expected volatility	33.23%
Expected dividend yield	0.22%
Risk-free interest rate	4.98%
Weighted-average fair value of options granted	$21.00

Non-Vested Stock and Non-Vested Stock Units   Non-vested stock awards are granted to certain employees, as permitted under the 2006 Plan in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. Non-vested stock units are granted in the name of the employee; however, the participant has no rights as a stockholder. These non-vested stock units are redeemed for DRS common stock once a three year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, net of expected forfeitures, is recognized over the vesting periods.

Compensation cost for non-vested stock for the three months ended June 30, 2007 and 2006 was $1.4 million and $0.8 million, respectively. As of June 30, 2007, total unrecognized compensation costs related to non-vested stock awards was $25.0 million ($15.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 2.5 years.

The following table details the activity in non-vested stock awards for the three months ended June 30, 2007.

	Three Months Ended June 30, 2007
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested—Balance at March 31, 2007	362,396	$49.86
Granted	281,632	$54.28
Vested	(2,000)	$27.79
Forfeited / cancelled	(13,023)	$50.16
Nonvested—Balance at June 30, 2007	629,005	$51.91

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

5.                 Inventories

Inventories are summarized as follows:

	June 30,	March 31,
	2007	2007
	(in thousands)
Work-in-process	$466,286	$466,221
General and administrative costs	69,076	64,229
Raw material and finished goods	51,475	53,158
	586,837	583,608
Less: Progress payments and certain customer advances	221,830	206,746
Inventory reserve	9,270	9,250
Total	$355,737	$367,612

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

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Balance in inventory at beginning of period	$64,229	$63,836
Add: Incurred costs	79,214	68,756
Less: Amounts included in costs and expenses	(74,367)	(67,145)
Balance in inventory at end of period	$69,076	$65,447

Total expenditures for IRAD amounted to approximately $11.5 million and $11.0 million for the three-month periods ended June 30, 2007 and 2006, respectively.

During the three-month period ended June 30, 2007, the Company recorded a $36.8 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The charge reflects the cost of procuring new material following recent design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable inventory from the TWS II program (transferred inventory) to inventory which is valued at the lower of cost or market as of June 30, 2007. The Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated and any inability to obtain the requisite licenses, or comply with applicable government export regulations may affect the Company’s ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and, or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

6.                 Goodwill and Intangible Assets

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2007 to June 30, 2007.

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2007	$654,446	$176,376	$1,040,605	$745,215	$2,616,642
Codem acquisition earn-out	2,638	—	—	—	2,638
WalkAbout acquisition earn-out	35	—	—	—	35
Foreign currency translation adjustment	2,041	—	589	—	2,630
Balance as of June 30, 2007	$659,160	$176,376	$1,041,194	$745,215	$2,621,945

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of June 30, 2007 and March 31, 2007. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of June 30, 2007
Technology-based intangibles	18 years	$47,859	$(17,745)	$30,114
Customer and program/contract- related intangibles	11 years	214,506	(54,911)	159,595
Total		$262,365	$(72,656)	$189,709
As of March 31, 2007
Technology-based intangibles	18 years	$47,859	$(17,016)	$30,843
Customer and program/contract- related intangibles	11 years	214,439	(48,298)	166,141
Total		$262,298	$(65,314)	$196,984

The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2007 and 2006 was $7.3 million and $7.7 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2008, $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011 and $14.0 million for fiscal year 2012.

The Company’s goodwill and intangible assets are more fully described in Note 3 to the Company’s consolidated financial statements for the year ended March 31, 2007.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

7.                 Product Warranties

Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company’s accrual for product warranties for the three months ended June 30, 2007 and 2006, which are included in accrued expenses and other current liabilities.

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Balance at beginning of period	$31,180	$29,869
Acquisitions during the period	—	932
Accruals for product warranties issued during the period	6,732	4,727
Settlements made during the period	(4,586)	(3,494)
Other	187	121
Balance at end of the period	$33,513	$32,155

8.                 Debt

	June 30, 2007	March 31, 2007
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	221,563	272,250
Canadian Term Loan	8,652	8,479
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2% Convertible Senior Notes due 2026	345,000	345,000
Unamortized Bond Premium on 6 7/8% Senior Subordinated Notes	7,170	7,453
Other obligations	5,070	5,025
	1,737,455	1,788,207
Less:
Current installments of long-term debt	5,353	5,161
Total long-term debt	$1,732,102	$1,783,046

The weighted average interest rate on the Company’s term loan borrowings under its Credit Facility was 6.9% as of June 30, 2007 (6.9% as of March 31, 2007). At June 30, 2007 and March 31, 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility.

From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

certain contracts to provide products and services and to secure advance payments it has received from its customers. As of June 30, 2007, $49.0 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, as of June 30, 2007, were issued under a previous credit agreement and by a bank agreement for the Company’s U.K. subsidiary, respectively, and are not considered when determining the availability under the Company’s revolving line of credit. At June 30, 2007, the Company had $352.2 million of availability under its revolving line of credit.

In April 2007, the Company prepaid, at its discretion, $50.0 million of the outstanding term loan with proceeds from the Company’s revolving line of credit and recognized a $0.1 million charge to interest and related expenses in the first quarter of fiscal 2008.

On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.0% as of June 30, 2007 (6.0% as of March 31, 2007).

Accrued interest expense at June 30, 2007 and March 31, 2007 was $28.3 million and $25.6 million, respectively.

Certain of the Company’s debt arrangements contain customary representations, warranties and default provisions as well as restrictions, that among other things, limit the amount of debt that the Company may have outstanding. As of June 30, 2007, the Company was in compliance with all covenants.

In January 2006, in connection with the offering of the Company’s 2% Convertible Notes due 2026 (Convertible Notes), the Company entered into a registration rights agreement relating to the Company's Common Stock issuable upon conversion of the Convertible Notes.  Pursuant to the registration rights agreement, if the Company does not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, the Company could be subject to additional interest.  The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at June 30, 2007.  In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of June 30, 2007 to be approximately $3.5 million per year.

The Company’s indebtedness is more fully described in Note 8 to the Company’s Consolidated Financial Statements for the year ended March 31, 2007.

9.                 Earnings per Share

Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, convertible debt (if dilutive), non-vested stock and non-vested stock units using the treasury stock method. The following table presents the components of basic and diluted earnings per share:

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$1,650	$21,258
Weighted average common shares outstanding	40,381	39,663
Basic earnings per share	$0.04	$0.54
Diluted EPS computation
Net earnings	$1,650	$21,258
Diluted common shares outstanding
Weighted average common shares outstanding	40,381	39,663
Stock options and non-vested awards	872	1,034
Diluted common shares outstanding	41,253	40,697
Diluted earnings per share	$0.04	$0.52

At June 30, 2007 and 2006, there were 246,969 and 22,500 options to acquire DRS common stock outstanding, respectively, with weighted average exercise prices of $54.23 and $53.56 per option, respectively, that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years.

For the three months ended June 30, 2007 and 2006, DRS’s 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during such periods was below $59.70 per share, and the Convertible Notes, if converted, would require only cash at settlement.

10.          Comprehensive Earnings

The components of comprehensive earnings for the three-month periods ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net earnings	$1,650	$21,258
Other comprehensive earnings:
Foreign currency translation adjustments	3,535	2,442
Minimum pension liability, net of income taxes	(165)	(598)
Comprehensive earnings	$5,020	$23,102

11.          Pensions and Other Employee Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Company adopted the recognition provisions of SFAS 158 in its Consolidated Financial Statements at March 31, 2007. See Note 12 to the Company’s audited Consolidated Financial

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Statements for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-K for a discussion of the recognition provisions of SFAS 158. In addition, SFAS 158 requires companies to measure pension and postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet. The Company will be required to change the measurement date from December 31 to March 31 for its pension and postretirement plans in the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of the change in the measurement date on the Company’s results of operations.

On June 29, 2007, the Company approved and adopted an amendment to one of its defined benefit pension plans to cease the accrual of future benefits effective September 30, 2007. All retirement benefits earned by employees enrolled in the plan as of September 30, 2007 will be fully preserved. Such employees’ ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the defined benefit pension plan will be accounted for as a plan curtailment. As a result of this curtailment, the Company expects to record a gain of $11.7 million during the second quarter of fiscal 2008.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the three-month periods ended June 30, 2007 and 2006. These plans are more fully described in Note 12 to the Company’s Consolidated Financial Statements for the year ended March 31, 2007.

					Unfunded
	Funded		Postretirement		Supplemental
	Pension Plans		Benefit Plans		Retirement Plans
	Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in thousands)
Service cost	$1,728	$1,834	$120	$146	$146	$143
Interest cost	3,653	3,243	332	320	361	318
Expected return on plan assets	(4,065)	(3,490)	(62)	(56)	—	—
Amortization of unrecognized loss (gain)	102	117	(35)	(8)	41	47
Amortization of transition obligation	—	—	28	28	—	—
Amortization of unrecognized prior-service cost	3	39	(6)	(6)	194	194
Net periodic benefit cost	$1,421	$1,743	$377	$424	$742	$702

The Company expects to contribute $15.9 million and $1.6 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2008, of which $3.9 million and $0.4 million, respectively, were contributed during the three-month period ended June 30, 2007.

12.          Operating Segments

As discussed in Note 1, on October 2, 2006, the Company implemented a new organizational operating structure which realigned its three operating groups into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. Prior-year balances and results of operations for the C4I Group, SR Group and S3 Group have been reclassified to reflect this management reporting change.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Three Months Ended June 30, 2007
Total revenues	$303,221	$154,791	$115,436	$176,856	$—	$750,304
Intersegment revenues	(4,829)	(1,207)	(7,458)	(1,180)	—	(14,674)
External revenues	$298,392	$153,584	$107,978	$175,676	$—	$735,630
Operating income (loss)	$31,905	$(21,126)	$10,223	$10,492	$(160)	$31,334
Total assets	$1,237,376	$414,148	$1,304,884	$990,527	$172,236	$4,119,171
Depreciation and amortization	$5,932	$3,368	$4,407	$3,459	$1,347	$18,513
Capital expenditures	$7,887	$1,589	$1,371	$696	$2,350	$13,893
Three Months Ended June 30, 2006
Total revenues	$271,719	$117,834	$104,233	$157,622	$—	$651,408
Intersegment revenues	(1,403)	(1,200)	(17,685)	(855)	—	(21,143)
External revenues	$270,316	$116,634	$86,548	$156,767	$—	$630,265
Operating income (loss)	$27,705	$12,981	$11,403	$13,320	$(424)	$64,985
Total assets	$1,184,475	$429,440	$1,266,100	$975,408	$222,419	$4,077,842
Depreciation and amortization	$6,346	$3,693	$4,156	$3,630	$1,300	$19,125
Capital expenditures	$5,938	$2,687	$1,194	$1,152	$2,109	$13,080

13.   Supplemental Cash Flow Information

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Cash paid for:
Interest paid	$24,298	$26,373
Income taxes paid	$14,432	$3,859
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition earn-out—Codem	$2,638	$838
Acquisition earn-out—WalkAbout	$35	$—
Acquisition costs for business combinations	$—	$500
Contribution of fixed assets to joint venture	$429	$—
Fixed assets vouchered but not paid	$198	$—

14.   Cash Dividends on DRS Common Stock

On May 10, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on June 29, 2007 to stockholders of record as of June 15, 2007. Cash dividends paid for the three-month period ended June 30, 2007 were  $1.2 million. On August 9, 2007,  the Board of Directors declared a $0.03 per common share cash dividend, payable on September 28, 2007 to stockholders of record as of September 14, 2007.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

15.   Contingencies

Various legal actions, claims, assessments and other contingencies including certain matters described below, are pending against the Company and certain of the Company’s subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company had recorded accruals totaling $3.0 million at both June 30, 2007 and March 31, 2007 for losses related to those matters that the Company considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on the Company’s ongoing analysis of various factual, legal and equitable considerations, the Company also has recorded as of June 30, 2007 an accrual of $12.6 million ($11.8 million of which was originally charged against goodwill) to reflect the probable income tax impact of information uncovered in the Company’s ongoing internal investigation of historical ESSI stock option practices. Although, at June 30, 2007, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company’s results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to the Company’s acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (the CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In the Company’s view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005 the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

technical consultant submitted to the NPS, on behalf of the Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the alternative EE/CA) with regard to Operable Units 1 and 2 of the Orphan Mine site.

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

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop work order relating to ESSI’s Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.

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

In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney’s office each had expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by the Company. As a part of its investigation,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

the SEC issued subpoenas to certain former officers and employees of ESSI to provide testimony and produce certain documents.

In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI’s former Chief Financial Officer and former controller, in which each was alleged to have participated in a backdating scheme. Also in February 2007, the SEC reported ESSI’s former controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI’s former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI’s Board of Directors and Compensation Committee) each participated in a backdating scheme.

In March 2007, ESSI’s former controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

In March 2007, ESSI’s former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS.  In July 2007, ESSI’s former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI’s Board of Directors and Compensation Committee) were each indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002.

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

ESSI’s federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006 remain the subject of an Internal Revenue Service audit. In connection with this audit, ESSI expects that it will be required to amend previously filed Federal and state tax returns to reflect the disallowance of certain compensation deductions taken during the periods under review. The Company has recorded an accrual against goodwill to reflect the anticipated disallowance.

On August 7, 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI’s former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI’s Board of Directors and Compensation Committee), ESSI’s former Chief Financial Officer and ESSI’s former Controller relating to the alleged backdating of stock options prior to ESSI’s acquisition by DRS. The complaint also contains claims against each of the current members of DRS’s Board of Directors relating to the alleged backdating of ESSI stock options and

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

the ESSI acquisition. The Company believes the claims made against the current DRS directors are without merit.

In July 2006, DRS Technologies, Inc. and one of its subsidiaries, DRS Training & Control Systems, Inc. each were issued a subpoena by the United States District Court for the Northern District of Florida. The subpoenas were issued in connection with an investigation conducted by the Antitrust Division of the U.S. Department of Justice involving allegations of possible anticompetitive activity in certain international markets.  On June 21, 2007, the Company received written notification from the Antitrust Division of the Department of Justice that they had closed this investigation.

16.   Related Party Transactions

The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS’s co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS’s co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS’s current Chairman of the Board, President and Chief Executive Officer. Following Leonard Newman’s death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman’s interest in LDR Realty Co. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007. The new lease commenced May 1, 2007 with the new monthly rental commencing on June 1, 2007 of $21.8 thousand for the first year with annual increases of approximately 3% every June 1. The lease expires August 31, 2010.

Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company’s Board is of counsel, provided legal services to the Company during the three months ended June 30, 2007 and 2006. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the three months ended June 30, 2007 and 2006 were $0.9 million and $2.4 million, respectively.

In the fourth quarter of 2007, the stepson of Mark S. Newman, the Company’s Chairman of the Board, President and Chief Executive Officer, commenced employment with Nemco Brokerage, Inc., a firm that has a longstanding relationship of providing insurance brokerage services to the Company and which receives commissions from third-party insurers based on policies it places on the Company’s behalf.

17.   Guarantor and Non-Guarantor Financial Statements

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

The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of June 30, 2007 and March 31, 2007, the Condensed Consolidating Statements of Earnings for the three-month periods ended June 30, 2007 and 2006, and the Condensed Consolidating Statements of Cash Flows for the three-month periods ended June 30, 2007 and 2006 presents:

a)               DRS Technologies, Inc. (the Parent),

b)              the Guarantor Subsidiaries,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

c)               the Non-Guarantor Subsidiaries, and

d)              DRS Technologies, Inc. on a consolidated basis

The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries.

The Guarantor and Non-Guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial information for each of the Guarantor and Non-Guarantor Subsidiaries is not presented because management believes such financial statements would not be meaningful to investors.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$31,996	$—	$15,117	$(13,000)	$34,113
Accounts receivable, net	4	474,319	41,459	—	515,782
Inventories, net	—	316,471	39,272	(6)	355,737
Prepaid expenses, deferred income taxes and other current assets	7,530	295,033	20,230	(199,026)	123,767
Intercompany receivables	2,077,221	—	—	(2,077,221)	—
Total current assets	2,116,751	1,085,823	116,078	(2,289,253)	1,029,399
Property, plant and equipment, net	16,883	206,324	10,712	—	233,919
Acquired intangibles, net	—	188,994	715	—	189,709
Goodwill	24,115	2,551,931	45,899	—	2,621,945
Deferred income taxes and other noncurrent assets	197,153	2,752	7,113	(162,819)	44,199
Investment in subsidiaries	1,143,419	36,872	34	(1,180,325)	—
Total assets	$3,498,321	$4,072,696	$180,551	$(3,632,397)	$4,119,171
Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$193	$2,410	$—	$5,353
Accounts payable	3,768	216,436	17,825	—	238,029
Accrued expenses and other current liabilities	231,257	395,193	39,437	(197,051)	468,836
Intercompany payables	—	817,069	3,380	(820,449)	—
Total current liabilities	237,775	1,428,891	63,052	(1,017,500)	712,218
Long-term debt, excluding current installments	1,720,982	3,187	7,933	—	1,732,102
Other liabilities	25,826	279,389	20,708	(164,810)	161,113
Total liabilities	1,984,583	1,711,467	91,693	(1,182,310)	2,605,433
Total stockholders' equity	1,513,738	2,361,229	88,858	(2,450,087)	1,513,738
Total liabilities and stockholders' equity	$3,498,321	$4,072,696	$180,551	$(3,632,397)	$4,119,171

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$92,795	$—	$14,598	$(11,560)	$95,833
Accounts receivable, net	4	504,188	31,050	—	535,242
Inventories, net	—	321,877	45,735	—	367,612
Prepaid expenses, deferred income taxes and other current assets	8,547	298,737	21,120	(201,429)	126,975
Intercompany receivables	2,051,028	—	24,115	(2,075,143)	—
Total current assets	2,152,374	1,124,802	136,618	(2,288,132)	1,125,662
Property, plant and equipment, net	15,389	206,332	9,485	—	231,206
Acquired intangibles, net	—	196,488	496	—	196,984
Goodwill	24,115	2,549,258	43,269	—	2,616,642
Deferred income taxes and other noncurrent assets	196,737	2,292	7,227	(162,040)	44,216
Investment in subsidiaries	1,143,419	36,905	—	(1,180,324)	—
Total assets	$3,532,034	$4,116,077	$197,095	$(3,630,496)	$4,214,710
Liabilities and Stockholders’ Equity
Current liabilities
Current installments of long-term debt	$2,750	$188	$2,223	$—	$5,161
Accounts payable	11,022	253,796	32,609	—	297,427
Accrued expenses and other current liabilities	226,667	401,351	39,370	(199,444)	467,944
Intercompany payables	—	817,303	13,347	(830,650)	—
Total current liabilities	240,439	1,472,638	87,549	(1,030,094)	770,532
Long-term debt, excluding current installments	1,771,953	3,242	7,851	—	1,783,046
Other liabilities	17,192	285,793	19,723	(164,026)	158,682
Total liabilities	2,029,584	1,761,673	115,123	(1,194,120)	2,712,260
Total stockholders’ equity	1,502,450	2,354,404	81,972	(2,436,376)	1,502,450
Total liabilities and stockholders’ equity	$3,532,034	$4,116,077	$197,095	$(3,630,496)	$4,214,710

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$674,503	$64,238	$(3,111)	$735,630
Cost and expenses	142	648,767	58,494	(3,107)	704,296
Operating income	(142)	25,736	5,744	(4)	31,334
Interest income	501	(8)	66	—	559
Interest and related expense	28,483	85	142	—	28,710
Other income (expense), net	577	61	(708)	—	(70)
Management fees	781	(744)	(37)	—	—
Royalties	412	—	(412)	—	—
Intercompany interest	23,376	(23,363)	(13)	—	—
Earnings (losses) before non-controlling interest and income taxes	(2,978)	1,597	4,498	(4)	3,113
Non-controlling interest	—	(14)	507	—	493
Earnings (losses) before income taxes	(2,978)	1,611	3,991	(4)	2,620
Income taxes	(1,102)	597	1,479	(4)	970
Earnings (losses) from subsidiary entities	3,526	—	—	(3,526)	—
Net earnings	$1,650	$1,014	$2,512	$(3,526)	$1,650

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$574,506	$60,789	$(5,030)	$630,265
Cost and expenses	386	513,369	56,567	(5,042)	565,280
Operating income	(386)	61,137	4,222	12	64,985
Interest income	125	17	34	—	176
Interest and related expense	29,678	65	159	—	29,902
Other income (expense), net	33	62	(110)	(3)	(18)
Management fees	720	(684)	(36)	—	—
Royalties	517	—	(517)	—	—
Intercompany interest	24,949	(24,867)	(82)	—	—
Earnings (losses) before non-controlling interest and income taxes	(3,720)	35,600	3,352	9	35,241
Non-controlling interest	—	—	473	—	473
Earnings (losses) before income taxes	(3,720)	35,600	2,879	9	34,768
Income taxes	(1,452)	13,834	1,119	9	13,510
Earnings (losses) from subsidiary entities	23,526	—	—	(23,526)	—
Net earnings	$21,258	$21,766	$1,760	$(23,526)	$21,258

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,363)	$15,041	$(7,151)	$—	$527
Cash flows from investing activities
Capital expenditures	(2,841)	(9,483)	(1,569)	—	(13,893)
Other, net	—	4	—	—	4
Net cash used in investing activities	(2,841)	(9,479)	(1,569)	—	(13,889)
Cash flows from financing activities
Borrowings on revolving line of credit	90,000	—	—	—	90,000
Repayments on revolving line of credit	(90,000)	—	—	—	(90,000)
Repayments of long-term debt	(50,688)	(49)	(580)	—	(51,317)
Excess tax benefit realized from share-based payment arrangements	1,413	—	—	—	1,413
Proceeds from stock option exercises	2,664	—	—	—	2,664
Dividends paid	(1,213)	—	—	—	(1,213)
Other	—	—	3	—	3
Net (repayments to) borrowings from parent company	(2,771)	(5,513)	9,724	(1,440)	—
Net cash provided by (used in) financing activities	(50,595)	(5,562)	9,147	(1,440)	(48,450)
Effect of exchange rates on cash and cash equivalents	—	—	92	—	92
Net (decrease) increase in cash and cash equivalents	(60,799)	—	519	(1,440)	(61,720)
Cash and cash equivalents, beginning of period	92,795	—	14,598	(11,560)	95,833
Cash and cash equivalents, end of period	$31,996	$—	$15,117	$(13,000)	$34,113

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,988	$(34,671)	$2,741	$—	$(25,942)
Cash flows from investing activities
Capital expenditures	(2,109)	(10,341)	(630)	—	(13,080)
Payments pursuant to business combinations, net of cash acquired	(7,688)	—	—	—	(7,688)
Other, net	60	24	—	—	84
Net cash used in investing activities	(9,737)	(10,317)	(630)	—	(20,684)
Cash flows from financing activities
Net borrowing of short-term debt	—	918	—	—	918
Borrowings of long-term debt	89,000	—	467	—	89,467
Repayments of long-term debt	(688)	(58)	(37)		(783)
Excess tax benefit realized from share-based payment arrangements	84	—	—	—	84
Proceeds from exercise of stock options	873	—	—	—	873
Dividends paid	(1,191)	—	—	—	(1,191)
Net (repayments to) borrowings from parent company	(55,930)	57,242	(1,312)	—	—
Net cash provided by (used in) financing activities	32,148	58,102	(882)	—	89,368
Effects of exchange rates on cash and cash equivalents	—	—	(253)	—	(253)
Net increase in cash and cash equivalents	28,399	13,114	976	—	42,489
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908	—	1,293
Cash and cash equivalents, end of period	$44,304	$(6,406)	$5,884	$—	$43,782

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

18.          Recently Issued Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective beginning April 1, 2008 for DRS and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position on Emerging Issues Task Force (EITF) No. 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be recognized separately and measured in accordance with SFAS No. 5, “Accounting for Contingencies,” which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of earnings in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective for the Company beginning in fiscal 2008 and interim periods within that year. The adoption of EITF 00-19-2 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for DRS beginning April 1, 2008. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by summaries of defense industry, strategy and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under “Results of Operations.” We then provide an analysis of cash flows and discuss our financial commitments under “Liquidity and Capital Resources” and “Contractual Obligations,” respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2007 Annual Report on Form 10-K.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company’s expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, “Risk Factors,” included in our March 31, 2007 Annual Report on Form 10-K. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

DRS is a supplier of defense electronic products, systems and military support services. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, certain international military forces and industrial markets.

On October 2, 2006, we implemented a new organizational operating structure that realigned our three operating segments into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. All prior-year amounts presented by segment have been reclassified to reflect the new operating segment structure.

The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, and electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; and Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test and diagnostics and vehicle electronics.

The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, and image intensification (I2) night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services.

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

Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program, significant follow-on business and an attractive customer profile. We also intend to expand our technical services and support offerings to the DoD, thus diversifying our business beyond the historical investment accounts and into Operations and Maintenance (O&M) funded activities.

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

We assume greater financial risk on fixed-price contracts than on cost-type contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. In particular, because of their inherent uncertainties and consequent cost overruns, development and development with follow-on production-type contracts historically have been less profitable than pure production contracts. Although we believe that adequate provision for our costs of performance is reflected in our consolidated financial statements, we can give no assurance that losses on fixed-price and cost-type contracts will not occur in the future. We also cannot assure you that current cost-type contracts will not be changed to fixed-price contracts.

Our sales to international customers involve additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions, and widely differing legal systems, licensing requirements, customs and practices in foreign countries. We expect that international sales, as a percentage of our overall sales, may increase in future years as a result of, among other factors, our growth strategy and continuing changes in the defense industry.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2007 Annual Report on Form 10-K. Except as described below, there were no significant changes in the Company’s critical accounting policies during the three months ended June 30, 2007. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.

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

	Three Months Ended June 30,		Percent
	2007	2006	Change
	(in thousands, except percentages)
Key performance metrics
Revenues	$735,630	$630,265	16.7%
Operating income	$31,334	$64,985	(51.8)%
Bookings	$939,528	$782,126	20.1%
Other significant financial metrics
Interest and related expenses	$28,710	$29,902	(4.0)%
Income taxes	$970	$13,510	(92.8)%
Significant liquidity metrics(A)
Free cash flow	$(13,366)	$(39,022)	65.7%
EBITDA	$49,284	$83,619	(41.1)%

(A)       See “Liquidity and Capital Resources” and “Use of Non-GAAP Financial Measures” for additional discussion and information.

Three-Month Period Ended June 30, 2007, Compared with the Three-Month Period Ended June 30, 2006

Revenues and operating income   Consolidated revenues and operating income for the three-month period ended June 30, 2007 increased $105.4 million and decreased $33.7 million, respectively, to $735.6 million and $31.3 million, respectively, as compared with the corresponding period in the prior year. The primary drivers of higher revenues over the prior year were increased demand for equipment and services under the Rapid Response (R2) program and greater shipments of ground-based target acquisition and missile control subsystems, certain rugged computer systems, vision enhancement equipment for ground-based vehicles, and replacement environmental control systems for missile launch and alert facilities. Partially offsetting the overall increase in revenues was lower demand for add-on commercial vehicle armor kits, continued delays in shipments on the Thermal Weapons Sights II (TWS II) program, which we expect to resume in the second quarter of fiscal 2008, and lower shipments of rugged computer systems sold into international markets.

The decline in operating income in the first quarter of fiscal 2008, as compared with the corresponding prior year period, was largely due to a charge of $36.8 million on the TWS II program. The operating charge primarily reflects the cost of procuring new material following recent design modifications, coupled with the write-off of existing inventory that can no longer be utilized on the program. We also realized lower operating margins at our Sustainment Systems and Technical Services Segments. See Operating Segments discussion below for additional information.

Bookings   We generally define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended June 30, 2007 increased $157.4 million, versus the same period in the prior year, to $939.5 million. The primary drivers of the increase were strong bookings for ground-based target acquisition and missile control subsystems from our RSTA segment and vision enhancement equipment for ground-based vehicles from our C4I and RSTA Segments.

Interest and related expenses   Interest and related expenses decreased $1.2 million for the three-month period ended June 30, 2007, as compared with the same period in the prior year to $28.7 million. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the three-month period ended June 30, 2007, as compared with the corresponding period in the prior year. We had no borrowings outstanding under our revolving credit facility at June 30, 2007 and had approximately $129.0 million outstanding at June 30, 2006. With the adoption of FIN 48 on April 1, 2007, we began recording the interest associated with our income tax contingencies as a component of interest expense. For the three months ended June 30, 2007 we recorded $0.5 million of interest expense associated with tax contigencies.

Income taxes   The provision for income taxes for the three months ended June 30, 2007 reflected an effective income tax rate of approximately 37%, as compared with 38.9% in the same period last year. Our effective tax rate declined primarily due to the scheduled increase in the Domestic Manufacturing Deduction, reinstatement of the Research & Development Credit and, effective April 1, 2007, our election to report interest expense associated with the income tax contingencies as interest expense rather than a component of the income tax provision, partially offset by a reduction in the Extraterritorial Income Exclusion. We anticipate that our effective income tax rate for the year ended March 31, 2008 will approximate 37%.

Operating Segments

The following tables set forth by operating segment revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the prior fiscal year:

	Three Months Ended June 30,		Three Months Ended Percent Changes
	2007	2006	2007 vs. 2006
	(in thousands, except for percentages)
C4I Segment
Revenues	$298,392	$270,316	10.4%
Operating income	$31,905	$27,705	15.2%
Operating margin	10.7%	10.2%	4.3%
RSTA Segment
Revenues	$153,584	$116,634	31.7%
Operating (loss) income	$(21,126)	$12,981	(262.7)%
Operating margin	(13.8)%	11.1%	(224.3)%
Sustainment Systems Segment
Revenues	$107,978	$86,548	24.8%
Operating income	$10,223	$11,403	(10.3)%
Operating margin	9.5%	13.2%	(28.0)%
Technical Services Segment
Revenues	$175,676	$156,767	12.1%
Operating income	$10,492	$13,320	(21.2)%
Operating margin	6.0%	8.5%	(29.4)%
Other
Operating loss	$(160)	$(424)	62.3%

Three-Month Period Ended June 30, 2007, Compared with the Three-Month Period Ended June 30, 2006

C4I Segment   Revenues increased $28.1 million, or 10.4%, to $298.4 million for the three-month period ended June 30, 2007, as compared with the corresponding prior-year period. Operating income increased $4.2 million, or 15.2%, to $31.9 million. The increase in revenue was principally attributable to increased shipments of certain rugged computer systems and switchgear panels, increased engineering for a permanent magnet motor program and increased shipments of certain embedded diagnostics systems. Partially offsetting the overall higher revenue were lower shipments of rugged computer systems sold in the international market, less engineering and development for certain power conversion equipment, and lower shipments of chassis modernization kits and surface search radars.

The increase in operating income for the three-months ended June 30, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenues and improved margins at C4I’s Intelligence Technologies and Tactical Systems strategic business units, offset in part by increased lower-margin development work for certain display consoles and remote displays.

RSTA Segment   Revenues increased $37.0 million, or 31.7%, to $153.6 million for the three-month period ended June 30, 2007, as compared with the corresponding prior-year period. Operating income decreased $34.1 million, or 262.7%, to a loss of $21.1 million. The increase in revenues was primarily attributable to higher shipments of ground-based target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, and thermal imaging systems and subsystems for a long-range surveillance system. Partially offsetting the overall increase in revenues were lower revenue for the TWS II program due to delayed shipments, which are expected to resume in the second quarter of fiscal 2008, and lower volume from airborne electro-optical sighting systems.

The decrease in operating income and operating margin for the three-month period ended June 30, 2007, as compared with the corresponding period in the prior year, was largely due to a charge of $36.8 million on the TWS II program. Partially offsetting the lower operating income were higher overall revenues.

The TWS II charge reflects the cost of procuring new material following recent design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, we also transferred $30.0 million of saleable inventory from the TWS II program (transferred inventory) to inventory which is valued at the lower of cost or market as of June 30, 2007.  We believe that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated, and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect our ability to export the transferred inventory. If we are precluded from the sale of the transferred inventory to certain international customers and, or are unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period.

Sustainment Systems Segment   Revenues increased $21.4 million, or 24.8%, to $108.0 million for the three-month period ended June 30, 2007, as compared with the corresponding prior-year period. Operating income decreased $1.2 million, or 10.3%, to $10.2 million. The primary drivers of the increase in revenues during the period were demand for replacement environmental control systems for missile launch and alert facilities, increased shipments of medium tactical quiet generators sets and manportable target and acquisition radars, and strong demand for a heavy equipment transport refurbishment program for the U.S. Army.

The decreased operating income  and operating margin was largely due to cost growth on certain defense electronics and environmental programs, partially offset by higher overall revenues.

Technical Services Segment   Revenues increased $18.9 million, or 12.1%, to $175.7 million for the three-month period ended June 30, 2007, as compared with the corresponding prior-year period. Operating income decreased $2.8 million, or 21.2%, to $10.5 million. The primary revenue drivers in the segment were demand for equipment and services provided under the Rapid Response (R2) program and higher demand for the defense communication transmission system program, offset in part by lower volume from add-on commercial vehicle armor kits.

The decrease in operating income and operating margin was largely due to higher revenue on a lower margin defense communication transmission system program and to cost growth on certain engineering and logistics programs partially, offset by higher overall revenues.

Other   The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$527	$(25,942)
Net cash used in investing activities	$(13,889)	$(20,684)
Net cash used in provided by financing activities	$(48,450)	$89,368

Operating activities   During the three months ended June 30, 2007, we generated $0.5 million of operating cash flow, $26.5 million more than the $25.9 million of operating cash flow used in the same period in the prior year. Net earnings decreased $19.6 million to $1.7 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $33.8 million over the corresponding period in the prior fiscal period, driven primarily by a $36.8 million non-cash write-off of inventory related to the TWS II program.

Changes in assets and liabilities, net of effects from business combinations, used $59.5 million in cash for the three months ended June 30, 2007. Accounts payable used $59.2 million of cash during the period. Accounts receivable provided $20.4 million of cash, as net collections exceeded billings. Inventories used $23.5 million of cash, excluding a $36.8 million non-cash write-off related to the TWS II program.  TWS II was the primary reason for the increase in inventory, as we continued to procure new material following recent design modifications.  The increase in TWS II inventory and certain other programs was offset, in part, by increased shipments of combat display workstations and certain rugged computer systems. Accrued expenses and other current liabilities used $14.8 million of cash, mainly due to the payment of income taxes and the liquidation of certain contract-related reserves. Customer advances increased and net prepaid expenses and other current assets decreased $14.9 million and $4.2 million, respectively. The decrease in net prepaid expenses and other current assets resulted primarily from the liquidation of certain vendor advances.

In the second quarter of fiscal 2008, we expect to record a non-cash curtailment gain of approximately $11.7 million, as a result of an amendment to one of our defined benefit plans. The amendment discontinued the accrual of future benefits for current employees and is effective September 30, 2007.

Investing activities   We paid $13.9 million for capital improvements during the three months ended June 30, 2007, as compared with $13.1 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $70.0 million to $90.0 million in fiscal 2008, as we continue to upgrade our facilities.

Financing activities   For the three months ended June 30, 2007, financing activities used $48.5 million in cash. We prepaid $50 million of our term loan and made $1.3 million in scheduled repayments under various long-term debt arrangements during the first three months of fiscal 2008. We also received $2.7 million from the exercise of stock options and $1.4 million from related excess tax benefits and paid $1.2 million in cash dividends.

Simultaneously with the closing of our acquisition of Engineered Support Systems, Inc. (ESSI), on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS’s domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors’ and certain of DRS’s other subsidiaries’ assets and by a pledge of a portion of certain of our non-guarantor subsidiaries’ capital stock.

From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of June 30, 2007, $49.0 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At June 30, 2007, we had $352.2 million of availability under our revolving line of credit.

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

In January 2006, in connection with the offering of our 2% Convertible Notes due 2026 (Convertible Notes), we entered into a registration rights agreement relating to our Common Stock issuable upon conversion of the Convertible Notes. Pursuant to the registration rights agreement, if we do not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, we could be subject to additional interest. We believe the likelihood of occurrence of such event is remote and, as such, we have not recorded a liability at June 30, 2007. In the event that it becomes probable that we would have to pay additional interest under the registration rights agreement, we estimate the maximum potential amount as of June 30, 2007 to be approximately $3.5 million per year.

The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes, the Convertible Notes and trade payables, and is pari passu with the 6 7/8% senior subordinated notes. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries.

Certain of our debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the we may have outstanding. As of June 30, 2007, we were in compliance with all such financial covenants.

Accrued interest expense at June 30, 2007 and March 31, 2007 was approximately $28.3 million and $25.6 million, respectively.

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

Equity   On May 10, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on June 29, 2007 to stockholders of record as of June 15, 2007. Cash dividends paid for the three-month period ended June 30, 2007 were $1.2 million. On August 9, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 28, 2007 to stockholders of record as of September 14, 2007.

Free cash flow   Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended June 30, 2007 was a deficit of $13.4 million, or $25.6 million more than the deficit of $39.0 million in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

EBITDA   Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended June 30, 2007 was $49.3 million, or $34.3 million less than the $83.6 million in the corresponding period in the prior year. See “Use of Non-GAAP Financial Measures” below for additional discussion and information.

Off-Balance Sheet Financing Arrangements   We have $345 million of 2% senior convertible notes with a conversion price of $59.70 per share. Upon conversion, we would satisfy our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the note in excess of $59.70 per share, as defined in the convertible debt agreement. We believe the number of shares to be issued upon conversion does not pose a reasonable likelihood of potential significant dilution over the next twelve months. For further information on our Convertible Notes, see Note 8 to our Consolidated Financial Statements.

In addition, there are 2.5 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $34.76 per share and 0.6 million of non-vested stock awards outstanding at June 30, 2007 that represent additional potential dilution.

We have not entered into any other off-balance sheet financing arrangements.

Contractual Obligations   Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations. Except as discussed below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended March 31, 2007 have not materially changed since we filed that report. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $22.5 million within twelve months of June 30, 2007. We are unable to reasonably determine any amounts for years subsequent to June 30,

2008. See Note 3, Income Taxes in the notes to the unaudited condensed consolidated financial statements contained in this report.

Backlog   Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results Backlog at June 30, 2007 was $3.26 billion, as compared with $3.04 billion at March 31, 2007. We booked $939.5 million in new orders for the three-month period ended June 30, 2007.

Internal Research and Development   In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended June 30, 2007 and 2006 were $11.5 million and $11.0 million, respectively.

Use of Non-GAAP Financial Measures   Certain disclosures in this document include “non-GAAP (Generally Accepted Accounting Principles) financial measures.” A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows. The components of EBITDA and a reconciliation of EBITDA and “free cash flow” with the most directly comparable GAAP measure follows:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Net earnings	$1,650	$21,258
Income taxes	970	13,510
Interest income	(559)	(176)
Interest and related expenses	28,710	29,902
Depreciation and amortization	18,513	19,125
EBITDA(A)	49,284	83,619
Income taxes	(970)	(13,510)
Interest income	559	176
Interest and related expenses	(28,710)	(29,902)
Deferred income taxes	(926)	460
Changes in assets and liabilities, net of effects from business combinations	(59,522)	(71,798)
Other, net	40,812	5,013
Net cash provided by (used in) operating activities	527	(25,942)
Capital expenditures	(13,893)	(13,080)
Free cash flow(B)	$(13,366)	$(39,022)

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

(B)        Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. We disclose free cash flow because we believe that it is useful in evaluating our financial performance and measuring cash flows generated that are available for investing and financing activities. We believe that the most directly comparable GAAP financial measure to free cash flow is net cash (used in) provided by operating activities. Free cash flow represents cash generated after paying for interest on borrowings, income taxes, capital expenditures and changes in working capital, but before repaying outstanding debt, investing cash to acquire businesses and making other strategic investments, and it does not reflect cash flows of discontinued operations. Thus, key assumptions underlying free cash flow are that we will be able to refinance our existing debt when it matures with new debt and that we will be able to finance any new acquisitions we make by raising new debt or equity capital. We also use free cash flow as a performance measure and a component of our management incentive compensation program. Free cash flow, as we define it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define free cash flow in the same manner.

OTHER MATTERS

New Accounting Pronouncements

New accounting pronouncements have been issued by the Financial Accounting Standards Board which are not effective until after June 30, 2007. For further discussion of new accounting standards, see Note 18 to our Consolidated Financial Statements in Item 1.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market Risk

See Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for a discussion of the Company’s exposure to market risks.

Item 4.                        Controls and Procedures

(a) Disclosure Controls and Procedures.   The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

Various legal actions, claims, assessments and other contingencies including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million at both June 30, 2007 and March 31, 2007 for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Based on our ongoing analysis of various factual, legal and equitable considerations, we also have recorded as of June 30, 2007 an accrual of $12.6 million ($11.8 million of which was originally charged against goodwill) to reflect the probable income tax impact of information uncovered in our ongoing internal investigation of historical ESSI stock option practices. Although, at June 30, 2007, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was sold to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym’s alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (the CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In our view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a ‘‘good faith offer’’ to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result, on September 29, 2005 the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the alternative EE/CA) with regard to Operable Units 1 and 2 of the Orphan Mine site.

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

On or about September 23, 2005, the SEC staff advised ESSI’s counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI’s disclosure of a November 2004 stop work order relating to ESSI’s Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.

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

In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney’s office each had expanded its investigation to include possible “backdating” of the timing of option grants at ESSI prior to the time ESSI was acquired by us. As a part of its investigation, the SEC issued subpoenas to certain former officers and employees of ESSI to provide testimony and produce certain documents.

In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI’s former Chief Financial Officer and former controller, in which each was alleged to have participated in a backdating scheme. Also in February 2007, the SEC reported ESSI’s former controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI’s former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI’s Board of Directors and Compensation Committee) each participated in a backdating scheme.

In March 2007, ESSI’s former controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

In March 2007, ESSI’s former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. In July 2007, ESSI’s former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI’s Board of Directors and Compensation Committee) were each indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002.

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

ESSI’s federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006 remain the subject of an Internal Revenue Service audit. In connection with this audit, ESSI expects that it will be required to amend previously filed Federal and state tax returns to reflect the disallowance of certain compensation deductions taken during the periods under review. We have recorded an accrual against goodwill to reflect the anticipated disallowance.

On August 7, 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI’s former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI’s Board of Directors and Compensation Committee), ESSI’s former Chief Financial Officer and ESSI’s former Controller relating to the alleged backdating of stock options prior to ESSI’s acquisition by DRS.  The complaint also contains claims against each of the current members of DRS’s Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition.  We believe the claims made against the current DRS directors are without merit.

In July 2006, DRS Technologies, Inc. and one of our subsidiaries, DRS Training & Control Systems, Inc. each were issued a subpoena by the United States District Court for the Northern District of Florida. The subpoenas were issued in connection with an investigation conducted by the Antitrust Division of the U.S. Department of Justice involving allegations of possible anticompetitive activity in certain international markets. On June 21, 2007, we received written notification from the Antitrust Division of the Department of Justice that they had closed this investigation.

Item 1.A.             Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

DRS TECHNOLOGIES, INC.
Date: August 9, 2007	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider
Executive Vice President, Chief Financial Officer