Form 10-Q
period 2007-09-30
DRS TECHNOLOGIES INC
filed 2007-11-09
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒                Accelerated Filer ☐                Non-accelerated filer ☐

        Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common Stock—$0.01 par value	41,207,282

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per-share data)

(Unaudited)

	September 30, 2007	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$52,271	$95,833
Accounts receivable, net of allowance for doubtful accounts of $2,294 and $1,703 as of September 30, 2007 and March 31, 2007, respectively	513,309	535,242
Inventories, net	380,863	367,612
Prepaid expenses, deferred income taxes and other current assets	125,262	126,975

Total current assets	1,071,705	1,125,662

Property, plant and equipment, less accumulated depreciation of $200,164 and $178,241 at September 30, 2007 and March 31, 2007, respectively	237,769	231,206
Acquired intangible assets, net	182,435	196,984
Goodwill	2,620,402	2,616,642
Deferred income taxes and other noncurrent assets	40,084	44,216

Total assets	$4,152,395	$4,214,710

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,568	$5,161
Accounts payable	255,422	297,427
Accrued expenses and other current liabilities	473,319	467,944

Total current liabilities	734,309	770,532
Long-term debt, excluding current installments	1,705,943	1,783,046
Other liabilities	144,246	158,682

Total liabilities	2,584,498	2,712,260

Commitments and contingencies
Stockholders' equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at September 30, 2007 and March 31, 2007	—	—
Common stock, $.01 par value per share. Authorized 100,000,000 shares; 41,189,301 and 40,673,944 shares issued at September 30, 2007 and March 31, 2007, respectively	412	407
Additional paid-in capital	1,125,530	1,099,991
Retained earnings	431,630	399,793
Accumulated other comprehensive earnings	10,325	2,259

Total stockholders' equity	1,567,897	1,502,450

Total liabilities and stockholders' equity	$4,152,395	$4,214,710

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(in thousands, except per-share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Products	$581,566	$512,597	$1,114,340	$988,488
Services	202,203	198,941	405,059	353,315

Total revenues	783,769	711,538	1,519,399	1,341,803
Costs and expenses	691,640	639,650	1,395,936	1,204,930

Operating income	92,129	71,888	123,463	136,873
Interest income	380	322	939	498
Interest and related expenses	28,106	30,619	56,816	60,521
Other expense, net	217	54	287	72

Earnings before non-controlling interests and income taxes	64,186	41,537	67,299	76,778
Non-controlling interests	586	485	1,079	958

Earnings before income taxes	63,600	41,052	66,220	75,820
Income taxes	20,566	15,821	21,536	29,331

Net earnings	$43,034	$25,231	$44,684	$46,489

Net earnings per share of common stock:
Basic earnings per share:	$1.06	$0.64	$1.10	$1.17
Diluted earnings per share:	$1.04	$0.62	$1.08	$1.14
Dividends per common share	$0.03	$0.03	$0.06	$0.06

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$44,684	$46,489
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	37,360	38,363
Share-based compensation	5,128	5,568
Deferred income taxes	3,785	4,083
Thermal Weapon Sight II charge (Note 5.)	36,844	—
Inventory reserve and provision for doubtful accounts	2,123	451
Amortization and write-off of deferred financing fees	3,174	2,946
Curtailment gain (Note 11.)	(11,719)	—
Other, net	869	(136)
Changes in assets and liabilities, net of effects from business combinations:
Decrease (increase) in accounts receivable	23,387	(71,820)
Increase in inventories	(47,993)	(11,729)
Decrease in prepaid expenses and other current assets	4,322	21,524
Decrease in accounts payable	(40,064)	(2,673)
Decrease in accrued expenses and other current liabilities	(29,303)	(24,333)
Increase in customer advances	32,670	23,587
(Decrease) increase in pension and postretirement benefit liabilities	(7,257)	1,007
Other, net	2,731	(998)

Net cash provided by operating activities	60,741	32,329
Cash Flows from Investing Activities
Capital expenditures	(32,497)	(27,218)
Payments pursuant to business combinations, net of cash acquired	—	(9,255)
Disposition of property, plant and equipment	48	335
Other, net	—	60

Net cash used in investing activities	(32,449)	(36,078)
Cash Flows from Financing Activities
Borrowings on revolving line of credit	215,000	105,000
Repayments of revolving line of credit	(215,000)	(65,000)
Borrowings of long-term debt	—	467
Repayments of long-term debt	(77,715)	(2,173)
Excess tax benefit realized from share-based payment arrangements	2,772	97
Proceeds from stock option exercises	4,815	1,304
Dividends paid	(2,449)	(2,405)
Other	245	245

Net cash (used in) provided by financing activities	(72,332)	37,535
Effect of exchange rates on cash and cash equivalents	478	(217)

Net (decrease) increase in cash and cash equivalents	(43,562)	33,569
Cash and cash equivalents, beginning of period	95,833	1,293

Cash and cash equivalents, end of period	$52,271	$34,862

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1. Description of Business

        DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests (hereinafter, DRS or the Company) is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters. The Company also provides support services, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, and certain foreign militaries, homeland security forces and selected government and intelligence agencies.

        On October 2, 2006, the Company implemented a new organizational operating structure that realigned its operations into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance and Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily the Company's Corporate Headquarters, are grouped in Other. See Note 12 for a description of each segment. All prior-year amounts presented by segment have been reclassified to reflect the new operating structure.

2. Basis of Presentation

        The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and controlling interests of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2007, the results of its operations for the three- and six-month periods ended September 30, 2007 and 2006, and its cash flows for the six-month periods ended September 30, 2007 and 2006. The results of operations and cash flows for the interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2007, which are included in the Company's filing on Form 10-K for the year ended March 31, 2007.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, costs to complete performance on a contract, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, share-based employee compensation costs, recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of DRS Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2007.

        The fiscal year-end consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation.

3. Income Taxes

        The provision for income taxes for the three- and six-month periods ended September 30, 2007, reflected an effective income tax rate of approximately 32.3% and 32.5%, respectively, as compared with 38.5% and 38.7%, respectively, in the same period last year. The Company's effective tax rate declined primarily due to the scheduled increase in the Domestic Manufacturing Deduction, reinstatement of the Research & Development Credit, and the Company's April 1, 2007 election to report interest expense associated with income tax contingencies as interest expense rather than a component of the income tax provision, partially off-set by a reduction in the Extraterritorial Income Exclusion. Additionally during the second quarter the effective tax rate was reduced by the impact of $3.1 million of non-recurring items, primarily related to the reversal of a portion of a valuation allowance that had been established against certain state deferred tax assets.

        In July 2006, the Financial Accounting Standard's Board (FASB) issued FASB Interpretation No. 48 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was previously recognized if it was "probable" of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company adopted the provisions of FIN 48 on April 1, 2007. The impact of adopting FIN 48 on the Company's consolidated financial statements is summarized below.

	Balance at March 31, 2007	FIN 48 Reclassification	Balance at March 31, 2007
	(in thousands)
Accrued interest	$25,608	$5,801	$31,409
Income taxes payable	$51,470	$(8,243)	$43,227
Deferred tax assets	$26,451	$4,932	$31,383
Other liabilities	$158,682	$7,374	$166,056
Retained earnings	$399,793	$—	$399,793

        The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, equity related payroll deductions, the deductibility of certain expenses and intercompany transactions, as well as other matters. At April 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $38.0 million (of which approximately $5.3 million would impact the Company's effective tax rate if recognized) plus accrued interest of $5.8 million. As of September 30, 2007, the corresponding balance for unrecognized tax benefits was approximately $21.2 million (of which approximately $5.6 million would impact the Company's effective tax rate if recognized) for the items described above plus approximately $6.1 million of accrued interest. As a result of settlements agreed to with taxing authorities during the second quarter, our unrecognized tax benefit was reduced by approximately $16.0 million, primarily related to the Engineered Support Systems, Inc. (ESSI) tax settlement (See Note 15) of which $11.7 million was paid to or applied to refunds due from taxing authorities and $4.1 million was reversed through goodwill with the remaining amount reducing income tax expense in the consolidated statement of earnings.

        The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of April 1, 2007, a summary of the tax years that remain subject to examination in the Company's major tax jurisdictions are:

United States—Federal	March 31, 2002 and forward
United States—States	March 31, 2002 and forward
Germany	December 31, 2002 and forward
United Kingdom	December 31, 2003 and forward
Canada	December 31, 2001 and forward
Canada—Provinces	December 31, 2001 and forward

        Based upon the expiration of statutes of limitations and/or the anticipated conclusion of tax examinations in several jurisdictions, the Company believes it reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $6.8 million within 12 months of September 30, 2007.

        The Company's policy is to classify penalties related to unrecognized tax benefits as income tax expense. The Company's policy is to classify interest related to unrecognized tax benefits as interest expense. In fiscal 2007 and prior, these amounts were classified as income tax expense.

4. Share-Based Compensation

        The Company recorded total share-based costs related to stock options and non-vested stock of $3.9 million and $6.6 million for the three- and six-month periods ended September 30, 2007, respectively, and $3.4 million and $6.1 million for the three- and six-month periods ended September 30, 2006, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		(in thousands)
Total cost of share-based payment plans	$3,866	$3,406	$6,555	$6,050
Amounts capitalized in inventory	(2,340)	(1,442)	(3,715)	(2,272)
Amounts charged against earnings for amounts previously capitalized in inventory	1,375	830	2,288	1,790

Amounts charged against earnings before income tax benefit	$2,901	$2,794	$5,128	$5,568

        Stock Options    The following table summarizes information regarding the Company's stock option activity and amounts as of and for the six months ended September 30, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2007	2,394,314	$32.04
Granted	249,469	$53.67
Exercised	(266,625)	$19.64
Cancelled/forfeited	(21,711)	$33.82

Outstanding at September 30, 2007	2,355,447	$35.72	6.36	$45,702

Vested and expected to vest at September 30, 2007(1)	2,336,926	$35.62	6.35	$45,569

Exercisable at September 30, 2007	1,598,327	$32.15	5.54	$36,712

(1)
Represents outstanding options reduced by expected forfeitures.

        The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS's closing stock price on the last trading day of the second quarter (September 28, 2007) and the exercise price, multiplied by the number of in-the-money stock options for each category.

        The total intrinsic values of stock options exercised, based on the difference between DRS's stock price at the time of exercise and the related exercise price, during the six month periods ended September 30, 2007 and 2006, was $8.9 million and $0.8 million, respectively. Total compensation cost related to stock options was $1.6 million and $2.9 million, for the three- and six-month periods ended September 30, 2007, respectively, and $2.0 million and $3.8 million, for the three- and six-month periods ended September 30, 2006, respectively. At September 30, 2007, unrecognized compensation costs related to stock options was $10.0 million ($6.3 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.7 years.

        The estimated weighted average grant date fair value of each stock option awarded was $20.91 and $20.99 for the three- and six-month periods ended September 30, 2007, respectively, and $22.22 and $21.56 for the three- and six-month periods ended September 30, 2006, respectively.

        Stock Option Fair Value Estimation Assumptions    For purposes of estimating the fair value provisions of Statement of Financial Accounting Standard (SFAS) 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company's valuation model is impacted by DRS's stock price, as well as weighted average assumptions for a number of subjective variables described below.

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

  •
  Expected Dividend Yield    Expected dividend yield is based on DRS's expected dividend payments relative to the current market price of DRS common stock.

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

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the Company's valuation model are presented in the table below.

Six Months Ended September 30, 2007
Expected holding period (in years)	5.5
Expected volatility	33.61%
Expected dividend yield	0.23%
Risk-free interest rate	4.93%
Weighted-average fair value of options granted	$20.99

        Non-Vested Stock and Non-Vested Stock Units    Non-vested stock is granted to certain employees, as permitted under the 2006 Omnibus Plan in the name of the employee, who has all the rights of a stockholder, subject to certain restrictions. Non-vested stock units is granted in the name of the employee; however, the participant has no rights as a stockholder. These non-vested stock units are redeemed for DRS common stock once a three-year cliff vesting period has been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, net of expected forfeitures, is recognized over the vesting periods.

        Compensation cost for non-vested stock awards for the three months ended September 30, 2007 and 2006 was $2.3 million and $1.4 million, respectively, and $3.7 million and $2.3 million for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, total unrecognized compensation costs related to non-vested stock awards was $22.1 million ($13.9 million after income taxes), and that amount is expected to be recognized over a weighted average remaining period of 2.3 years.

        The following table details the activity in non-vested stock awards for the six months ended September 30, 2007.

	Six Months Ended September 30, 2007
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested—Balance at March 31, 2007	362,396	$49.86
Granted	283,514	$54.24
Vested	(2,000)	$27.79
Forfeited / cancelled	(25,126)	$50.80

Nonvested—Balance at September 30, 2007	618,784	$51.91

5. Inventories

        Inventories are summarized as follows:

		September 30, 2007	March 31, 2007
		(in thousands)
Work-in-process		$496,237	$466,221
General and administrative costs		70,817	64,229
Raw material and finished goods		54,633	53,158

		621,687	583,608
Less:	Progress payments and certain customer advances	230,713	206,746
	Inventory reserve	10,111	9,250

Total		$380,863	$367,612

        Inventoried contract costs for the Company's businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development costs (IRAD) and bid and proposal costs (B&P). G&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. government regulations. The Company allocates these costs to government contracts and accounts for them as product costs, not as period expenses, at the majority of the Company's operating units.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company's lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Balance in inventory at beginning of period	$69,076	$65,447	$64,229	$63,836
Add: Incurred costs	110,108	106,305	189,322	175,061
Less: Amounts included in costs and expenses	(108,367)	(106,529)	(182,734)	(173,674)

Balance in inventory at end of period	$70,817	$65,223	$70,817	$65,223

        Total expenditures for IRAD amounted to approximately $14.1 million and $14.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $25.5 million and $25.3 million, respectively, for the six-month periods then ended.

        During the first quarter of fiscal 2008, the Company recorded a $36.8 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The charge reflected the cost of procuring new material following recent design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable inventory from the TWS II program (transferred inventory) to inventory during the first quarter of fiscal 2008, which is valued at the lower of cost or market as of September 30, 2007. The

Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated and any inability to obtain the requisite licenses, or comply with applicable government export regulations may affect the Company's ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and, or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written-down or written-off in a future period. Such a write-down or write-off could be material to the results of operations in any one period.

6. Goodwill and Intangible Assets

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2007 to September 30, 2007.

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2007	$654,446	$176,376	$1,040,605	$745,215	$2,616,642
ESSI tax settlements	—	—	(2,209)	(1,352)	(3,561)
Codem acquisition earn-out	2,638	—	—	—	2,638
Other	(227)	—	—	—	(227)
Foreign currency translation adjustment	3,811	—	1,099	—	4,910

Balance as of September 30, 2007	$660,668	$176,376	$1,039,495	$743,863	$2,620,402

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of September 30, 2007 and March 31, 2007. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of September 30, 2007
Technology-based intangibles	18 years	$47,859	$(18,474)	$29,385
Customer and program/contract-related intangibles	11 years	214,599	(61,549)	153,050

Total		$262,458	$(80,023)	$182,435

As of March 31, 2007
Technology-based intangibles	18 years	$47,859	$(17,016)	$30,843
Customer and program/contract-related intangibles	11 years	214,439	(48,298)	166,141

Total		$262,298	$(65,314)	$196,984

        The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2007 and 2006 was $7.3 million and $7.7 million, respectively, and for the six-month periods ended September 30, 2007 and 2006 was $14.6 million and $15.5 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2008, $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011 and $14.0 million for fiscal year 2012.

        The Company's goodwill and intangible assets are more fully described in Note 3 to the Company's consolidated financial statements for the year ended March 31, 2007.

7. Product Warranties

        Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty costs are recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties for the six months ended September 30, 2007 and 2006, which are included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2007	2006
	(in thousands)
Balance at beginning of period	$31,180	$29,869
Acquisitions during the period	—	932
Accruals for product warranties issued during the period	12,584	9,217
Settlements made during the period	(8,987)	(8,219)
Other	320	126

Balance at end of the period	$35,097	$31,925

8. Debt

	September 30, 2007	March 31, 2007
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	195,875	272,250
Canadian Term Loan	8,657	8,479
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized Bond Premium on 6 7/8%
Senior Subordinated Notes	6,887	7,453
Other obligations	5,092	5,025

	1,711,511	1,788,207
Less:
Current installments of long-term debt	5,568	5,161

Total long-term debt	$1,705,943	$1,783,046

        The weighted average interest rate on the Company's term loan borrowings under its Credit Facility was 6.9% as of September 30, 2007 (6.9% as of March 31, 2007). At September 30, 2007 and March 31, 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility.

        From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of September 30, 2007, $46.3 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, as of September 30, 2007, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit. At September 30, 2007, the Company had $354.9 million of availability under its revolving line of credit.

        During the six months ended September 30, 2007, the Company prepaid at its discretion $75.0 million of the outstanding term loan with proceeds from the Company's revolving line of credit and recognized a $0.2 million charge to interest and related expenses.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.3% as of September 30, 2007 (6.0% as of March 31, 2007).

        Accrued interest expense at September 30, 2007 and March 31, 2007 was $25.4 million and $25.6 million, respectively.

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the Company may have outstanding. As of September 30, 2007, the Company was in compliance with all covenants.

        In January 2006, in connection with the offering of the Company's 2% Convertible Notes due 2026 (Convertible Notes), the Company entered into a registration rights agreement relating to the Company's Common Stock issuable upon conversion of the Convertible Notes. Pursuant to the registration rights agreement, if the Company does not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, the Company could be subject to additional interest. The Company believes the likelihood of occurrence of such event is remote and, therefore, the Company has not recorded a liability at September 30, 2007. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of September 30, 2007 to be approximately $3.5 million per year.

        The Company's indebtedness is more fully described in Note 8 to the Company's Consolidated Financial Statements for the year ended March 31, 2007.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$43,034	$25,231	$44,684	$46,489

Weighted average common shares outstanding	40,525	39,684	40,453	39,674

Basic earnings per share	$1.06	$0.64	$1.10	$1.17
Diluted EPS computation
Net earnings	$43,034	$25,231	$44,684	$46,489

Diluted common shares outstanding
Weighted average common shares outstanding	40,525	39,684	40,453	39,674
Stock options and non-vested awards	835	826	854	967

Diluted common shares outstanding	41,360	40,510	41,307	40,641

Diluted earnings per share	$1.04	$0.62	$1.08	$1.14

        At September 30, 2007 and 2006, there were 246,969 and 454,108 options to acquire DRS common stock outstanding, respectively, with weighted average exercise prices greater than $52.77 and $43.78 per option, respectively, that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years.

        For the three- and six-month periods ended September 30, 2007 and 2006, DRS's 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during such periods was below $59.70 per share.

10. Comprehensive Earnings

        The components of comprehensive earnings for the three- and six-month periods ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net earnings	$43,034	$25,231	$44,684	$46,489
Other comprehensive earnings:
Foreign currency translation adjustments	3,278	139	6,813	2,581
Minimum pension liability, net of income taxes	1,418	(59)	1,253	(657)
Unrealized net gains on hedging instruments arising during the period, net of income tax	—	(20)	—	(20)

Comprehensive earnings	$47,730	$25,291	$52,750	$48,393

11. Pensions and Other Employee Benefits

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). The Company adopted the recognition provisions of SFAS 158 in its Consolidated Financial Statements at March 31, 2007. See Note 12 to the Company's audited Consolidated Financial Statements for the year ended March 31, 2007, included in the Company's Annual Report on Form 10-K for a discussion of the recognition provisions of SFAS 158. In addition, SFAS 158 requires companies to measure pension and postretirement benefit plan assets and benefit obligations as of the date of the employer's fiscal year end balance sheet. The Company will be required to change the measurement date from December 31 to March 31 for its pension and postretirement plans in the fiscal year beginning April 1, 2008. The Company currently is evaluating the impact of the change in the measurement date on the Company's results of operations.

        On June 29, 2007, the Company approved and adopted an amendment to one of its defined benefit pension plans to cease the accrual of future benefits effective September 30, 2007. All retirement benefits earned by employees enrolled in the plan as of September 30, 2007 are fully preserved. Such employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the defined benefit pension plan was accounted for as a plan curtailment, and, as a result, the Company recorded a gain of $11.7 million during the second quarter of fiscal 2008.

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three- and six-month periods ended September 30, 2007 and 2006. These plans are more fully described in Note 12 to the Company's Consolidated Financial Statements for the year ended March 31, 2007.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
			(in thousands)
Service cost	$1,728	$1,834	$120	$146	$146	$143
Interest cost	3,653	3,243	332	320	361	318
Expected return on plan assets	(4,065)	(3,490)	(62)	(56)	—	—
Amortization of unrecognized loss (gain)	102	117	(35)	(8)	41	47
Amortization of transition obligation	—	—	28	28	—	—
Amortization of unrecognized prior-service cost	3	39	(6)	(6)	194	194
Curtailment gain	(11,719)	—	—	—	—	—

Net periodic benefit cost (income)	$(10,298)	$1,743	$377	$424	$742	$702

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006
			(in thousands)
Service cost	$3,456	$3,668	$240	$292	$292	$286
Interest cost	7,306	6,486	664	640	721	636
Expected return on plan assets	(8,130)	(6,980)	(124)	(112)	—	—
Amortization of unrecognized loss (gain)	204	234	(70)	(16)	82	94
Amortization of transition obligation	—	—	56	56	—	—
Amortization of unrecognized prior-service cost	6	78	(12)	(12)	388	388
Curtailment gain	(11,719)	—	—	—	—	—

Net periodic benefit cost (income)	$(8,877)	$3,486	$754	$848	$1,483	$1,404

        The Company expects to contribute $15.9 million and $1.6 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2008, of which $7.4 million and $0.6 million, respectively, were contributed during the six-month period ended September 30, 2007.

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

        The C4I Segment is comprised of the following business areas: Command, Control & Communications, which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training and electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, diagnostics and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

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

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Three Months Ended September 30, 2007
Total revenues	$313,545	$190,898	$113,819	$177,029	$—	$795,291
Intersegment revenues	(4,120)	(2,128)	(5,379)	105	—	(11,522)

External revenues	$309,425	$188,770	$108,440	$177,134	$—	$783,769

Operating income (loss)	$34,083	$18,416	$24,843	$15,036	$(249)	$92,129
Total assets	$1,257,623	$445,173	$1,297,851	$980,093	$171,655	$4,152,395
Depreciation and amortization	$6,102	$3,430	$4,359	$3,561	$1,395	$18,847
Capital expenditures	$6,112	$3,416	$1,995	$6,079	$1,002	$18,604
Three Months Ended September 30, 2006
Total revenues	$274,615	$148,230	$111,199	$194,878	$—	$728,922
Intersegment revenues	(1,240)	(1,500)	(13,414)	(1,230)	—	(17,384)

External revenues	$273,375	$146,730	$97,785	$193,648	$—	$711,538

Operating income	$32,699	$12,843	$13,212	$11,868	$1,266	$71,888
Total assets	$1,226,132	$429,168	$1,273,477	$979,922	$198,692	$4,107,391
Depreciation and amortization	$6,428	$3,682	$4,156	$3,729	$1,243	$19,238
Capital expenditures	$7,583	$3,503	$1,438	$1,100	$514	$14,138
Six Months Ended September 30, 2007
Total revenues	$616,766	$345,689	$229,255	$353,885	$—	$1,545,595
Intersegment revenues	(8,949)	(3,335)	(12,837)	(1,075)	—	(26,196)

External revenues	$607,817	$342,354	$216,418	$352,810	$—	$1,519,399

Operating income (loss)	$65,988	$(2,711)	$35,066	$25,528	$(408)	$123,463
Total assets	$1,257,623	$445,173	$1,297,851	$980,093	$171,655	$4,152,395
Depreciation and amortization	$12,034	$6,798	$8,766	$7,021	$2,741	$37,360
Capital expenditures	$13,999	$5,005	$3,366	$6,775	$3,352	$32,497
Six Months Ended September 30, 2006
Total revenues	$546,334	$266,064	$215,432	$352,499	$—	$1,380,329
Intersegment revenues	(2,643)	(2,700)	(31,099)	(2,084)	—	(38,526)

External revenues	$543,691	$263,364	$184,333	$350,415	$—	$1,341,803

Operating income	$60,403	$25,824	$24,615	$25,188	$843	$136,873
Total assets	$1,226,132	$429,168	$1,273,477	$979,922	$198,692	$4,107,391
Depreciation and amortization	$12,775	$7,376	$8,313	$7,358	$2,541	$38,363
Capital expenditures	$13,521	$6,190	$2,632	$2,252	$2,623	$27,218

13. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2007	2006
	(in thousands)
Cash paid for:
Interest	$54,306	$59,452
Income taxes	$35,030	$29,190
Supplemental disclosure of significant non-cash investing activities:
Acquisition earn-out—Codem	$2,638	$—
Acquisition earn-out—Night Vision Systems, Inc.	$—	$1,047
Acquisition earn-out—WalkAbout	$160	$226
Contribution of fixed assets to joint venture	$429	$1,000
Fixed assets vouchered but not paid	$1,869	$—

14. Cash Dividends on DRS Common Stock

        On August 9, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 28, 2007 to stockholders of record as of September 14, 2007. Cash dividends paid for the three- and six-month periods ended September 30, 2007 were $1.2 million and $2.4 million, respectively. On November 8, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 31, 2007 to stockholders of record as of December 14, 2007.

15. Contingencies

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of the Company's subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company had recorded accruals totaling $3.0 million at both September 30, 2007 and March 31, 2007 for losses related to those matters that the Company considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at September 30, 2007, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to the Company's acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park

Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was transferred to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and the Company believes that the mine was operated by such third party until approximately 1969. The Company understands that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym's alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent the Company an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (the CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In the Company's view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a "good faith offer" to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. The Company initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result the technical consultant submitted to the NPS, on behalf of the Company and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the alternative EE/CA) with regard to Operable Units 1 and 2 of the Orphan Mine site.

        Since late 2005, the PRPs and NPS have discussed the technical merits of the alternative EE/CA and ways to resolve certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The parties also have discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a settlement agreement that would memorialize the parties' intent. The potential liability associated with this matter can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

        In connection with the Company's acquisition of ESSI in January 2006, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

        In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI's earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by "tipping" his financial advisor and close friend by sharing material, nonpublic information regarding ESSI's financial condition shortly before certain 2003 earnings announcements.

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop work order relating to ESSI's Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

        In May 2006, the Company was advised that the Enforcement Division of the SEC and the U.S. Attorney's office each had expanded its investigation to include possible "backdating" of the timing of option grants at ESSI prior to the time ESSI was acquired by the Company. As a part of its investigation, the SEC issued subpoenas to certain former officers and employees of ESSI to provide testimony and produce certain documents.

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial Officer and former Controller had each participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme.

        In March 2007, ESSI's former Controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

        In March 2007, ESSI's former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. In July 2007, ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's

Board of Directors and Compensation Committee) were each indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002.

        Although ESSI continues to be a subject of the U.S. Attorney's office's investigation, the U.S. Attorney's office has advised the Company that ESSI is not a target. Because the events being investigated occurred prior to the time of the Company's acquisition of ESSI, the U.S. Attorney's office has further advised the Company that it considers DRS to be a witness, not a subject or target of its investigation.

        The Company is committed to full cooperation with regard to the foregoing investigations. The Company is unable to determine at this time either the timing of the SEC or U.S. Attorney's office investigations or the impact, if any, the investigations could have on the Company.

        In September 2006, the Internal Revenue Service commenced an audit of ESSI's Federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. Thereafter, the Internal Revenue Service agreed, subject to Congressional approval, to close these audits based on ESSI's agreement to accept certain proposed adjustments (primarily involving the reversal of certain compensation deductions taken during these tax years) and a corresponding assessment of approximately $11.3 million (exclusive of interest) which was previously accrued. In September 2007, the Company received written confirmation from the Congressional Joint Committee on Taxation that it took no exception to the proposed adjustments.

        In August 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI's former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI's Board of Directors and Compensation Committee), ESSI's former Chief Financial Officer and ESSI's former Controller relating to the alleged backdating of stock options prior to ESSI's acquisition by DRS. The complaint also contains claims against each of the current members of DRS's Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition. The Company believes the claims made against the current DRS Directors are without merit.

        In July 2006, DRS Technologies, Inc. and one of its subsidiaries, DRS Training & Control Systems, Inc., each were issued a subpoena by the United States District Court for the Northern District of Florida. The subpoenas were issued in connection with an investigation conducted by the Antitrust Division of the U.S. Department of Justice involving allegations of possible anticompetitive activity in certain international markets. On June 21, 2007, the Company received written notification from the Antitrust Division of the Department of Justice that they had closed this investigation.

16. Related Party Transactions

        The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS's current Chairman of the Board, President and Chief Executive Officer. Following Leonard

Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman's interest in LDR Realty Co. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007. The new lease commenced May 1, 2007 with the new monthly rental commencing on June 1, 2007 of $21.8 thousand for the first year with annual increases of approximately 3% every June 1. The lease expires August 31, 2010.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company's Board is of counsel, provided legal services to the Company during the six months ended September 30, 2007 and 2006. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the six months ended September 30, 2007 and 2006 were $1.3 million and $2.8 million, respectively.

        In the fourth quarter of fiscal 2007, the stepson of Mark S. Newman, the Company's Chairman of the Board, President and Chief Executive Officer, commenced employment with Nemco Brokerage, Inc., a firm that has a longstanding relationship of providing insurance brokerage services to the Company and which receives commissions from third-party insurers based on policies it places on the Company's behalf.

17. Guarantor and Non-Guarantor Financial Statements

        As presented in Note 8, "Debt," the Company has $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of September 30, 2007 and March 31, 2007, the Condensed Consolidating Statements of Earnings for the three- and six-month periods ended September 30, 2007 and 2006, and the Condensed Consolidating Statements of Cash Flows for the six-month periods ended September 30, 2007 and 2006 presents:

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

Condensed Consolidating Balance Sheet
As of September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$45,168	$—	$19,018	$(11,915)	$52,271
Accounts receivable, net	4	474,888	38,417	—	513,309
Inventories, net	—	327,516	53,353	(6)	380,863
Prepaid expenses, deferred income taxes and other current assets	4,856	293,264	23,572	(196,430)	125,262
Intercompany receivables	2,106,490	—	—	(2,106,490)	—

Total current assets	2,156,518	1,095,668	134,360	(2,314,841)	1,071,705

Property, plant and equipment, net	16,564	209,058	12,147	—	237,769
Acquired intangibles, net	—	181,763	672	—	182,435
Goodwill	24,115	2,548,104	48,183	—	2,620,402
Deferred income taxes and other noncurrent assets	188,774	2,438	7,148	(158,276)	40,084
Investment in subsidiaries	1,143,419	36,862	43	(1,180,324)	—

Total assets	$3,529,390	$4,073,893	$202,553	$(3,653,441)	$4,152,395

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$197	$2,621	$—	$5,568
Accounts payable	3,818	223,485	28,119	—	255,422
Accrued expenses and other current liabilities	235,729	394,474	39,527	(196,411)	473,319
Intercompany payables	—	793,434	6,712	(800,146)	—

Total current liabilities	242,297	1,411,590	76,979	(996,557)	734,309

Long-term debt, excluding current installments	1,695,012	3,132	7,799	—	1,705,943
Other liabilities	24,184	257,450	20,889	(158,277)	144,246

Total liabilities	1,961,493	1,672,172	105,667	(1,154,834)	2,584,498

Total stockholders' equity	1,567,897	2,401,721	96,886	(2,498,607)	1,567,897

Total liabilities and stockholders' equity	$3,529,390	$4,073,893	$202,553	$(3,653,441)	$4,152,395

Condensed Consolidating Balance Sheet
As of March 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$92,795	$—	$14,598	$(11,560)	$95,833
Accounts receivable, net	4	504,188	31,050	—	535,242
Inventories, net	—	321,877	45,735	—	367,612
Prepaid expenses, deferred income taxes and other current assets	8,547	298,737	21,120	(201,429)	126,975
Intercompany receivables	2,051,028	—	24,115	(2,075,143)	—

Total current assets	2,152,374	1,124,802	136,618	(2,288,132)	1,125,662

Property, plant and equipment, net	15,389	206,332	9,485	—	231,206
Acquired intangibles, net	—	196,488	496	—	196,984
Goodwill	24,115	2,549,258	43,269	—	2,616,642
Deferred income taxes and other noncurrent assets	196,737	2,292	7,227	(162,040)	44,216
Investment in subsidiaries	1,143,419	36,905	—	(1,180,324)	—

Total assets	$3,532,034	$4,116,077	$197,095	$(3,630,496)	$4,214,710

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$188	$2,223	$—	$5,161
Accounts payable	11,022	253,796	32,609	—	297,427
Accrued expenses and other current liabilities	226,667	401,351	39,370	(199,444)	467,944
Intercompany payables	—	817,303	13,347	(830,650)	—

Total current liabilities	240,439	1,472,638	87,549	(1,030,094)	770,532

Long-term debt, excluding current installments	1,771,953	3,242	7,851	—	1,783,046
Other liabilities	17,192	285,793	19,723	(164,026)	158,682

Total liabilities	2,029,584	1,761,673	115,123	(1,194,120)	2,712,260

Total stockholders' equity	1,502,450	2,354,404	81,972	(2,436,376)	1,502,450

Total liabilities and stockholders' equity	$3,532,034	$4,116,077	$197,095	$(3,630,496)	$4,214,710

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$712,557	$75,675	$(4,463)	$783,769
Cost and expenses	230	627,006	68,867	(4,463)	691,640

Operating income	(230)	85,551	6,808	—	92,129
Interest income	260	51	69	—	380
Interest and related expense	27,889	70	147	—	28,106
Other income (expense), net	648	(245)	(620)	—	(217)
Management fees	787	(746)	(41)	—	—
Royalties	648	—	(648)	—	—
Intercompany interest	22,734	(22,663)	(71)	—	—

Earnings (losses) before non-controlling interest and income taxes	(3,042)	61,878	5,350	—	64,186
Non-controlling interest	—	(195)	781	—	586

Earnings (losses) before income taxes	(3,042)	62,073	4,569	—	63,600
Income taxes	(852)	20,113	1,305	—	20,566
Earnings from subsidiary entities	45,224	—	—	(45,224)	—

Net earnings	$43,034	$41,960	$3,264	$(45,224)	$43,034

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$654,138	$61,175	$(3,775)	$711,538
Cost and expenses	(1,303)	589,017	55,709	(3,773)	639,650

Operating income	1,303	65,121	5,466	(2)	71,888
Interest income	266	31	25	—	322
Interest and related expense	30,367	92	160	—	30,619
Other income (expense), net	28	(24)	(61)	3	(54)
Management fees	730	(685)	(45)	—	—
Royalties	623	—	(623)	—	—
Intercompany interest	24,931	(24,823)	(108)	—	—

Earnings (losses) before non-controlling interest and income taxes	(2,486)	39,528	4,494	1	41,537
Non-controlling interest	—	—	485	—	485

Earnings (losses) before income taxes	(2,486)	39,528	4,009	1	41,052
Income taxes	(958)	15,230	1,548	1	15,821
Earnings from subsidiary entities	26,759	—	—	(26,759)	—

Net earnings	$25,231	$24,298	$2,461	$(26,759)	$25,231

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,387,060	$139,913	$(7,574)	$1,519,399
Cost and expenses	372	1,275,773	127,361	(7,570)	1,395,936

Operating income	(372)	111,287	12,552	(4)	123,463
Interest income	761	43	135	—	939
Interest and related expense	56,372	155	289	—	56,816
Other income (expense), net	1,225	(184)	(1,328)	—	(287)
Management fees	1,568	(1,490)	(78)	—	—
Royalties	1,060	—	(1,060)	—	—
Intercompany interest	46,110	(46,026)	(84)	—	—

Earnings (losses) before non-controlling interest and income taxes	(6,020)	63,475	9,848	(4)	67,299
Non-controlling interest	—	(209)	1,288	—	1,079

Earnings (losses) before income taxes	(6,020)	63,684	8,560	(4)	66,220
Income taxes	(1,954)	20,710	2,784	(4)	21,536
Earnings from subsidiary entities	48,750	—	—	(48,750)	—

Net earnings	$44,684	$42,974	$5,776	$(48,750)	$44,684

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,228,644	$121,964	$(8,805)	$1,341,803
Cost and expenses	(917)	1,102,386	112,276	(8,815)	1,204,930

Operating income	917	126,258	9,688	10	136,873
Interest income	391	48	59	—	498
Interest and related expense	60,045	157	319	—	60,521
Other income (expense), net	61	38	(171)	—	(72)
Management fees	1,450	(1,369)	(81)	—	—
Royalties	1,140	—	(1,140)	—	—
Intercompany interest	49,880	(49,690)	(190)	—	—

Earnings (losses) before non-controlling interest and income taxes	(6,206)	75,128	7,846	10	76,778
Non-controlling interest	—	—	958	—	958

Earnings (losses) before income taxes	(6,206)	75,128	6,888	10	75,820
Income taxes	(2,410)	29,064	2,667	10	29,331
Earnings from subsidiary entities	50,285	—	—	(50,285)	—

Net earnings	$46,489	$46,064	$4,221	$(50,285)	$46,489

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$61,608	$3,503	$(4,370)	$—	$60,741

Cash flows from investing activities
Capital expenditures	(3,915)	(25,207)	(3,375)	—	(32,497)
Payments pursuant to business combinations, net of cash acquired	—	—	—	—	—
Dispositions of property, plant & equipment	—	44	4	—	48
Other, net	—	—	—	—	—

Net cash used in investing activities	(3,915)	(25,163)	(3,371)	—	(32,449)

Cash flows from financing activities
Borrowings on revolving line of credit	215,000	—	—	—	215,000
Repayments of revolving line of credit	(215,000)	—	—	—	(215,000)
Repayments of long-term debt	(76,375)	(102)	(1,238)	—	(77,715)
Excess tax benefit realized from share-based payment arrangements	2,772	—	—	—	2,772
Proceeds from stock option exercises	4,815	—	—	—	4,815
Dividends paid	(2,449)	—	—	—	(2,449)
Other	—	—	245	—	245
Net (repayments to) borrowings from parent company	(34,083)	21,762	12,676	(355)	—

Net cash used in financing activities	(105,320)	21,660	11,683	(355)	(72,332)
Effect of exchange rates on cash and cash equivalents	—	—	478	—	478

Net (decrease) increase in cash and cash equivalents	(47,627)	—	4,420	(355)	(43,562)
Cash and cash equivalents, beginning of period	92,795	—	14,598	(11,560)	95,833

Cash and cash equivalents, end of period	$45,168	$—	$19,018	$(11,915)	$52,271

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,042	$18,068	$2,219	$—	$32,329

Cash flows from investing activities
Capital expenditures	(2,623)	(23,459)	(1,136)	—	(27,218)
Payments pursuant to business combinations, net of cash acquired	(7,705)	(1,550)	—	—	(9,255)
Dispositions of property, plant and equipment	—	335	—	—	335
Other, net	60	—	—	—	60

Net cash used in investing activities	(10,268)	(24,674)	(1,136)	—	(36,078)

Cash flows from financing activities
Borrowings on revolving line of credit	105,000	—	—	—	105,000
Repayments of revolving line of credit	(65,000)	—	—	—	(65,000)
Borrowings of long-term debt	—	—	467	—	467
Repayments of long-term debt	(1,375)	(115)	(683)		(2,173)
Excess tax benefit realized from share-based payment arrangements	97	—	—	—	97
Proceeds from stock option exercises	1,305	(1)	—	—	1,304
Dividends paid	(2,397)	(8)	—	—	(2,405)
Other	—	245			245
Net (repayments to) borrowings from parent company	(16,101)	11,617	4,484	—	—

Net cash provided by (used in) financing activities	21,529	11,738	4,268	—	37,535
Effects of exchange rates on cash and cash equivalents	—	(98)	(119)	—	(217)

Net increase in cash and cash equivalents	23,303	5,034	5,232	—	33,569
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908	—	1,293

Cash and cash equivalents, end of period	$39,208	$(14,486)	$10,140	$—	$34,862

18. Recently Issued Accounting Pronouncements

        In September of 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective beginning April 1, 2008 for DRS, and the Company is evaluating the impact of this statement on its consolidated financial statements.

        In December 2006, the FASB issued FASB Staff Position on Emerging Issues Task Force (EITF) No. 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be recognized separately and measured in accordance with SFAS No. 5, "Accounting for Contingencies," which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of earnings in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective for the Company beginning in fiscal 2008 and interim periods within that year. The adoption of EITF 00-19-2 did not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for DRS beginning April 1, 2008. The Company is evaluating the impact of this statement on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by summaries of defense industry, strategy and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows and discuss our financial commitments under "Liquidity and Capital Resources" and "Contractual Obligations," respectively. This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2007 Annual Report on Form 10-K.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, "Risk Factors," included in our March 31, 2007 Annual Report on Form 10-K. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, and electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test and diagnostics, and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

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

Defense Industry Considerations and Business Strategy

        The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the buyers (customers). Our primary "end-use" customer is the DoD. Our other customers include certain U.S. government intelligence agencies, foreign governments, commercial customers and other U.S. federal, state and local government agencies.

        The Global War on Terrorism (GWOT), Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom have altered the global defense and security environment and have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The DoD continues to focus on both supporting ongoing operations in Afghanistan and Iraq and transforming the U.S. military to confront future threats. In addition, the Office of Homeland Security and other U.S. government agencies continue to focus on enhancing the security of the United States. While the future direction of current operations remains unsettled, we believe that the 2006 Quadrennial Defense Review, a comprehensive report issued by the DoD every four years on defense strategy, force structure, force modernization plans, infrastructure, budget plans, and other elements of U.S. defense programs and policies (the QDR), will continue to drive strategic thinking and budget priorities in the near term. The QDR recommended certain changes to force structure, particularly with respect to special operations forces, relating to the GWOT and the insurgency in Iraq. However, at the same time, the QDR also largely maintained the DoD's transformation initiatives. The President's fiscal year 2008 budget and Future Years Defense Plan (FYDP), which projects defense costs for the next five years, are consistent with the 2006 QDR's recommendations.

        Congress recently passed a continuing resolution to provide continued appropriations for the government's fiscal year 2008. A continuing resolution provides funding for the Federal government at the government's fiscal year 2007 level until its expiration on November 16, 2007, unless extended, or the enactment of the 2008 appropriations, whichever occurs first. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our revenue and profit during the period of delay.

        Over the past several years, DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to C4ISR. Furthermore, the DoD's emphasis on system interoperability, force multipliers and the provision to battlefield commanders of real-time data is increasing the electronic content of nearly all major military procurement and research programs.

        Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program, significant follow-on business and an attractive customer profile. We also intend to expand our technical services and support offerings to the DoD, thus diversifying our business beyond the historical investment accounts and into Operations and Maintenance (O&M) funded activities.

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

        Our future operating results depend on our ability to successfully compete in a highly competitive industry that is characterized by rapid technological change. We have historically participated successfully in the defense industry consolidation through strategic business acquisitions and by streamlining our existing operations; however, we cannot guarantee that we will have sufficient funds available to us to continue investing in business acquisitions.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2007 Annual Report on Form 10-K. Except as described below, there were no significant changes in the Company's critical accounting policies during the six months ended September 30, 2007. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

        We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.

Results of Operations

        Our operating cycle is long term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are primarily revenues, operating income and bookings. We review this information on a monthly basis through operating segment reviews, which include, among other operating issues, discussions related to significant programs, proposed investments in new business opportunities or property, plant and equipment, and integration and cost reduction efforts. The following table presents a summary comparison of the key performance metrics, other significant financial metrics and significant liquidity metrics monitored by our senior management.

	Three Months Ended September 30,			Six Months Ended September 30,
			Percent Change			Percent Change
	2007	2006		2007	2006
	(in thousands, except percentages)
Key performance metrics
Revenues	$783,769	$711,538	10.2%	$1,519,399	$1,341,803	13.2%
Operating income	$92,129	$71,888	28.2%	$123,463	$136,873	(9.8)%
Bookings	$1,107,989	$915,241	21.1%	$2,047,517	$1,697,371	20.6%
Other significant financial metrics
Interest and related expenses	$28,106	$30,619	(8.2)%	$56,816	$60,521	(6.1)%
Income taxes	$20,566	$15,821	30.0%	$21,536	$29,331	(26.6)%
Significant liquidity metrics(A)
Free cash flow	$41,610	$44,133	(5.7)%	$28,244	$5,111	452.6%
EBITDA	$110,173	$90,587	21.6%	$159,457	$174,206	(8.5)%

(A)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Three-Month and Six-Month Periods Ended September 30, 2007, Compared with the Three-and Six-Month Periods Ended September 30, 2006

        Revenues and operating income    Consolidated revenues and operating income for the three-month period ended September 30, 2007 increased $72.2 million and $20.2 million, respectively, to $783.8 million and $92.1 million, respectively, as compared with the corresponding period in the prior year. The primary drivers of increased revenues over the prior-year period were increased demand for driver vision enhancement equipment and components for ground-based vehicles and certain rugged computer systems, and increased shipments of ground-based target acquisition and missile control subsystems, and thermal imaging systems and subsystems for long-range surveillance systems. Partially offsetting the overall increase in revenues were lower demand from certain defense communication transmission systems, decreased engineering and development volume for certain power conversion equipment, lower shipments of rugged computers sold in the international market and delays in shipments on the Thermal Weapons Sights II (TWS II) program. The Company recommenced shipments of certain variations of TWS II in late September 2007.

        The growth in operating income in the second quarter of fiscal 2008, as compared with the second quarter in the prior year, was largely due to the overall increase in revenues and an $11.7 million curtailment gain recorded in the Sustainment Systems Segment for a defined benefit pension plan (see Note 11). Partially offsetting the overall higher operating income were lower margins from C4I's Intelligence Technologies and Command, Control & Communications (C3) strategic business units. During the three months ended September 30, 2006, we recorded $3.7 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007. See Operating Segments discussion below for additional information.

        Consolidated revenues and operating income for the six-month period ended September 30, 2007 increased $177.6 million and decreased $13.4 million, respectively, to $1.52 billion and $123.5 million, respectively, as compared with the corresponding period in the prior year. The primary drivers of higher revenues over the prior-year period were increased shipments of driver vision enhancement equipment and components for ground-based vehicles, ground-based target acquisition and missile control subsystems, certain rugged computer systems, and thermal imaging systems and subsystems for long-range surveillance systems. Also contributing to higher overall revenues was increased demand for equipment and services under the Rapid Response (R2) program. Partially offsetting higher overall revenues were lower demand for commercial vehicle armor kits and certain rugged computers sold in the international market, decreased engineering and development volume for certain power conversion equipment and delays in shipments of TWS II.

        The decline in operating income for the six-month period ended September 30, 2007, as compared with the corresponding prior-year period, was largely due to a charge of $36.8 million on the TWS II program. The operating charge primarily reflected the cost of procuring new material following recent design modifications, coupled with the write-off of existing inventory that can no longer be utilized on the program. We also realized lower operating margins from C4I's Intelligence Technologies and C3 strategic business units. Partially offsetting lower overall operating income was an $11.7 million curtailment gain recorded in the Sustainment Systems Segment and higher overall revenues. During the six months ended September 30, 2006, we recorded $3.7 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007. See Operating Segments discussion below for additional information.

        Bookings    We generally define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended September 30, 2007 increased $192.7 million, as compared with the same period in the prior year, to $1.11 billion. The primary drivers of the increase were strong bookings for equipment and services under the Rapid Response (R2) program from our Technical Services Segment and strong demand for driver vision enhancement equipment and components for ground-based vehicles from our C4I and RSTA Segments.

        Bookings for the six-month period ended September 30, 2007 increased $350.1 million, as compared with the same period in the prior year, to $2.05 billion. The primary drivers of the increase were strong bookings for equipment and services under the Rapid Response (R2) program from our Technical Services Segment and strong demand for driver vision enhancement equipment and components for ground-based vehicles from our C4I and RSTA Segments, and ground-based target acquisition and missile control subsystems from our RSTA Segment.

        Interest and related expenses    Interest and related expenses decreased $2.5 million and $3.7 million for the three- and six-month periods ended September 30, 2007, as compared with the same periods in the prior year, to $28.1 million and $56.8 million, respectively. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the three-and six-month periods ended September 30, 2007, as compared with the corresponding periods in the prior year. We had no borrowings outstanding under our revolving credit facility at September 30, 2007 and had approximately $80.0 million outstanding at September 30, 2006. With the adoption of FIN 48 on April 1, 2007, we began recording the interest associated with our income tax contingencies as a component of interest expense. For the six-month period ended September 30, 2007, we recorded $0.3 million of interest expense associated with tax contingencies which is net of a $0.2 million reduction to interest expense related to tax contingencies, reversed or settled during the three months ended September 30, 2007.

        Income taxes    The provision for income taxes for the three- and six-month periods ended September 30, 2007 reflected an effective income tax rate of approximately 32.3% and 32.5%, respectively, as compared with 38.5% and 38.7%, respectively, in the same period last year. Our effective tax rate declined primarily due to the scheduled increase in the Domestic Manufacturing Deduction, reinstatement of the Research & Development Credit and, effective April 1, 2007, our election to report interest expense associated with the income tax contingencies as interest expense rather than a component of the income tax provision, partially offset by a reduction in the Extraterritorial Income Exclusion. Additionally during the second quarter the effective tax rate was reduced by the impact of $3.1 million of non-recurring items, primarily related to the reversal of a portion of a valuation allowance that had been established against certain state deferred tax assets. We anticipate that our effective income tax rate for the year ended March 31, 2008 will approximate 36%.

Operating Segments

        The following tables set forth, by operating segment, revenues, operating income and operating margin, and the percentage increase or decrease of those items, as compared with the prior fiscal year:

			Three Months Ended Percent Changes			Six Months Ended Percent Changes
	Three Months Ended September 30,			Six Months Ended September 30,
			2007 vs. 2006			2007 vs. 2006
	2007	2006		2007	2006
	(in thousands, except for percentages)
C4I Segment
Revenues	$309,425	$273,375	13.2%	$607,817	$543,691	11.8%
Operating income	$34,083	$32,699	4.2%	$65,988	$60,403	9.2%
Operating margin	11.0%	12.0%	(7.9)%	10.9%	11.1%	(2.3)%
RSTA Segment
Revenues	$188,770	$146,730	28.7%	$342,354	$263,364	30.0%
Operating income (loss)	$18,416	$12,843	43.4%	$(2,711)	$25,824	(110.5)%
Operating margin	9.8%	8.8%	11.4%	(0.8)%	9.8%	(108.2)%
Sustainment Systems Segment
Revenues	$108,440	$97,785	10.9%	$216,418	$184,333	17.4%
Operating income	$24,843	$13,212	88.0%	$35,066	$24,615	42.5%
Operating margin	22.9%	13.5%	69.6%	16.2%	13.4%	20.9%
Technical Services Segment
Revenues	$177,134	$193,648	(8.5)%	$352,810	$350,415	0.7%
Operating income	$15,036	$11,868	26.7%	$25,528	$25,188	1.3%
Operating margin	8.5%	6.1%	39.3%	7.2%	7.2%	0.0%
Other
Operating (loss) income	$(249)	$1,266	(119.7)%	$(408)	$843	(148.4)%

Three-Month Period Ended September 30, 2007, Compared with the Three-Month Period Ended September 30, 2006

        C4I Segment    Revenues increased $36.1 million, or 13.2%, to $309.4 million for the three-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $1.4 million, or 4.2%, to $34.1 million. The increase in revenue was primarily attributable to increased shipments of certain rugged computer systems, components for driver vision enhancement components for ground-based vehicles, replacement video display modules for the FAA and certain unmanned aerial vehicles. Partially offsetting higher overall revenues were less engineering and development volume for certain power conversion equipment and lower shipments of certain rugged computer systems sold in international markets, as well as ship automation components.

        The increase in operating income for the three-month period ended September 30, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenues, favorable margins for a commercial nuclear control program and improved margins at C4I's Tactical Systems strategic business unit, offset in part by lower margins at C4I's Intelligence Technologies and C3 strategic business units.

        RSTA Segment    Revenues increased $42.0 million, or 28.7%, to $188.8 million for the three-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $5.6 million, or 43.4%, to $18.4 million. The increase in revenues was primarily attributable to higher shipments of driver vision enhancement equipment for ground-based vehicles, ground-based target acquisition and missile control subsystems, thermal imaging systems and subsystems for a long-range surveillance system, and certain airborne and ship-based infrared target acquisition systems. Partially offsetting the overall increase in revenues were lower revenue for the TWS II program due to delayed shipments, which recommenced in late September 2007, and lower volume from infrared sighting and targeting systems for ground-based vehicles.

        The increase in operating income for the three-month period ended September 30, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenues and favorable margins for certain thermal imaging systems and subsystems. During the three-month period ended September 30, 2006, the RSTA Segment recorded $2.0 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Sustainment Systems Segment    Revenues increased $10.7 million, or 10.9%, to $108.4 million for the three-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $11.6 million, or 88.0%, to $24.8 million. The primary drivers of the increase in revenue during the period were demand for replacement environmental control systems for missile launch and alert facilities, heavy mobile ammunition trailers for the U.S. Army, and increased revenues for an automated test program due to a transition from the engineering phase of the program to production. Partially offsetting higher overall revenues was lower demand for battlefield digital command, control and communication systems and support services for certain cargo loaders and transporters.

        The increase in operating income over the same period in the prior year was due to an $11.7 million curtailment gain recorded for one of the Sustainment Systems Segment's defined benefit pension plans. Higher overall revenues were offset by cost growth on certain defense electronics and environmental programs. During the three-month period ended September 30, 2006, we recorded $1.2 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Technical Services Segment    Revenues decreased $16.5 million, or 8.5%, to $177.1 million for the three-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $3.2 million, or 26.7%, to $15.0 million. Revenues declined primary due to lower demand for the defense communication transmission system program, and lower volume from add-on commercial vehicle armor kits, partially offset by equipment and services provided under the R2 program.

        The increase in operating income and operating margin was largely due to improved margins on the R2 program and the settlement of an assumed liability related to the Engineered Support Systems, Inc. (ESSI) acquisition, partially offset by lower overall revenue. During the three-month period ended September 30, 2006, we recorded $0.5 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate. During the three-month period ended September 30, 2006, we realized a $1.3 million gain on the collection of a note receivable that previously had been partially reserved.

Six-Month Period Ended September 30, 2007, Compared with the Six-Month Period Ended September 30, 2006

        C4I Segment    Revenues increased $64.1 million, or 11.8%, to $607.8 million for the six-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $5.6 million, or 9.2%, to $66.0 million. The increase in revenue was principally attributable to increased shipments of certain rugged computer systems, components for driver vision enhancement equipment for ground-based vehicles, replacement video display modules for the FAA and certain embedded diagnostics systems. Partially offsetting the overall higher revenue were lower shipments of rugged computer systems sold in the international market, less engineering and development for certain power conversion equipment, and lower shipments of chassis modernization kits.

        The increase in operating income for the six-month period ended September 30, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenue, favorable margins for a commercial nuclear control program and improved margins at C4I's Tactical Systems strategic business unit, offset in part by lower margins at C4I's Intelligence Technologies and C3 business units.

        RSTA Segment    Revenues increased $79.0 million, or 30.0%, to $342.4 million for the six-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income decreased $28.5 million, or 110.5%, to a loss of $2.7 million. The increase in revenues was primarily attributable to higher shipments of ground-based target acquisition and missile control subsystems, driver vision enhancement equipment for ground-based vehicles, and thermal imaging systems and subsystems for a long-range surveillance system. Partially offsetting the overall increase in revenues was lower revenue for the TWS II program due to delayed shipments, which recommenced in September 2007.

        The decrease in operating income and operating margin for the six-month period ended September 30, 2007, as compared with the corresponding period in the prior year, was largely due to a charge of $36.8 million on the TWS II program. Partially offsetting the lower operating income were higher overall revenues and favorable margins for certain thermal imaging systems and subsystems. During the six-month period ended September 30, 2006, we recorded $2.0 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        The TWS II charge reflected the cost of procuring new material following recent design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, we also transferred $30.0 million of saleable inventory from the TWS II program (transferred inventory) to inventory, which is valued at the lower of cost or market as of September 30, 2007. We believe that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated, and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect our ability to export the transferred inventory. If we are precluded from the sale of the transferred inventory to certain international customers and, or are unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written-down or written-off in a future period. Such a write-down or write-off could be material to the results of operations in any one period.

        Sustainment Systems Segment    Revenues increased $32.1 million, or 17.4%, to $216.4 million for the six-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $10.5 million, or 42.5%, to $35.1 million. The primary drivers of the increase in revenues were demand for replacement environmental control systems for missile launch and alert facilities and increased shipments of tactical quiet generators sets and heavy mobile ammunition trailers for the U.S. Army. Partially offsetting overall higher revenues was lower demand for spares and repairs for certain generator sets.

        The increase in operating income over the corresponding period in the prior year was due to an $11.7 million curtailment gain recorded for one of our retirement plans. Higher overall revenues were offset by cost growth on certain defense electronics and environmental programs. During the six-month period ended September 30, 2006, we recorded $1.2 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Technical Services Segment    Revenues increased $2.4 million, or 0.7%, to $352.8 million for the six-month period ended September 30, 2007, as compared with the corresponding prior-year period. Operating income increased $0.3 million, or 1.3%, to $25.5 million. The primary revenue drivers in the segment were demand for equipment and services provided under the R2 program and higher demand for a satellite transmission services program, largely offset by lower volume from add-on commercial vehicle armor kits and for the defense communication transmission system program.

        Operating income essentially was unchanged. The settlement of an assumed liability related to the ESSI acquisition and higher overall revenues were offset by a lower margin defense communications transmission system program and to cost growth on certain engineering and logistics programs. During the six-month period ended September 30, 2006, we recorded $0.5 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate. During the six-month period ended September 30, 2006, we realized a $1.3 million gain on the collection of a note receivable that previously had been partially reserved.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$60,741	$32,329
Net cash used in investing activities	$(32,449)	$(36,078)
Net cash (used in) provided by financing activities	$(72,332)	$37,535

        Operating activities    During the six months ended September 30, 2007, we generated $60.7 million of operating cash flow, $28.4 million more than the $32.3 million of operating cash flow generated in the same period in the prior year. Net earnings decreased $1.8 million to $44.7 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $26.3 million over the corresponding period in the prior year, driven primarily by a $36.8 million non-cash write-off of inventory related to the TWS II program, offset in-part by a non-cash pension curtailment gain of $11.7 million.

        Changes in assets and liabilities, net of effects from business combinations, used $61.5 million in cash for the six months ended September 30, 2007. Inventories used $48.0 million of cash during the period primarily driven by the TWS II program, as we continued to procure new material following recent design modifications. The increase in TWS II inventory and certain other programs was offset, in part, by increased shipments of ground-based target acquisition and missile control subsystems and progress related payments received on tactical generators. Accounts payable used $40.1 million of cash during the period. Customer advances provided $32.7 million of cash during the period, as a result of payments received on ground-based target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, and thermal imaging systems and subsystems for a long-range surveillance system. Accounts receivable provided $23.4 million of cash, as net collections exceeded billings. Accrued expenses and other current liabilities used $29.3 million of cash, mainly due to the payment of income taxes and the liquidation of certain contract-related reserves.

        Investing activities    We paid $32.5 million for capital improvements during the six months ended September 30, 2007, as compared with $27.2 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $70.0 million to $85.0 million in fiscal 2008, as we continue to upgrade our facilities and information technology infrastructure.

        Financing activities    For the six months ended September 30, 2007, financing activities used $72.3 million in cash. We prepaid $75 million of our term loan and made $2.7 million in scheduled repayments under various long-term debt arrangements during the first six months of fiscal 2008. We also received $7.6 million from the exercise of stock options and related excess tax benefits, and paid $2.4 million in cash dividends.

        Simultaneously with the closing of our acquisition of Engineered Support Systems, Inc. (ESSI), on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of a portion of certain of our non-guarantor subsidiaries' capital stock.

        From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of September 30, 2007, $46.3 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, as of September 30, 2007 were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At September 30, 2007, we had $354.9 million of availability under our revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The proceeds of the loan were utilized to permit repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the Jobs Act. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. We are subject to the same financial covenants under the DRS Canada loan, as we are under the Credit Facility, and DRS Canada is subject to other non-financial covenants that are similar to those described for the Credit Facility.

        On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). The net proceeds of the October 2003 Notes, together with a portion of our available cash and initial borrowings under the then existing credit facility, were used to fund the acquisition of Integrated Defense Technologies, Inc. (IDT), repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes.

        On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 2013 (the December 2004 Notes). The December 2004 Notes

were offered as additional debt securities under our indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes.

        On January 31, 2006, in connection with the acquisition of ESSI, we issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, we sold an additional $45.0 million of Convertible Notes pursuant to an overallotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of our available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI's outstanding indebtedness, and pay related fees and expenses.

        In January 2006, in connection with the offering of our 2% Convertible Senior Notes due 2026 (Convertible Notes), we entered into a registration rights agreement relating to our Common Stock issuable upon conversion of the Convertible Notes. Pursuant to the registration rights agreement, if we do not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, we could be subject to additional interest. We believe the likelihood of occurrence of such event is remote and, as such, we have not recorded a liability at September 30, 2007. In the event that it becomes probable that we would have to pay additional interest under the registration rights agreement, we estimate the maximum potential amount as of September 30, 2007 to be approximately $3.5 million per year.

        The January 2006 Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes, the Convertible Notes and trade payables, and are pari passu with the 6 7/8% senior subordinated notes. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries.

        Certain of our debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that we may have outstanding. As of September 30, 2007, we were in compliance with all such financial covenants.

        Accrued interest expense at September 30, 2007 and March 31, 2007 was approximately $25.4 million and $25.6 million, respectively.

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

        Dividends    On August 9, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 28, 2007 to stockholders of record as of September 14, 2007. On November 8, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 31, 2007 to stockholders of record as of December 14, 2007.

        Free cash flow    Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended September 30, 2007 was $41.6 million, or $2.5 million less than $44.1 million in the corresponding period in the prior year. Free cash flow for the six-month period ended September 30, 2007 was $28.2 million, or $23.1 million more than $5.1 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended September 30, 2007 was $110.2 million, or $19.6 million more than the $90.6 million in the corresponding period in the prior year. EBITDA for the six-month period ended September 30, 2007 was $159.5 million or $14.7 million less than the $174.2 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        Off-Balance Sheet Financing Arrangements    We have $345 million of 2% senior convertible notes with a conversion price of $59.70 per share. Upon conversion, we would satisfy our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the notes in excess of the principal amount of the notes, as defined in the convertible debt agreement. We believe the number of shares to be issued upon conversion does not pose a reasonable likelihood of potential significant dilution over the next twelve months. For further information on our Convertible Notes, see Note 8 to our Consolidated Financial Statements.

        In addition, there are 2.4 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $35.72 per share and 0.6 million of non-vested stock awards outstanding at September 30, 2007 that represent additional potential dilution.

        We have not entered into any other off-balance sheet financing arrangements.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations. Except as discussed below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended March 31, 2007 have not materially changed since we filed that report. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $6.8 million within twelve months of September 30, 2007. We are unable to reasonably determine any amounts for years subsequent to September 30, 2008. See Note 3, Income Taxes in the notes to the unaudited condensed consolidated financial statements contained in this report.

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at September 30, 2007 was $3.59 billion, as compared with $3.04 billion at March 31, 2007. We booked $1.11 billion and $2.05 billion in new orders for the three- and six-month periods ended September 30, 2007.

        Internal Research and Development    In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended September 30, 2007 and 2006 were $14.1 million and $14.3 million, respectively, and $25.5 million and $25.3 million for the six-month periods ended September 30, 2007 and 2006, respectively.

        Use of Non-GAAP Financial Measures    Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows. The components of EBITDA and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net Earnings	$43,034	$25,231	$44,684	$46,489
Income taxes	20,566	15,821	21,536	29,331
Interest income	(380)	(322)	(939)	(498)
Interest and related expenses	28,106	30,619	56,816	60,521
Depreciation and amortization	18,847	19,238	37,360	38,363

EBITDA(A)	110,173	90,587	159,457	174,206
Income taxes	(20,566)	(15,821)	(21,536)	(29,331)
Interest income	380	322	939	498
Interest and related expenses	(28,106)	(30,619)	(56,816)	(60,521)
Deferred income taxes	4,711	3,623	3,785	4,083
Changes in assets and liabilities, net of effects from business combinations and divestitures	(1,985)	6,363	(61,507)	(65,435)
Other, net	(4,393)	3,816	36,419	8,829

Net cash provided by operating activities	60,214	58,271	60,741	32,329
Capital expenditures	(18,604)	(14,138)	(32,497)	(27,218)

Free cash flow(B)	$41,610	$44,133	$28,244	$5,111

    (A)
    We define EBITDA as net earnings before net interest and related expenses (principally amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization. The table above presents the components of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities. EBITDA is presented as additional information because we believe it to be a useful indicator of our debt capacity and our ability to service our debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with GAAP. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not reflect cash flows from discontinued operations, and does not include reductions for cash payments for an entity's obligation to service debt, fund working capital, business acquisitions and capital expenditures, and pay income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and it also does not include the results of operations of discontinued operations. EBITDA, as we defined it, may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

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

OTHER MATTERS

New Accounting Pronouncements

        New accounting pronouncements have been issued by the Financial Accounting Standards Board which are not effective until after September 30, 2007. For further discussion of new accounting standards, see Note 18 to our Consolidated Financial Statements in Item 1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        See Part II, Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for a discussion of the Company's exposure to market risks.

Item 4.    Controls and Procedures

        (a) Disclosure Controls and Procedures    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        (b) Internal Control Over Financial Reporting    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007 that materially have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million at both September 30, 2007 and March 31, 2007 for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at September 30, 2007, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT), and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967. In 1962, the land was transferred to the U.S. government and the alleged predecessor of Tech Sym was given a 25-year mining lease. In 1967, the mining rights were transferred to a third party by a trustee in bankruptcy, and we believe that the mine was operated by such third party until approximately 1969. We understand that there are other companies in the chain of title to the mining rights subsequent to Tech-Sym's alleged predecessor, and, accordingly, that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. During its period of ownership, IDT retained a technical consultant in connection with this matter, who conducted a limited, preliminary review of site conditions and communicated with the NPS regarding actions that may be required at the site by all of the PRPs. On February 6, 2005, the NPS sent us an Engineering Evaluation/Cost Analysis Work Plan (the NPS EE/CA) under CERCLA (the CERCLA Letter) with regards to Operable Unit 1 of the Orphan Mine site. In our view, the NPS EE/CA included additional clean up not covered by CERCLA. The CERCLA Letter also requested (a) payment of $0.5 million for costs incurred by the NPS related to the Orphan Mine, and (b) a "good faith offer" to conduct the response activity outlined by the NPS and to reimburse the NPS for future costs. The NPS advised that a similar letter had been sent to another PRP. We initiated discussions with the other PRP and with NPS, and engaged a technical consultant to evaluate the existing documentation and the site in depth. As a result the technical consultant submitted to the NPS, on behalf of us and the other PRP, an alternative Engineering Evaluation/Cost Analysis Work Plan (the alternative EE/CA) with regard to Operable Units 1 and 2 of the Orphan Mine site.

        Since late 2005, the PRPs and NPS have discussed the technical merits of the alternative EE/CA and ways to resolve certain differences between the alternative EE/CA and the NPS EE/CA provided with the CERCLA Letter. The parties also have discussed certain legal issues relating to the process for implementing an alternative EE/CA and entering into a settlement agreement that would memorialize the parties' intent. The potential liability associated with this matter can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

        In connection with our acquisition of ESSI in January 2006, we have been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

        In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI's earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by "tipping" his financial advisor and close friend by sharing material, nonpublic information regarding ESSI's financial condition shortly before certain 2003 earnings announcements.

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop work order relating to ESSI's Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC.

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

        In May 2006, we were advised that the Enforcement Division of the SEC and the U.S. Attorney's office each had expanded its investigation to include possible "backdating" of the timing of option grants at ESSI prior to the time ESSI was acquired by us. As a part of its investigation, the SEC issued subpoenas to certain former officers and employees of ESSI to provide testimony and produce certain documents.

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial Officer and former Controller each had participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme.

        In March 2007, ESSI's former Controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded.

        In March 2007, ESSI's former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. In July 2007, ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each were indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002.

        Although ESSI continues to be a subject of the U.S. Attorney's office's investigation, the U.S. Attorney's office has advised us that ESSI is not a target. Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney's office further has advised us that it considers DRS to be a witness, not a subject or target of its investigation.

        We are committed to full cooperation with regard to the foregoing investigations. We are unable to determine at this time either the timing of the SEC or U.S. Attorney's office investigations or the impact, if any, the investigations could have on us.

        In September 2006, the Internal Revenue Service commenced an audit of ESSI's Federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. Thereafter, the Internal Revenue Service agreed, subject to Congressional approval, to close these audits based on ESSI's agreement to accept certain proposed adjustments (primarily involving the reversal of certain compensation deductions taken during these tax years) and a corresponding assessment of approximately $11.3 million (exclusive of interest) which was previously accrued. In September 2007, we received written confirmation from the Congressional Joint Committee on Taxation that it took no exception to the proposed adjustments.

        In August 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI's former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI's Board of Directors and Compensation Committee), ESSI's former Chief Financial Officer and ESSI's former Controller relating to the alleged backdating of stock options prior to ESSI's acquisition by DRS. The complaint also contains claims against each of the current members of DRS's Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition. We believe the claims made against the current DRS Directors are without merit.

        In July 2006, DRS Technologies, Inc. and one of its subsidiaries, DRS Training & Control Systems, Inc., each were issued a subpoena by the United States District Court for the Northern District of Florida. The subpoenas were issued in connection with an investigation conducted by the Antitrust Division of the U.S. Department of Justice involving allegations of possible anticompetitive activity in certain international markets. On June 21, 2007, we received written notification from the Antitrust Division of the Department of Justice that they had closed this investigation.

Item 1.A.    Risk Factors

        In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.    Submissions of Matters to a Vote of Security Holders

        On August 9, 2007, the Company held its Annual Meeting of Stockholders at our corporate offices located at 5 Sylvan Way, Parsippany, New Jersey, 07054. The following matters were submitted to a vote of stockholders:

  i.
  To elect four Class III directors, each to hold office for a term of three years;

  ii.
  To ratify the appointment of KPMG LLP as DRS's independent registered public accounting firm;

  iii.
  To ratify the adoption of the DRS Technologies, Inc. Amended and Restated Incentive Compensation Plan.

        The following summarizes the voting results:

	For	Withheld
Proposal (i):
William F. Heitmann	36,941,079	366,266
C. Shelton James	36,941,191	366,191
Stuart F. Platt	35,305,866	2,001,479
Eric J. Rosen	36,910,013	397,013
	For	Abstain	Against
Proposal (ii):	36,936,262	10,720	227,753
	For	Abstain	Against
Proposal (iii):	32,483,244	66,014	706,445

Items 2, 3 and 5 are not applicable and have been omitted.

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
10.1	DRS Technologies, Inc. Incentive Compensation Plan, incorporated by reference from DRS's definitive proxy statement filed July 3, 2007
10.2*	First Amendment to the DRS Technologies, Inc. Incentive Compensation Plan effective as of November 8, 2007
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Date: November 9, 2007	/s/ RICHARD A. SCHNEIDER Richard A. Schneider Executive Vice President, Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Index to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet As of September 30, 2007 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2006 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2006 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2007 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2006 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1.A. Risk Factors
  Item 4. Submissions of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES