Form 10-Q
period 2007-12-31
DRS TECHNOLOGIES INC
filed 2008-02-08
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Large Accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

        Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2008
Common Stock—$0.01 par value	41,361,189

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per-share data)

(Unaudited)

	December 31, 2007	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$48,185	$95,833
Accounts receivable, net of allowance for doubtful accounts of $2,266 and $1,703 as of December 31, 2007 and March 31, 2007, respectively	532,172	535,242
Inventories, net	420,735	367,612
Prepaid expenses, deferred income taxes and other current assets	137,407	126,975

Total current assets	1,138,499	1,125,662

Property, plant and equipment, less accumulated depreciation of $211,474 and $178,241 at December 31, 2007 and March 31, 2007, respectively	243,570	231,206
Acquired intangible assets, net	175,117	196,984
Goodwill	2,626,139	2,616,642
Deferred income taxes and other noncurrent assets	40,182	44,216

Total assets	$4,223,507	$4,214,710

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,518	$5,161
Accounts payable	287,050	297,427
Accrued expenses and other current liabilities	509,516	467,944

Total current liabilities	802,084	770,532
Long-term debt, excluding current installments	1,654,335	1,783,046
Other liabilities	147,631	158,682

Total liabilities	2,604,050	2,712,260

Commitments and contingencies
Stockholders' equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at December 31, 2007 and March 31, 2007	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; 41,358,110 and 40,673,944 shares issued at December 31, 2007 and March 31, 2007, respectively	413	407
Additional paid-in capital	1,125,826	1,099,991
Retained earnings	483,403	399,793
Accumulated other comprehensive earnings	9,815	2,259

Total stockholders' equity	1,619,457	1,502,450

Total liabilities and stockholders' equity	$4,223,507	$4,214,710

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per-share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Products	$631,058	$511,692	$1,745,398	$1,500,180
Services	205,552	168,669	610,611	521,984

Total revenues	836,610	680,361	2,356,009	2,022,164
Costs and expenses	744,870	603,734	2,140,806	1,808,664

Operating income	91,740	76,627	215,203	213,500
Interest income	574	370	1,513	868
Interest and related expenses	27,401	30,268	84,217	90,789
Other (income) expense, net	(328)	(71)	(41)	1

Earnings before non-controlling interests and income taxes	65,241	46,800	132,540	123,578
Non-controlling interests	324	131	1,403	1,089

Earnings before income taxes	64,917	46,669	131,137	122,489
Income taxes	22,296	11,575	43,832	40,906

Net earnings	$42,621	$35,094	$87,305	$81,583

Net earnings per share of common stock:
Basic earnings per share:	$1.05	$0.88	$2.15	$2.05
Diluted earnings per share:	$1.03	$0.86	$2.11	$2.01
Dividends per common share	$0.03	$0.03	$0.09	$0.09

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$87,305	$81,583
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	57,263	57,122
Share-based compensation	8,930	8,224
Deferred income taxes	4,946	2,959
Thermal Weapon Sight II charge (Note 5.)	36,844	—
Inventory reserve and provision for doubtful accounts	1,976	963
Amortization and write-off of deferred financing fees	4,708	4,419
Pension plan curtailment gain	(11,719)	—
Other, net	1,584	(150)
Changes in assets and liabilities, net of effects from business combinations:
Decrease (increase) in accounts receivable	4,220	(69,498)
Increase in inventories	(87,561)	(44,252)
(Increase) decrease in prepaid expenses and other current assets	(7,405)	13,863
(Decrease) increase in accounts payable	(12,002)	3,254
Decrease in accrued expenses and other current liabilities	(12,939)	(6,806)
Increase in customer advances	45,395	7,619
(Decrease) increase in pension and postretirement benefit liabilities	(5,690)	973
Other, net	2,666	1,381

Net cash provided by operating activities	118,521	61,654
Cash Flows from Investing Activities
Capital expenditures	(48,790)	(38,113)
Payments pursuant to business combinations, net of cash acquired	—	(9,761)
Disposition of property, plant and equipment	410	348
Other, net	—	60

Net cash used in investing activities	(48,380)	(47,466)
Cash Flows from Financing Activities
Borrowings on revolving line of credit	300,000	385,500
Repayments of revolving line of credit	(300,000)	(355,500)
Borrowings of long-term debt	—	459
Repayments of long-term debt	(129,098)	(3,423)
Excess tax benefit realized from share-based payment arrangements	4,274	2,258
Proceeds from stock option exercises	9,998	8,517
Dividends paid	(3,689)	(3,619)
Other	490	245

Net cash (used in) provided by financing activities	(118,025)	34,437
Effect of exchange rates on cash and cash equivalents	236	(367)

Net (decrease) increase in cash and cash equivalents	(47,648)	48,258
Cash and cash equivalents, beginning of period	95,833	1,293

Cash and cash equivalents, end of period	$48,185	$49,551

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

2. Basis of Presentation

        The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and controlling interests of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 2007, the results of its operations for the three- and nine-month periods ended December 31, 2007 and 2006, and its cash flows for the nine-month periods ended December 31, 2007 and 2006. The results of operations and cash flows for the interim period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2007, which are included in the Company's filing on Form 10-K for the year ended March 31, 2007.

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

2. Basis of Presentation (Continued)

        The fiscal year-end consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation.

3. Income Taxes

        The provision for income taxes for the three- and nine-month periods ended December 31, 2007 reflected an effective income tax rate of approximately 34.3% and 33.4%, respectively, as compared with 24.8% and 33.4%, respectively, for the same periods last year. The Company's effective rate for the third quarter includes $1.0 million of discrete tax benefits compared to $5.5 million in the comparable quarter from the prior year. The discrete cumulative benefit in the third quarter of the prior year is related to an Extraterritorial Income Exclusion benefit.

        In July 2006, the Financial Accounting Standard's Board (FASB) issued FASB Interpretation No. 48 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was recognized previously if it was "probable" of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent, unless the liability is expected to be settled in cash within 12 months of the reporting date. The Company adopted the provisions of FIN 48 on April 1, 2007. The impact of adopting FIN 48 on the Company's consolidated financial statements is summarized below.

	Balance at March 31, 2007	FIN 48 Reclassification	Balance at April 1, 2007
	(in thousands)
Accrued interest	$25,608	$5,801	$31,409
Income taxes payable	$51,470	$(8,243)	$43,227
Deferred tax assets	$26,451	$4,932	$31,383
Other liabilities	$158,682	$7,374	$166,056
Retained earnings	$399,793	$—	$399,793

        The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, equity related payroll deductions, the deductibility of certain expenses and intercompany transactions, as well as other matters. At April 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $38.0 million (of which approximately $5.3 million would impact the Company's effective tax rate if recognized) plus accrued interest of $5.8 million. As of December 31, 2007, the corresponding balance for unrecognized tax benefits was approximately $21.0 million (of which approximately $6.1 million would impact the Company's effective tax rate if recognized) for the items described above plus approximately $4.6 million of accrued interest. The reduction of approximately $17.0 million in the unrecognized tax benefit for the nine months ended

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Income Taxes (Continued)

December 31, 2007 relates primarily to the Engineered Support Systems, Inc. (ESSI) tax settlement (See Note 15) of which $12.8 million was paid to or applied to refunds due from taxing authorities and $4.1 million was reversed through goodwill with the remaining amount reducing income tax expense in the consolidated statement of earnings.

        The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of December 31, 2007, a summary of the tax years that remain subject to examination in the Company's major tax jurisdictions are:

United States—Federal	March 31, 2002 and forward
United States—States	March 31, 2002 and forward
Germany	December 31, 2002 and forward
United Kingdom	December 31, 2003 and forward
Canada	October 31, 2003 and forward
Canada—Provinces	December 31, 2001 and forward

        Based upon the expiration of statutes of limitations and/or the anticipated conclusion of tax examinations in several jurisdictions, the Company believes it reasonably possible that the total amount of liability for unrecognized tax benefits for the items discussed above may decrease by up to $5.1 million within 12 months of December 31, 2007.

        The Company's policy is to classify penalties related to unrecognized tax benefits as income tax expense. The Company's policy is to classify interest related to unrecognized tax benefits as interest expense. In fiscal 2007 and prior, these amounts were classified as income tax expense.

4. Share-Based Compensation

        The Company recorded total share-based costs related to stock options and non-vested stock of $3.8 million and $10.4 million for the three- and nine-month periods ended December 31, 2007, respectively, and $2.8 million and $8.9 million for the three- and nine-month periods ended December 31, 2006, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Total cost of share-based payment plans	$3,811	$2,833	$10,367	$8,883
Amounts capitalized in inventory	(2,350)	(1,619)	(6,065)	(3,891)
Amounts charged against earnings for amounts previously capitalized in inventory	2,340	1,442	4,628	3,232

Amounts charged against earnings before income tax benefit	$3,801	$2,656	$8,930	$8,224

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Share-Based Compensation (Continued)

        Stock Options    The following table summarizes information regarding the Company's stock option activity and amounts as of and for the nine months ended December 31, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2007	2,394,314	$32.04
Granted	249,469	$53.67
Exercised	(447,546)	$22.34
Cancelled/forfeited	(23,873)	$33.87

Outstanding at December 31, 2007	2,172,364	$36.50	6.26	$38,601

Vested and expected to vest at December 31, 2007(1)	2,157,425	$36.41	6.25	$38,528

Exercisable at December 31, 2007	1,590,742	$32.98	5.54	$33,860

(1)
Represents outstanding options reduced by expected forfeitures.

        The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS's closing stock price on the last trading day of the third quarter (December 31, 2007) and the exercise price, multiplied by the number of in-the-money stock options for each category.

        The total intrinsic values of stock options exercised, based on the difference between DRS's stock price at the time of exercise and the related exercise price, during the nine-month periods ended December 31, 2007 and 2006 was $14.8 million and $9.5 million, respectively. Total compensation cost related to stock options was $1.4 million and $4.3 million for the three- and nine-month periods ended December 31, 2007, respectively, and $1.2 million and $5.0 million for the three- and nine-month periods ended December 31, 2006, respectively. At December 31, 2007, unrecognized compensation costs related to stock options was $8.6 million ($5.4 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.6 years.

        The estimated weighted average grant date fair value of each stock option awarded was $20.99 for the nine-month period ended December 31, 2007, and $16.41 and $21.44 for the three- and nine-month periods ended December 31, 2006, respectively. There were no stock option grants for the three-month period ended December 31, 2007.

        Stock Option Fair Value Estimation Assumptions    For purposes of estimating the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company's valuation model is impacted by DRS's stock price, as well as weighted average assumptions for a number of subjective variables described below.

  •
  Expected Holding Period  The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Share-Based Compensation (Continued)

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

Nine Months Ended December 31, 2007
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

        Compensation cost for non-vested stock awards for the three months ended December 31, 2007 and 2006 was $2.4 million and $1.6 million, respectively, and $6.1 million and $3.9 million for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, total unrecognized compensation costs related to non-vested stock awards was $19.1 million ($12.2 million after income taxes), and that amount is expected to be recognized over a weighted average remaining period of 2.1 years.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Share-Based Compensation (Continued)

        The following table details the activity in non-vested stock awards for the nine months ended December 31, 2007.

	Nine Months Ended December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested—Balance at March 31, 2007	362,396	$49.86
Granted	285,814	$54.27
Vested	(2,000)	$27.79
Forfeited/cancelled	(39,538)	$51.23

Nonvested—Balance at December 31, 2007	606,672	$51.93

5. Inventories

        Inventories are summarized as follows:

	December 31, 2007	March 31, 2007
	(in thousands)
Work-in-process	$511,205	$466,221
General and administrative costs	72,186	64,229
Raw material and finished goods	59,282	53,158

	642,673	583,608
Less: Progress payments and certain customer advances	212,013	206,746
Inventory reserve	9,925	9,250

Total	$420,735	$367,612

        Inventoried contract costs for the Company's businesses that are primarily government contractors include certain general and administrative (G&A) costs, including internal research and development (IRAD) costs and bid and proposal (B&P) costs. G&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. government regulations. The Company allocates these costs to government contracts and accounts for them as product costs, not as period expenses, at the majority of the Company's operating units.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Balance in inventory at beginning of period	$70,817	$65,223	$64,229	$63,836
Add: Incurred costs	112,182	91,877	301,504	266,938
Less: Amounts included in costs and expenses	(110,813)	(90,810)	(293,547)	(264,484)

Balance in inventory at end of period	$72,186	$66,290	$72,186	$66,290

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Inventories (Continued)

        Total expenditures for IRAD amounted to approximately $14.9 million and $12.6 million for the three-month periods ended December 31, 2007 and 2006, respectively, and $40.4 million and $37.9 million, respectively, for the nine-month periods then ended.

        During the first quarter of fiscal 2008, the Company recorded a $36.8 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The charge reflected the cost of procuring new material following design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable product and components from the TWS II program (transferred inventory) to inventory during the first quarter of fiscal 2008, which is valued at the lower of cost or market as of December 31, 2007. The Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect the Company's ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and/or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period. During the third quarter of fiscal 2008, the Company received an order for $5.3 million of thermal weapon sights that will be shipped out of the transferred inventory. As of December 31, 2007, approximately $21.5 million of transferred inventory and components remained with the Company.

6. Goodwill and Intangible Assets

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2007 to December 31, 2007.

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2007	$654,446	$176,376	$1,040,605	$745,215	$2,616,642
ESSI tax settlements	—	—	(2,297)	(1,228)	(3,525)
Codem Systems, Inc. acquisition earn-out	2,638	—	—	—	2,638
Night Vision Systems, Inc. earn-out	—	3,738	—	—	3,738
Walkabout Computer Systems, Inc. acquisition earn-out	238	—	—	—	238
Power Technologies, Inc. earn-out	2,000	—	—	—	2,000
Transfer of operating unit(A)	—	—	12,118	(12,118)	—
Other	(390)	—	—	—	(390)
Foreign currency translation adjustment	3,632	—	1,166	—	4,798

Balance as of December 31, 2007	$662,564	$180,114	$1,051,592	$731,869	$2,626,139

(A)
On October 1, 2007, the ESSIBuy operating unit, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The goodwill adjustment was considered immaterial for purposes of restating prior-period goodwill balances for both the Sustainment Systems and Technical Services Segments.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Goodwill and Intangible Assets (Continued)

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of December 31, 2007 and March 31, 2007. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of December 31, 2007
Technology-based intangibles	18 years	$47,859	$(19,202)	$28,657
Customer and program/contract-related intangibles	11 years	214,612	(68,152)	146,460

Total		$262,471	$(87,354)	$175,117

As of March 31, 2007
Technology-based intangibles	18 years	$47,859	$(17,016)	$30,843
Customer and program/contract-related intangibles	11 years	214,439	(48,298)	166,141

Total		$262,298	$(65,314)	$196,984

        The aggregate acquired intangible asset amortization expense for the three-month periods ended December 31, 2007 and 2006 was $7.3 million and $7.9 million, respectively, and for the nine-month periods ended December 31, 2007 and 2006 was $22.0 million and $23.3 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2008, $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011 and $14.0 million for fiscal year 2012.

        The Company's goodwill and intangible assets are more fully described in Note 3 to the Company's consolidated financial statements for the year ended March 31, 2007.

7. Product Warranties

        Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty costs are recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties for the nine months ended December 31, 2007 and 2006, which are included in accrued expenses and other current liabilities.

	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of period	$31,180	$29,829
Acquisitions during the period	—	932
Accruals for product warranties issued during the period	18,848	17,035
Settlements made during the period	(12,824)	(14,501)
Other	(262)	68

Balance at end of the period	$36,942	$33,363

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Debt

	December 31, 2007	March 31, 2007
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	145,187	272,250
Canadian Term Loan	8,148	8,479
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized bond premium on 6 7/8% Senior Subordinated Notes	6,605	7,453
Other obligations	4,913	5,025

	1,659,853	1,788,207
Less:
Current installments of long-term debt	5,518	5,161

Total long-term debt	$1,654,335	$1,783,046

        The weighted average interest rate on the Company's term loan borrowings under its Credit Facility was 6.5% as of December 31, 2007 (6.9% as of March 31, 2007). At December 31, 2007 and March 31, 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility.

        From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of December 31, 2007, $32.7 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit. At December 31, 2007, the Company had $368.5 million of availability under its revolving line of credit.

        During the nine months ended December 31, 2007, the Company prepaid at its discretion $125.0 million of the outstanding term loan with proceeds from the Company's revolving line of credit and recognized a $0.3 million charge to interest and related expenses.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 6.0% as of December 31, 2007 (6.0% as of March 31, 2007). The carrying value of the Canadian Term Loan increased $1.3 million during the nine months ended December 31, 2007, as a result of the strengthening of the Canadian dollar compared to the U.S. dollar during that period.

        Accrued interest expense at December 31, 2007 and March 31, 2007 was $27.8 million and $25.6 million, respectively.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Debt (Continued)

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the Company may have outstanding. As of December 31, 2007, the Company was in compliance with all covenants.

        In January 2006, in connection with the offering of the Company's 2% Convertible Notes due 2026 (Convertible Notes), the Company entered into a registration rights agreement relating to the Company's Common Stock issuable upon conversion of the Convertible Notes. Pursuant to the registration rights agreement, if the Company does not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, the Company could be subject to additional interest. The Company believes the likelihood of occurrence of such event is remote and, therefore, the Company has not recorded a liability at December 31, 2007. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of December 31, 2007 to be approximately $3.5 million per year.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$42,621	$35,094	$87,305	$81,583

Weighted average common shares outstanding	40,676	39,879	40,528	39,742

Basic earnings per share	$1.05	$0.88	$2.15	$2.05

Diluted EPS computation
Net earnings	$42,621	$35,094	$87,305	$81,583

Diluted common shares outstanding
Weighted average common shares outstanding	40,676	39,879	40,528	39,742
Stock options and non-vested awards	793	861	833	932

Diluted common shares outstanding	41,469	40,740	41,361	40,674

Diluted earnings per share	$1.03	$0.86	$2.11	$2.01

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

9. Earnings per Share (Continued)

        At December 31, 2007 and 2006, there were 423,843 and 401,716 options to acquire DRS common stock outstanding, respectively, that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years.

        For the three- and nine-month periods ended December 31, 2007 and 2006, DRS's 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during such periods was below $59.70 per share.

10. Comprehensive Earnings

        The components of comprehensive earnings for the three- and nine-month periods ended December 31, 2007 and 2006 consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Net earnings	$42,621	$35,094	$87,305	$81,583
Other comprehensive earnings:
Foreign currency translation adjustments	(602)	(1,047)	6,211	1,534
Minimum pension liability, net of income taxes	92	(251)	1,345	(908)
Unrealized net gains on hedging instruments arising during the period, net of income tax	—	—	—	(20)

Comprehensive earnings	$42,111	$33,796	$94,861	$82,189

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

        On June 29, 2007, the Company approved and adopted an amendment to one of its defined benefit pension plans to cease the accrual of future benefits effective December 31, 2007. All retirement benefits earned by employees enrolled in the plan as of December 31, 2007 are fully preserved. Such employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the defined benefit pension plan was accounted for as a plan curtailment, and, as a result, the Company recorded a gain of $11.7 million during the second quarter of fiscal 2008.

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three- and nine-month periods ended December 31,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

11. Pensions and Other Employee Benefits (Continued)

2007 and 2006. These plans are more fully described in Note 12 to the Company's Consolidated Financial Statements for the year ended March 31, 2007.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended December 31,
	2007	2006	2007	2006	2007	2006
	(in thousands)
Service cost	$1,955	$1,834	$120	$146	$146	$143
Interest cost	3,526	3,243	332	320	361	318
Expected return on plan assets	(4,065)	(3,490)	(62)	(56)	—	—
Amortization of unrecognized loss (gain)	58	117	(35)	(8)	41	47
Amortization of transition obligation	—	—	28	28	—	—
Amortization of unrecognized prior-service cost	3	39	(6)	(6)	194	194

Net periodic benefit cost	$1,477	$1,743	$377	$424	$742	$702

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006
	(in thousands)
Service cost	$5,411	$5,503	$360	$437	$438	$429
Interest cost	10,832	9,728	996	959	1,082	955
Expected return on plan assets	(12,194)	(10,470)	(186)	(169)	—	—
Amortization of unrecognized loss (gain)	262	350	(105)	(25)	123	141
Amortization of transition obligation	—	—	84	84	—	—
Amortization of unrecognized prior-service cost	9	117	(18)	(18)	582	583
Curtailment gain	(11,719)	—	—	—	—	—

Net periodic benefit (income) cost	$(7,399)	$5,228	$1,131	$1,268	$2,225	$2,108

        The Company expects to contribute $15.9 million and $1.6 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2008, of which $12.1 million and $1.2 million, respectively, were contributed during the nine-month period ended December 31, 2007.

12. Operating Segments

        The Company's four principal operating segments, on the basis of products and services offered are: the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other.

        The C4I Segment is comprised of the following business areas: Command, Control & Communications, which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

12. Operating Segments (Continued)

communications, air combat training, electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, diagnostics and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

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

        On October 1, 2007, the ESSIBuy operating unit, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The balance sheet and operating results of ESSIBuy were reclassified for the period from April 1, 2007 through September 30, 2007. The results in the prior-year were not reclassified, as they were considered immaterial to both segments.

        Transactions between segments generally are negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. The Company evaluates segment-level performance based on revenues and operating income, as presented in the Consolidated Statements of Earnings. Operating

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

12. Operating Segments (Continued)

income, as shown, includes amounts allocated from DRS Corporate operations using an allocation methodology prescribed by U.S. government regulations for government contractors.

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Three Months Ended December 31, 2007
Total revenues	$337,067	$207,183	$131,251	$167,537	$—	$843,038
Intersegment revenues	(3,654)	(489)	(1,622)	(663)	—	(6,428)

External revenues	$333,413	$206,694	$129,629	$166,874	$—	$836,610

Operating income (loss)	$39,019	$25,143	$15,154	$12,652	$(228)	$91,740
Total assets	$1,317,120	$470,014	$1,316,932	$967,230	$152,211	$4,223,507
Depreciation and amortization	$6,776	$3,376	$4,505	$3,807	$1,439	$19,903
Capital expenditures	$6,512	$4,816	$1,193	$2,294	$1,478	$16,293
Three Months Ended December 31, 2006
Total revenues	$268,816	$167,910	$104,004	$152,409	$—	$693,139
Intersegment revenues	(763)	(1,124)	(8,010)	(2,881)	—	(12,778)

External revenues	$268,053	$166,786	$95,994	$149,528	$—	$680,361

Operating income (loss)	$27,669	$20,588	$17,039	$11,390	$(59)	$76,627
Total assets	$1,245,035	$464,241	$1,300,872	$988,539	$165,954	$4,164,641
Depreciation and amortization	$6,015	$3,379	$4,840	$3,311	$1,214	$18,759
Capital expenditures	$4,750	$2,179	$1,629	$642	$1,695	$10,895
Nine Months Ended December 31, 2007
Total revenues	$953,834	$552,872	$368,489	$513,895	$—	$2,389,090
Intersegment revenues	(12,603)	(3,824)	(14,470)	(2,184)	—	(33,081)

External revenues	$941,231	$549,048	$354,019	$511,711	$—	$2,356,009

Operating income (loss)	$105,007	$22,432	$51,108	$37,292	$(636)	$215,203
Total assets	$1,317,120	$470,014	$1,316,932	$967,230	$152,211	$4,223,507
Depreciation and amortization	$18,810	$10,174	$13,271	$10,828	$4,180	$57,263
Capital expenditures	$20,511	$9,821	$4,559	$9,069	$4,830	$48,790
Nine Months Ended December 31, 2006
Total revenues	$815,150	$433,975	$319,436	$504,909	$—	$2,073,470
Intersegment revenues	(3,406)	(3,825)	(39,109)	(4,966)	—	(51,306)

External revenues	$811,744	$430,150	$280,327	$499,943	$—	$2,022,164

Operating income	$88,072	$46,412	$41,654	$36,578	$784	$213,500
Total assets	$1,245,035	$464,241	$1,300,872	$988,539	$165,954	$4,164,641
Depreciation and amortization	$18,790	$10,755	$13,424	$10,397	$3,756	$57,122
Capital expenditures	$18,270	$8,368	$4,262	$2,895	$4,318	$38,113

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

13. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Cash paid for:
Interest	$78,664	$85,487
Income taxes	$44,708	$31,155
Supplemental disclosure of significant non-cash investing activities:
Acquisition earn-out—Night Vision Systems, Inc.	$3,738	$6,627
Acquisition earn-out—Codem Systems, Inc.	$2,638	$—
Acquisition earn-out—Power Technology, Inc.	$2,000	$—
Acquisition earn-out—WalkAbout Computer Systems, Inc.	$238	$279
Contribution of fixed assets to joint venture	$429	$1,000
Fixed assets vouchered but not paid	$5,139	$—

14. Cash Dividends on DRS Common Stock

        On November 8, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 31, 2007 to stockholders of record as of December 14, 2007. Cash dividends paid for the three- and nine-month periods ended December 31, 2007 were $1.2 million and $3.7 million, respectively. On February 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on March 31, 2008 to stockholders of record as of March 14, 2008.

15. Contingencies

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of the Company's subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company had recorded accruals totaling $3.0 million at both December 31, 2007 and March 31, 2007 for losses related to those matters that the Company considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at December 31, 2007, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT) and prior to the Company's acquisition of IDT,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

15. Contingencies (Continued)

Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967 and owned it for the majority of such time. The Company believes that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that, although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

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

15. Contingencies (Continued)

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

        In March 2007, ESSI's former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. In July 2007, ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) were each indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002. The presiding judge has scheduled the criminal trial against these individuals to commence on September 2, 2008.

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

        The Company is committed to full cooperation with regard to the foregoing investigations and proceedings. The Company is unable to determine at this time the impact, if any, these matters could have on the Company.

        In September 2006, the Internal Revenue Service commenced an audit of ESSI's Federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. Thereafter, the Internal Revenue Service agreed, subject to Congressional approval, to close these audits based on ESSI's agreement to accept certain proposed adjustments (primarily involving the reversal of certain compensation deductions taken during these tax years) and a corresponding assessment of approximately $11.3 million (exclusive of interest), which was previously accrued. In September 2007,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

15. Contingencies (Continued)

the Company received written confirmation from the Congressional Joint Committee on Taxation that it took no exception to the proposed adjustments.

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

        In January 2008, the Company received an inquiry from the Australian Competition and Consumer Commission (ACCC) related to one of its subsidiaries, DRS Training & Control Systems, Inc. The ACCC has requested documents and information regarding allegations of possible anticompetitive activity in violation of the Australian Trade Practices Act. The Company has commenced an internal investigation involving this matter, but currently is unable to determine the timing or the impact, if any, that the matter may have on the Company.

16. Related-Party Transactions

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

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company's Board is of counsel, provided legal services to the Company during the nine months ended December 31, 2007 and 2006. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the nine months ended December 31, 2007 and 2006 were $1.3 million and $3.0 million, respectively.

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

        The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of December 31, 2007 and March 31, 2007, the Condensed Consolidating Statements of Earnings for the three- and nine-month periods ended December 31, 2007 and 2006, and the Condensed Consolidating Statements of Cash Flows for the nine-month periods ended December 31, 2007 and 2006 presents:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$28,760	$—	$28,731	$(9,306)	$48,185
Accounts receivable, net	4	498,332	33,836	—	532,172
Inventories, net	—	362,876	57,873	(14)	420,735
Prepaid expenses, deferred income taxes and other current assets	100,160	204,943	37,705	(205,401)	137,407
Intercompany receivables	2,105,329	—	—	(2,105,329)	—

Total current assets	2,234,253	1,066,151	158,145	(2,320,050)	1,138,499

Property, plant and equipment, net	16,912	213,028	13,630	—	243,570
Acquired intangibles, net	—	174,532	585	—	175,117
Goodwill	24,115	2,553,957	48,067	—	2,626,139
Deferred income taxes and other noncurrent assets	41,986	74,839	12,133	(88,776)	40,182
Investment in subsidiaries	1,143,419	36,863	42	(1,180,324)	—

Total assets	$3,460,685	$4,119,370	$232,602	$(3,589,150)	$4,223,507

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$221	$2,547	$—	$5,518
Accounts payable	5,554	243,802	37,694	—	287,050
Accrued expenses and other current liabilities	163,380	501,175	50,365	(205,404)	509,516
Intercompany payables	—	742,871	8,782	(751,653)	—

Total current liabilities	171,684	1,488,069	99,388	(957,057)	802,084

Long-term debt, excluding current installments	1,644,041	3,057	7,237	—	1,654,335
Other liabilities	25,503	186,539	24,366	(88,777)	147,631

Total liabilities	1,841,228	1,677,665	130,991	(1,045,834)	2,604,050

Total stockholders' equity	1,619,457	2,441,705	101,611	(2,543,316)	1,619,457

Total liabilities and stockholders' equity	$3,460,685	$4,119,370	$232,602	$(3,589,150)	$4,223,507

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$755,948	$84,979	$(4,317)	$836,610
Cost and expenses	205	670,865	78,110	(4,309)	744,871

Operating income	(205)	85,083	6,869	(8)	91,739
Interest income	365	(4)	213	—	574
Interest and related expense	27,191	67	143	—	27,401
Other (income) expense, net	(25)	68	(371)	—	(328)
Management fees	871	(831)	(40)	—	—
Royalties	688	—	(688)	—	—
Intercompany interest	21,457	(21,334)	(123)	—	—

Earnings (losses) before non-controlling
interest and income taxes	(3,990)	62,779	6,459	(8)	65,240
Non-controlling interest	—	—	324	—	324

Earnings (losses) before income taxes	(3,990)	62,779	6,135	(8)	64,916
Income taxes	(1,384)	21,670	2,018	(8)	22,296
Earnings (losses) from subsidiary entities	45,226	—	—	(45,226)	—

Net earnings	$42,620	$41,109	$4,117	$(45,226)	$42,620

Condensed Consolidating Statements of Earnings
Three Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$624,840	$59,936	$(4,415)	$680,361
Cost and expenses	18	551,798	56,335	(4,417)	603,734

Operating income (loss)	(18)	73,042	3,601	2	76,627
Interest income	300	21	49	—	370
Interest and related expenses	30,036	83	149	—	30,268
Other (income) expense, net	114	(87)	(98)	—	(71)
Management fees	701	(661)	(40)	—	—
Royalties	526	—	(526)	—	—
Intercompany interest	24,728	(24,651)	(77)	—	—

Earnings (losses) before non-controlling interest and income taxes	(3,913)	47,755	2,956	2	46,800
Non-controlling interest	—	—	131	—	131

Earnings (losses) before income taxes	(3,913)	47,755	2,825	2	46,669
Income taxes	(974)	11,974	573	2	11,575
Earnings (losses) from subsidiary entities	38,033	—	—	(38,033)	—

Net earnings	$35,094	$35,781	$2,252	$(38,033)	$35,094

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,143,008	$224,892	$(11,891)	$2,356,009
Cost and expenses	577	1,946,637	205,471	(11,879)	2,140,806

Operating income (loss)	(577)	196,371	19,421	(12)	215,203
Interest income	1,126	39	348	—	1,513
Interest and related expense	83,563	222	432	—	84,217
Other (income) expense, net	(1,250)	252	957	—	(41)
Management fees	2,439	(2,321)	(118)	—	—
Royalties	1,748	—	(1,748)	—	—
Intercompany interest	67,567	(67,360)	(207)	—	—

Earnings (losses) before non-controlling interest and income taxes	(10,010)	126,255	16,307	(12)	132,540
Non-controlling interest	—	—	1,403	—	1,403

Earnings (losses) before income taxes	(10,010)	126,255	14,904	(12)	131,137
Income taxes	(3,338)	42,380	4,802	(12)	43,832
Earnings (losses) from subsidiary entities	93,977	—	—	(93,977)	—

Net earnings	$87,305	$83,875	$10,102	$(93,977)	$87,305

Condensed Consolidating Statements of Earnings
Nine Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,853,484	$181,900	$(13,220)	$2,022,164
Cost and expenses	(899)	1,654,184	168,611	(13,232)	1,808,664

Operating income	899	199,300	13,289	12	213,500
Interest income	691	69	108	—	868
Interest and related expenses	90,081	240	468	—	90,789
Other (income) expense, net	53	(125)	73	—	1
Management fees	2,151	(2,030)	(121)	—	—
Royalties	1,666	—	(1,666)	—	—
Intercompany interest	74,608	(74,341)	(267)	—	—

Earnings (losses) before non-controlling interest and income taxes	(10,119)	122,883	10,802	12	123,578
Non-controlling interest	—	—	1,089	—	1,089

Earnings (losses) before income taxes	(10,119)	122,883	9,713	12	122,489
Income taxes	(3,384)	41,038	3,240	12	40,906
Earnings (losses) from subsidiary entities	88,318	—	—	(88,318)	—

Net earnings	$81,583	$81,845	$6,473	$(88,318)	$81,583

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$88,001	$24,321	$6,199	$—	$118,521

Cash flows from investing activities
Capital expenditures	(5,768)	(37,512)	(5,510)	—	(48,790)
Payments pursuant to business combinations, net of cash acquired	—	—	—	—	—
Dispositions of property, plant & equipment	65	341	4	—	410
Other, net	—	—	—	—	—

Net cash used in investing activities	(5,703)	(37,171)	(5,506)	—	(48,380)

Cash flows from financing activities
Borrowings on revolving line of credit	300,000	—	—	—	300,000
Repayments of revolving line of credit	(300,000)	—	—	—	(300,000)
Repayments of long-term debt	(127,063)	(154)	(1,881)	—	(129,098)
Excess tax benefit realized from share-based payment arrangements	4,274	—	—	—	4,274
Proceeds from stock option exercises	9,998	—	—	—	9,998
Dividends paid	(3,689)	—	—	—	(3,689)
Other	—	—	490	—	490
Net (repayments to) borrowings from parent company	(29,853)	13,004	14,595	2,254	—

Net cash used in financing activities	(146,333)	12,850	13,204	2,254	(118,025)
Effect of exchange rates on cash and cash equivalents	—	—	236	—	236

Net (decrease) increase in cash and cash equivalents	(64,035)	—	14,133	2,254	(47,648)
Cash and cash equivalents, beginning of period	92,795	—	14,598	(11,560)	95,833

Cash and cash equivalents, end of period	$28,760	$—	$28,731	$(9,306)	$48,185

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$41,512	$(708)	$20,850	$—	$61,654

Cash flows from investing activities
Capital expenditures	(4,423)	(30,675)	(3,015)	—	(38,113)
Payments pursuant to business combinations, net of cash acquired	(8,608)	(1,153)	—	—	(9,761)
Other, net	85	323	—	—	408

Net cash used in investing activities	(12,946)	(31,505)	(3,015)	—	(47,466)

Cash flows from financing activities
Borrowings on revolving line of credit	385,500	—	—	—	385,500
Repayments of revolving line of credit	(355,500)	—	—	—	(355,500)
Borrowings of long-term debt	—	—	459	—	459
Repayments of long-term debt	(2,063)	(177)	(1,183)		(3,423)
Excess tax benefit realized from share-based payment arrangements	2,258	—	—	—	2,258
Proceeds from stock option exercises	8,517	—	—	—	8,517
Dividends paid	(3,619)	—	—	—	(3,619)
Other	—	245			245
Net (repayments to) borrowings from parent company	(49,447)	49,659	(212)	—	—

Net cash provided by (used in) financing activities	(14,354)	49,727	(936)	—	34,437
Effects of exchange rates on cash and cash equivalents	—	—	(367)	—	(367)

Net increase in cash and cash equivalents	14,212	17,514	16,532	—	48,258
Cash and cash equivalents, beginning of period	15,905	(19,520)	4,908	—	1,293

Cash and cash equivalents, end of period	$30,117	$(2,006)	$21,440	$—	$49,551

18. Recently Issued Accounting Pronouncements

        In September of 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS 157.) SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Recently Issued Accounting Pronouncements (Continued)

statement is effective beginning April 1, 2008 for DRS and is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2006, the FASB issued FASB Staff Position on Emerging Issues Task Force (EITF) No. 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be recognized separately and measured in accordance with SFAS No. 5, "Accounting for Contingencies," which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of earnings in the period the changes occur. The guidance in FSP EITF 00-19-2 became effective for the Company on April 1, 2007. The adoption of EITF 00-19-2 did not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for DRS beginning April 1, 2008. The Company is evaluating the impact of this statement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This statement is effective beginning April 1, 2009 for DRS.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" an Amendment of ARB 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective beginning April 1, 2009 for DRS, and the Company currently is evaluating the impact of this statement on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by summaries of defense industry, strategy and other business considerations to provide context for understanding our business. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows and discuss our financial commitments under "Liquidity and Capital Resources." This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2007 Annual Report on Form 10-K.

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

        The Company has four principal operating segments, on the basis of products and services offered: the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other.

        On October 1, 2007 the ESSIBuy operating unit, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The balance sheet and operating results of ESSIBuy were reclassified for the period from April 1, 2007 through September 30, 2007. The results in the prior-year were not reclassified as they were considered immaterial to both segments.

        The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test and diagnostics, and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

        The RSTA Segment develops and produces electro-optical sighting, targeting and weapon sensor systems, image intensification (I2) night vision, combat identification and laser aimer/illuminator products, and provides electronic manufacturing services.

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

        The Global War on Terrorism (GWOT), Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom have altered the global defense and security environment and have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The DoD continues to focus on both supporting ongoing operations in Afghanistan and Iraq and transforming the U.S. military to confront future threats. In addition, the Office of Homeland Security and other U.S. government agencies continue to focus on enhancing the security of the United States. While the future direction of current operations remains unsettled, we believe that the 2006 Quadrennial Defense Review, a comprehensive report issued by the DoD every four years on defense strategy, force structure, force modernization plans, infrastructure, budget plans, and other elements of U.S. defense programs and policies (the QDR), will continue to drive strategic thinking and budget priorities in the near term. The QDR recommended certain changes to force structure, particularly with respect to special operations forces, relating to the GWOT and the insurgency in Iraq. However, at the same time, the QDR also largely maintained the DoD's transformation initiatives. The President's fiscal year 2008 and 2009 budget and Future Years Defense Plan (FYDP), which projects defense costs for the next five years, are consistent with the 2006 QDR's recommendations.

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

        Our strategy is designed to capitalize on the breadth of our technology and extensive expertise in order to meet the evolving needs of our customers. We intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. government agencies and all of the major U.S. defense prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products and services. We plan to maintain a diversified and broad business mix with limited reliance on any single program, significant follow-on business and an attractive customer profile. We also intend to expand our technical services and support offerings to the DoD, thus further diversifying our business beyond the historical investment accounts and into Operations and Maintenance (O&M) funded activities.

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

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2007 Annual Report on Form 10-K. Except as described below, there were no significant changes in the Company's critical accounting policies during the nine months ended December 31, 2007. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

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

	Three Months Ended December 31,			Nine Months Ended December 31,
			Percent Change			Percent Change
	2007	2006		2007	2006
	(in thousands, except percentages)
Key performance metrics
Revenues	$836,610	$680,361	23.0%	$2,356,009	$2,022,164	16.5%
Operating income	$91,740	$76,627	19.7%	$215,203	$213,500	0.8%
Bookings	$857,866	$1,102,874	(22.2)%	$2,905,413	$2,800,243	3.8%
Other significant financial metrics
Interest and related expenses	$27,401	$30,268	(9.5)%	$84,217	$90,789	(7.2)%
Income taxes	$22,296	$11,575	92.6%	$43,832	$40,906	7.2%
Significant liquidity metrics(A)
Free cash flow	$41,487	$18,430	125.1%	$69,731	$23,541	196.2%
EBITDA	$111,647	$95,326	17.1%	$271,104	$269,532	0.6%

(A)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Three-Month and Nine-Month Periods Ended December 31, 2007, Compared with the Three- and Nine-Month Periods Ended December 31, 2006

        Revenues and operating income    Consolidated revenues and operating income for the three-month period ended December 31, 2007 increased $156.2 million and $15.1 million, respectively, to $836.6 million and $91.7 million, respectively, as compared with the corresponding period in the prior-year. The primary drivers of the increase in revenues over the prior-year period were increased shipments of driver vision enhancement equipment and components for ground-based vehicles and increased demand for and services provided under the R2 program. Also driving revenues higher were increased shipments of thermal imaging systems and subsystems for long-range surveillance systems, thermal weapons sights and combat display workstations. Partially offsetting the overall increase in revenues were lower demand for certain ship-based surface search radar systems, night vision systems and lower shipments of certain rugged computers sold in the international market due to program completion.

        The growth in operating income in the third quarter of fiscal 2008, as compared with the third quarter in the prior-year, was largely due to the overall increase in revenues, strong margins at our Tactical Systems strategic business unit and lower costs for certain employee benefits due to an adjustment to reflect better than anticipated claims experience. Partially offsetting the overall operating income increase were lower margins at our Sustainment Systems segment compared with the prior-year. See Operating Segments discussion below for additional information.

        Consolidated revenues and operating income for the nine-month period ended December 31, 2007 increased $333.8 million and $1.7 million, respectively, to $2.36 billion and $215.2 million, respectively, as compared with the corresponding period in the prior-year. The primary drivers of the increase in revenues over the prior-year period were increased shipments of driver vision enhancement equipment and components for ground-based vehicles and higher demand for equipment and services provided under the R2 program. Also contributing to the increase in revenues were greater shipments of rugged computer systems, ground-based target acquisition and missile control subsystems, and thermal imaging systems and subsystems for long-range surveillance systems. Partially offsetting higher overall revenues were lower demand for certain rugged computers sold in the international market due to program completion, decreased engineering and development volume for certain power conversion equipment and lower demand for add-on commercial vehicle armor kits.

        The increase in operating income for the nine-month period ended December 31, 2007, as compared with the corresponding prior-year period was largely due to higher overall revenues, strong margins at our Tactical Systems strategic business unit and an $11.7 million curtailment gain recorded in the Sustainment Systems Segment. The increase in operating income was largely offset by a $36.8 million charge on the TWS II program. The operating charge primarily reflected the cost of procuring new material following design modifications, coupled with the write-off of existing inventory that can no longer be utilized on the program. During the nine months ended December 31, 2006, we recorded $3.7 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007. See Operating Segments discussion below for additional information.

        Bookings    We generally define bookings as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended December 31, 2007 decreased $245.0 million, as compared with the same period in the prior-year, to $857.9 million. The primary drivers of the decrease were lower bookings for TWS II and thermal imaging systems and subsystems for long-range surveillance systems from our RSTA Segment.

        Bookings for the nine-month period ended December 31, 2007 increased $105.2 million, as compared with the same period in the prior-year, to $2.91 billion. The primary drivers of the increase were strong demand for driver vision enhancement equipment and components for ground-based vehicles from our C4I and RSTA segments, rugged computer systems and certain sonar systems from our C4I segment, and airborne electro-optical sighting systems and ground-based target acquisition and missile control subsystems from our RSTA segment. Partially offsetting the higher overall bookings were lower bookings for TWS II and thermal imaging systems and subsystems for long-range surveillance systems from our RSTA Segment.

        Interest and related expenses    Interest and related expenses decreased $2.9 million and $6.6 million for the three- and nine-month periods ended December 31, 2007, as compared with the same periods in the prior-year, to $27.4 million and $84.2 million, respectively. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the three-and nine-month periods ended December 31, 2007, as compared with the corresponding periods in the prior-year. We had no borrowings outstanding under our revolving credit facility at December 31, 2007 and at December 31, 2006 had approximately $70.0 million outstanding. In addition, we prepaid, at our discretion, approximately $125.0 million of our outstanding term loan during fiscal 2008. With the adoption of FIN 48 on April 1, 2007, we began recording the interest associated with our income tax contingencies as a component of interest expense. For the nine-month period ended December 31, 2007, we recorded $0.2 million of interest expense associated with income tax contingencies, which is net of a $0.1 million reduction to interest expense related to income tax contingencies, accrued, reversed or settled during the three months ended December 31, 2007.

        Income taxes    The provision for income taxes for the three- and nine-month periods ended December 31, 2007 reflected an effective income tax rate of approximately 34.3% and 33.4%, respectively, as compared with 24.8% and 33.4%, respectively, in the same periods in the prior-year. Our effective tax rate for the third quarter includes $1.0 million of discrete tax benefits compared to $5.5 million in the comparable quarter from the prior-year. The discrete cumulative benefit in the third quarter of the prior year, is related to an Extraterritorial Income Exclusion benefit. We anticipate that our effective income tax rate for the year ended March 31, 2008 will approximate 34.5%.

Operating Segments

        The following tables set forth, by operating segment, revenues, operating income and operating margin and the percentage increase or decrease of those items, as compared with the prior fiscal year:

			Three Months Ended Percent Changes
						Nine Months Ended Percent Changes
	Three Months Ended December 31,			Nine Months Ended December 31,
			2007 vs. 2006			2007 vs. 2006
	2007	2006		2007	2006
	(in thousands, except for percentages)
C4I Segment
Revenues	$333,413	$268,053	24.4%	$941,231	$811,744	16.0%
Operating income	$39,019	$27,669	41.0%	$105,007	$88,072	19.2%
Operating margin	11.7%	10.3%	13.6%	11.2%	10.8%	3.7%
RSTA Segment
Revenues	$206,694	$166,786	23.9%	$549,048	$430,150	27.6%
Operating income	$25,143	$20,588	22.1%	$22,432	$46,412	(51.7)%
Operating margin	12.2%	12.3%	(0.8)%	4.1%	10.8%	(62.0)%
Sustainment Systems Segment
Revenues	$129,629	$95,994	35.0%	$354,019	$280,327	26.3%
Operating income	$15,154	$17,039	(11.1)%	$51,108	$41,654	22.7%
Operating margin	11.7%	17.8%	(34.3)%	14.4%	14.9%	(3.4)%
Technical Services Segment
Revenues	$166,874	$149,528	11.6%	$511,711	$499,943	2.4%
Operating income	$12,652	$11,390	11.1%	$37,292	$36,578	2.0%
Operating margin	7.6%	7.6%	0.0%	7.3%	7.3%	0.0%
Other
Operating (loss) income	$(228)	$(59)	(286.4)%	$(636)	$784	(181.1)%

Three-Month Period Ended December 31, 2007, Compared with the Three-Month Period Ended December 31, 2006

        C4I Segment    Revenues increased $65.4 million, or 24.4%, to $333.4 million for the three-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income increased $11.4 million, or 41.0%, to $39.0 million. The increase in revenue primarily was attributable to increased shipments of components for driver vision enhancement equipment for ground-based vehicles, combat display workstations, replacement video display modules, chassis modernization kits, certain underwater sonar systems and higher engineering and development revenues from a naval infrared search and track program. Partially offsetting higher overall revenues were lower shipments of ship-based surface search radar systems and certain rugged computer systems sold in international markets due to program completion.

        The increase in operating income for the three-month period ended December 31, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenues. Contributing to improved margins was a video display program that ramped up unit deliveries early in the fiscal year and completed deliveries during the third quarter of fiscal 2008, as well as a rugged computer program that is nearing completion of deliveries under existing delivery order pricing. Certain fiscal 2009 shipments of these rugged computers will be under new delivery order pricing that, in the near term, is not expected to be as favorable.

        RSTA Segment    Revenues increased $39.9 million, or 23.9%, to $206.7 million for the three month period ended December 31, 2007, as compared with the corresponding prior-year period.

Operating income increased $4.6 million, or 22.1%, to $25.1 million. The increase in revenues was primarily attributable to higher shipments of thermal imaging systems and subsystems for a long-range surveillance system, driver vision enhancement equipment for ground-based vehicles and increased revenues from the TWS II program. Partially offsetting the overall increase in revenues was decreased demand for certain night vision systems and infrared sighting and targeting systems for ground-based vehicles.

        The increase in operating income for the three-month period ended December 31, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenues and favorable margins for certain thermal imaging systems and subsystems.

        Sustainment Systems Segment    Revenues increased $33.6 million, or 35.0%, to $129.6 million for the three-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income decreased $1.9 million, or 11.1%, to $15.2 million. The primary drivers of the increase in revenue during the period were increased shipments of tactical quiet generators, and greater demand for replacement environmental control systems for missile launch and alert facilities and heavy mobile ammunition trailers for the U.S. Army. Partially offsetting higher overall revenues was lower demand for precision targeting systems.

        Operating income declined over the prior-year period, as higher overall revenues were more than offset by cost growth on certain mobile environmental systems programs.

        Technical Services Segment    Revenues increased $17.3 million, or 11.6%, to $166.9 million for the three-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income increased $1.3 million, or 11.1%, to $12.7 million. Revenues increased primarily due to higher demand for equipment and services provided under the R2 program and greater volume from commercial vehicle armor kits. Partially offsetting the overall increase in revenues was lower demand for the defense communication transmission system program and a commercial intrusion detection program.

        The increase in operating income was largely due to higher overall revenues on the R2 program.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate.

Nine-Month Period Ended December 31, 2007, Compared with the Nine-Month Period Ended December 31, 2006

        C4I Segment    Revenues increased $129.5 million, or 16.0%, to $941.2 million for the nine-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income increased $16.9 million, or 19.2%, to $105.0 million. The increase in revenue was principally attributable to increased shipments of components for driver vision enhancement systems for ground-based vehicles, certain rugged computer systems, replacement video display modules, combat display workstations and certain underwater sonar systems. Partially offsetting overall higher revenues were lower shipments of rugged computer systems sold in the international market and a decrease in engineering and development for certain power conversion equipment.

        The increase in operating income for the nine-month period ended December 31, 2007, as compared with the corresponding period in the prior year, was largely due to higher overall revenue, offset in part by lower margins at C4I's Intelligence Technologies and Command, Control & Communications business units. Contributing to improved margins was a video display program that ramped up unit deliveries early in the fiscal year and completed deliveries during the third quarter of fiscal 2008, as well as a rugged computer program that is nearing completion of deliveries under existing delivery order pricing. Certain fiscal 2009 shipments of these rugged computers will be under new delivery order pricing that, in the near term, is not expected to be as favorable.

        RSTA Segment    Revenues increased $118.9 million, or 27.6%, to $549.0 million for the nine-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income decreased $24.0 million, or 51.7%, to $22.4 million. The increase in revenues was primarily attributable to greater shipments of driver vision enhancement equipment for ground-based vehicles, ground-based target acquisition and missile control subsystems, thermal imaging systems and subsystems for a long-range surveillance system, and a certain airborne and ship-based infrared target acquisition program. Partially offsetting the overall increase in revenues was lower volume from night vision systems.

        The decrease in operating income and operating margin for the nine-month period ended December 31, 2007, as compared with the corresponding period in the prior year, was largely due to a charge of $36.8 million on the TWS II program. Partially offsetting the lower operating income were higher overall revenues and favorable margins for certain thermal imaging systems and subsystems. During the nine-month period ended December 31, 2006, we recorded $2.0 million of severance-related costs in advance of the organizational operating structure implemented in the third quarter of fiscal 2007.

        The TWS II charge reflected the cost of procuring new material following design modifications, as well as the write-off of certain obsolete inventory. As a result of the design changes, we also transferred $30.0 million of saleable inventory and components from the TWS II program (transferred inventory) to inventory, which is valued at the lower of cost or market as of December 31, 2007. We believe that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated, and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect our ability to export the transferred inventory. If we are precluded from the sale of the transferred inventory to certain international customers, and/or are unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period. During the third quarter of fiscal 2008, we received an order for $5.3 million of thermal weapon sights that we expect will be shipped out of transferred inventory during the fourth quarter of fiscal 2008. As of December 31, 2007 approximately $21.5 million of transferred inventory and components remained with us.

        Sustainment Systems Segment    Revenues increased $73.7 million, or 26.3%, to $354.0 million for the nine-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income increased $9.5 million, or 22.7%, to $51.1 million. The primary drivers of the increase in revenues were increased shipments of tactical quiet generator sets, higher demand for replacement environmental control systems for missile launch and alert facilities, heavy mobile ammunition trailers for the U.S. Army and transportable consolidated automatic support system equipment for the U.S. Navy. Partially offsetting overall higher revenues were lower demand for a precision targeting system.

        The increase in operating income over the corresponding period in the prior year was due to an $11.7 million curtailment gain recorded for one of our retirement plans. Higher overall revenues were offset by cost growth from certain mobile environmental systems programs. During the nine-month period ended December 31, 2006, we recorded $1.2 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Technical Services Segment    Revenues increased $11.8 million, or 2.4%, to $511.7 million for the nine-month period ended December 31, 2007, as compared with the corresponding prior-year period. Operating income increased $0.7 million, or 2.0%, to $37.3 million. The primary revenue drivers in the segment were demand for equipment and services provided under the R2 program, largely offset by lower volume from commercial vehicle armor kits and lower demand for the defense communication transmission system program and mobile power generation and distribution equipment for the US Air Force.

        The increase in operating income was largely due to the favorable margins on our R2 program as compared to the prior year. During the nine-month period ended December 31, 2006, we recorded $0.5 million of severance-related costs in advance of the new organizational operating structure implemented in the third quarter of fiscal 2007.

        Other    The operating loss in Other consists of certain non-allocable general and administrative expenses at DRS corporate. During the nine-month period ended December 31, 2006, we realized a $1.3 million gain on the collection of a note receivable that previously had been partially reserved.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$118,521	$61,654
Net cash used in investing activities	$(48,380)	$(47,466)
Net cash (used in) provided by financing activities	$(118,025)	$34,437

        Operating activities    During the nine months ended December 31, 2007, we generated $118.5 million of operating cash flow, $56.8 million more than the $61.7 million of operating cash flow generated in the same period in the prior year. Net earnings increased $5.7 million to $87.3 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $31.0 million over the corresponding period in the prior year, driven primarily by a $36.8 million non-cash write-off of inventory related to the TWS II program, offset in part by a non-cash pension curtailment gain of $11.7 million.

        Changes in assets and liabilities, net of effects from business combinations, used $73.3 million in cash for the nine months ended December 31, 2007. Inventories used $87.6 million of cash during the period primarily driven by the TWS II program, as we continued to procure new material following recent design modifications. The remaining increase in inventory consisted of costs incurred on driver vision enhancement equipment for ground-based vehicles incurred to satisfy fourth quarter customer demand and mobilized environmental programs resulting from delayed product shipments. Accounts payable used $12.0 million of cash during the period. Customer advances provided $45.4 million of cash during the period, primarily as a result of payments received on ground-based target acquisition and missile control subsystems, vision enhancement equipment for ground-based vehicles, and thermal imaging systems and subsystems for a long-range surveillance system. Accounts receivable provided $4.2 million of cash, as net collections exceeded billings. Accrued expenses and other current liabilities used $12.9 million of cash, mainly due to the liquidation of certain contract-related reserves, offset by an increase in warranty accruals for an infrared sighting and targeting system, driver vision enhancement equipment and Apache helicopter programs.

        Investing activities    We paid $48.8 million for capital improvements during the nine months ended December 31, 2007, as compared with $38.1 million in the corresponding prior-year period. We expect our capital expenditures to be in the range of $75.0 million to $85.0 million in fiscal 2008, as we continue to upgrade our facilities and information technology infrastructure.

        Financing activities    For the nine months ended December 31, 2007, financing activities used $118.0 million in cash. We prepaid $125.0 million of our term loan and made $4.1 million in scheduled repayments under various long-term debt arrangements during the first nine months of fiscal 2008. We also received $14.3 million from the exercise of stock options and related excess tax benefits, and paid $3.7 million in cash dividends.

        Simultaneously with the closing of our acquisition of Engineered Support Systems, Inc. (ESSI), on January 31, 2006 we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing our previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a $275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors, certain of DRS's other subsidiaries' assets and by a pledge of a portion of certain of our non-guarantor subsidiaries' capital stock.

        From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of December 31, 2007, $32.7 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.9 million and $0.3 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit. At December 31, 2007, the Company had $368.5 million of availability under its revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The proceeds of the loan were utilized to permit repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the Jobs Act. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. We are subject to the same financial covenants under the DRS Canada loan as we are under the Credit Facility, and DRS Canada is subject to other non-financial covenants that are similar to those described for the Credit Facility. The carrying value of the Canadian Term Loan increased $1.3 million during the nine months ended December 31, 2007, as a result of the strengthening of the Canadian dollar compared to the U.S. dollar during that period.

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

        In January 2006, in connection with the offering of our 2% Convertible Senior Notes due 2026 (Convertible Notes), we entered into a registration rights agreement relating to our Common Stock issuable upon conversion of the Convertible Notes. Pursuant to the registration rights agreement, if we do not file a prospectus supplement or shelf registration statement relating to the resale of the Common Stock within certain specified time periods or maintain the effectiveness of a registration statement related to the resale of the Common Stock, subject to certain exceptions, we could be subject to additional interest. We believe the likelihood of occurrence of such event is remote and, as such, we have not recorded a liability at December 31, 2007. In the event that it becomes probable that we would have to pay additional interest under the registration rights agreement, we estimate the maximum potential amount as of December 31, 2007 would be approximately $3.5 million per year.

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

        Certain of our debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that we may have outstanding. As of December 31, 2007, we were in compliance with all such financial covenants.

        Accrued interest expense at December 31, 2007 and March 31, 2007 was approximately $27.8 million and $25.6 million, respectively.

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

        Dividends    On November 8, 2007, the Board of Directors declared a $0.03 per common share cash dividend, payable on December 31, 2007 to stockholders of record as of December 14, 2007. On February 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on March 31, 2008 to stockholders of record as of March 14, 2008.

        Free cash flow    Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended December 31, 2007 was $41.5 million, or $23.1 million more than $18.4 million in the corresponding period in the prior year. Free cash flow for the nine-month period ended December 31, 2007 was $69.7 million, or $46.2 million more than $23.5 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended December 31, 2007 was $111.6 million, or $16.3 million more than the $95.3 million in the corresponding period in the prior year. EBITDA for the nine-month period ended December 31, 2007 was $271.1 million, or $1.6 million more than the $269.5 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

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

        In addition, there are 2.2 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $36.50 per share and 0.6 million of non-vested stock awards outstanding at December 31, 2007 that represent additional potential dilution.

        We have not entered into any other off-balance sheet financing arrangements.

        Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations. Except as discussed below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended March 31, 2007 have not changed materially since we filed that report. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of liability for unrecognized tax benefits may decrease by up to $5.1 million within twelve months of December 31, 2007. We are unable to reasonably determine any amounts for years subsequent to December 31, 2008. See Note 3, Income Taxes in the notes to the unaudited condensed consolidated financial statements contained in this report.

        Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at December 31, 2007 was $3.60 billion, as compared with $3.04 billion at March 31, 2007. We booked $857.9 million and $2.91 billion in new orders for the three- and nine-month periods ended December 31, 2007.

        Internal Research and Development    In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended December 31, 2007 and 2006 were $14.9 million and $12.6 million, respectively, and $40.4 million and $37.9 million for the nine-month periods ended December 31, 2007 and 2006, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Net Earnings	$42,621	$35,094	$87,305	$81,583
Income taxes	22,296	11,575	43,832	40,906
Interest income	(574)	(370)	(1,513)	(868)
Interest and related expenses	27,401	30,268	84,217	90,789
Depreciation and amortization	19,903	18,759	57,263	57,122

EBITDA(A)	111,647	95,326	271,104	269,532
Income taxes	(22,296)	(11,575)	(43,832)	(40,906)
Interest income	574	370	1,513	868
Interest and related expenses	(27,401)	(30,268)	(84,217)	(90,789)
Deferred income taxes	1,161	(1,124)	4,946	2,959
Changes in assets and liabilities, net of effects from business combinations and divestitures	(11,809)	(28,031)	(73,316)	(93,466)
Other, net	5,904	4,627	42,323	13,456

Net cash provided by operating activities	57,780	29,325	118,521	61,654
Capital expenditures	(16,293)	(10,895)	(48,790)	(38,113)

Free cash flow(B)	$41,487	$18,430	$69,731	$23,541

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

OTHER MATTERS

  New Accounting Pronouncements

        New accounting pronouncements have been issued, which are not effective until after December 31, 2007. For further discussion of new accounting standards, see Note 18 to our Consolidated Financial Statements in Item 1.

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

        (b) Internal Control Over Financial Reporting    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that materially have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million at both December 31, 2007 and March 31, 2007 for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at December 31, 2007, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability for the entire cost of the clean up of contaminated sites upon any of the current or former site owners or operators (or upon parties who send waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies Inc. (IDT) and prior to our acquisition of IDT, Tech-Sym Corporation received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. A corporation of which Tech-Sym is an alleged successor operated this uranium mine from 1956 to 1967 and owned it for the majority of such time. We believe that there are other potentially responsible parties (PRPs) for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that, although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished.

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

        In March 2007, ESSI's former Chief Financial Officer was indicted by the grand jury of the United States District Court for the Eastern District of Missouri relating to the backdating of the timing of stock options at ESSI prior to the time ESSI was acquired by DRS. In July 2007, ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) were each indicted on similar charges. The July 2007 superseding indictment charges these former ESSI officers and directors with twelve counts of fraud based on allegations that they backdated stock options on at least eight occasions between 1996 and 2002. The presiding judge has scheduled the criminal trial against these individuals to commence on September 2, 2008.

        Although ESSI continues to be a subject of the U.S. Attorney's office's investigation, the U.S. Attorney's office has advised us that ESSI is not a target. Because the events being investigated occurred prior to the time of our acquisition of ESSI, the U.S. Attorney's office has further advised us that it considers DRS to be a witness, not a subject or target of its investigation.

        We are committed to full cooperation with regard to the foregoing investigations and proceedings. We are unable to determine at this time the impact, if any, these matters could have on us.

        In September 2006, the Internal Revenue Service commenced an audit of ESSI's Federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. Thereafter, the Internal Revenue Service agreed, subject to Congressional approval, to close these audits based on ESSI's agreement to accept certain proposed adjustments (primarily involving the reversal of certain compensation deductions taken during these tax years) and a corresponding assessment of approximately $11.3 million (exclusive of interest), which was previously accrued. In September 2007, we received written confirmation from the Congressional Joint Committee on Taxation that it took no exception to the proposed adjustments.

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

        In January 2008, we received an inquiry from the Australian Competition and Consumer Commission (ACCC) related to one of our subsidiaries, DRS Training & Control Systems, Inc. The ACCC has requested documents and information regarding allegations of possible anticompetitive activity in violation of the Australian Trade Practices Act. We have commenced an internal investigation involving this matter, but we are currently unable to determine the timing or the impact, if any, that the matter may have on us.

Item 1A.    Risk Factors

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

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
10.1	DRS Technologies, Inc. Incentive Compensation Plan, incorporated by reference from DRS's definitive proxy statement filed July 3, 2007
10.2	First Amendment to the DRS Technologies, Inc. Incentive Compensation Plan effective as of November 8, 2007 [Form 10-Q filed November 9, 2007, Exhibit 10.2]
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
/s/ RICHARD A. SCHNEIDER Richard A. Schneider
Date: February 8, 2008	Executive Vice President, Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Index to Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2007
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet As of December 31, 2007 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended December 31, 2006 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Items 2, 3, 4 and 5 are not applicable and have been omitted.
  Item 6. Exhibits
SIGNATURES