Form 10-K
period 2008-03-31
DRS TECHNOLOGIES INC
filed 2008-05-30
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8533

DRS Technologies, Inc.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2632319 (I.R.S. Employer Identification Number)
5 Sylvan Way, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
(973) 898-1500 (Telephone No.) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The market value of shares of common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $2,253.1 million. The number of shares of common stock outstanding as of May 23, 2008 was 41,428,176.

DOCUMENTS INCORPORATED BY REFERENCE

         None

i

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

        In February 2008, we received a comment letter from the staff of the Securities and Exchange Commission (SEC) on our fiscal 2007 Form 10-K (filed on May 30, 2007) and our fiscal 2008 second quarter Form 10-Q (filed on November 9, 2007). In the initial comment letter, and in other subsequent written and telephonic communications with the SEC, information was requested regarding the timing of a $36.8 million pretax charge that was recorded in our fiscal 2008 first quarter ended June 30, 2007 for the impact of a redesign on our Thermal Weapon Sight II (TWS II) program.

        In March 2007, we stopped production on the TWS II line due to intermittent failures. After several weeks of analysis, we identified the root causes of the failures, and in May 2007 we released a redesign that we believed would address them. The charge reflects our revised estimate of the excess of the total estimated costs to fulfill the scope of work of the TWS II contract, over the total TWS II contract value. The total estimated costs to complete the contract reflect all direct costs (primarily labor and material), overhead and allowable general and administrative expenses. The most significant component of the charge was a result of the write-off of certain TWS II on-hand component parts that would no longer be utilized in the new TWS II design. The charge also reflects the estimated future cost of the redesign and cost growth that was unrelated to the redesign.

        Following discussions with the staff of the SEC and review of the judgments and estimates we made relating to the charge, we concluded that the $36.8 million charge should have been recorded in our fiscal 2007 fourth quarter ended March 31, 2007.

        As a result of foregoing, we are restating our previously filed consolidated financial statements and selected financial data for the year ended March 31, 2007, inclusive of our fourth quarter ended March 31, 2007 and our previously issued quarterly consolidated financial statements for the three month period ended June 30, 2007. Accordingly, our previously issued consolidated financial statements for these periods should no longer be relied upon.

        For additional information and a detailed discussion of the restatement, see Note 2, Restatement of previously issued consolidated financial statements, to the accompanying consolidated financial statements, "Restatement of Financial Information" within Item 6, Selected Financial Data, and "Restatement of Previously Issued Consolidated Financial Statements" within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.    Business

        References in this Annual Report on Form 10-K to "DRS Technologies," "DRS," "the Company," "we," "our" and "us" refer to DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests.

Recent Events

        On May 12, 2008, Finmeccanica, S.p.A. (Finmeccanica) and the Company announced that they signed a definitive merger agreement under which Finmeccanica will acquire 100% of DRS stock for $81.00 per share in cash. The merger agreement provides for, among other things, and subject to the terms and conditions set forth in the merger agreement, the merger of a subsidiary of Finmeccanica with and into the Company, with the Company as the surviving corporation and becoming a wholly-owned subsidiary of Finmeccanica.

        The transaction is subject to approval by the stockholders of DRS, the receipt of regulatory approvals and other closing conditions, including review by U.S. antitrust authorities, the

Committee on Foreign Investment in the United States (CFIUS) and the Defense Security Service (DSS). The transaction is expected to close in the fourth quarter of 2008.

        The foregoing description of the merger agreement and other references to the merger agreement in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the full text of the merger agreement, a copy of which is filed with the SEC, and the terms of which are incorporated herein by reference.

General

        DRS is a leading supplier of defense electronic products, systems and military support services. We provide high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. We focus on several key areas of importance to the U.S. Department of Defense (DoD), such as command and control, intelligence, surveillance, reconnaissance, power management, battlefield digitization, advanced communications and networks, military vehicle diagnostics, troop sustainment and technical support. Incorporated in 1968, we have served the defense industry for 39 years. We are a leading provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, rugged computer systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. Our products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. We have contracts that support future military platforms, such as the DDG-1000 Zumwalt destroyer, CVN-78 next-generation aircraft carrier and Future Combat System. We provide sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination systems and heavy equipment transport systems. We also provide support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces and certain foreign militaries, homeland security forces, and selected government and intelligence agencies.

Available Information

        The address of our principal executive office is 5 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is (973) 898-1500. Our web address is www.drs.com. We are subject to the informational requirements of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at 100 F Street N.E., Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC's home page on the Internet at www.sec.gov.

        We provide free of charge on our web site at www.drs.com, under the "Investor Info" link, followed by the "SEC Filings" link, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

        The corporate governance information on our web site includes our Code of Ethics and Code of Business Conduct for all employees of DRS, including senior financial personnel and our Board of Directors. In addition, amendments to and waivers granted to our directors and executive officers under our Code of Ethics, if any, will be posted in this area of our web site. These corporate governance documents can be accessed by visiting our web site and clicking on the "Corporate Info" link followed by the "Ethics Program" link. You can request a copy of our Code of Ethics and Code of Business Conduct at no cost by contacting Investor Relations at (973) 898-1500.

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

        In October, 2006, we implemented a new organizational operating structure that realigned our three previously existing operating segments—the Command, Control, Communications, Computers & Intelligence Group, the Surveillance & Reconnaissance Group and the Sustainment Systems & Services Group—into four operating segments. The four operating segments are the Command, Control, Communications, Computers & Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment (SS) and the Technical Services (TS) Segment. All other operations, primarily our Corporate Headquarters, are grouped in "Other." All amounts presented by segment reflect the current operating structure.

        Financial information on our reportable business segments is presented in Note 16 of our Consolidated Financial Statements, which are included in this Form 10-K. See Item 8 "Financial Statements and Supplementary Data." Additional financial data and commentary on the results of operations for the operating segments are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which also is included in this Form 10-K. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Other.    "Other" includes the activities of DRS Corporate Headquarters and certain of our non-operating subsidiaries.

Business Strategy

        Our goal is to continually improve our position as a leading supplier of defense electronics products, systems and services. Our strategies to achieve our objectives include:

  •
  Leveraging Incumbent Relationships.  We intend to leverage our relationships with government and industry decision-makers by continuing to perform well on our existing contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a "best value" provider for our customers. "Best value" is a DoD contracting theme, which focuses supplier selection on a variety of criteria, including a supplier's past performance, instead of evaluating suppliers solely on lowest price.

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

  •
  Continuing to React Quickly to the Changing Defense Environment.  In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, rugged computer and communication systems, to address evolving military requirements, including rapid deployment and containment of non-conventional threats, such as terrorism and asymmetric warfare.

  •
  Capitalizing on the DoD's Emphasis on Transformation and Modernization.  The DoD has emphasized its goal to transform the U.S. military into a nimble, modular and network-centric force. We believe our expertise in electro-optics, power management, training and test, signals intelligence, rugged computers, advanced communications, network systems, sustainment systems and support services fits well into the DoD's current and future technological focus. We also intend to continue to supply upgrades for force modernization of the current force through back-fit and forward-fit initiatives.

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

  •
  Developing and Retaining Highly Qualified Management and Technical Employees.  The success of our businesses, including our ability to retain existing business and to successfully compete for new business is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills, and knowledge of our employees. We intend to retain and develop our existing employees and recruit and hire new qualified and skilled employees through training, competitive compensation, and organizational and staff development, as well as effective recruiting.

Customers

        We sell a significant portion of our products to agencies of the U.S. government, primarily the DoD, to international government agencies and to prime contractors and their subcontractors. Approximately 93%, 90% and 87% of total consolidated revenues for fiscal 2008, 2007 and 2006, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Export sales accounted for approximately 5%, 8% and 10% of total consolidated revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Backlog

        "Backlog" refers to the aggregate revenues on a specified date remaining to be earned under contracts held by us, including U.S. government contracts, to the extent the funded amounts under such a contract have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of unexercised options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite quantity-type contracts or basic ordering agreements. Backlog includes all firm orders for commercial/industrial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards. The following table sets forth our backlog by major customer-type at the dates indicated.

	March 31,
	2008	2007	2006
	(in thousands)
U.S. government	$3,327,697	$2,789,388	$2,101,446
Foreign governments	208,807	213,397	240,976

	3,536,504	3,002,785	2,342,422
Commercial/Industrial products	70,652	35,079	53,640

	$3,607,156	$3,037,864	$2,396,062

        We expect to record as revenues approximately 72% of our funded backlog as of March 31, 2008 during fiscal 2009. However, there can be no assurance that our entire funded backlog will become revenues in future periods.

Research and Development

        We conduct research and development to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and customer-funded development contracts.

        We recorded revenues for customer-funded research and development of approximately $109.3 million, $110.4 million and $106.1 million for fiscal 2008, 2007 and 2006, respectively. Such customer-funded activities are primarily the result of contracts directly or indirectly with the U.S. government. We also invest in internal research and development. Expenditures for internal research and development amounted to approximately $66.1 million, $50.9 million and $47.6 million for fiscal 2008, 2007 and 2006, respectively.

Contracts

        A significant portion of our revenue is derived from long-term programs and from programs for which we are the incumbent supplier or have been the sole or dual supplier for many years. A large percentage of our revenue is derived from programs that are in the production phase.

        We have a diverse business mix with limited dependence on any single contract. The Rapid Response contract represented approximately 12% and 11% of our revenue, respectively, for the years ended March 31, 2008 and 2007. No single contract represented more than 10% of revenues for the year ended March 31, 2006.

        The percentages of revenues during fiscal 2008, 2007 and 2006 attributable to our contracts by contract type were as follows:

	March 31,
	2008	2007	2006
Fixed-price	76%	76%	83%
Cost-type/time-and-materials	24%	24%	17%

        Our contracts are normally for production, services or development. Production contracts are typically the fixed-price type, development contracts are typically the cost-type, and service contracts are typically time and materials. We believe continued predominance of fixed-price contracts is reflective of the significant portion of production contracts in our U.S. government contract portfolio. Fixed-price contracts may provide for a fixed price or they may be fixed-price-incentive-fee contracts. Under the fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns. Under the fixed-price-incentive-fee contracts, if actual costs incurred in the performance of the contracts are less than estimated costs for the contracts, the savings are apportioned between the customer and us. If actual costs under such a contract exceed estimated costs, however, excess costs are apportioned between the customer and us, up to a ceiling. We bear all costs that exceed the ceiling, if any.

        Cost-plus-type contracts typically provide for reimbursement of allowable costs incurred plus a fee (profit). Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits. Unlike fixed-price contracts in which we are committed to deliver without regard to cost, cost-plus contracts normally obligate us to use our best efforts to accomplish the scope of work within a specified time and a stated contract dollar limitation. In addition, U.S. government procurement regulations mandate lower profits for cost-type contracts because of our reduced risk. Under cost-plus-incentive-fee contracts, an additional incentive fee awarded may be based on cost or performance. When the incentive is based on cost, the contract specifies that we are reimbursed for allowable incurred costs plus a fee adjusted by a formula based on the ratio of total allowable costs to target cost. Target cost, target fee, minimum and maximum fee, and adjustment formulae are agreed upon when the contract is negotiated. In the case of performance-based incentives, we are reimbursed for allowable incurred costs plus an incentive, contingent upon meeting or surpassing stated performance targets. The contract provides for increases in the fee to the extent that such targets are surpassed and for decreases to the extent that such targets are not met. In some instances, cost-plus-incentive-fee contracts also may include a combination of both cost and performance incentives. Under cost-plus-fixed-fee contracts, we are reimbursed for costs and receive a fixed fee, which is negotiated and specified in the contract. Such fees have statutory limits. Time-and-material-type contracts provide for reimbursement of labor hours expended at a contractual fixed labor rate per hour, plus the actual costs of material and other direct non-labor costs. The fixed labor rates on time-and-material-type contracts include amounts for the cost of direct labor, indirect contract costs and profit.

        We negotiate for, and generally receive, progress payments from our customers of between 75-90% of allowable costs incurred on the previously described contracts. Included in our reported revenues are certain amounts, which we have not billed to customers. These amounts consist of costs and related profits, if any, in excess of progress payments for contracts on which revenues are recognized on a cost-to-cost percentage-of-completion basis.

        Under accounting principles generally accepted in the United States of America, contract costs, including allowable general and administrative expenses on certain government contracts, are charged to work-in-progress inventory and are written off to costs and expenses as revenues are recognized. The Federal Acquisition Regulations (FAR), incorporated by reference in U.S. government contracts, provide that internal research and development costs are allowable general and administrative expenses. To the extent that general and administrative expenses are included in inventory, research and development costs also are included. Unallowable costs, pursuant to the FAR, are excluded from costs accumulated on U.S. government contracts.

        Our defense contracts and subcontracts that require the submission of cost or pricing data are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the customer. The Defense Contract Audit Agency (DCAA) performs these audits on behalf of the U.S. government. The DCAA has the right to perform audits on our incurred costs on cost-type or price redeterminable-type contracts on a yearly basis. Approval of an incurred cost submission can take from one to three years from the date of the submission of the contract cost.

        Under the Truth in Negotiations Act of 1962 (Negotiations Act), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications to determine whether DRS furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If DRS fails to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement, as defined by the Negotiations Act.

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

        In addition to the right of the U.S. government to terminate U.S. government contracts, such contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract usually is funded partially, and additional monies normally are committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

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

International Operations and Export Sales

        We currently sell several of our products and services internationally, such as to Canada, the United Kingdom, Israel, Spain and Australia, as well as other countries. International sales of our U.S. products and services are subject to export licenses granted on a case-by-case basis by the U.S. Department of State and Department of Commerce. In addition, the U.S. government prohibits or restricts the export of some of our products. Our international contracts generally are payable in U.S. dollars. Export sales accounted for approximately 5%, 8% and 10% of total revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

Environmental Matters

        Our operations include the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean up of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, we believe that we have been and are in material compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would be expected to have a material adverse effect on our business, results of operations, financial condition or liquidity. It is possible, however, that the ultimate resolution of the matters discussed in Item 3, "Legal Proceedings," could result in a material adverse effect on the Company's results of operations for a particular reporting period.

Employees

        As of March 31, 2008, we had approximately 10,200 employees, approximately 9,800 of whom are located in the United States. There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Approximately 65 of our employees at DRS Power & Control Technologies, Inc. are represented by a labor union and are covered by a collective bargaining agreement through March 2009. Two DRS Power & Control Technologies employees are represented by a separate labor union and are covered by a collective bargaining agreement through September 2009. Approximately 180 employees at DRS Test & Energy Management, Inc. are represented by a union and are covered by a collective bargaining agreement that expires in May 2009. Approximately 350 of our employees at DRS Sustainment Systems, Inc. are covered under a collective bargaining agreement that expires in May 2013. We believe that our relations with our employees generally are good.

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

Our merger agreement with Finmeccanica may be terminated prior to completion of the merger in certain circumstances. Any such termination could have a significant effect on the market price of our stock, including the likelihood that in such event, the price that could be received by our holders of common stock in the open market would be less than the per share cash price to be paid in the merger.

        Should the proposed Merger with Finmeccanica not be completed, the effect of the resulting public announcement of termination of the Merger Agreement on the market price of our common stock could be significant. In that regard, the market price could be affected by many factors, including:

  •
  the reason or reasons for which the Merger Agreement was terminated and whether such termination resulted from factors adversely affecting us;

  •
  the possibility that, as a result of the termination of the Merger Agreement, the marketplace would consider us to be an unattractive acquisition candidate;

  •
  the possible sale of shares of our common stock by short-term investors following an announcement of termination of the Merger Agreement; and

  •
  the fact that the current market price of our common stock may reflect a market assumption as to whether the Merger will occur.

        In addition, if the proposed Merger were not completed:

  •
  we will continue to face the risks that we currently face as an independent company, as further described herein; and

  •
  we will remain liable for significant extraordinary expenses that we have incurred related to the transaction.

        Other risks associated with the proposed Merger with Finmeccanica include the following

  •
  there could be disruption to our business that may result from the announcement of the transaction and the resulting distraction of the attention of our management and employees;

  •
  the Merger Agreement contains certain limitations regarding the operation of our business during the period between the signing of the Merger Agreement and the completion of the proposed Merger;

  •
  the terms of the Merger Agreement include provisions prohibiting us from soliciting an alternate takeover proposal from a third party, or entering into negotiations or discussions regarding an alternate proposal unless such proposal is deemed to be a "superior proposal" by our board of directors. The Merger Agreement includes a $90.0 million termination fee to be paid to Finmeccanica if the Merger Agreement is terminated under circumstances specified in the Merger Agreement;

  •
  the possibility that, as a result of the announcement of the Merger Agreement, certain customers may defer placing orders; and

  •
  the ability to complete the Merger is subject to the receipt of consents and approvals from government regulators which may impose conditions that could delay or prevent the Merger. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or, in certain cases, the abandonment of the Merger.

Our revenues depend on our ability to maintain our level of government business. The loss of our contracts with domestic and non-U.S. government agencies could adversely affect our revenues.

        We derive the substantial majority of our revenues from contracts or subcontracts with domestic and non-U.S. government agencies. A significant reduction in the purchase of our products by these agencies would have a material adverse effect our business. For the fiscal years ended March 31, 2008, 2007 and 2006, approximately 93%, 90% and 87%, respectively, of our revenues were derived directly or indirectly from defense-industry contracts with the U.S. government and its agencies. In addition, for the fiscal years ended March 31, 2008, 2007 and 2006, approximately 5%, 7% and 9% of our revenues were derived directly or indirectly from sales to foreign governments, respectively. Therefore, the development of our business in the future will depend upon the continued willingness of the U.S. government and its prime contractors to commit substantial resources to defense programs and, in particular, upon the continued purchase of our products, and other products which incorporate our products, by the U.S. government. Changes in military strategy and planning may affect future procurement priorities and existing programs in a manner adverse to the Company's business. In particular, the current funding demands on the U.S. government, combined with a potential reduction of forces in Iraq, may lead to lower levels of government defense spending.

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

        We provide our services primarily through two types of contracts: fixed-price and cost-type contracts. Approximately 76%, 76% and 83% of our total revenues for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, were derived from fixed-price contracts, which require us to perform services under a contract at a stipulated price. We derived approximately 24%, 24% and 17% of our revenues for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, from cost-type, including time-and-material-type, contracts by which we are reimbursed for incurred costs and receive a fee that, depending on the contract, is either dependent on cost savings and/or performance or is a fixed fee, which is negotiated but limited by statutes.

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

        Backlog represents products or services that our customers have committed by contract to purchase from us. Our total funded backlog as of March 31, 2008 was approximately $3.6 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. As described above, the U.S. government may unilaterally modify or cancel its contracts. Accordingly, most of our backlog can be cancelled or reduced at the option of the US. government. Our failure to replace canceled or reduced backlog could negatively impact our revenues and results of operations.

Our international operations expose us to risks of losses.

        Approximately 5%, 7% and 9% of our revenues for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, were derived from sales to foreign governments. We are exploring the possibility of expansion into additional international markets. We cannot assure you that we will maintain significant operations internationally or that any such operations will be successful. Any international operations we establish will be subject to risks similar to those affecting our U.S. operations and our current operations in Canada and the United Kingdom, in addition to a number of other risks, including:

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

        We compete with many large and mid-tier defense contractors on the basis of performance, cost, overall value, delivery and reputation. Additionally, some customers, including the DoD, are increasingly purchasing "off the shelf" components from commercial suppliers in lieu of using traditional defense contractors to design and manufacture such items. Further, the industry has experienced substantial consolidation, increasing the market share of certain companies and enabling them to enhance their competitive position.

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

        Some of our likely industry partners are also potential competitors, which may impair the viability of new or continued strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our industry partners' perception of us. Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the defense industry.

The Company may not be able to obtain patents or other intellectual property protections necessary to secure its proprietary technology.

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

        While the Company enters into confidentiality and non-disclosure agreements with its employees, consultants, partners, customers and others to attempt to limit access to and distribution of proprietary and confidential information, it is possible that:

  •
  some or all of its confidentiality agreements will not be honored;

  •
  third parties will independently develop equivalent technology or misappropriate the Company's technology or designs;

  •
  dispute will arise with the Company's strategic partners, customers or others concerning the ownership of intellectual property; or

  •
  contractual provisions may not be enforceable in certain jurisdictions.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.

        We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us from guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts and the business arrangements generally.

We are subject to environmental laws and regulations, and our ongoing operations may expose us to environmental liabilities.

        Our operations, like those of other companies engaged in similar businesses, are subject to federal, state, foreign and local environmental and health and safety laws and regulations. As a result, we have been involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We could be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Also, in the future, contamination may be found to exist at our current or former facilities or at off-site locations to which we or certain companies that we have acquired or previously owned may have sent waste, including the

Orphan Mine site in the Grand Canyon National Park, Arizona, which is currently subject to a government investigation. We could be held liable for such contamination. The remediation of such contamination, or the enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations, may require us to make additional expenditures, and could decrease the amount of free cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

        Our business may be adversely affected by the outcome of these legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish liabilities based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. It is possible that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities in a particular reporting period. For a description of our current legal proceedings, see Item 3. "Legal Proceedings."

A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.

        There is a continuing demand for qualified technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the military industry is intense, and there is a limited number of persons with knowledge of and experience in this industry. Although we currently experience relatively low rates of turnover for our technical personnel the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

As a U.S. government contractor, we are subject to a number of procurement rules, regulations, and procedures, including routine audits.

        Government contractors must comply with specific procurement regulations and other requirements and are subject to routine audits and investigations by U.S. government agencies, such as the DCAA. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be allocated improperly to a specific contract will not be reimbursed or must be refunded if already reimbursed. If we fail to comply with procurement regulations or other requirements, or if an audit otherwise uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and/or administrative sanctions, which may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety are made against us.

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

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

        Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Such disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or out stock price.

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary. We may incur substantial additional indebtedness in the future.

        Our total debt outstanding as of March 31, 2008 was approximately $1.6 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our obligations. For example, our levels of indebtedness could, among other things:

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

        As of March 31, 2008, approximately 8% of our total debt is exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. If we borrow additional amounts under the revolving portion of our amended and restated senior secured credit facility, the interest rates on those borrowings may vary depending on the prime rate, federal funds rate or LIBOR. If these interest rates rise, the interest rate on our variable rate debt also may increase. Therefore, an increase in these interest rates may increase our interest payment obligations and have a negative effect on our cash flow, results of operations and financial position.

We may not be successful in implementing our growth strategy if we are unable to identify, acquire and finance suitable acquisition targets.

        Finding and consummating acquisitions is an important component of our growth strategy. Our continued ability to grow by acquisition is dependent upon the availability of acquisition candidates at reasonable prices and our ability to obtain any required acquisition financing on acceptable terms. Larger companies with significantly greater resources compete against us for acquisitions. We may need to use significant amounts of cash, issue additional equity securities and/or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business and/or a dilutive effect on returns to existing stockholders. Based on our current level of indebtedness and other factors, which may or may not be within our control, there can be no assurance that we will be able to procure the necessary funds to effectuate our acquisition strategy on commercially reasonable terms, or at all. In addition, as our revenue growth has been attributable historically in large part to our successful acquisition strategy, failure to identify, consummate or integrate suitable acquisitions could lead to a reduced rate of revenue growth, operating income and net earnings in the future.

We use estimates in accounting for our pension plan and changes in our estimates could adversely affect our results of operations.

        The process of determining our pension plan expense or income involves significant judgment, particularly with respect to our long-term return pension assets and discount rate assumptions. If our discount rate assumption or long-term return on assets (ROA) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would be impacted.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

        At March 31, 2008, we had goodwill and other intangible assets of approximately $2.8 billion, net of accumulated amortization, which represented approximately 65% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

        Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The table below provides information about our significant leased and owned facilities and properties.

        We lease the following significant properties:

Location	Activities	Operating Segment	Approximate Square Footage	Lease Expiration
Parsippany, New Jersey	New Jersey Corporate Headquarters	Corporate	50,800	12/31/2013
Arlington, Virginia	Washington Corporate Headquarters	Corporate	23,000	01/31/2012
Huntsville, Alabama	Administrative, Manufacturing and Warehouse	C4I	215,500	06/30/2013
Madison, Alabama	Warehouse	C4I	22,500	08/31/2008
Sunnyvale, California	Engineering, Manufacturing and Research	C4I	17,200	06/30/2011
Ottawa, Ontario, Canada	Administrative and Engineering	C4I	63,100	06/30/2011
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	15,800	06/30/2008
Melbourne, Florida	Administrative, Marketing, Engineering and Manufacturing	C4I	105,400	01/31/2016
Bethesda, Maryland	Administrative and Marketing	C4I	19,200	06/30/2013
Columbia, Maryland	Administrative and Engineering	C4I	10,300	03/31/2013
Gaithersburg, Maryland	Administrative, Engineering and Product Development	C4I	49,600	06/30/2011
Fitchburg, Massachusetts	Administrative, Engineering and Manufacturing	C4I	72,600	07/31/2011
Fitchburg, Massachusetts	Administrative and Manufacturing	C4I	22,000	05/31/2020
Merrimack, New Hampshire	Administrative and Marketing	C4I	62,700	04/14/2010
Oakland. New Jersey	Administrative, Engineering and Manufacturing	C4I	35,400	08/31/2010
Oakland, New Jersey	Administrative, Engineering and Manufacturing	C4I	25,900	08/31/2010
Buffalo, New York	Administrative, Engineering and Research	C4I	98,100	03/31/2010
Dayton, Ohio	Engineering, Manufacturing and Field Service	C4I	20,500	09/30/2008

Dayton, Ohio	Engineering, Manufacturing and Field Service	C4I	16,100	09/30/2009
Johnstown, Pennsylvania	Warehouse	C4I	49,200	02/31/2013
Johnstown, Pennsylvania	Administrative and Manufacturing	C4I	129,700	05/31/2010
Wyndmoor, Pennsylvania	Administrative and Manufacturing	C4I	92,000	03/31/2009
Mineral Wells, Texas	Administrative, Engineering, Manufacturing and Product Development	C4I	42,000	04/30/2012
Farnham, Surrey, United Kingdom	Administrative, Engineering and Manufacturing	C4I	26,000	12/24/2014
Prescott Valley, Arizona	Research, Development, Production and Administrative	RSTA	11,900	12/13/2009
Cypress, California	Administrative, Engineering and Manufacturing	RSTA	91,500	02/28/2016
Irvine, California	Administrative, Engineering and Manufacturing	RSTA	40,100	05/31/2009
City of Palm Bay, Florida	Warehouse	RSTA	24,400	10/31/2008
Melbourne, Florida	Administrative, Engineering and Manufacturing	RSTA	141,400	05/31/2010
Palm Bay, Florida	Administrative, Engineering and Manufacturing	RSTA	93,400	11/30/2010
Dallas, Texas	Administrative and Engineering	RSTA	15,800	04/30/2012
Dallas, Texas	Administrative, Engineering and Manufacturing	RSTA	77,800	07/10/2012
Dallas, Texas	Administrative, Engineering and Manufacturing	RSTA	48,400	07/10/2012
Bridgeport, Connecticut	Warehouse and Manufacturing	SS	37,800	09/30/2008
Melbourne, Florida	Administrative and Manufacturing	SS	15,400	04/30/2009
St. Louis, Missouri	Warehouse	SS	13,500	09/30/2008
Cincinnati, Ohio	Administrative, Manufacturing and Warehouse	SS	18,900	07/31/2008
Cincinnati, Ohio	Administrative and Manufacturing	SS	11,700	08/31/2013
Cincinnati, Ohio	Administrative and Manufacturing	SS	95,200	05/31/2017

Chantilly, Virginia	Administrative and Manufacturing	SS	15,900	09/30/2009
Calverton, Maryland	Administrative	TS	14,400	08/31/2009
Troy, Michigan	Administrative	TS	19,600	11/30/2009
Tinton Falls, New Jersey	Administrative and Manufacturing	TS	14,900	12/14/2011
Fairborn, Ohio	Administrative	TS	11,700	08/31/2009
Willoughby, Ohio	Administrative	TS	11,500	05/31/2008
Chesapeake, Virginia	Administrative	TS	19,600	04/30/2009
Herndon, Virginia	Administrative, Engineering, Engineering Support and Research	TS	55,000	09/30/2012
Sterling, Virginia	Administrative	TS	25,700	04/30/2009

        We own the following significant properties:

Location	Activities	Operating Segment	Approximate Square Footage
Carleton Place, Ontario, Canada	Administrative and Manufacturing	C4I	128,500
Danbury, Connecticut	Administrative, Engineering and Manufacturing	C4I	74,700
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	72,000
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	52,900
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	31,500
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	93,600
Ft. Walton Beach, Florida	Engineering, Manufacturing and Research	C4I	10,200
Largo, Florida	Administrative and Manufacturing	C4I	120,000
Gaithersburg, Maryland	Engineering, Manufacturing and Research	C4I	150,400
Hudson, Massachusetts	Administrative, Engineering, Product Development and Manufacturing	C4I	54,000
Milwaukee, Wisconsin	Administrative, Engineering, Field Service, Product Development and Manufacturing	C4I	615,000
Palm Bay, Florida	Administrative, Engineering and Manufacturing	RSTA	57,200
Bedford, Nova Scotia, Canada	Manufacturing and Administrative	SS	40,000
Bridgeport, Connecticut	Manufacturing and Administrative	SS	134,700
Florence, Kentucky	Manufacturing and Administrative	SS	264,900

High Ridge, Missouri	Manufacturing and Administrative	SS	214,000
St. Louis, Missouri	Subassembly/Administrative	SS	263,600
West Plains, Missouri	Manufacturing and Administrative	SS	391,000
Cincinnati, Ohio	Manufacturing and Administrative	SS	27,000
Warner Robins, Georgia	Administrative	TS	11,000
Polson, Montana	Manufacturing	TS	20,000
Elizabeth City, North Carolina	Hangar	TS	80,000

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

Item 3.    Legal Proceedings

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million at March 31, 2008 and 2007, for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although at March 31, 2008, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and may perform the EE/CA itself, or negotiate directly with another potentially responsible party for the performance of the EE/CA. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. We believe that we have legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

        In connection with our acquisition of ESSI in January 2006, we have been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

        In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI's earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by "tipping" his financial advisor and close friend by sharing material, nonpublic information regarding ESSI's financial condition shortly before certain 2003 earnings announcements. That action is scheduled for trial on December 15, 2008.

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop work order relating to ESSI's Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. ESSI has received no additional subpoenas or requests for information from the SEC on these subject matters since May 2006.

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished. ESSI has received no additional subpoenas or requests for information from the U.S. Attorney's office on these subject matters since May 2006.

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

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial

Officer and former Controller had each participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme. The pending SEC actions have been consolidated and stayed at the request of the U.S. Attorney's office pending resolution of related criminal proceedings.

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

        In August 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI's former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI's Board of Directors and Compensation Committee), ESSI's former Chief Financial Officer and ESSI's former Controller relating to the alleged backdating of stock options prior to ESSI's acquisition by DRS. The complaint also contains claims against us as a nominal defendant and against each of the current members of our Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition. We believe the claims made against us and our current Directors are without merit. The U.S. Attorney's office has moved to intervene and stay the case pending resolution of the related criminal charges against the individual ESSI defendants. DRS and the DRS Board of Directors have moved to dismiss the case on substantive and jurisdictional grounds. Those motions are pending.

        In January 2008, we received an inquiry from the Australian Competition and Consumer Commission (ACCC) related to one of our subsidiaries, DRS Training & Control Systems, Inc. The ACCC has requested documents and information regarding allegations of possible anticompetitive activity in violation of the Australian Trade Practices Act. In April 2008, we provided the documents and information requested by the ACCC. We have commenced an internal investigation involving this matter, but are currently unable to determine the timing or the impact, if any, that the matter may have on us.

        In May 2008, we were notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in DRS securities prior to the public announcement that Finmeccanica S.p.A. and the Company had entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire the Company for $81.00 per share in cash subject to the terms thereof. In each case, we were asked to provide certain documents and information. We were advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised us that it was engaged in a fact gathering process and that no inference of impropriety should be inferred.

        In May, 2008, a plaintiff filed a putative class action lawsuit against us and each of our directors in the Superior Court of the State of New Jersey, challenging our proposed transaction with Finmeccanica, S.p.A. The complaint, captioned Scheidt v. DRS Technologies, Inc., et al, alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants are engaged in self-dealing in connection with the transaction, and that our stockholders will be divested of a large portion of our assets for inadequate consideration if the transaction is consummated. The complaint asserts a claim for breach of fiduciary duties against the individual defendants and a claim for aiding and abetting breaches of fiduciary duty against the Company. The plaintiff seeks, among other things, an order enjoining the defendants from consummating the transaction and directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our stockholders. We believe that the claims asserted by the plaintiff are wholly without merit and intend to defend vigorously against the action.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On May 14, 2008, we announced that, our Board of Directors declared a quarterly cash dividend of $0.03 per share on our common stock. The dividend is payable on June 30, 2008 to stockholders of record as of the close of business on June 13, 2008. Our credit facility allows the payment of dividends or other distributions on our common stock, subject to certain restrictions. Any future declaration of dividends will be subject to the discretion of our Board of Directors. The timing, amount and form of any future dividends will depend, among other things, on our results of operations, financial condition, cash requirements, plans for expansion, limitations imposed by our amended and restated credit agreement and indentures governing our notes and other factors deemed relevant by our Board of Directors.

        The following table shows the high and low sale prices per share of our common stock and dividends paid during fiscal 2008 and 2007, as reported on the NYSE.

	Fiscal 2008
Fiscal Year Ended March 31, 2008			Dividends Paid
	High	Low
First Quarter	$58.20	$48.41	$0.03
Second Quarter	$58.47	$44.11	$0.03
Third Quarter	$61.33	$53.15	$0.03
Fourth Quarter	$59.27	$48.04	$0.03

	Fiscal 2007
Fiscal Year Ended March 31, 2007			Dividends Paid
	High	Low
First Quarter	$59.50	$45.27	$0.03
Second Quarter	$48.72	$35.83	$0.03
Third Quarter	$53.18	$43.14	$0.03
Fourth Quarter	$56.50	$51.02	$0.03

        The closing sale price of our common stock, as reported by the NYSE on May 23, 2008, was $78.47 per share. As of that date, there were approximately 1,250 registered holders of record of our common stock.

        We did not repurchase any equity securities during the period covered by this report.

Stock Performance Graph

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on DRS common stock against the total return of the NYSE Market Index and the S&P 1500 Aerospace & Defense Index (the Peer Group). A listing of the companies included in the Peer Group is available through publications from Standard & Poor's and other licensed providers.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG DRS TECHNOLOGIES, INC.,
NYSE MARKET INDEX AND S&P AEROSPACE & DEFENSE

ASSUMES $100 INVESTED ON APRIL 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2008

	Fiscal Years Ended March 31,
Company/Index/Market
	2003	2004	2005	2006	2007	2008
DRS Technologies, Inc.	$100.00	$111.88	$169.93	$219.90	$209.61	$234.66
S&P 1500 Aerospace & Defense	100.00	142.31	179.60	222.88	260.62	274.23
NYSE Market Index	100.00	139.63	154.41	174.31	196.72	186.08

Item 6.    Selected Financial Data

Restatement of Financial Information

        We have restated our previously reported consolidated financial statements for the year ended March 31, 2007. The restatement adjustment resulted in a cumulative net decrease to stockholders' equity of $23.5 million as of March 31, 2007 and a decrease in previously reported net income of $23.5 million for the year ended March 31, 2007.

        In the following table, we provide our selected historical consolidated financial and operating data as of and for the fiscal years indicated. The selected summary of earnings data, earnings per share data from continuing operations and certain of the other data for the years ended March 31, 2008, 2007 and 2006 and the selected balance sheet data as of March 31, 2008 and 2007 presented below are derived from our audited consolidated financial statements included elsewhere in Item 8 of this Form 10-K. The selected summary of earnings data, earnings per share data from continuing operations and certain of the other data for the years ended March 31, 2005 and 2004 and selected balance sheet data as of March 31, 2006, 2005 and 2004 presented below are derived from our consolidated financial statements, which are not included in this Form 10-K.

        When you read this selected historical financial data, it is important that you also read along with it our historical consolidated financial statements and related notes included in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

	Years Ended March 31,(1)
	2008	2007 (Restated)	2006	2005	2004
	(in thousands, except per-share data and ratios)
Summary of Earnings Data
Revenues	$3,295,384	$2,821,113	$1,735,532	$1,308,600	$986,931
Operating income(2)	$360,376	$270,739	$192,710	$143,132	$103,332
Earnings from continuing operations before income taxes(2)	$249,524	$150,320	$133,488	$102,968	$77,331
Earnings from continuing operations(2)	$165,769	$103,572	$81,494	$58,126	$43,542
Net earnings(2)	$165,769	$103,572	$81,494	$60,677	$44,720
Earnings Per-Share Data from Continuing Operations(2),(3),(4)
Basic earnings per share	$4.08	$2.60	$2.75	$2.15	$1.80
Diluted earnings per share	$4.00	$2.54	$2.67	$2.09	$1.76
Balance Sheet Data (at period end)
Working capital	$354,762	$331,642	$200,427	$373,964	$145,315
Net property, plant and equipment	$255,677	$231,206	$220,506	$143,264	$142,378
Total assets	$4,316,035	$4,189,084	$4,019,119	$1,891,861	$1,625,390
Long-term debt, excluding current installments	$1,627,468	$1,783,046	$1,828,771	$727,611	$565,530
Total stockholders' equity	$1,683,606	$1,478,962	$1,351,580	$671,428	$595,625
Financial Ratios and Supplemental Information
Net cash flows provided by operating activities of continuing operations	$211,461	$195,235	$157,062	$136,183	$104,717
Net cash flows used in investing activities of continuing operations	$(76,841)	$(69,918)	$(1,467,396)	$(53,573)	$(273,859)
Net cash flows provided by (used in) financing activities of continuing operations	$(144,347)	$(31,001)	$1,004,222	$164,901	$131,613
Capital expenditures	$71,314	$55,907	$43,194	$34,521	$24,444
Depreciation and amortization	$78,191	$76,663	$48,985	$40,968	$28,436
Internal research and development	$66,099	$50,881	$47,600	$38,852	$27,387
Interest and related expenses	$110,423	$119,912	$64,186	$39,750	$24,259
EBITDA(5)	$436,080	$345,622	$239,406	$181,226	$129,272
Free cash flow(6)	$140,147	$139,328	$113,868	$101,662	$80,273
Cash dividends declared per common share	$0.12	$0.12	$0.12	$—	$—

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

  c)
  Fiscal Year 2004: Integrated Defense Technologies, Inc.—Acquired November 4, 2003.

(2)
Includes the effect of SFAS 123(R), "Share-based Compensation," which was adopted by the Company on April 1, 2006. As a result of applying SFAS 123R to our stock options, operating income, earnings from continuing operations before income taxes, earnings from continuing operations and net earnings for fiscal 2007 were $6.3 million, $6.3 million, $3.9 million and $3.9 million lower, respectively, than if we had continued to apply our previous method of accounting for stock options. See Note 12 to our Consolidated Financial Statements for further information.

(3)
Per share data includes the weighted average impact of the January 31, 2006 issuance of 11,727,566 shares of common stock in connection with the ESSI acquisition and the November 4, 2003 issuance of 4,323,172 shares of common stock in connection with the Integrated Defense Technologies, Inc. acquisition.

(4)
DRS declared cash dividends of $0.03 per common share on a quarterly basis beginning June 30, 2005. There were no cash dividends paid in fiscal 2005 or prior.

(5)
Earnings from continuing operations before extraordinary items, net interest and related expenses (primarily amortization of debt issuance costs), income taxes and depreciation and amortization (EBITDA). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures."

(6)
Net cash flows provided by operating activities of continuing operations less capital expenditures. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations, Use of Non-GAAP Financial Measures."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a company overview, followed by defense industry considerations and a summary of our overall business strategy, to provide context for understanding our business and a summary of our acquisitions. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flow, and discuss our financial commitments under "Liquidity and Financial Resources" and "Contractual Obligations."

        This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our Consolidated Financial Statements.

Restatement of Previously Issued Consolidated Financial Statement

        In February 2008, we received a comment letter from the staff of the U.S. Securities and Exchange Commission (SEC) on our fiscal 2007 Form 10-K (filed on May 30, 2007) and our fiscal 2008 second quarter Form 10-Q (filed on November 9, 2007). In the initial comment letter, and in other subsequent written and telephonic communications with the SEC, information was requested regarding the timing of a $36.8 million pretax charge that was recorded in our fiscal 2008 first quarter ended June 30, 2007 for the impact of a redesign on our Thermal Weapon Sight II (TWS II) program.

        In March 2007, we stopped production on the TWS II line due to intermittent failures. After several weeks of analysis, we identified the root causes of the failures, and in May 2007 we released a redesign that we believed would address them. The charge reflects our revised estimate of the excess of the total estimated costs to fulfill the scope of work of the TWS II contract, over the total TWS II contract value. The total estimated costs to complete the contract reflect all direct costs (primarily labor and material), overhead and allowable general and administrative expenses. The most significant component of the charge was a result of the write-off of certain TWS II on-hand component parts that would no longer be utilized in the new TWS II design. The charge also reflects the estimated future cost of the redesign and cost growth that was unrelated to the redesign.

        Following discussions with the staff of the SEC and review of the judgments and estimates we made relating to the charge, we concluded that the $36.8 million charge should have been recorded in our fiscal 2007 fourth quarter ended March 31, 2007. All amounts impacted by the restatement that are presented in the MD&A have been restated to reflect the $36.8 million charge in the appropriate period.

        As a result of foregoing, we are restating our previously filed consolidated financial statements and selected financial data for the year ended March 31, 2007, inclusive of our fourth quarter ended March 31, 2007 and our previously issued quarterly consolidated financial statements for the three month period ended June 30, 2007. Accordingly, our previously issued consolidated financial statements for these periods should no longer be relied upon.

        For additional information and a detailed discussion of the restatement, see Note 2, Restatement of Previously Issued Consolidated Financial Statements, to the accompanying consolidated financial statements.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, "Risk Factors," of this Annual Report. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

        DRS is a supplier of defense electronic products, systems and military support services. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, certain international military forces and industrial markets.

        On May 12, 2008, DRS announced that it had signed a definitive merger agreement with Finmeccanica S.p.A. (Finmeccanica) under which Finmeccanica will acquire 100% of DRS stock for $81.00 per share in cash (the Merger). The transaction is subject to approval by the stockholders of DRS, the receipt of regulatory approvals and other closing conditions, including review by U.S. Antitrust Authorities, the Committee on Foreign Investment in the United States (CFIUS) and the Defense Security Service (DSS). The transaction is expected to close by the fourth quarter of 2008. We anticipate that significant Merger related expenses will be incurred by us and charged to operations until the close of the transaction.

        On October 1, 2007, ESSIBuy, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The balance sheet and operating results of ESSIBuy were reclassified for the period from April 1, 2007 through September 30, 2007. The results in the prior year were not reclassified, as they were considered immaterial to both segments.

        On October 2, 2006, we implemented a new organizational operating structure that realigned our three operating segments: the Command, Control, Communications, Computers and Intelligence Group, the Surveillance & Reconnaissance Group and the Sustainment Systems & Services Group, into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. All amounts presented by segment reflect the current operating segment structure.

        The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare and ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test diagnostics and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

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

        The Technical Services Segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems, integration and information technology services, power generation and vehicle armor kits for military, intelligence, humanitarian, disaster recovery and emergency responder applications.

        The substantial majority of the our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the buyers (customers). Our primary "end-use" customer is the DoD. For the year ended March 31, 2008, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors generated $3.1 billion, or 93%, of our consolidated revenues. Our other customers include foreign governments, commercial and industrial customers and other U.S. federal, state and local government agencies.

Defense Industry Considerations and Business Strategy

        The United States' engagement in the Global War on Terror, in addition to the need to modernize U.S. military forces, has driven steady DoD funding increases since 2001. In particular, procurement and research and development (R&D) budgets, also known as investment accounts, provide a significant component of our revenues. These budget lines continue to realize sustained increases, demonstrating administration and Congressional support. DoD funding has increased at a compound annual growth rate of 6.8% from government fiscal year (GFY) 2001 through 2008, while procurement and R&D spending has grown nearly 8% annually during that period.

        For GFY 2008 excluding supplementals, Congress appropriated $480 billion for the Department of Defense, including approximately $175 billion for procurement and R&D. For the GFY 2009, the President has requested that Congress appropriate $515 billion for the DoD, a 7.5% increase over the 2008 funding. This includes $184 billion for procurement and R&D, an increase of 5% over GFY 2008, representing more than one-third of the total 2009 budget request.

        During this period of war, defense budgets have included the President's budget submission, as well as supplemental funds requested over the course of the fiscal year to meet the needs of the warfighter. For GFY 2008, the administration requested approximately $189 billion in supplemental funding, including approximately $75 billion, or 40%, for additional investment spending. Congress has appropriated $87 billion of that request and will consider the remaining $102 billion in GFY 2008. If this second supplemental is approved, defense funding for GFY 2008 will total approximately $670 billion, a 116% increase over 2001 levels. While these supplemental funding requests have increased total defense spending levels, some military service accounts are under pressure as the services move funds among accounts to cover current war needs. In addition, supplemental appropriations do not include the level of program detail typically provided in general defense appropriations. These two factors have made it increasingly difficult to forecast the timing and amount of the impact of supplemental funding on our programs.

        We expect the defense budget top line to remain well-funded for the near-term, driven by the need to continue to support the operations in Iraq and Afghanistan. As the landscape will continue to evolve during this dynamic period, we expect near-term defense funding to be driven primarily by the following:

  •
  Continued support for the warfighter from the administration and Congress in the face of threats posed by an uncertain global security environment;

  •
  Funding for ongoing operations in Iraq and Afghanistan, which will require funding above and beyond the DoD baseline budget for their duration;

  •
  The overall health of the U.S. and world economies and the U.S. government's finances. Based on the enacted and proposed levels of funding for DoD for GFY 2008 and GFY 2009, we expect continued defense spending growth in the near-term although the rate of increase as compared to recent years has declined;

  •
  The need to reset and replenish equipment and supplies damaged and consumed during the war; and

  •
  The need to modernize the country's military infrastructure to address the evolving requirements of modern-day warfare.

        However, projected defense spending is uncertain due to numerous factors, including those noted above. For more information on the risks and uncertainties that could impact the U.S. government's demand for our products and services, see Item 1A "Risk Factors" of this Form 10-K.

  Business Strategy

        DoD budgets have experienced increased focus on command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, we continue to believe the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms), while enhancing readiness and joint operations. As a result, we believe defense budget program allocations continue to favor advanced information technologies related to C4ISR. Furthermore, the DoD's emphasis on system interoperability, force multipliers and the provision to battlefield commanders of real-time data is increasing the electronic content of nearly all major military procurement and research programs.

        The DoD Operations and Maintenance (O&M) Account, which includes funding for training, services and other logistical support functions, is of significant importance to the defense industry and to DRS, particularly to our Technical Services and Sustainment Systems segments. O&M in the DoD baseline budget has grown at an annual rate of 6% since GFY 2001. The GYF 2008 level of $164 billion is $18 billion, or 12%, more than the GFY 2007 level. The number of active duty ground forces deployed in Iraq surged last calendar year by approximately 92,000 troops, which will likely increase O&M funding requirements in the near future.

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

Acquisitions

        The following summarizes the acquisitions we completed during the past three fiscal years, which significantly affect the comparability of the period-to-period results presented in this discussion and analysis. The acquisitions discussed below have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in our reported operating results from their respective effective dates of acquisition. We selectively target acquisition candidates that complement or expand our product lines, services or technical capabilities. We continue to seek acquisition opportunities consistent with our overall business strategy.

        Fiscal 2006 Acquisitions    On January 31, 2006, we completed our acquisition of Engineered Support Systems, Inc. (ESSI). The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the acquisition was $1.93 billion. In addition to the purchase price, we assumed $78.5 million of ESSI's debt at closing and recorded $27.1 million of acquisition-related costs, including professional fees. Upon closing of the acquisition, we repaid ESSI's credit facility in the amount of $76.3 million. We financed the cash portion of the acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026.

        ESSI, formerly headquartered in St. Louis, Missouri, is a supplier of integrated military electronics, support equipment and technical services focused on advanced sustainment and logistics support solutions for all branches of the U.S. armed services, major prime defense contractors, certain international militaries, homeland security forces and selected government and intelligence agencies. ESSI also produces specialized equipment and systems for commercial and industrial applications. We believe the addition of ESSI has contributed a significant base of systems, products and services focused on military force sustainment, technical and logistics support, integrated military electronics and field support equipment. The entities acquired in the ESSI acquisition are managed in our Sustainment Systems and Technical Services Segments.

        On June 27, 2005, we acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for approximately $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a half years, which ended on December 31, 2007. We accrued $0.2 million, $0.4 million and $0.2 million of additional consideration during fiscal 2008, 2007 and 2006, respectively, as a result of achieving certain revenue targets. In addition to the purchase price, we recorded approximately $0.2 million for acquisition-related costs, including professional fees.

        WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. We believe that the acquisition of WalkAbout has enhanced our position in the tactical computer systems business by broadening our product offerings. WalkAbout is managed as part of our C4I Segment.

        On April 15, 2005, we acquired Codem Systems, Inc. (Codem) in a stock purchase transaction for approximately $31.6 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain annual bookings targets for a period of three years, which ended on April 15, 2008. We accrued $2.6 million, $1.0 million and $0.3 million of additional consideration in fiscal 2008, 2007 and 2006, respectively, as a result of achieving certain bookings targets. In addition to the purchase price, we recorded approximately $0.3 million for acquisition-related costs, including professional fees.

        Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced our existing intelligence product base. Codem is managed as part of our C4I Segment.

Critical Accounting Policies

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. Other areas require management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and costs and expenses during the reporting period. Ultimately, actual amounts may differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) they require management to make assumptions about matters that are uncertain at the time of the estimate; and (2) different estimates we reasonably could have used, or changes in the estimates that are reasonably likely to occur, that would have a material effect on our consolidated financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

        Management Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the percentage of completion and total estimated costs at completion on contracts, recoverability of goodwill and long-lived and intangible assets, the valuation of deferred tax assets and liabilities, the valuation of unrecognized tax benefits, the valuation of assets acquired and liabilities assumed in purchase business combinations, the valuation of pensions and other postretirement benefits, and the recognition of share-based compensation costs, as discussed below. We also make estimates regarding the recoverability of assets, including accounts receivable and inventories, and liabilities for litigation and contingencies. Actual results could differ from these estimates.

        Revenue Recognition on Contracts and Contract Estimates

        The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed price, cost-reimbursable, or time and material. These contract types are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). Cost-reimbursable type contracts also are specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, "Government Contracts, Cost-Plus-Fixed Fee Contracts" (ARB 43).

        Revenues and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered (the "units-of-delivery method"). Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method"). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract or profit center over its entire period of performance, which can exceed one year.

        Accounting for revenues and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, revenue on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred, divided by total estimated costs at completion, multiplied by (i) the total contract revenue, less (ii) the cumulative revenue recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative revenue recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated contract costs (including overhead and general and administrative expenses) exceed the total revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled "Loss accrual for future costs on uncompleted contracts."

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We make assumptions regarding the future impacts of efficiency initiatives and cost reduction efforts, labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

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

        Contracts that include multiple deliverables that are not within the scope of SOP 81-1 are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

        Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 typically are recognized in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

        If we identify the existence of one or more of the above indicators, we would determine if the asset (or asset group) is impaired by comparing its expected future net undiscounted cash flows with its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, we would record an impairment loss based on the difference between the asset's estimated fair value and its carrying value. The determination of the future net undiscounted cash flows and the fair value of an asset involves estimates and assumptions regarding future operating results, all of which are impacted by economic conditions related to the industries in which those assets operate. Inaccurate estimates could have a material effect on our results of operations and financial position. At March 31, 2008, we had identifiable acquired intangible assets with finite useful lives of $167.8 million, net of accumulated amortization.

        Goodwill is tested for impairment at a level of reporting referred to as a "reporting unit." We have identified five reporting units for impairment testing purposes at March 31, 2008. The annual goodwill impairment test is typically performed after completion of our annual financial operating plan, which occurs in the fourth quarter of our fiscal year. We completed our fiscal 2008 and 2007 impairment assessment with no adjustment to the carrying value of our goodwill.

        The annual goodwill impairment assessment involves estimating the fair values of each of our reporting units and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Fair value is estimated based upon two methodologies: a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit's projected earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged and compared with the carrying value of the reporting units. Estimating the fair value of the reporting units requires significant estimates and assumptions by management, as the calculation is dependent on estimates of our future revenues, EBIT, EBITDA and cash flows, and the appropriate discount rate to be applied, all of which are impacted by economic conditions related to the industries in which we operate, as well as conditions in the U.S. capital markets.

        The most significant assumptions used in the income approach, regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments, are: (1) multi-year cash flow projections for each of our reporting units, (2) a discount rate including the estimated risk-free rate of return, and (3) the expected long-term growth rate (beyond 5 years) of our businesses. The discount rate represents the estimated weighted average cost of capital (WACC). The WACC represents the estimated required rate of return on DRS's total market capitalization. It is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to DRS, including a risk-free rate of return and an equity-risk premium, and (2) the current after-tax market rate of return on DRS's debt, each weighted by the relative market value percentages of DRS's equity and debt. In valuing our reporting units in fiscal 2008, we used a weighted average discount rate of approximately 9.0%. Changes in our assumptions would affect the estimated fair values of our five reporting units and could result in a goodwill impairment charge in a future period. Based upon the results of our most recent goodwill impairment test, a decrease of approximately 5% in the estimated fair value of each of the reporting units would not result in a goodwill impairment charge for any of our reporting units. Our ESSI-related reporting units currently are sensitive to a decrease in their fair value, as the purchase price for ESSI was at fair value on January 31, 2006, with no significant change in industry valuations or discounted cash flows since the acquisition. For the fiscal 2008 impairment test, the fair value of each of our other reporting units exceeded their carrying value by a significant amount. An impairment charge to goodwill could have a material adverse effect on our financial condition and results of operations. At March 31, 2008, we had goodwill of $2.6 billion.

        Pension Plan and Postretirement Benefit Plan Obligations    The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates of salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other healthcare benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, changes to stockholders' equity through accumulated other comprehensive earnings, and our annual cash requirements to fund these plans.

        The fiscal 2008 discount rate assumptions used to determine the pension and postretirement benefit obligations were based on a hypothetical double-A yield curve represented by a series of annualized individual discount rates. The current year's discount rates were selected using a method that matches projected payouts from the plans with a zero-coupon double-A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan's measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. These individual discount rates are then converted into a single equivalent discount rate.

        Our benefit obligation and annual net periodic expense is significantly affected by the discount rate assumption we use. For example, a reduction to the discount rate of 25 basis points would have increased our benefit obligation at March 31, 2008 by approximately $8.2 million and our net periodic expense for fiscal 2008 by approximately $0.4 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our benefit obligation at March 31, 2008 by approximately $7.9 million and our net periodic expense for fiscal 2008 by approximately $0.4 million.

        Share-Based Compensation    As of April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. Our expected volatility is based upon the historical volatility of our stock. The expected life of share-based awards is based on observed historical exercise patterns for different groups of employees and directors. As share-based compensation expense recognized in the consolidated statements of earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Income Taxes    The Company's effective tax rate is based on pre-tax earnings, statutory tax rates and tax planning opportunities available in various jurisdictions in which we operate. An estimated effective tax rate for a year is applied to the Company's quarterly operating results. In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded simultaneously with the unusual or one-time item. DRS treats the resolution of prior-year tax matters to be such items. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

        The recognition and measurement of a tax position is based on management's best judgment given the facts and circumstances available as of the balance sheet date. In accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," (FIN 48) which DRS adopted on April 1, 2007, we evaluate our tax positions to determine whether the benefits of the tax position are more likely than not of being sustained upon audit based solely on the technical merits of the position. For tax positions that are more likely than not of being sustained upon examination, the Company recognizes the largest amount of the benefit that has a greater than 50% probability of being realized upon effective settlement in the financial statements. For tax positions that do not meet the more likely than not threshold, the Company does not record any benefit associated with the position in the financial statements. If the more likely than not threshold is not met during the period in which a tax position is taken, we may subsequently recognize a benefit if certain conditions are met during our continual evaluation of our tax positions. We continually evaluate our tax positions and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, expiration of statute of limitations and the progress of ongoing tax audits. Our liabilities for unrecognized tax benefits, including related penalties, are presented in the consolidated balance sheets within accrued expenses and other current liabilities for items that are reasonably possible to be realized within twelve months of the balance sheet date, with the remaining balance included in other liabilities. Interest associated with our unrecognized tax benefits is recorded as interest expense and is included within accrued expenses and other current liabilities.

        The Internal Revenue Code and United States Treasury Regulations require some items to be included in the tax returns in a different period than the period required in accordance with Generally Accepted Accounting Principles (GAAP), resulting in temporary differences. These temporary differences create deferred tax assets and liabilities being recorded for financial statement purposes. Deferred tax assets generally represent items that will result in a future tax deduction or credit which has already been recorded for financial statement purposes. DRS establishes a valuation allowance against our deferred tax assets when it is more likely than not that they will not be realized. Conversely, deferred tax liabilities are the result of having taken a deduction on the tax return, but not yet recognizing the impact of the deduction for financial statement purposes.

        At March 31, 2008, we had net deferred tax assets of $20.2 million, including $19.1 million of loss and tax credit carryforwards, which are subject to various limitations and will expire if unused within their respective carryforward periods. As of March 31, 2008, we provided a $4.1 million valuation allowance associated with the loss carryforwards and certain other temporary differences that are included in our net deferred tax assets. Deferred taxes are determined separately for each of our tax paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. At March 31, 2008, we believe we will realize our recorded net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets and require us to increase our valuation allowance against our deferred tax assets. Such changes, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

        Other Management Estimates    A substantial majority of our revenues and, consequently, our outstanding accounts receivables, are directly or indirectly related to the U.S. government. Therefore, our risk of not collecting amounts due us is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. Consequently, we historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. Changes in the underlying financial condition of our customers or changes in the industry in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

        Our inventory consists of work in process (including general and administrative costs on certain contracts), raw materials and finished goods, including subassemblies principally for use in our products. We continually evaluate the adequacy of our reserves on our raw materials and finished goods inventory by reviewing historical rates of scrap, on-hand quantities, as compared with historical and projected usage levels, and other anticipated contractual requirements.

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

	Years Ended March 31,			Percent Changes
	2008	2007 (Restated)	2006	2008 vs. 2007	2007 vs. 2006 (Restated)
	(in thousands)
Key performance metrics
Revenues:
Products	$2,472,561	$2,084,765	$1,520,508	18.6%	37.1%
Services	$822,823	$736,348	$215,024	11.7%	242.4%

Total revenue	$3,295,384	$2,821,113	$1,735,532	16.8%	62.6%
Costs and expenses:
Cost and expenses—Products	$2,179,014	$1,880,239	$1,345,200	15.9%	39.8%
% of product revenues	88.1%	90.2%	88.5%
Cost and expenses—Services	$755,994	$670,135	$197,622	12.8%	239.1%
% of service revenues	91.9%	91.0%	91.9%
Total costs and expenses	$2,935,008	$2,550,374	$1,542,822	15.1%	65.3%

Operating income	$360,376	$270,739	$192,710	33.1%	40.5%
Operating income percentage	10.9%	9.6%	11.1%
Bookings	$3,862,030	$3,489,167	$2,172,905	10.7%	60.6%
Other significant financial metrics
Interest and related expenses	$110,423	$119,912	$64,186	-7.9%	86.8%
Income taxes	$83,755	$46,748	$51,994	79.2%	-10.1%
Significant liquidity metrics(A)
Free cash flow	$140,147	$139,328	$113,868	0.6%	22.4%
EBITDA	$436,080	$345,622	$239,406	26.2%	44.4%

(A)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

Fiscal Year Ended March 31, 2008, Compared with Fiscal Year Ended March 31, 2007

Revenues

        Consolidated revenue increased $474.3 million, or 16.8%, to $3.3 billion for the fiscal year ended March 31, 2008, as compared with the prior fiscal year. The increase in revenue was comprised of an increase of $387.8 million and $86.5 million for product and service revenues, respectively.

Revenues—Products

        Revenue from our products (e.g., hardware, components, systems) increased $387.8 million, or 18.6%, to $2,472.6 million for the fiscal year ended March 31, 2008, as compared with prior fiscal year. The increase was primarily driven by greater shipments of driver vision enhancement equipment and components for ground-based vehicles, certain rugged computer systems, thermal imaging systems and subsystems for a long-range surveillance system, and ground-based target acquisition and missile control subsystems. Revenues from driver vision enhancement equipment and components increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. Rugged computer systems revenue increased due to increased funding and accelerated customer delivery requirements to supply troops in theatre. In addition, supplemental funding was received to support target acquisition systems for certain ground-based vehicles, which resulted in increased revenue on both the thermal imaging systems and subsystems for a long-range surveillance system, and ground-based target acquisition and missile control subsystem programs.

        Partially offsetting overall higher product revenues were lower shipments of rugged computer systems sold in the international market and commercial vehicle armor kits, as a result of contracts being substantially completed during the first half of the 2008 fiscal year, as well as decreased production revenues on a precision targeting system program, that was delayed due to customer-initiated design changes. Production resumed during the fourth quarter of fiscal 2008.

Revenues—Services

        Revenue from services increased $86.5 million, or 11.7%, to $822.8 million for the fiscal year ended March 31, 2008, as compared with the prior fiscal year. The primary drivers of the increase are demand for equipment and services under the Rapid Response and satellite-based communication network programs.

        Revenues from the Rapid Response program increased significantly during fiscal 2008 as a result of continued operational demand in Iraq and Afghanistan. The increased revenue from the satellite-based communication network program is a result of the commencement of program operations in the current fiscal year to support deployed personnel.

        Partially offsetting the increase in service revenue were decreased revenues for certain security services for various government installations due to a delay in anticipated funding for a specific program and the substantial completion of another security service program in which no additional funding has been awarded to date.

Costs and expenses/Operating income

        The majority of our business is comprised of thousands of individually unique contracts to design and/or produce defense electronics (components and systems) and to provide other sustainment, logistics management and communications services to the military. In general, we do not manufacture large homogenous product lines.

        Costs and expenses include contract costs, consisting of direct costs (labor, material, etc), indirect overhead, allowable general and administrative expenses, as defined below, including internal research and development and bid-and-proposal costs (on certain contracts) and non-allocable costs, such as unallowable general and administrative expenses, as defined below, and amortization of intangible assets.

        The Company bifurcates its total general and administrative (G&A) costs into "allowable" and "unallowable" cost pools, as the terms are defined in the U.S. Federal Acquisition Regulations (FAR) procurement regulations. The Company accounts for allowable G&A costs allocated to its government contractor operating units that design, develop and produce complex defense electronic components and systems for specifically identified contracts as contract costs because such costs are generally reimbursable indirect contract costs pursuant to the terms of the contracts. The Company expenses such allowable G&A costs as a component of costs and expenses when the revenues related to those contracts are recognized. The Company's government contractor operating units allocate allowable G&A costs to their contracts using an indirect overhead rate which is generally based upon allowable G&A costs as a percentage of a total cost (direct labor, manufacturing overhead, raw materials and other direct costs) input base.

        Consolidated costs and expenses increased $384.6 million, or 15.1%, to $2.9 billion for the fiscal year ended March 31, 2008, as compared with the prior fiscal year. The increased costs are attributed to a $298.8 million increase in product related expenses and a $85.9 million increase in service-related expenses.

Costs and expenses—Products

        Product costs and expenses increased $298.8 million, or 15.9%, for fiscal 2008, as compared to the prior fiscal year, while decreasing 210 basis points as a percentage of product revenues over the same period. The increase in costs and expenses is attributed to significant revenue growth during the period, as noted above. The decrease in cost and expenses as a percentage of product revenues is attributed to a $40.3 million charge on the Thermal Weapon Sights (TWS) II program recorded during the prior fiscal year and a significant portion of the curtailment gain recorded on certain pension and postretirement plans during the second quarter of fiscal 2008 (see "Operating Segments" discussion for additional information). In addition, favorable margins were realized on certain rugged computer systems, driver vision enhancement equipment and components, power generation and distribution equipment, and certain commercial nuclear control panel programs. The increased profitability on certain rugged computer systems is a result of production efficiencies on the existing delivery order, which is, nearing completion. The driver vision enhancement equipment and component programs favorable results are attributed to increased volume resulting in additional material, production and overhead rate efficiencies. Power generation and distribution equipment and commercial nuclear control panel programs realized increased profitability as a result of favorable program risk adjustments, as the programs were substantially completed during fiscal 2008.

        Partially offsetting the increases in profitability were significant cost growth realized on various mobile environmental system programs as a result of rework and redesign efforts to meet contractual specifications, anticipated cost growth on the development of certain switchboard programs and additional cost growth on the TWS II program, which reflects equitable consideration to the customer for schedule extension and costs to repair/upgrade certain previously fielded units. Cost and expenses for products generally range between 88% to 90% of revenues.

Costs and expenses—Services

        Costs and expenses—services increased $85.9 million, or 12.8% during, fiscal 2008, as compared with the prior fiscal year, while increasing 90 basis points as a percentage of service revenues over the same period. The increase in costs and expenses was driven by the increase in revenues for the period. The increase in costs and expenses as a percentage of service revenues was attributed to cost over-runs associated with a program to provide technical manuals for armored vehicles as a result of a change in scope, offset in part by an increase in profit on a satellite-based communication network program due to higher-than-anticipated volume, and a portion of the curtailment gain recorded on certain pension and postretirement plans during the second quarter of fiscal 2008 (see "Operating Segments" discussion for additional information).

Operating income

        We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, define operating income as revenues less related costs and expenses of producing the revenues, including allowable general and administrative expenses, and non-allocable costs, as defined above. Operating income is discussed in detail for each of the business segments in which we operate, and the segment operating income is one of the key metrics used by management to internally manage its operations. Consolidated operating income increased $89.6 million, or 33.1%, to $360.4 million, as compared with the prior fiscal year. In addition, operating income as a percentage of revenues increased 130 basis points, which is attributed to the cost/revenue relationships detailed above. See "Operating Segments" discussion for additional information.

Bookings

        We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the fiscal year ended March 31, 2008 increased $372.9 million, as compared with the prior fiscal year, to $3.9 billion. The primary drivers of the increase were strong demand for driver vision enhancement equipment and components for ground-based vehicles from our C4I and RSTA segments, rugged computer systems and certain sonar systems from our C4I Segment, mast mounted sights and ground-based target acquisition and missile control subsystems from our RSTA Segment, and service-related bookings on the Rapid Response and satellite-based communication network programs at our Technical Services Segment. Partially offsetting the higher overall bookings were lower bookings for TWS II and thermal imaging systems and subsystems for long-range surveillance systems from our RSTA Segment.

Interest and related expenses

        Interest and related expenses decreased $9.5 million for the year ended March 31, 2008, as compared with the prior fiscal year, to $110.4 million. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the year ended March 31, 2008, as compared with the corresponding periods in the prior year. We had no borrowings outstanding under our revolving credit facility at March 31, 2008 and March 31, 2007. In addition, we prepaid, at our discretion, approximately $150.0 million of our outstanding term loan during fiscal 2008. With the adoption of FIN 48 on April 1, 2007, we began recording the interest associated with our unrecognized tax benefits as a component of interest expense. For the year ended March 31, 2008, we recorded $0.5 million of interest expense associated with unrecognized tax benefits.

Income taxes

        The effective income tax rate for fiscal 2008 was 33.6%, compared with 31.1% for last fiscal year. The higher fiscal 2008 tax rate was due to the recording of $11.6 million in discrete cumulative tax benefits in the prior year, primarily related to a multiyear redetermination of our Extraterritorial Income (ETI) exclusion, as compared with the recording of $6.7 million in discrete cumulative tax benefits in fiscal 2008 primarily related to the reversal of valuation allowances for certain jurisdictions. The higher tax rate also reflected the expiration of the Research and Development Credit effective December 31, 2007, as well as other individually insignificant items. The increase in the tax rate discussed above were partially offset by a decrease in the rate due to the statutory increase in the benefit from the Domestic Manufacturing Deduction enacted as part of the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004, which contains many provisions affecting our income taxes. The Jobs Act contains a provision that eliminated the benefits of the ETI exclusion for export sales subsequent to 2006 and phases in a new tax deduction for income from qualified domestic production activities over a transition period that began in 2005. We anticipate that our effective tax rate for fiscal 2009 will approximate 36.5% to 37% inclusive of the anticipated outcome of federal, state and foreign audits that will likely be concluded during the year.

Fiscal Year Ended March 31, 2007, Compared with Fiscal Year Ended March 31, 2006

        Revenues and Operating Income    Consolidated revenues and operating income for the year ended March 31, 2007 increased $1.1 billion and $78.0 million, respectively, to $2.8 billion and $270.7 million, respectively, as compared with the prior fiscal year. The primary driver of the overall increase in revenues was our fiscal 2006 acquisition of ESSI, which contributed incremental (fiscal 2007 over corresponding prior fiscal year) revenues of $914.0 million. Also contributing to the increase in revenues were increased shipments of target acquisition and missile control subsystems, TWS II, driver vision enhancement equipment for ground-based vehicles and chassis modernization kits, and increased engineering and development revenue from a naval infrared search and track program. Partially offsetting the overall increase in revenues were lower volume from airborne electro-optical sighting systems products and services, decreased shipments of combat display workstations and the cancellation of a test range support program. Also, we had lower shipments of secure voice systems compared with the prior year.

        The growth in operating income for the year ended March 31, 2007, as compared with the corresponding prior fiscal year, was due primarily to the overall increase in revenues from our ESSI acquisition, which contributed incremental operating income of $93.4 million, higher revenues from ground based target acquisition and missile control subsystems and strong margins from our power systems business.

        Partially offsetting the overall increase in operating income, as compared with the prior fiscal year, was the impact of a $40.3 million pretax charge on the TWS II program. In March 2007, we stopped production on the TWS II line due to intermittent failures. After several weeks of analysis, we identified the root causes of the failures, and in May 2007 we released a redesign that we believed would address them. The charge reflects our revised estimate of the excess of the total estimated costs to fulfill the scope of work of the TWS II contract, over the total TWS II contract value. The total estimated costs to complete the contract reflect all direct costs (primarily labor and material), overhead and allowable general and administrative expenses, accumulated in accordance with Statement of Position No. 81-1. The most significant component of the charge was a result of the write-off of certain TWS II on-hand component parts that would no longer be utilized in the new TWS II design. The charge also reflects the estimated future cost of the redesign and cost growth that was unrelated to the redesign. In addition to the unfavorable impact of the TWS II charge, we also realized net lower margins from our intelligence businesses and certain rugged computer systems, which were under new contracts in fiscal 2007. During fiscal 2007, we also recorded $3.7 million of severance-related costs related to the new organizational operating structure announced October 2, 2006. See "Operating Segments" discussion below for additional information.

        As described in Note 1.Q. to our Consolidated Financial Statements, we adopted SFAS 123R, effective April 1, 2006, using the modified prospective method. For the year ended March 31, 2007, we recorded total share-based costs related to stock options and non-vested stock of $11.1 million, that was charged to operating income. At March 31, 2007, there was $8.0 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average remaining period of 2.1 years. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock awards was $11.7 million, which are expected to be recognized over a weighted average remaining period of 2.0 years.

        As a result of applying SFAS 123R, our earnings before income taxes for the fiscal year ended March 31, 2007 were $6.3 million lower and net earnings during the same fiscal year were $3.9 million lower than if we had continued to account for share-based compensation under Accounting Principles Bulletin (APB) Opinion No. 25.

        Basic earnings per share for the fiscal year ended March 31, 2007 would have been $2.70 per share and diluted earnings per share would have been $2.63 per share if we had not adopted SFAS 123R. For the fiscal year ended March 31, 2007, we reported basic earnings per share of $2.60 and diluted earnings per share of $2.54.

        Bookings    Bookings for the year ended March 31, 2007 increased $1.3 billion, versus the prior year, to $3.5 billion. The primary drivers of the increase were our ESSI acquisition, which contributed incremental bookings of $1.1 billion, as well as strong bookings associated with our uncooled thermal weapon sights and ground-based target acquisition and missile control subsystems, both in our RSTA Segment, and strong bookings for rugged computers in our C4I Segment.

        Interest and Related Expenses    Interest and related expenses increased $55.7 million for the year ended March 31, 2007, as compared with the prior year, to $119.9 million. The increase in interest and related expenses was primarily the result of an increase in our average borrowings outstanding, due to the full-year impact of borrowings for the ESSI acquisition. In connection with our acquisition of ESSI, our average borrowings increased due to our January 31, 2006 issuance of $350.0 million of 6 5/8% senior notes, $250.0 million of 7 5/8% senior subordinated notes and $300.0 million of 2% convertible senior notes and the February 8, 2006 exercise of an overallotment option for an additional $45.0 million of 2% convertible senior notes. In addition, since the acquisition, we have utilized our revolving line of credit to meet certain working capital needs (see "Liquidity and Capital Resources" below). At March 31, 2007, we had no borrowings outstanding under our revolving credit facility. At March 31, 2006, we had $40.0 million outstanding under our revolving credit facility.

        Income taxes    The effective income tax rate for fiscal 2007 was 31.1%, compared with 39.0% for fiscal 2006. The lower fiscal 2007 tax rate was due to the recording of $11.6 million in discrete cumulative tax benefits throughout the year, primarily related to a multiyear redetermination of our Extra-Territorial Income (ETI) exclusion. The lower tax rate also reflected the reinstatement of the Research and Development Credit as part of the Tax Relief and Health Care Act of 2006, a reduction in certain state income tax expense resulting from our internal integration and operational realignment announced in October 2006, as well as other individually insignificant items. The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004 which contains many provisions affecting our income taxes. The Jobs Act contains a provision that eliminated the benefits of the ETI exclusion for export sales subsequent to 2006 and phases in a new tax deduction for income from qualified domestic production activities over a transition period that began in 2005.

Operating Segments

	Years Ended March 31,			Percent Changes
	2008	2007 (Restated)	2006	2008 vs. 2007	2007 vs. 2006 (Restated)
	(in thousands)
C4I Segment
Revenues*	$1,335,112	$1,139,462	$1,123,101	17.2%	1.5%
Operating income	$151,142	$130,046	$125,936	16.2%	3.3%
Operating margin	11.3%	11.4%	11.2%	(0.8)%	1.8%
RSTA Segment
Revenues*	$781,665	$599,581	$444,404	30.4%	34.9%
Operating income	$85,361	$31,826	$54,510	168.2%	(41.6)%
Operating margin	10.9%	5.3%	12.3%	105.7%	(56.7)%
Sustainment Systems Segment
Revenues*	$495,255	$400,785	$69,404	23.6%	n/m
Operating income	$71,955	$59,319	$8,261	21.3%	n/m
Operating margin	14.5%	14.8%	n/m	(1.8)%	n/m
Technical Services Segment
Revenues*	$683,352	$681,285	$98,623	0.3%	n/m
Operating income	$52,647	$49,169	$6,833	7.1%	n/m
Operating margin	7.7%	7.2%	n/m	6.7%	n/m
Other
Revenues*	$—	$—	$—	n/m	n/m
Operating (loss) income	$(729)	$379	$(2,830)	(292.3)%	113.4%
Operating margin	n/m	n/m	n/m	n/m	n/m

*
Revenues are net of intersegment eliminations.

n/m—not meaningful

C4I Segment

Revenues

        Revenues increased $195.7 million, or 17.2%, to $1.3 billion for the fiscal year ended March 31, 2008, as compared with the corresponding prior-year period. The increase in revenue was primarily attributable to increased shipments of components for driver vision enhancement systems for ground-based vehicles, certain rugged computer systems, and replacement video display modules.

        The revenue from driver vision enhancement equipment increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in incremental customer funding and accelerated delivery schedules. Rugged computer systems revenue increased over the prior year due to increased funding and accelerated customer delivery requirements to supply troops in theatre. In addition, replacement video display module revenue increased over the prior year as the program was initiated, began full rate production and was completed during fiscal 2008, with no similar product revenue in the prior year.

        Partially offsetting overall higher revenues were lower shipments of rugged computer systems sold in the international market and a decrease in engineering and development for certain power conversion equipment, both as a result of contract completions during fiscal 2008.

Operating income

        Operating income increased $21.1 million, or 16.2%, to $151.1 million, as compared with the corresponding period in the prior year. The increase in operating income is attributed primarily to the increase in revenue. Operating margin decreased 10 basis points to 11.3% largely due to cost growth on certain unmanned aerial vehicle programs and on the development of certain switchboard programs. Partially offsetting the overall lower operating margin was increased profitability on a commercial nuclear control panel program due to the favorable resolution of certain previously identified program risks, increased revenue on the higher margin video display program and increased profitability generated by production efficiencies on a rugged computer program that is nearing completion of deliveries under existing delivery order pricing. The majority of fiscal 2009 shipments of these rugged computers will be under new delivery order pricing that, in the near term, is not expected to be as favorable.

RSTA Segment

Revenues

        Revenues increased $182.1 million, or 30.4%, to $781.7 million for the fiscal year ended March 31, 2008, as compared with the prior fiscal year. The increase in revenue was primarily attributable to greater shipments of driver vision enhancement equipment for ground-based vehicles, thermal imaging systems and subsystems for a long-range surveillance system, and ground-based target acquisition and missile control subsystems. Partially offsetting the overall increase in revenue was lower volume from the rapidly deployable thermal imaging systems.

        Revenues from driver vision enhancement equipment increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. In addition, supplemental funding was received to support target acquisition for certain ground-based vehicles resulting in increased revenue on both the thermal imaging systems and subsystems for long-range surveillance systems, and ground-based target acquisition and missile control subsystems. Partially offsetting the increases were lower volume from the rapidly deployable thermal imaging systems due to decreased demand.

Operating Income

        Operating income increased $53.5 million, or 168.2%, to $85.4 million resulting in an increase in operating margin of 560 basis points for the fiscal year ended March 31, 2008, as compared with the corresponding prior-year period. The increase was driven primarily by a charge on the TWS II program recorded in the fourth quarter of the prior fiscal year of $40.3 million. A significant increase in overall revenues, favorable margins for certain ground vehicle electro-optical systems, such as driver vision enhancement equipment and thermal imaging systems and subsystems, also contributed to the margin improvement year over year. The favorable margins on ground vehicle electro-optical systems was attributed to increased volume in fiscal 2008, resulting in operating and purchasing efficiencies. Although we anticipate continuing our favorable performance in ground vehicle electro-optical systems, we may not experience the same level of operating and purchasing efficiencies in fiscal 2009 that we did in 2008. In the prior fiscal year we recorded a $2.0 million severance-related charge related to the organizational operating structure change implemented in the third quarter of fiscal 2007. Partially offsetting overall increased profitability was additional cost growth on the TWS II program of $6.6 million, which reflected equitable consideration to the customer for schedule extension and costs to repair/upgrade certain previously fielded units. We believe at this time, based upon all available information, that the remaining TWS II contract revenue will at least continue to break-even until we have completed all contract requirements in our fiscal 2010 year. However, given the complexity of the technology, the stringent performance requirements for the units produced and the volume at which we are required to produce them, there can be no guarantee that we will not incur additional losses in the future, although we do not anticipate that such losses, if any, would be significant. The TWS II program continues to progress through the production phase with all three sights variants (Light, Medium, and Heavy) back in production.

Sustainment Systems Segment

Revenue

        Revenues increased $94.5 million, or 23.6%, to $495.3 million for the fiscal year ended March 31, 2008, as compared with the prior fiscal year. The primary drivers of the increase in revenue were increased shipments of tactical quiet generator sets, higher demand for replacement environmental control systems for missile launch and alert facilities, and heavy mobile ammunition trailers for the U.S. Army. Partially offsetting overall higher revenue were lower shipments of a precision targeting system.

        The revenue on the tactical quiet generator sets increased substantially from the prior fiscal year as a result of production efficiencies established enabling a higher rate of deliveries throughout the year. Replacement environmental control systems for missile launch and alert facilities revenue increased, as the program ramped up to full rate production in the current fiscal year. Revenues for heavy mobile ammunition trailers for the U.S. Army increased due to a higher rate of deliveries resulting from incremental customer funding which enabled the production line to run continuously.

        The increase in revenues was partially offset in part by decreased production revenues on a precision targeting system program that was delayed due to customer-initiated design changes. Production resumed during the fourth quarter of fiscal 2008.

Operating Income

        Operating income increased $12.6 million, or 21.3%, to $72.0 million, as compared with the prior fiscal year. The increase was due primarily to increased revenues and $12.1 million of curtailment gains recorded on certain pension and postretirement plans.

        Despite the increase in revenues and the curtailment gains, profitability decreased 30 basis points from the prior fiscal year. The decreased profitability is attributed primarily to significant cost growth on various mobile environmental system programs, as a result of rework and redesign efforts to meet contractual requirements. Further, the prior fiscal year includes a cumulative profit adjustment to bring margins in line with management expectations on a certain heavy equipment transporter program to reflect expected efficiencies associated with incremental customer orders. The decreased profitability was offset in part by increased margins on a certain refrigerated container system and on transportable consolidated automatic support system equipment as previously identified program risks were mitigated by management during fiscal 2008. In addition, we recorded $1.2 million in the prior year for a severance-related charge in advance of a new organizational operating structure implemented in the third quarter of fiscal 2007.

Technical Services Segment

Revenue

        Revenues increased $2.1 million, or 0.3%, to $683.4 million for the fiscal year ended March 31, 2008, as compared with the prior fiscal year period. Programs with significant year over year increases were on the Rapid Response program and a satellite-based communication network program. Largely offsetting the revenue increases were decreases in certain security services for various government installations, commercial vehicle armor kits and mobile power generation and distribution equipment programs.

        Revenues from the Rapid Response program increased significantly during fiscal 2008 as a result of operational demand in Iraq and Afghanistan. The increased revenue from the satellite-based communication network program was a result of the commencement of program operations in fiscal 2008 to support deployed personnel.

        Partially offsetting the increase in revenue were decreased revenues for certain security services for various government installations due to a delay in anticipated funding for a specific program and the substantial completion of another security service program in which no additional funding has been awarded to date. Revenue for commercial vehicle armor kits also decreased as the contract was completed during fiscal 2008. In addition, mobile power generation and distribution equipment revenue decreased due to lower volume, as the program was substantially completed as of March 31, 2008.

Operating Income

        Operating income increased $3.5 million, or 7.1%, to $52.6 million resulting in an increase in operating margin of 50 basis points from the 7.2% earned in the prior fiscal year. The increased profitability was attributed primarily to increased margins on certain power generation and distribution equipment and a certain satellite-based communication network program. The power generation and distribution equipment margins increased due to a favorable program adjustment in the fourth quarter of fiscal 2008. Satellite-based communication network service margins increased over the corresponding prior fiscal year, as the segment began providing customer communication services in the fourth quarter of fiscal 2008. These increases were partially offset by cost over-runs associated with a program to provide technical manuals for armored vehicles as a result of a change in scope.

Other

        The operating loss in Other consisted of certain non-allocable general and administrative expenses at DRS corporate. The decrease, as compared with the prior fiscal year, was a result of a prior-year $1.3 million gain realized on the collection of a note receivable that management previously had written-off.

Fiscal Year Ended March 31, 2007, Compared with Fiscal Year Ended March 31, 2006

        C4I Segment    Revenues increased $16.4 million, or 1.5%, to $1.1 billion for the year ended March 31, 2007, as compared with the prior fiscal year. Operating income increased $4.1 million, or 3.3%, to $130.0 million. The key drivers of the increase in revenues were increased shipments of chassis modernization kits, higher engineering and development revenue from a naval infrared search and track program, increased shipments of reactor monitoring equipment and power conversion equipment, as well as higher revenues from tactical intelligence and targeting equipment, and a cable assembly program. Partially offsetting overall higher revenues were decreased shipments of combat display workstations, the cancellation of a test range support program and the April 1, 2006 transfer of the DRS Technical Services, Inc. operating unit to the Technical Services Segment, as described in Note 4 to our Consolidated Financial Statements included herein.

        The increase in operating income for the year ended March 31, 2007, as compared with the prior fiscal year, was driven primarily by improved margins in the power systems business, offset, in part, by lower margins from C4I's intelligence business and from certain rugged computer systems, which were performed under a new contract in fiscal 2007.

        RSTA Segment    Revenues increased $155.2 million, or 34.9%, to $599.6 million for the year ended March 31, 2007, as compared with the prior fiscal year. Operating income decreased $22.6 million, or 41.6%, to $31.8 million. The increase in revenues was primarily attributable to increased shipments of ground-based target acquisition and missile control subsystems, TWS II, driver vision enhancement equipment for ground-based vehicles, thermal imaging systems and subsystems for a long-range surveillance system. Partially offsetting the overall increase in revenues were lower volumes from airborne electro-optical sighting systems products and services, and laser aimers and illuminators.

        The decrease in operating income for the fiscal year ended March 31, 2007, as compared with the prior fiscal year, was largely due to a $40.3 million operating charge recorded in the fourth quarter of fiscal 2007 on TWS II program. The operating charge primarily reflects the cost of new material following recent design modifications, coupled with the write-off of existing inventory that could no longer be utilized on the program and $2.0 million in severance-related costs related to the new organizational operating structure announced October 2, 2006. Partially offsetting the lower operating income was an increase in volume from ground-based target acquisition and missile control subsystems. Resolution of the TWS II program issues occurred in the first half of fiscal 2008, with shipments resuming in the second quarter.

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

        Technical Services Segment    For the year ended March 31, 2007, the Technical Services Segment, which was acquired in connection with the ESSI acquisition on January 31, 2006, recorded revenues $681.3 million, $582.7 million of which were incremental, compared with the prior year, which included only two months of operations. The primary revenue and operating income drivers in the segment were higher demand for equipment and services provided under the Rapid Response (R2) contract, defense satellite transmission services, mobile power generation and distribution equipment for the U.S. Air Force and commercial vehicle armor kits.

        Operating income for the year ended March 31, 2007 was $49.2 million, $42.3 million greater than the prior year. Operating income was driven by the full-year effect of the programs highlighted above, offset, in part, by $0.5 million in severance-related costs associated with the new organizational operating structure announced October 2, 2006. Typical margins on contracts within this segment are from 5% to 8%.

        Other    Other consisted of certain non-allocable general and administrative expenses at DRS Corporate, offset by a $1.3 million gain on the collection of a note receivable that previously had been written off.

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

        Cash flows    The following table provides our cash flow data for the fiscal years ended March 31, 2008, 2007 and 2006:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$211,461	$195,235	$157,062
Net cash used in investing activities	$(76,841)	$(69,918)	$(1,467,396)
Net cash (used in) provided by financing activities	$(144,347)	$(31,001)	$1,004,222

        Operating Activities    During the fiscal year ended March 31, 2008, we generated $211.5 million of operating cash flow, $16.3 million more than the $195.2 million of operating cash flow generated in the prior fiscal year. Net earnings increased $62.2 million to $165.8 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities increased $11.6 million over the prior fiscal year, driven primarily by an increase in deferred income taxes of $17.8 million, offset in part by non-cash pension curtailment gains of $12.1 million.

        Cash used resulting from changes in assets and liabilities, net of effects from business combinations, was $60.5 million in the 2008 fiscal year. Inventories increased $104.6 million during the period primarily driven by the TWS II program, as we continued to procure new material following design modifications made in the fourth quarter of the prior fiscal year. The remaining increase in inventory consisted primarily of costs incurred on the driver vision enhancement program to satisfy future customer demands and increased rugged computer inventory, as a result of supplier-related delays impacting deliveries for the period. Accounts receivable increased $38.6 million, as a result of increased sales during the fourth quarter, as compared with the prior year, driven primarily by increases in both the driver vision enhancement and rugged computer programs sales. Prepaid expenses and other current assets increased $13.1 million primarily consisting of cash advances made to vendors on our driver vision enhancement, SIRIUS and ALFS programs offset, in part, by the liquidation of certain other vendor advances related to the company's LRAS3 program. The pension and postretirement benefit liability decreased $9.5 million, as payments exceeded pension expense for the period. Accrued expenses and other current liabilities decreased $7.7 million, mainly due to the liquidation of certain contract-related reserves, offset in part by an increase in warranty accruals for certain infrared sighting and targeting systems, driver vision enhancement and Apache helicopter programs. These increases in working capital were offset, in part, by increases in accounts payable and customer advances of $55.4 million and $54.6 million, respectively. Accounts payable increased to procure materials and services required to sustain the company's increased sales volume in addition to timing of payments made to our vendors. Customer advances increased due to payments received on the LRAS3, driver vision enhancement and Mast Mounted Sights programs, as a result of increased orders during the period.

        Investing activities    The following table summarizes the cash flow impact of our business combinations for the fiscal years ended March 31, 2008, 2007 and 2006:

Fiscal 2008	Date of Original Transaction	Paid to Sellers, Net of Cash Acquired	Earn-Out Payments	Working Capital Adjustment	Acquisition- Related Payments	Total
	(in thousands)
Walkabout	6/27/2005	$—	$562	$—	$—	$562
Power Technology, Inc.	2/14/2003	—	2,000	—	—	2,000
Night Vision Equipment Co. (NVEC)	12/14/2004	—	3,406	—	—	3,406

Total payments pursuant to business combinations		$—	$5,968	$—	$—	$5,968

Fiscal 2007
ESSI	1/31/2006	$—	$—	$—	$1,817	1,817
Codem	4/15/2005	—	1,153	—	—	1,153
Night Vision Equipment Co. (NVEC)	12/14/2004	—	6,627	—	—	6,627
DKD, Inc. (Nytech)	10/15/2002	—	7,140	—	—	7,140

Total payments pursuant to business combinations		$—	$14,920	$—	$1,817	$16,737

Fiscal 2006
ESSI	1/31/2006	$1,343,338	$—	$—	$25,223	1,368,561
Codem	4/15/2005	29,200	—	2,363	374	31,937
Walkabout	6/27/2005	10,663	—	3,065	164	13,892
DKD, Inc (Nytech)	10/15/2002	—	6,742	—	—	6,742
Night Vision Equipment Co. (NVEC)	12/14/2004	—	4,564	—	—	4,564

Total payments pursuant to business combinations		$1,383,201	$11,306	$5,428	$25,761	$1,425,696

        Our long-term growth strategy includes a disciplined program of acquiring companies that are both strategic to our business and are expected to be accretive to our earnings. Continuation of our acquisition program will depend, in part, on the availability of financial resources at a cost of capital that is acceptable to us. We would expect to utilize cash generated by operations, as well as cash available under our credit facility, to finance such acquisitions. Other sources of capital could include the issuance of common stock and/or preferred stock and the placement of debt. We continually evaluate the capital markets climate and may access such markets when the circumstances appear favorable to us. We believe that sufficient capital resources will be available to us from one or several of these sources to finance future acquisitions. However, no assurances can be made that such financing will be available and at a cost that is acceptable to us, that we will identify acceptable acquisition candidates, or that such acquisitions will be accretive to earnings.

        We paid $71.3 million for capital improvements made primarily to our manufacturing facilities and equipment during fiscal 2008, as compared with $55.9 million for fiscal 2007. We expect capital expenditures of approximately $100 million to $110 million in fiscal 2009, as we continue to upgrade our facilities, as well as manufacturing and engineering capabilities.

        Financing Activities    The following table summarizes the cash flow impact of our financing activities for the fiscal years ended March 31, 2008, 2007 and 2006:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Sources of Cash
Proceeds from senior subordinated notes	$—	$—	$945,000
Term loans	—	—	275,000
Borrowings from revolving line of credit	415,000	540,500	279,000
Stock option exercises	10,563	12,868	12,540
Excess tax benefit realized from share-based payment arrangements	4,055	4,880	—
Investment from third party in joint venture	1,225	480	—
Borrowings of other debt		452	9,853
Other	200	—	—

Total	431,043	559,180	1,521,393
Uses of Cash
Discretionary payments of DRS term loans	(150,000)	—	(165,690)
Scheduled payments of DRS term loan	(2,750)	(2,750)	(1,770)
Repayments on revolving line of credit	(415,000)	(580,500)	(239,000)
Payments on ESSI short-term debt	—	—	(76,300)
Payments on other debt	(2,708)	(1,969)	(348)
Dividends	(4,932)	(4,962)	(3,705)
Return of advanced interest on senior subordinated notes	—	—	(1,986)
Debt and bond issuance costs	—	—	(28,372)

Total	(575,390)	(590,181)	(517,171)

Net Cash (used in) Provided by Financing Activities	$(144,347)	$(31,001)	$1,004,222

        Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, we entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing DRS's previously existing credit facility. The Credit Facility consists of a $400.0 million senior secured revolving line of credit and a

$275.0 million senior secured term loan. We are permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of our subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of a portion of certain of our non-guarantor subsidiaries' capital stock. The term loan and the revolving line of credit mature on January 31, 2013 and 2012, respectively.

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

        The principal amount of any outstanding revolving credit loans is due and payable in full on January 31, 2012. We are required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each December, March, June and September, which commenced June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. The remaining quarterly principal payments are $64.6 million and $43.8 million on June 30, 2012 and September 30, 2012, respectively, adjusted for any optional payments.

        At March 31, 2008 and 2007 there were no outstanding revolving line of credit borrowings against the Credit Facility. As of March 31, 2008, $119.5 million of term loans were outstanding against the Credit Facility. The weighted average interest rate on our term loan borrowings was 4.4% as of March 31, 2008 (6.9% as of March 31, 2007). During fiscal 2008 we prepaid, at our discretion, $150.0 million of the outstanding term loan and as a result recognized a

$0.4 million charge to interest and related expenses resulting from the write-off of debt issuance costs.

        From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments from its customers. As of March 31, 2008, $32.8 million was contingently payable under letters of credit and bank guarantees (including $0.3 million of letters of credit and bank guarantees obtained outside the Credit Facility). At March 31, 2008, we had $367.5 million of availability under our revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011, payable in Canadian dollars. The proceeds of the loan were utilized to allow repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the Jobs Act (for further information see Note 11 in our consolidated financial statements.) The Canadian loan bears interest at our option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. The weighted average interest rate on the term loan was 5.25% as of March 31, 2008 (6.0% at March 31, 2007). DRS Canada is required to repay aggregate outstanding principal of C$575.0 thousand on the first business day of every January, April, July and October, which commenced July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS Canada and the Company. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. We are subject to the same financial covenants under the Canadian loan, as under the Credit Facility described above, and DRS Canada is subject to other non-financial covenants that are similar to those described in the Credit Facility. The carrying value of the Canadian Term Loan increased $1.0 million during the year ended March 31, 2008, as a result of the strengthening of the Canadian dollar, compared with the U.S. dollar during that period.

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

        The January 2006 Notes and the Convertible Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, and are pari passu with the 6 7/8% senior subordinated notes.

        The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's existing and future domestic subsidiaries. See Note 17, "Guarantor and Non-guarantor Financial Statements," for additional disclosures.

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

        Commencing with the six-month period beginning on February 1, 2011, we will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note for each of the days in the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument. The value of the contingent interest feature was zero at the date of the issuance of the Convertible Notes and at March 31, 2008 and 2007. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in the fair value of the contingent interest feature.

        Upon conversion of a Convertible Note, we will deliver cash in an amount equal to the lesser of (a) the principal amount of the notes surrendered for conversion and (b) the conversion value (the applicable conversion rate multiplied by the average of the closing prices of DRS common stock for a defined 20-day period), and if the conversion value is greater than the principal amount, an amount of DRS common stock equal to such excess. The initial conversion value is based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of $59.70 per share of DRS common stock), subject to adjustment under certain circumstances.

        We evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," and related issues, at the date of issuance of the Convertible Notes and determined that the conversion feature should be classified as equity, and, therefore, it does not need to be accounted for separately from the Convertible Notes. We update our analysis of the accounting for the conversion feature as circumstances warrant. Effective April 1, 2009, upon adoption of FSP APB 14-1, the Company will be required to bifurcate the conversion feature. Changes in the fair value of the conversion feature will be charged or credited to interest expense in each period.

        The shares of DRS common stock that may be issued, if any, upon conversion of the Convertible Notes may be registered or unregistered shares. At the date of issuance, the underlying shares of DRS common stock have been registered through an automatically effective registration statement filed with the SEC. We are obligated to use our reasonable best efforts to maintain such registration for two years or pay "additional interest" ranging from 0.25% to 1.00% per annum on the principal of the Convertible Notes.

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

  •
  During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is defined in the Convertible Notes indenture; or

  •
  If we called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

        After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of DRS's common stock, only under the following circumstances:

  •
  During any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of DRS's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 110% of the applicable conversion price;

  •
  On or after February 1, 2025;

  •
  During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of DRS's common stock during such five trading-day period, multiplied by the applicable current conversion rate;

  •
  During prescribed periods, upon the occurrence of specified corporate transactions or "fundamental changes," as the term is defined in the Convertible Notes indenture; or

  •
  If we had called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

        We may redeem the Convertible Notes, in whole or in part, for cash, with proper notice at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of DRS's common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a "make-whole" premium. The make-whole premium is payable only in cash equal to the present value of all remaining scheduled payments of interest on the Convertible Notes to be redeemed through February 2011.

        We may, at any time after February 4, 2011, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date.

        Holders have the right to require us to purchase all or a portion of their Convertible Notes for cash on February 1, 2011, February 1, 2016 and February 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest (including additional interest, if any) up to but not including the purchase date.

        On October 30, 2003, we issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest, which is payable every six months on May 1 and November 1, commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of our available cash and initial borrowings under the then existing credit facility, were used to fund the Integrated Defense Technologies Inc. (IDT) acquisition, repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts our ability and the ability of our subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes. See Note 17, "Guarantor and Non-guarantor Financial Statements," for additional disclosures. We are subject to liquidating damages (ranging from 0.25% to 1.00% of the outstanding principal) if we fail to maintain an effective registration statement for the 6 7/8% senior subordinated notes.

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

        At March 31, 2008, other obligations consisted of a mortgage on our Palm Bay, Florida facility of $2.4 million (Palm Bay Mortgage), $0.8 million for certain notes payable to the former owners of DRS Mobile Environmental Systems Co. (DRS MSC Note Payable), and $1.6 million of debt at our DRS Pivotal Power operating unit. At March 31, 2007, other obligations consisted of the Palm Bay Mortgage of $2.6 million, $0.8 million for the DRS MSC Note Payable, and $1.6 million of debt at our DRS Pivotal Power operating unit.

        The aggregate maturities at March 31, 2008 of long-term debt for fiscal 2009, 2010, 2011, 2012 and 2013 are $5.4 million, $5.4 million, $5.3 million, $3.7 million and $108.9 million per year, respectively, and $1,498.0 million thereafter.

        Equity    During fiscal 2008, 2007 and 2006, we paid quarterly cash dividends of $0.03 per share. On May 15, 2008, we announced that the Board of Directors declared a $0.03 per common share cash dividend, payable on June 30, 2008 to stockholders of record as of June 13, 2008.

        Free Cash Flow    Free cash flow represents net cash provided by operating activities of continuing operations less capital expenditures. Free cash flow for the fiscal year ended March 31, 2008 was $140.1 million, or $0.8 million greater than free cash flow of $139.3 million for fiscal 2007. Free cash flow for the fiscal year ended March 31, 2007 was $139.3 million, or $25.4 million greater than free cash flow of $113.9 million for fiscal 2006. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        EBITDA    Earnings from continuing operations before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the year ended March 31, 2008 were $436.1 million, or $90.5 million greater than $345.6 million for fiscal 2007. EBITDA for the year ended March 31, 2007 were $345.6 million, or $106.2 million greater than $239.4 million for fiscal 2006. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

        Off-Balance Sheet Financing Arrangements    We have $345.0 million of 2% convertible senior Notes with a conversion price of $59.70 per share. Upon conversion, we would satisfy our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the note in excess of $59.70 per share, as defined in the Convertible Notes indenture. We believe the number of shares to be issued upon conversion does not pose a reasonable likelihood of potential significant dilution over the next twelve months. For further information on our Convertible Notes, see Note 9 to our Consolidated Financial Statements.

        In addition, we have 2.2 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $36.54 per share and 0.6 million of non-vested stock awards outstanding at March 31, 2008 that represent additional potential dilution.

        We have not entered into any other off-balance sheet financing arrangements.

        Contractual Obligations    Our contractual obligations and commitments are set forth in the table below:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	($ in thousands)
Long-term debt(A)	$1,626,529	$5,384	$10,744	$112,512	$1,497,889
Interest payments on long-term debt(B)	748,116	92,257	183,801	179,670	292,388
Operating lease commitments	122,851	33,755	46,923	24,329	17,844
Acquisition earn-outs(C)	2,971	2,971	—	—	—
Purchase obligations(D)	75,988	58,130	16,054	1,804	—

Total contractual obligations	$2,576,455	$192,497	$257,522	$318,315	$1,808,121

(A)
The total amount of long-term debt excludes unamortized premiums of $6.3 million.

(B)
Represents expected interest payments on our long-term debt balance, as of March 31, 2008, using the stated interest rate on our fixed-rate debt and the variable interest rate in effect at March 31, 2008 on the outstanding borrowings under our Credit Facility and Canadian term loan. The calculation assumes that current borrowings are repaid based upon the scheduled repayment dates.

(C)
Represents contingent purchase price payments or "earn-outs" for certain of our acquisitions that are contingent upon the receipt of post-acquisition revenues and orders from those acquired businesses. Any amount that we pay for the earn-outs will be included in "payments pursuant to business combinations" within investing activities on the Consolidated Statement of Cash Flows and will be recorded as an increase to goodwill for the acquisition. The last earn-out period expires on December 31, 2008.

(D)
Includes amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services under firm government contracts for which we have full recourse under normal contract termination clauses.

        As of March 31, 2008, we had $29.2 million of unrecognized tax benefits which could decrease by $6.0 million to $12.0 million in the next twelve months (see Note 11 to our Consolidated Financial Statements). As specific payments cannot be reasonably estimated, the related balances have not been reflected in the "Payments Due by Period" section of the table above.

        We enter into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At March 31, 2008, we had contingent liabilities on outstanding letters of credit as follows:

	Contingent Payments Due by Period
	Total	Within 1 Year	1-3 Years	After 3 Years
	(in thousands)
Standby letters of credit	$32,588	$30,815	$1,773	$—
Bank guarantees	$164	$164	$—	$—

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

        Backlog at March 31, 2008 was $3.6 billion, as compared with $3.0 billion at March 31, 2007. We booked $3.9 billion in new orders in fiscal 2008. The increase in backlog was due to the net effect of bookings. Approximately 72% of backlog, as of March 31, 2008, is expected to result in revenues during fiscal 2009.

        Internal Research and Development    In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development in fiscal 2008, 2007 and 2006 were $66.1 million, $50.9 million and $47.6 million, respectively.

        Use of Non-GAAP Financial Measures    Certain disclosures in this document include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows. The components of EBITDA and a reconciliation of EBITDA and "free cash flow" with the most directly comparable GAAP measure follow:

	Years Ended March 31,
	2008	2007 (Restated)	2006	2005	2004
	($ in thousands)
Net earnings	$165,769	$103,572	$81,494	$58,126	$43,542
Income taxes	83,755	46,748	51,994	44,842	33,789
Interest income	(2,058)	(1,273)	(7,253)	(2,460)	(754)
Interest and related expenses	110,423	119,912	64,186	39,750	24,259
Depreciation and amortization	78,191	76,663	48,985	40,968	28,436

EBITDA(A)	436,080	345,622	239,406	181,226	129,272
Income taxes	(83,755)	(46,748)	(51,994)	(44,842)	(33,789)
Interest income	2,058	1,273	7,253	2,460	754
Interest and related expenses	(110,423)	(119,912)	(64,186)	(39,750)	(24,259)
Deferred income taxes	17,205	(597)	15,454	24,660	(5,558)
Changes in assets and liabilities, net of effects from business combinations and divestitures	(60,507)	(2,968)	2,015	4,605	32,743
Other, net	10,803	18,565	9,114	7,824	5,554

Net cash provided by operating activities	211,461	195,235	157,062	136,183	104,717
Capital expenditures	(71,314)	(55,907)	(43,194)	(34,521)	(24,444)

Free cash flow (B)	$140,147	$139,328	$113,868	$101,662	$80,273

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

OTHER MATTERS

New Accounting Pronouncements

        New accounting pronouncements have been issued by the Financial Accounting Standards Board, which are not effective until after March 31, 2008. For further discussion of new accounting standards, see Note 1.V. to our Consolidated Financial Statements in Part II, Item 8.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market Risk    In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates.

        Interest Rate Risk    Simultaneously with the closing of our acquisition of ESSI on January 31, 2006, the Company entered into an amended and restated senior secured credit facility (Credit Facility) for up to an aggregate amount of $675.0 million, replacing the Company's then existing credit facility. The Credit Facility consists of (i) a seven-year term loan facility in an aggregate principal amount equal to $275.0 million, with principal repayable in quarterly installments for the first five years at a rate of 1.00% per year and the balance to be repaid in equal quarterly installments beginning six years following the completion of the acquisition, and (ii) a six-year revolving credit facility in an aggregate principal amount of $400.0 million, to be repaid in full on the sixth anniversary of the closing date of the Credit

Facility. Borrowings under the Credit Facility generally bear interest as either: 1) base rate loans, which are defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) LIBOR rate loans plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company's total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company's TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

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

        A 0.5% increase/decrease in the weighted average interest rate on our variable rate debt outstanding at March 31, 2008 would result in an incremental increase/decrease in annual interest expense of approximately $0.6 million. The carrying values of the Company's borrowings under the amended and restated credit facility and Canadian term loan approximate their fair values at March 31, 2008.

        Simultaneously with the closing of our acquisition of ESSI, we also issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026. On February 8, 2006, we sold an additional $45.0 million of convertible senior notes pursuant to an over-allotment option exercised by the initial purchasers of the convertible senior notes. The interest rates on our senior notes, convertible senior notes and senior subordinated notes are fixed. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

        In connection with our IDT acquisition, on October 30, 2003 we issued $350.0 million of 6 7/8% senior subordinated notes due 2013. On December 23, 2004, we issued an additional $200.0 million aggregate principal amount of 6 7/8% senior subordinated notes due 2013. The additional notes were offered as additional debt securities under the indenture with identical terms as the existing notes. The interest rate on these notes is fixed.

        The market-based fair value of our notes are as follows:

	March 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior Notes	$350,000	$343,000	$350,000	$353,500
Senior Subordinated Notes	$806,323	$787,625	$807,453	$815,500
Convertible Senior Notes	$345,000	$388,608	$345,000	$363,975

        The convertible senior notes contain a contingent interest feature which represents an embedded derivative instrument, as it is based on DRS's stock price. The value of the contingent interest was zero at March 31, 2008 and 2007. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in its fair value.

        Foreign Currency Exchange Risk    We operate and conduct business in foreign countries and, as a result, are exposed to fluctuations in foreign currency exchange rates. More specifically, our stockholders' equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. The Company has in the past and may in the future enter into foreign currency forward contracts designated as cash flow hedges in order to mitigate the risk associated with foreign currency. At March 31, 2008, the Company did not have any open foreign currency forward contracts.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRS Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1(R) and 11 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," effective April 1, 2007. Also, as discussed in Notes 1(Q) and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective April 1, 2006. Further, as discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R," at the end of the fiscal year 2007.

        As discussed in Note 2, the Company restated its consolidated financial statements as of and for the year ended March 31, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DRS Technologies, Inc. and subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP Short Hills, New Jersey May 30, 2008

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2008	2007 (Restated)
Assets
Current assets
Cash and cash equivalents	$86,251	$95,833
Accounts receivable, net	574,129	535,242
Inventories, net	437,709	330,768
Prepaid expenses, deferred income taxes and other current assets	127,466	138,193

Total current assets	1,225,555	1,100,036
Property, plant and equipment, net	255,677	231,206
Acquired intangible assets, net	167,774	196,984
Goodwill	2,624,589	2,616,642
Deferred income taxes and other noncurrent assets	42,440	44,216

Total assets	$4,316,035	$4,189,084

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$5,384	$5,161
Accounts payable	357,859	297,427
Accrued expenses and other current liabilities	507,550	465,806

Total current liabilities	870,793	768,394
Long-term debt, excluding current installments	1,627,468	1,783,046
Other liabilities	134,168	158,682

Total liabilities	2,632,429	2,710,122

Commitments and contingencies
Stockholders' equity
Preferred stock, $10 par value. Authorized 2,000,000 shares; none issued at March 31, 2008 and 2007	—	—
Common stock, $.01 par value per share. Authorized 100,000,000 shares at March 31, 2008 and 2007; 41,373,509 and 40,673,944 shares issued at March 31, 2008 and 2007, respectively	414	407
Additional paid-in capital	1,129,924	1,099,991
Retained earnings	537,130	376,305
Accumulated other comprehensive earnings	16,138	2,259

Total stockholders' equity	1,683,606	1,478,962

Total liabilities and stockholders' equity	$4,316,035	$4,189,084

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per-share data)

	Year Ended March 31,
	2008	2007 (Restated)	2006
Revenues:
Products	$2,472,561	$2,084,765	$1,520,508
Services	822,823	736,348	215,024

Total revenues	3,295,384	2,821,113	1,735,532
Costs and expenses:
Products	2,179,014	1,880,239	1,345,200
Services	755,994	670,135	197,622

Total costs and expenses	2,935,008	2,550,374	1,542,822

Operating income	360,376	270,739	192,710
Interest income	2,058	1,273	7,253
Interest and related expenses	110,423	119,912	64,186
Other expense, net	724	350	727

Earnings before non-controlling interests and income taxes	251,287	151,750	135,050
Non-controlling interests	1,763	1,430	1,562

Earnings before income taxes	249,524	150,320	133,488
Income taxes	83,755	46,748	51,994

Net earnings	$165,769	$103,572	$81,494

Net earnings per share of common stock:
Basic earnings per share	$4.08	$2.60	$2.75
Diluted earnings per share	$4.00	$2.54	$2.67
Dividends per common share	$0.12	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Earnings (Losses)
			Additional Paid-In Capital	Retained Earnings		Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2005	27,472,495	$275	$467,027	$199,924	$6,198	$(1,996)	$671,428

Net earnings	—	—	—	81,494	—	—	81,494
Reclassification adjustment for gain on hedging instrument, net of $751 of income tax benefit	—	—	—	—	(1,052)	—	(1,052)
Unrealized gains on hedging instruments, net of $10 of income tax	—	—	—	—	20	—	20
Minimum pension liability, net of $1,142 of income tax benefit	—	—	—	—	(2,646)	—	(2,646)
Foreign currency translation adjustments	—	—	—	—	1,365	—	1,365

Total comprehensive earnings							79,181

Dividends declared	—	—	—	(3,712)	—	—	(3,712)
Issuance of shares to purchase Engineered Support Systems, Inc.	11,727,566	117	587,143	—	—	—	587,260
Stock options exercised	563,620	5	12,535	—	—	—	12,540
Income tax benefit from stock options exercised	—	—	5,540	—	—	—	5,540
Restricted stock grants	166,880	2	8,694	—	—	(8,696)	—
Restricted stock cancellations	(18,020)	—	(640)	—	—	640	—
Compensation relating to restricted stock	—	—	—	—	—	2,856	2,856
Other	—	—	(3,513)	—	—	—	(3,513)

Balances at March 31, 2006	39,912,541	$399	$1,076,786	$277,706	$3,885	$(7,196)	$1,351,580

Adjustment for the adoption of SFAS 123R	—	—	(7,196)	—	—	7,196	—
Net earnings (Restated)	—	—	—	103,572	—	—	103,572
Unrealized losses on hedging instruments, net of $10 of income tax benefit	—	—	—	—	(20)	—	(20)
Minimum pension liability, net of $1,209 of income tax benefit	—	—	—	—	2,260	—	2,260
Foreign currency translation adjustments	—	—	—	—	1,872	—	1,872

Total comprehensive earnings (Restated)							107,684

Adjustment for the adoption of SFAS 158, net of $3,418 of income tax benefit	—	—	—	—	(5,738)	—	(5,738)
Dividends declared	—	—	—	(4,973)	—	—	(4,973)
Issuance of shares to purchase Engineered Support Systems, Inc.	—	—	(78)	—	—	—	(78)
Stock options exercised	575,152	6	12,862	—	—	—	12,868
Income tax benefit from stock options exercised	—	—	4,880	—	—	—	4,880
Restricted stock grants	247,906	2	(2)	—	—	—	—
Restricted stock cancellations	(61,655)	—	—	—	—	—	—
Share-based compensation	—	—	11,114	—	—	—	11,114
Other	—	—	1,625	—	—	—	1,625

Balances at March 31, 2007 (Restated)	40,673,944	$407	$1,099,991	$376,305	$2,259	$—	$1,478,962

Net earnings	—	—	—	165,769	—	—	165,769
Pension liability adjustment, net of $5,573 of income tax	—	—	—	—	9,595	—	9,595
Foreign currency translation adjustments	—	—	—	—	4,284	—	4,284

Total comprehensive earnings							179,648

Dividends declared	—	—	—	(4,944)	—	—	(4,944)
Stock options exercised	466,742	5	10,558	—	—	—	10,563
Income tax benefit from stock options exercised	—	—	4,055	—	—	—	4,055
Restricted stock grants	277,520	2	(2)	—	—	—	—
Restricted stock cancellations	(44,697)	—	—	—	—	—	—
Share-based compensation	—	—	12,494	—	—	—	12,494
Other	—	—	2,828	—	—	—	2,828

Balances at March 31, 2008	41,373,509	$414	$1,129,924	$537,130	$16,138	$—	$1,683,606

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2008	2007 (Restated)	2006
Cash Flows from Operating Activities
Net Earnings	$165,769	$103,572	$81,494
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	78,191	76,663	48,985
Share-based compensation	12,494	11,114	2,060
Deferred income taxes	17,205	(597)	15,454
Inventory reserve and provision for doubtful accounts	1,873	1,319	3,147
Amortization and write-off of deferred financing fees	6,354	5,892	6,632
Curtailment gain	(12,070)	—	—
Other, net	2,152	240	(2,725)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Increase in accounts receivable	(38,636)	(100,797)	(26,196)
Increase in inventories	(104,599)	(14,432)	(35,439)
(Increase) decrease in prepaid expenses and other current assets	(13,127)	17,364	2,783
Increase in accounts payable	55,444	68,107	51,008
(Decrease) increase in accrued expenses and other current liabilities	(7,654)	(12,239)	5,792
Increase in customer advances	54,570	44,303	4,055
(Decrease) increase in pension and postretirement liability	(9,471)	(121)	1,338
Other, net	2,966	(5,153)	(1,326)

Net cash provided by operating activities	211,461	195,235	157,062
Cash Flows from Investing Activities
Capital expenditures	(71,314)	(55,907)	(43,194)
Payments pursuant to business combinations, net of cash acquired	(5,968)	(16,737)	(1,425,696)
Other, net	441	2,726	1,494

Net cash used in investing activities	(76,841)	(69,918)	(1,467,396)
Cash Flows from Financing Activities
Net proceeds from acquisition-related debt
Borrowings on revolving line of credit	415,000	540,500	279,000
Repayments of revolving line of credit	(415,000)	(580,500)	(315,300)
Borrowings of long-term debt	—	452	1,229,853
Return of advanced interest on senior subordinated notes	—	—	(1,986)
Debt issuance costs	—	—	(28,372)
Repayments of long-term debt	(155,458)	(4,719)	(167,808)
Excess tax benefit realized from share-based payment arrangement	4,055	4,880	—
Dividends paid	(4,932)	(4,962)	(3,705)
Proceeds from exercise of stock options	10,563	12,868	12,540
Other	1,425	480	—

Net cash (used in) provided by financing activities	(144,347)	(31,001)	1,004,222
Effect of exchange rates on cash and cash equivalents	145	224	553

Net (decrease) increase in cash and cash equivalents	(9,582)	94,540	(305,559)
Cash and cash equivalents, beginning of year	95,833	1,293	306,852

Cash and cash equivalents, end of year	$86,251	$95,833	$1,293

See accompanying Notes to Consolidated Financial Statements.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

        A.    Organization    DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests (hereinafter, DRS or the Company) is a leading supplier of defense electronics products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance to the U.S. Department of Defense (DoD), such as command and control, intelligence, surveillance, reconnaissance, power management, battlefield digitization, advanced communications and networks, military vehicle diagnostics, troop sustainment and technical support. Incorporated in 1968, the Company has served the defense industry for over 39 years. The Company is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, rugged computer systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters, and integrated logistics support services. The Company's products are deployed on a wide range of high-profile military platforms, such as DDG-51 Aegis destroyers, M1A2 Abrams Main Battle Tanks, M2A3 Bradley Fighting Vehicles, OH-58D Kiowa Warrior helicopters, AH-64 Apache helicopters, F/A-18E/F Super Hornet and F-16 Fighting Falcon jet fighters, F-15 Eagle tactical fighters, C-17 Globemaster II and C-130 Hercules cargo aircraft, Ohio, Los Angeles and Virginia class submarines, and on several other platforms for military and non-military applications. The Company has contracts that support future military platforms, such as the DDG-1000 Zumwalt destroyer, CVN-78 next-generation aircraft carrier and Future Combat System. The Company provides sustainment products that support military forces, such as environmental control systems, power generators, water and fuel distribution systems, chemical/biological decontamination systems and heavy equipment transport systems. The Company also provides support services to the military, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces and certain foreign militaries, homeland security forces, and selected government and intelligence agencies.

        On May 12, 2008, DRS announced that it had signed a definitive merger agreement with Finmeccanica, S.p.A. (Finmeccanica) under which Finmeccanica will, subject to certain conditions set forth in the merger agreement, acquire 100% of DRS stock for $81.00 per share in cash. (See note 19, Subsequent Event).

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

        B.    Variable Interest Entities    The Company evaluates its relationship with other entities to identify whether they are variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" (FIN 46R), and assesses whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Company's Consolidated Financial Statements in accordance with FIN 46R.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        During fiscal 2005, the Company entered into a joint venture agreement with a third party to manufacture and market high-performance, lightweight motors, generators and drive electronics to the industrial market. The joint venture has not had significant activities since its inception. The joint venture is considered a variable interest entity because it is a development stage enterprise, and its equity is not sufficient to finance its activities without additional subordinated financial support.

        During fiscal 2008, the Company entered into a joint venture agreement with a third party to develop and manufacture certain image intensification and long-wave infrared sensors. The joint venture is still in its early stages of development and has not had significant activities since its inception. The joint venture is considered a variable interest entity because it is a development stage enterprise, and its equity is not sufficient to finance its activities without additional subordinated financial support.

        Based upon a review of the provisions of FIN 46R, the structure of the agreements and activities of the entities described above, the Company determined that it is not the primary beneficiary of the joint ventures at March 31, 2008 and 2007. If the facts and circumstances change in the future, the Company could determine that it has become the primary beneficiary, which would require DRS to consolidate the fair value of the assets, liabilities and noncontrolling interest of the joint venture(s). The Company currently accounts for its ownership interest in the joint ventures under the equity method of accounting. The Company's investment in the joint ventures was immaterial as of March 31, 2008 and 2007.

        C.    Basis of Presentation and Use of Estimates    The consolidated financial statements include the accounts of DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests. All intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues and estimated costs to complete contracts in process, valuation of inventories reported at lower of cost or market, recoverability of reported amounts of goodwill, long-lived assets and intangible assets, valuation of pensions and other postretirement benefits, the valuation of assets acquired and liabilities assumed in purchase business combinations, the valuation of deferred tax assets and liabilities, the valuation of unrecognized tax benefits and the recognition of share-based compensation costs. Actual results could differ from these estimates.

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

        Certain amounts for prior years have been reclassified to conform with the fiscal 2008 presentation.

        E.    Translation of Foreign Currency Financial Statements and Foreign Currency Transactions    Significant transactions in foreign currencies are translated into U.S. dollars at the approximate

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in fiscal 2008, 2007 and 2006 are immaterial to the Company's results of operations. The operations of the Company's foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each monthly period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings. The Company has accumulated exchange gains resulting from the translation of foreign subsidiaries financial statements of $14.1 million and $9.8 million as of March 31, 2008 and 2007, respectively.

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

        H.    Inventories    Inventoried contract costs (i.e., work in process) represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related revenues, which are primarily recorded using the units-of-delivery percentage-of-completion method, have not been recognized. As discussed below in Note 6 "Inventories," the Company's inventoried contract costs for certain government contracts and contracts with prime contractors or subcontractors of the government include direct and indirect costs and allocated general and administrative (G&A) costs, independent research and development costs and bid and proposal costs.

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

        The Company records contract-related assets and liabilities acquired in business combinations at their fair value by considering the remaining contract amounts to be billed and collected, DRS's estimate to complete (including general and administrative expenses for government-related contracts) and a profit allowance on the remaining contract amount to be billed and collected. Facts and circumstances specific to an acquired contract dictate the profit allowance, if any, established at acquisition (certain contracts, including those in a loss position at the date of acquisition, may be adjusted to break-even by recording a reserve for anticipated costs at acquisition). Certain factors influencing the profit allowance, if any, on an acquired contract include: contract type, margins earned on similar contracts, the original bid of the acquired entity and the life-cycle and related risk profile of the contract. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The Company may, from time to time, incur costs in anticipation of a specific contract that is still being negotiated with the customer. If it is probable that the Company will be awarded the specific anticipated contract, the precontract costs (excluding any start-up costs, which are expensed as incurred) would be capitalized into inventory. Capitalized precontract costs at March 31, 2008 were $3.2 million and were immaterial at March 31, 2007.

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

        J.    Software Capitalization    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of three to eight years. Capitalized software costs are included in computer equipment and software. In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1), the Company capitalizes certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company capitalized $9.8 million, $11.8 million and $3.8 million of internal-use software for the years ended March 31, 2008, 2007 and 2006, respectively. Depreciation expense for capitalized software was $5.0 million, $3.7 million and $3.4 million in fiscal 2008, 2007 and 2006, respectively.

        The Company's software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other non-current assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company capitalized software development costs of $0.5 million and $2.4 million for the years ended March 31, 2008 and 2007, respectively. Amortization expense for capitalized software development costs was $0.5 million in fiscal 2008.

        K.    Bond Premium and Debt Issuance Costs    Bond premium and debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method. The nature and extent of subsequent modifications to the Company's

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

term loans and lines of credit affect whether debt issuance costs are expensed or capitalized. If the Company prepays its term loans or portions thereof, the debt issuance costs associated with such term loans are written-off in proportion to the decrease in term loan borrowings, as compared with the total borrowings outstanding prior to the prepayment.

        L.    Goodwill    The Company annually reviews goodwill for impairment by "reporting unit" or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Based upon the aggregation criteria the Company concluded it had five reporting units at March 31, 2008 and 2007.

        The annual impairment test is typically performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The annual goodwill impairment assessment involves estimating the fair values of the Company's reporting units and comparing such fair values with the reporting unit's respective carrying value. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential goodwill impairment loss. Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. Fair values are estimated based upon the two methodologies, a market approach and an income approach. The market approach includes applying valuation multiples to each reporting unit's projected earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA). The income approach discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. The results of the two approaches are averaged and compared with the carrying value of each respective reporting unit. The Company completed the impairment tests in the fourth quarter of fiscal 2008 and 2007 with no adjustment to the carrying value of goodwill.

        M.    Long-Lived Assets and Acquired Identifiable Intangible Assets    Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer- and program/contract-related and technology-based intangibles. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and revenues, all of which are discounted to present value.

        The Company assesses the recoverability of the carrying value of its long-lived assets and acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If there are any indicators of impairment present, the Company would then evaluate the recoverability of the potentially impaired long-lived assets and acquired identifiable intangible assets based upon the expectations of undiscounted net cash flows from such assets. If the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset or asset group, a loss would be recognized for the difference between the fair value and the

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

carrying amount of the assets. Assets to be disposed of, including those of discontinued operations, are reported at the lower of the carrying amount or fair value, less the costs to sell.

        N.    Derivative Financial Instruments    The Company does not use derivative financial instruments for trading purposes. The Company utilizes some variable rate debt to fund its operations and sustain its growth. Such variable rate borrowings expose the Company to interest rate risk and the related impact that changes in interest rates can have on the Company's earnings and on its cash flows. The Company also operates and conducts business in foreign countries and, as a result, is exposed to movements in foreign currency exchange rates. More specifically, the Company's net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. dollar for U.S. reporting purposes. In an effort to limit interest expense, cash flow exposure and foreign currency exposure, the Company has in the past and may in the future enter into various derivative instruments that meet the criteria, including the related hedge documentation, to be accounted for as cash flow hedges. Derivative financial instruments also include embedded derivatives. The embedded derivatives related to the issuance of the Company's 2% convertible notes are recorded at fair value with changes reflected in the statement of earnings (See Note 9, "Debt," for additional information).

        All derivative instruments are carried on the Consolidated Balance Sheet as either assets or liabilities at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

        The Company's derivative and hedging activity in fiscal years 2008 and 2007 was immaterial. As of March 31, 2008 and 2007, with the exception of the embedded derivative discussed above, the Company did not have any other derivative instruments outstanding.

        O.    Revenue Recognition    The substantial majority of the Company's direct and indirect revenues from the U.S. government and certain of the Company's revenues from foreign governments are earned pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally fixed-price, cost-reimbursable, or time and material. These contract types are accounted for in accordance with SOP 81-1. Cost-reimbursable type contracts also are specifically covered by the provisions of Accounting Research Bulletin No. 43, Chapter 11, Section A, "Government Contracts, Cost-Plus Fixed-Fee Contracts" (ARB 43).

        Revenues and profits on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Revenues and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered (the "units-of-delivery method"). Revenues and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract ("cost-to-cost method"). Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

        Accounting for the revenues and profits on a fixed-price contract, requires the preparation of estimates of (1) the total costs at completion, which are equal to the sum of the actual

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

incurred costs to date on the contract and the estimated costs to complete the contract's statement of work, and (2) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total contract revenue and the total estimated cost at completion. Under the units-of-delivery method, revenues on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, revenues on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total contract revenue, less (ii) the cumulative revenues recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative revenues recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated contract costs (including overhead and general and administrative expenses) exceed the total contract revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities.

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

        The Company reviews cost performance and estimates to complete on its contracts at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss often are required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are not recognized until the event occurs.

        Contracts that include multiple deliverables that are not within the scope of SOP 81-1 are accounted for under the provisions of Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Revenues on arrangements that are not within the scope of SOP 81-1 or ARB 43 typically are recognized in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements". Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable, and collectibility is reasonably assured.

        Included in revenues for fiscal years 2008, 2007 and 2006 were $109.3 million, $110.4 million and $106.1 million, respectively, of customer-sponsored research and development, which principally are accounted for under the cost-reimbursement method.

        Approximately 93%, 90% and 87% of total consolidated revenues for fiscal years 2008, 2007 and 2006, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. Direct Foreign Sales, which are sales to foreign governments, accounted for approximately 5%, 7% and 9% of total consolidated revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. One contract accounted for approximately 12% and 11% of revenues, respectively, for the fiscal years ended March 31, 2008 and 2007. There were no contracts that were greater than 10% of revenues during the fiscal year ended March 31, 2006.

        P.    Pension and Other Postretirement Benefits    The obligations for the Company's pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in the Company's results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and the Company's annual cash requirements to fund these plans. See Note 13, "Pensions—Other Employee Benefits," for further information on the Company's pension and postretirement plans.

        Q.    Share-Based Compensation    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize compensation cost in an amount equal to the fair value of share-based awards expected to vest.

        On April 1, 2006, DRS adopted SFAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that were outstanding as of April 1, 2006. Results for prior periods have not been restated.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25 and its related interpretations. Compensation expense for stock options granted to an employee or director was recognized in earnings based on the excess, if any, of the quoted market price of DRS common stock at the date of grant, or other measurement date, over the amount an employee or director must pay to acquire the common stock. When the exercise price of the option granted to an employee or director equaled or exceeded the quoted market price of DRS common stock at the date of grant, the Company did not recognize compensation expense. Compensation cost for restricted stock and restricted stock units (collectively "non-vested stock") was recorded based on the closing market value on the last trading day of DRS common stock prior to the date of grant, and forfeitures were accounted for as they occurred. Compensation cost for non-vested stock was charged to unamortized stock compensation in stockholders' equity and amortized to expense over the requisite vesting periods. The "pro forma" effects on net earnings and earnings per share, as if compensation costs had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of SFAS No. 123 for the year ended March 31, 2006, is included in Note 12.

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

        On April 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Fin 48). FIN 48 prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based solely on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon examination, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information. For tax positions that are not more likely than not of being sustained upon examination, the Company does not recognize any portion of the benefit in the financial statements.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        S.    Earnings per Share    Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options, convertible debt (if dilutive), non-vested stock and non-vested stock units using the treasury stock method. The following table presents the components of basic and diluted EPS:

	Years Ended March 31,
	2008	2007 (Restated)	2006
	(in thousands, except per-share data)
Basic EPS Computation
Net earnings	$165,769	$103,572	$81,494

Weighted average common shares outstanding	40,592	39,855	29,623

Basic earnings per share	$4.08	$2.60	$2.75
Diluted EPS Computation
Net earnings	$165,769	$103,572	$81,494

Diluted common shares outstanding
Weighted average common shares outstanding	40,592	39,855	29,623
Stock options and restricted stock	819	923	953

Diluted common shares outstanding	41,411	40,778	30,576

Diluted earnings per share	$4.00	$2.54	$2.67

        At March 31, 2008 and 2006, there were 398,843 and 22,500 options, respectively, to acquire DRS common stock outstanding, respectively, that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS in their respective fiscal years. At March 31, 2007, all outstanding options are included in the diluted EPS calculation.

        For the years ended March 31, 2008, 2007 and 2006, DRS's 2% Convertible Senior Notes due 2026 had no impact on diluted EPS because the average stock price during such periods was below $59.70 per share. See Note 9, "Debt," for further information on the Convertible Notes.

        T.    Fair Value of Financial Instruments    Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities, reported in the Consolidated Balance Sheets equal or approximate their fair values. The fair value of the Company's revolving credit facility and term loans approximate their recorded value, based on the variable interest rates of the facility and currently available terms and conditions for similar debt at March 31, 2008 and 2007. Long-term debt is reflected on the Consolidated Balance Sheets at amortized cost. Below is a summary of carrying value and fair value of the Company's

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

notes. Fair values are determined through information obtained from third parties using the latest available market data.

	March 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior Notes	$350,000	$343,000	$350,000	$353,500
Senior Subordinated Notes	$806,323	$787,625	$807,453	$815,500
Convertible Senior Notes	$345,000	$388,608	$345,000	$363,975

        U.    Product Warranties    Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties for the years ended March 31, 2008, 2007 and 2006, which are included in accrued expenses and other current liabilities:

	March 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$31,180	$29,829	$21,839
Acquisitions during the period	—	932	10,730
Accruals for product warranties issued during the period	31,352	18,835	9,235
Settlements made during the period	(18,614)	(18,501)	(12,011)
Other	(305)	85	36

Balance at the end of year	$43,613	$31,180	$29,829

        V.    New Accounting Pronouncements    In September of 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS 157.) SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective beginning April 1, 2008 except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis which will be effective April 1, 2009 for DRS and are not expected to have a material impact on the Company's consolidated financial statements.

        In December 2006, the FASB issued FASB Staff Position on Emerging Issues Task Force (EITF) No. 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be recognized

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for DRS beginning April 1, 2008. The Company did not elect the fair value option permitted by SFAS 159 upon adoption.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and generally will require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This statement is effective beginning April 1, 2009 for DRS. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" an Amendment of ARB 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective beginning April 1, 2009 for DRS. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (FAS 161), which requires enhanced disclosures about a company's derivative and hedging activities. FAS 161 will be effective as of April 1, 2009 for DRS. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        On May 9, 2008, the FASB issued FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSB APB 14-1). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective for the Company April 1, 2009, and will require retrospective application. The Company is currently assessing the impact the adoption of the FSP will have on the Company's future results of operations, which is expected to be material.

2. Restatement of Previously Issued Consolidated Financial Statements

        In February 2008, the Company received a comment letter from the staff of the SEC on its fiscal 2007 Form 10-K (filed on May 30, 2007) and its fiscal 2008 second quarter Form 10-Q (filed on November 9, 2007). In the initial comment letter, and in other subsequent written and telephonic communications with the SEC, information was requested regarding the timing of a $36.8 million pretax charge that was recorded in the Company's fiscal 2008 first quarter ended June 30, 2007 for the impact of a redesign on the Company's Thermal Weapon Sight II (TWS II) program. Following discussions with the staff of the SEC and review of the judgments and estimates the Company made relating to the charge, the Company concluded that the $36.8 million charge should have been recorded in the Company's fiscal 2007 fourth quarter ended March 31, 2007.

        As a result of foregoing, the Company is restating its previously filed consolidated financial statements for the year ended March 31, 2007, inclusive of the Company's fourth quarter ended March 31, 2007 and the previously issued quarterly consolidated financial statements for the three month period ended June 30, 2007. Accordingly, the Company's previously issued consolidated financial statements for these periods should no longer be relied upon.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The following tables set forth the effects of the restatement adjustment on the March 31, 2007 consolidated balance sheet and the consolidated statement of earnings for the year ended March 31, 2007.

	March 31, 2007
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Balance Sheet:
Inventory, net	$367,612	$(36,844)	$330,768
Prepaid expenses, deferred income taxes and other current assets	$126,975	$11,218	$138,193
Total current assets	$1,125,662	$(25,626)	$1,100,036
Total assets	$4,214,710	$(25,626)	$4,189,084
Accrued expenses and other current liabilities	$467,944	$(2,138)	$465,806
Total current liabilities	$770,532	$(2,138)	$768,394
Total liabilities	$2,712,260	$(2,138)	$2,710,122
Total stockholders' equity	$1,502,450	$(23,488)	$1,478,962
Total liabilities and stockholders' equity	$4,214,710	$(25,626)	$4,189,084

	Year Ended March 31, 2007
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Statement of Earnings:
Costs and expenses—Products	$1,843,395	$36,844	$1,880,239
Total costs and expenses	$2,513,530	$36,844	$2,550,374
Operating income	$307,583	$(36,844)	$270,739
Earnings before non-controlling interests and income taxes	$188,594	$(36,844)	$151,750
Earnings before income taxes	$187,164	$(36,844)	$150,320
Income taxes	$60,104	$(13,356)	$46,748
Net earnings	$127,060	$(23,488)	$103,572
Basic earnings per share	$3.19	$(0.59)	$2.60
Diluted earnings per share	$3.12	$(0.58)	$2.54

        The restatement adjustment did not affect the reported amounts of net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the year ended March 31, 2007.

        As a result of the adjustment discussed above, modifications were required to previously filed footnotes: Notes 1, 6, 8, 11, 16, 17 and 18.

3. Acquisitions

        All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective acquisition dates. The Company considered a variety of factors, including appraisals, valuations and other discounted cash flow approaches in determining the fair value of assets acquired and liabilities assumed. Any additional payments of contingent consideration (e.g., earn-outs)

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

are payable in cash and will be recorded as additional goodwill when the contingencies for such payments have been satisfied (also see Note 14, "Commitments and Contingencies").

  ESSI:

        On January 31, 2006, the Company completed its acquisition of all of the outstanding common stock and options to acquire the common stock of ESSI. In the transaction, a wholly-owned subsidiary of DRS was merged with and into ESSI (the Acquisition), forming the Sustainment Systems Segment and substantially all of the Technical Services Segment. The purchase price was $43.00 per share of ESSI common stock, which was comprised of $30.10 in cash and a fraction of a share of DRS common stock valued at $12.90. Total consideration for the acquisition consisted of $1.34 billion in cash and 11.7 million shares of DRS common stock, or an aggregate value of $1.93 billion. In addition to the purchase price, the Company assumed $78.5 million in debt and recorded $27.0 million of acquisition-related costs, including professional fees. The stock component of the consideration was valued at $50.08 per share, using the average price of DRS common stock on the measurement date (January 27, 2006, the date the number of shares was known) and two days before and after the measurement date. Upon closing of the Acquisition, the Company repaid ESSI's credit facility in the amount of $76.3 million. The Company financed the cash portion of the acquisition by utilizing cash and cash equivalents on hand, revolving credit borrowings, $275.0 million in term debt and $900.0 million of new debt securities, including $350 million aggregate principal amount of 6 5/8% senior notes due 2016, $250 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026. See Note 9, "Debt," for a description of the amended and restated credit facility and the new debt securities.

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

        The Company finalized its purchase price allocation in fiscal 2007 and recorded $0.4 million net increase to goodwill, as compared with the preliminary purchase price allocation at March 31, 2006. Goodwill of $1.0 billion and $0.7 billion was allocated to the Company's Sustainment Systems and Technical Services Segments, respectively, of which approximately $282.6 million is expected to be deductible for tax purposes. The assets acquired also include $133.4 million in customer and contract-related intangibles with weighted average useful lives of 6.9 years.

  WalkAbout:

        On June 27, 2005, the Company acquired WalkAbout Computer Systems, Inc. (WalkAbout) in a stock purchase transaction for $13.8 million in cash, with additional consideration payable of up to $5.0 million upon achievement of certain revenue targets for a period of two and a

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

half years (i.e., earn-out). In addition to the purchase price, the Company paid $0.2 million for acquisition-related costs, including professional fees.

        WalkAbout, formerly located in West Palm Beach, Florida, is a manufacturer of several lines of rugged, mobile tablet PCs, serving industrial, municipal, military and government markets. Management believes that the acquisition of WalkAbout has enhanced the Company's position in the tactical computer systems business by broadening the Company's product offerings. WalkAbout is managed as a part of the C4I Segment.

        The Company recorded a total of $9.4 million of goodwill (including a total of $0.8 million of earn-out adjustments recorded in fiscal 2008, 2007 and 2006), all of which has been allocated to the C4I Segment. Of the total goodwill recorded, $2.3 million is expected to be deductible for tax purposes. The WalkAbout earnout period ended December 31, 2007. The Company recorded $1.3 million of customer- and contract-related intangibles that have weighted-average useful lives of 5 years.

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

        Codem, located in Merrimack, New Hampshire, is a provider of signals intelligence (SIGINT) systems, network interface modules and high-performance antenna control systems. Management believes that the addition of Codem has enhanced the Company's existing intelligence product base. Codem is managed as a part of the Company's C4I Segment.

        The Company recorded a total of $29.4 million of goodwill (including a total of $3.8 million of earn-out adjustments recorded in fiscal 2008, 2007 and 2006), all of which has been allocated to the C4I Segment. None of Codem's goodwill is expected to be deductible for tax purposes. The earn-out period ended April 14, 2008. The Company recorded $1.9 million and $4.2 million of technology-based and customer- and program/contract-related intangibles, respectively, both of which have weighted-average useful lives of 9 years.

4. Goodwill and Intangible Assets

        Goodwill    In accordance with SFAS No. 141, "Business Combinations" (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase-price allocation). As part of the purchase-price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At March 31, 2008, the Company had approximately 10,200 employees, and the substantial majority of the sales generated by the Company's businesses are from the productive labor efforts of its employees, as compared with selling manufactured products or right-to-use technology. Generally, the largest intangible asset of the businesses that the Company acquires is the value

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

of the businesses' assembled workforce, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company's business, including its ability to retain existing business and to successfully compete for and win new business, is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, technology and intellectual property). Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. government contracts generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets associated with the businesses DRS acquired is recognized as goodwill.

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2006 to March 31, 2008:

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2006	$658,453	$168,586	$1,045,502	$735,527	$2,608,068
ESSI acquisition	—	—	(5,111)	4,759	(352)
Codem acquisition earn-out	1,005	—	—	—	1,005
WalkAbout acquisition earn-out	398	—	—	—	398
Night Vision Equipment earn-out	—	6,627	—	—	6,627
Transfer of operating unit (A)	(4,929)	—	—	4,929	—
Other adjustments	(1,921)	1,163	—	—	(758)
Foreign currency translation adjustment	1,440	—	214	—	1,654

Balance as of March 31, 2007	$654,446	$176,376	$1,040,605	$745,215	$2,616,642
ESSI acquisition (B)	—	—	(2,503)	(1,228)	(3,731)
Codem acquisition earn-out	2,638	—	—	—	2,638
Power Technologies, Inc. acquisition earn-out	2,000	—	—	—	2,000
WalkAbout acquisition earn-out	239	—	—	—	239
Night Vision Equipment earn-out	—	3,738	—	—	3,738
Transfer of operating unit (C)	—	—	12,118	(12,118)	—
Other adjustments	(441)	—	—	—	(441)
Foreign currency translation adjustment	2,649	—	855	—	3,504

Balance as of March 31, 2008	$661,531	$180,114	$1,051,075	$731,869	$2,624,589

(A)
On April 1, 2006, DRS Technical Services, Inc. (TSI), an operating unit of the C4I Segment, was consolidated into an operating unit of the Technical Services Segment to achieve certain operating synergies. The goodwill adjustment was considered immaterial for purposes of restating prior-period goodwill balances for both the C4I Segment and the Technical Services Segment.

(B)
Represents settlements of domestic and foreign tax examinations.

(C)
On October 1, 2007, the ESSIBuy operating unit, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The goodwill adjustment was considered immaterial for purposes of restating prior-period goodwill balances for both the Sustainment Systems and Technical Services Segments.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Identifiable Intangible Assets    The most significant identifiable intangible assets that are separately recognized in accordance with SFAS 141 for the Company's business acquisitions are customer relationships and program backlog and related contracts. The fair value of intangible assets typically is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from backlog and follow-on sales to the customer over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of March 31, 2008 and 2007. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of March 31, 2008
Technology-based intangibles	18 years	$47,879	$(19,945)	$27,934
Customer and program/contract-related intangibles	11 years	214,536	(74,696)	139,840

Total		$262,415	$(94,641)	$167,774

As of March 31, 2007
Technology-based intangibles	18 years	$47,859	$(17,016)	$30,843
Customer and program/contract-related intangibles	11 years	214,439	(48,298)	166,141

Total		$262,298	$(65,314)	$196,984

        The aggregate acquired intangible asset amortization expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $29.2 million, $31.4 million and $12.4 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011, $14.0 million for fiscal year 2012 and $13.6 million for fiscal year 2013.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Accounts Receivable

        Unbilled receivables represent revenues for which billings have not been presented to customers as of the end of the fiscal year, including retentions arising from contractual provisions. At March 31, 2008 and 2007, retentions amounted to $10.1 million and $7.6 million, respectively. Approximately $6.0 million of March 31, 2008 retentions are anticipated to be collected beyond one year. The component elements of accounts receivable, net of allowances for doubtful accounts of $2.8 million and $1.7 million, at March 31, 2008 and 2007, respectively, are as follows:

	March 31,
	2008	2007
	(in thousands)
U.S. Government contracts:
Billed receivables	$172,824	$148,442
Unbilled receivables	147,804	155,796

	320,628	304,238

Other defense-related contracts:
Billed receivables	130,687	127,603
Unbilled receivables	86,432	82,394

	217,119	209,997

Other trade receivables	36,382	21,007

Total	$574,129	$535,242

6. Inventories

        Inventories are summarized as follows:

	March 31,
	2008	2007 (Restated)
	(in thousands)
Work-in-process	$550,323	$433,121
General and administrative costs	64,521	60,485
Raw material and finished goods	61,961	53,158

	676,805	546,764
Less: Progress payments and certain customer advances	231,093	206,746
Inventory reserve	8,003	9,250

Total	$437,709	$330,768

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Total expenditures for internal research and development amounted to approximately $66.1 million, $50.9 million and $47.6 million for fiscal 2008, 2007 and 2006, respectively.

        The Company bifurcates its total G&A costs into "allowable" and "unallowable" cost pools, as the terms are defined in the U.S. Federal Acquisition Regulations (FAR) procurement regulations. The Company accounts for allowable G&A costs allocated to its government contractor operating units that design, develop and produce complex defense electronic components and systems for specifically identified contracts as contract costs because such costs are generally reimbursable indirect contract costs pursuant to the terms of the contracts. The Company expenses such allowable G&A costs as a component of costs and expenses when the revenues related to those contracts are recognized.

        The Company's government contractor operating units allocate allowable G&A costs to contracts using an indirect overhead rate, which generally is based upon allowable G&A costs as a percentage of a total cost (direct labor, manufacturing overhead, raw material and other direct costs) input base.

        The Company believes that accounting for allowable G&A costs as contract costs is consistent with industry practice and supported by authoritative accounting literature as outlined in the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Contruction-Type and Certain Production-Type Contracts (SOP 81-1), the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, and Chapter 4 of Accounting and Research Bulletin (ARB) 43, Restatement and Revision of Accounting Research Bulletins.

        The Company expenses "unallowable" G&A costs allocable to its government contractor operating units as they are incurred (i.e., period expense) because unallowable costs, as defined in the FAR, are not reimbursable under government contracts. All G&A costs allocated to the Company's non-government contractor operating units are expensed as incurred.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company's lines of businesses that are not primarily contracted with the U.S. government, which are expensed as incurred:

	Years Ended March 31,
	2008	2007 (Restated)	2006
	(in thousands)
Balance in inventory at beginning of year	$60,485	$63,836	$47,365
Add: Acquired costs	—	—	9,943
Incurred costs	388,949	361,973	239,831
Less: Amounts included in costs and expenses	384,913	365,324	233,303

Balance in inventory at end of year	$64,521	$60,485	$63,836

        General and administrative expenses related to the Company's lines of business that are not primarily contracted with the U.S. government amounted to $170.7 million, $159.8 million and $68.8 million for fiscal 2008, 2007 and 2006, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        During the fourth quarter of fiscal 2007, the Company recorded a $40.3 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The charge reflects the Company's revised estimate of the excess of the total estimated costs to fulfill the scope of work of the TWS II contract, over the total TWS II contract value. The total estimated costs to complete the contract reflect all direct costs (primarily labor and material), overhead and allowable general and administrative expenses, accumulated in accordance with SOP No. 81-1. The most significant component of the charge was a result of the estimated cost of new material following recent design modifications, as well as the write-off of certain inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable product and components from the TWS II program (transferred inventory) to inventory during the fourth quarter of fiscal 2007, which is valued at the lower of cost or market as of March 31, 2008 and 2007. The Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect the Company's ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and/or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period. During the second half of fiscal 2008, the Company received orders for $8.5 million of thermal weapon sights of which $5.2 million has been delivered and shipped out of transferred inventory. As of March 31, 2008, approximately $21.3 million of transferred inventory and components remained with the Company.

7. Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

	March 31,
	2008	2007
	(in thousands)
Land	$19,592	$19,579
Machinery and equipment	188,981	166,133
Computer equipment and software	107,632	85,171
Buildings and improvements	88,249	79,160
Leasehold improvements	42,977	32,044
Office furnishings, equipment and other	29,232	27,360

	476,663	409,447
Less accumulated depreciation and amortization	220,986	178,241

Total	$255,677	$231,206

        Annual depreciation of property, plant and equipment amounted to $49.0 million, $45.2 million and $36.6 million in fiscal 2008, 2007 and 2006, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Accrued Expenses and Other Current Liabilities

        The component elements of accrued expenses and other current liabilities are as follows:

	March 31,
	2008	2007 (Restated)
	(in thousands)
Accruals for future costs related to acquired contracts	$22,618	$55,452
Customer advances	192,479	137,248
Payroll, other compensation and related expenses	99,971	84,503
Accrued interest	29,764	25,608
Accrued product warranty (Note 1.U.)	43,613	31,180
Income taxes payable	36,952	49,332
Loss accrual for future costs on uncompleted contracts	25,337	27,379
Other	56,816	55,104

Total	$507,550	$465,806

        Components in "Other" at March 31, 2008 and 2007 include litigation and contingency related-accruals (see Note 14), short-term pension liabilities (see Note 13) and accrued acquisition earn-outs (see Note 3).

9. Debt

        A summary of debt is as follows:

	March 31,
	2008	2007
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	119,499	272,250
Canadian Term Loan	7,273	8,479
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized bond premium on 6 7/8% Senior Subordinated Notes	6,323	7,453
Other obligations	4,757	5,025

	1,632,852	1,788,207
Less:
Current installments of long-term debt	5,384	5,161

Total long-term debt	$1,627,468	$1,783,046

        Credit Facility    Simultaneously with the closing of the Company's acquisition of ESSI, on January 31, 2006 the Company entered into an amended and restated credit facility for up to an aggregate amount of $675.0 million with a syndicate of lenders (the Credit Facility), replacing DRS's previously existing credit facility. The Credit Facility consists of a $400.0 million

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

senior secured revolving line of credit and a $275.0 million senior secured term loan. The Company is permitted, on no more than two occasions, to increase the aggregate amount of the Credit Facility by up to $250.0 million, subject to certain restrictions. Any increase in the aggregate amount of the Credit Facility may be borrowed in the form of either additional term loans or available amounts under the revolving line of credit. The Credit Facility is guaranteed by substantially all of DRS's domestic subsidiaries. In addition, it is collateralized by liens on substantially all of the assets of the Company's subsidiary guarantors' and certain of DRS's other subsidiaries' assets and by a pledge of a portion of certain of the Company's non-guarantor subsidiaries' capital stock. The term loan and the revolving line of credit mature on January 31, 2013 and 2012, respectively.

        Revolving line of credit and term loan borrowings under the Credit Facility generally bear interest at the Company's option at either: 1) a base rate, which is defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, plus the applicable margin; or 2) the LIBOR rate plus the applicable margin. Revolving credit loans that are base rate loans bear interest at the base rate plus a margin ranging from 0.00% to 0.50% per annum, depending on the Company's total leverage ratio (TLR), as the term is defined in the credit agreement, at the time of determination. Revolving credit loans that are LIBOR rate loans bear interest at LIBOR plus a margin ranging from 1.00% to 1.75% per annum, depending on the Company's TLR. Term loans that are base rate loans bear interest at the base rate plus 0.25%, and term loans that are LIBOR rate loans bear interest at LIBOR plus 1.50%.

        The Company pays commitment fees calculated on the average daily unused portion of its revolving line of credit at a rate ranging from 0.375% and 0.50% per annum, depending on the Company's TLR. The Company pays commissions and issuance fees on its outstanding letters of credit and is obligated to pay or reimburse the issuing lender for such normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering any letter of credit. Letter-of-credit commissions are calculated at a rate ranging from 1.00% to 1.75% per annum, depending on the Company's TLR ratio at the time of issuance, multiplied by the face amount of such letter of credit. Letter-of-credit issuance fees are charged at 0.125% per annum, multiplied by the face amount of such letter of credit. Both letter-of-credit commissions and issuance fees are paid quarterly.

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

        The principal amount of any outstanding revolving credit loans is due and payable in full on January 31, 2012. The Company is required to repay the aggregate outstanding principal amount of the initial term loan borrowings ($275.0 million) in consecutive quarterly installments on the last business day of each December, March, June and September, which commenced June 30, 2006. From June 30, 2006 through March 31, 2012, each such principal payment is $0.7 million. The remaining quarterly principal payments are $64.6 million and $43.8 million on June 30, 2012 and September 30, 2012, respectively, adjusted for any optional payments.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        At March 31, 2008 and 2007, there were no outstanding revolving line of credit borrowings against the Credit Facility. As of March 31, 2008, $119.5 million of term loans were outstanding against the Credit Facility. The weighted average interest rate on the Company's term loan borrowings was 4.4% as of March 31, 2008 (6.9% as of March 31, 2007). During fiscal 2008 the Company prepaid, at its discretion, $150.0 million of the outstanding term loan and as a result recognized a $0.4 million charge to interest and related expenses resulting from the write-off of debit issuance costs.

        From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments from its customers. As of March 31, 2008, $32.8 million was contingently payable under letters of credit and bank guarantees (including $0.3 million of letters of credit and bank guarantees obtained outside the Credit Facility). At March 31, 2008, the Company had $367.5 million of availability under its revolving line of credit.

        Canadian Loan    On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011, payable in Canadian dollars. The proceeds of the loan were utilized to allow repatriation of certain amounts from Canada to the U.S., which were subject to more favorable tax treatment under the Jobs Act (for further information see Note 11.) The Canadian loan bears interest at the Company's option at either: (i) prime rate or (ii) LIBOR rate plus 1.75%. The weighted average interest rate on the term loan was 5.25% as of March 31, 2008 (6.0% at March 31, 2007). DRS Canada is required to repay aggregate outstanding principal of C$575.0 thousand on the first business day of every January, April, July and October, which commenced July 1, 2006. The term debt under the agreement ranks senior in priority of payment to all subordinated debt of DRS Canada and the Company. The debt is collateralized by the assets of DRS Canada and guaranteed by DRS Technologies, Inc. The Company is subject to the same financial covenants under the Canadian loan, as it is under the Credit Facility described above, and DRS Canada is subject to other non-financial covenants that are similar to those described in the Credit Facility. The carrying value of the Canadian Term Loan increased $1.0 million during the year ended March 31, 2008, as a result of the strengthening of the Canadian dollar compared with the U.S. dollar during that period.

        Notes    On January 31, 2006, in connection with the acquisition of ESSI, the Company issued $900.0 million of new debt securities, including $350.0 million aggregate principal amount of 6 5/8% senior notes due 2016, $250.0 million aggregate principal amount of 7 5/8% senior subordinated notes due 2018 (collectively called the January 2006 Notes) and $300.0 million aggregate principal amount of 2.0% convertible senior notes due 2026 (Convertible Notes). On February 8, 2006, the Company sold an additional $45.0 million of Convertible Notes pursuant to an over-allotment option exercised by the initial purchasers of the Convertible Notes. The net proceeds of the January 2006 Notes and the Convertible Notes, together with a portion of the Company's available cash and initial borrowings under the Credit Facility, were used to fund the ESSI acquisition, repay certain of ESSI's outstanding indebtedness, and pay related fees and expenses.

        The January 2006 Notes and the Convertible Notes are unsecured. The 7 5/8% senior subordinated notes rank behind the Credit Facility, the 6 5/8% senior notes and the Convertible Notes, and are pari passu with the 6 7/8% senior subordinated notes.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        January 2006 Notes    The January 2006 Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006. The net proceeds of the offering of the January 2006 Notes were $588.0 million after deducting $12.0 million in commissions and fees related to the offerings. The January 2006 Notes were issued under indentures with The Bank of New York. Subject to a number of exceptions, the indentures restrict the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The January 2006 Notes are unconditionally guaranteed, jointly and severally, by certain of DRS's existing and future domestic subsidiaries. See Note 17, "Guarantor and Non-guarantor Financial Statements," for additional disclosures.

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

        At any time prior to February 1, 2011, the Company may redeem the 6 5/8% senior notes and 7 5/8% senior subordinated notes for cash at the Company's option, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount of the January 2006 Notes being redeemed and (2) the sum of (a) the present values of 103.313% of the principal amount of the 6 5/8% senior notes and 103.813% of the principal amount of the 7 5/8% senior subordinated notes being redeemed and (b) the scheduled payments of interest on the respective January 2006 Notes, discounted to the date of redemption, together with accrued and unpaid interest, if any.

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

        Convertible Notes    The net proceeds of the offering of the Convertible Notes, including the over-allotment, were $337.2 million after deducting $7.8 million in commissions and fees related to the offering. Certain of the Company's existing and future wholly-owned domestic subsidiaries fully and unconditionally guarantee the Company's payment obligations under the Convertible Notes, jointly and severally, on a senior unsecured basis. The Convertible Notes will mature on February 1, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes pay interest semi-annually in arrears on February 1 and August 1, which commenced August 1, 2006.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Commencing with the six-month period beginning on February 1, 2011, the Company will pay contingent interest to the holders of the Convertible Notes during any six-month period from February 1 to July 31, and from August 1 to January 31, if the market price of a Convertible Note for each of the days in the five trading-day period ending on the third trading day immediately preceding an interest payment date equals 120% or more of the principal amount of the Convertible Note. The amount of any contingent interest payable will equal 0.50% per annum of the average market price of a convertible note for the five trading-day period. The contingent interest feature of the Convertible Notes represents an embedded derivative instrument. The value of the contingent interest feature was zero at the date of the issuance of the Convertible Notes and at March 31, 2008 and 2007. The amount recorded for the embedded derivative will be adjusted periodically through interest expense for material changes in the fair value of the contingent interest feature.

        Upon conversion of a Convertible Note, the Company will deliver cash in an amount equal to the lesser of (a) the principal amount of the notes surrendered for conversion and (b) the conversion value (the applicable conversion rate multiplied by the average of the closing prices of DRS common stock for a defined 20-day period), and if the conversion value is greater than the principal amount, an amount of DRS common stock equal to such excess. The initial conversion value is based on a conversion rate of 16.7504 shares per $1,000 principal amount of Convertible Notes (representing a conversion price of $59.70 per share of DRS common stock), subject to adjustment under certain circumstances.

        The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," and related issues, at the date of issuance of the Convertible Notes and determined that the conversion feature should be classified as equity, and, therefore, it does not need to be accounted for separately from the Convertible Notes. The Company updates its analysis of the accounting for the conversion feature as circumstances warrant. Effective April 1, 2009, upon adoption of FSP APB 14-1, the Company will be required to bifurcate the conversion feature. Changes in the fair value of the conversion feature will be charged or credited to interest expense in each period.

        The shares of DRS common stock that may be issued, if any, upon conversion of the Convertible Notes may be registered or unregistered shares. At the date of issuance, the underlying shares of DRS common stock have been registered through an automatically effective registration statement filed with the Securities and Exchange Commission. The Company is obligated to use its reasonable best efforts to maintain such registration for two years or pay "additional interest" ranging from 0.25% to 1.00% per annum on the principal of the Convertible Notes.

        On or prior to February 1, 2010, the Convertible Notes may be converted by the holder only under the following circumstances:

  •
  During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of the Company's common stock during such five trading-day period, multiplied by the applicable conversion rate;

  •
  During prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes, as the term is defined in the Convertible Notes indenture; or

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  •
  If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

        After February 1, 2010, the Convertible Notes may be converted by the holder into cash and shares, if any, of DRS's common stock, only under the following circumstances:

  •
  During any calendar quarter (and only during such calendar quarter) commencing after December 31, 2009, if the closing sale price of DRS's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 110% of the applicable conversion price;

  •
  On or after February 1, 2025;

  •
  During the five consecutive business-day period following any five consecutive trading-day period in which the average trading price for the Convertible Notes was less than 98% of the average of the closing sale price of DRS's common stock during such five trading-day period, multiplied by the applicable current conversion rate;

  •
  During prescribed periods, upon the occurrence of specified corporate transactions or "fundamental changes," as the term is defined in the Convertible Notes indenture; or

  •
  If the Company has called the Convertible Notes for redemption, until the second business day immediately preceding the redemption date.

        The Company may redeem the Convertible Notes, in whole or in part, for cash with proper notice at any time on or after February 1, 2009 and prior to February 4, 2011, if the sale price of DRS's common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to providing notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest (including contingent interest and additional interest, if any) up to but not including the redemption date and a "make-whole" premium. The make-whole premium is payable only in cash equal to the present value of all remaining scheduled payments of interest on the Convertible Notes to be redeemed through February 2011.

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

        6 7/8 Senior Subordinated Notes    On October 30, 2003, the Company issued $350.0 million aggregate principal amount of 6 7/8% senior subordinated notes, due November 1, 2013 (the October 2003 Notes). Interest, which is payable every six months on May 1 and November 1, commenced on May 1, 2004. The net proceeds from the offering of the October 2003 Notes were $341.2 million, after deducting $8.8 million in commissions and fees related to the offering. The net proceeds of the October 2003 Notes, together with a portion of the

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Company's available cash and initial borrowings under the then existing credit facility, were used to fund the Integrated Defense Technologies Inc., (IDT) acquisition, repay certain of DRS's and IDT's outstanding indebtedness, and pay related fees and expenses. The October 2003 Notes were issued under an indenture with The Bank of New York. Subject to a number of exceptions, the indenture restricts the Company's ability and the ability of its subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. The October 2003 Notes are unconditionally guaranteed, jointly and severally, by DRS's current and future wholly-owned domestic subsidiaries. The foreign subsidiaries and certain domestic subsidiaries of DRS do not guarantee the October 2003 Notes. See Note 17, "Guarantor and Non-guarantor Financial Statements," for additional disclosures. The Company is subject to liquidating damages (ranging from 0.25% to 1.00% of the outstanding principal) if the Company fails to maintain an effective registration statement for the 6 7/8% senior subordinated notes.

        On December 23, 2004, the Company issued an additional $200.0 million aggregate principal amount of 6 7/8% Senior Subordinated Notes, due November 2013 (December 2004 Notes). The December 2004 Notes were offered as additional debt securities under the Company's indenture with the Bank of New York with identical terms and the same guarantors as the October 2003 Notes. The December 2004 Notes were priced at 105% of the principal amount, reflecting an effective interest rate of approximately 6.13%. The net proceeds of the offering were approximately $208.3 million (including $2.0 million of advanced interest on the new notes that had accrued from November 1, 2004 to December 23, 2004), after deducting $3.7 million in commissions and other costs related to the debt issuance.

        On or after November 1, 2008, DRS may redeem, at its option, all or part of the 6 7/8% senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidating damages.

Year	Percentage
2008	103.438%
2009	102.292%
2010	101.146%
2011 and thereafter	100.000%

        Other At March 31, 2008, other obligations consisted of a mortgage on the Company's Palm Bay, Florida facility of $2.4 million (Palm Bay Mortgage), $0.8 million for certain notes payable to the former owners of DRS Mobile Environmental Systems Co. (DRS MSC Note Payable) and $1.6 mllion of debt at the Company's DRS Pivotal Power operating unit. At March 31, 2007, other obligations consisted of the Palm Bay Mortgage of $2.6 million, $0.8 million for the DRS MSC Note Payable and $1.6 mllion of debt at our DRS Pivotal Power operating unit.

        The aggregate maturities at March 31, 2008 of long-term debt for fiscal 2009, 2010, 2011, 2012 and 2013 are $5.4 million, $5.4 million, $5.3 million, $3.7 million and $108.9 million per year, respectively, and $1,498.0 million thereafter.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Supplemental Cash Flow Information

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$106,719	$116,632	$47,385	*
Income taxes paid	$58,072	$34,956	$44,891
Income tax refunds	$4,948	$34,145	$7,767
Supplemental disclosure of significant non-cash investing and financing activities:
Acquisition earn-out—Night Vision Systems, Inc.	$332	$—	$—
Acquisition earn-out—Codem Systems, Inc.	$2,638	$167	$316
Acquisition earn-out—Walkabout Computer Systems, Inc.	$—	$398	$162
Acquisition earn-out—Nytech	$—	$—	$7,140
Acquisition costs for business combinations	$—	$—	$334
Common stock issued in ESSI acquisition	$—	$—	$587,260
Contribution of fixed assets to joint venture	$429	$1,000	$—
Fixed assets vouchered but not paid	$7,864	$4,094	$—

*
Excludes the advance interest of $2.0 million that was repaid on May 1, 2005 in conjunction with the semi-annual interest payments on the senior subordinated notes (see Note 9, Debt).

11. Income Taxes

        Earnings before income taxes consist of the following:

	Years Ended March 31,
	2008	2007 (Restated)	2006
	(in thousands)
Earnings before income taxes:
Domestic earnings	$237,439	$141,750	$124,837
Foreign earnings	12,085	8,570	8,651

Total	$249,524	$150,320	$133,488

        Income taxes consist of the following:

	Years Ended March 31,
	2008	2007 (Restated)	2006
	(in thousands)
Income tax expense (benefit):
Current:
Federal	$58,445	$40,565	$24,897
State	7,104	6,080	8,963
Foreign	1,001	700	2,680

	$66,550	$47,345	$36,540

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Deferred:
Federal	$19,267	$(3,689)	$13,067
State	675	2,872	2,790
Foreign	(2,737)	220	(403)

	17,205	(597)	15,454

Total	$83,755	$46,748	$51,994

        Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007 (Restated)
	(in thousands)
Deferred tax assets:
Acquired federal net operating loss carryforwards	$5,913	$6,623
State net operating loss carryforwards	7,933	6,555
Foreign net operating loss carryforwards	3,364	3,882
Capital loss carryforwards	—	4,381
Tax credit carryforwards	1,910	1,930
Costs accrued on uncompleted contracts	30,626	35,670
Inventory capitalization	15,224	13,925
Allowance for doubtful accounts	1,198	823
Deferred compensation	29,613	41,572
Accrued liabilities	37,823	33,243
Other	5,823	5,398

Total gross deferred tax assets	139,427	154,002
Less valuation allowance	(4,141)	(15,813)

Deferred tax assets	135,286	138,189

Deferred tax liabilities:
Depreciation and amortization	19,387	16,542
Long-term contract costs	5,304	10,049
Goodwill	35,910	27,630
Intangibles	34,309	35,468
Federal impact of state benefits	2,776	2,111
Contingent convertible debt	16,599	7,693
Other	771	1,027

Deferred tax liabilities	115,056	100,520

Net deferred tax assets	$20,230	$37,669

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established a valuation allowance for a portion of its federal, state and foreign deferred tax assets at March 31, 2008 and 2007, due to the uncertainty of future earnings of certain subsidiaries of the Company and the status of applicable statutory regulations that could limit or preclude utilization of these benefits in future periods. During the fiscal year ended March 31, 2008, the valuation allowance decreased as a result of the expiration of an unused capital loss carryforwards, as well as the recognition of an improved outlook for some of our operating units. During the fiscal year ended March 31, 2007, the valuation allowance was substantially unchanged due to offsetting changes primarily attributable to a reduction in state tax rates and a change in estimates related to our realizability of deferred tax assets associated with state net operating loss carryforwards for ESSI. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2008 and 2007.

        As of March 31, 2008, the Consolidated Balance Sheet includes current deferred tax assets of $58.1 million and non-current deferred tax assets and (liabilities) of $4.2 million and $(42.1) million, respectively. As of March 31, 2007, the Consolidated Balance Sheet includes current deferred tax assets and (liabilities) of $82.7 and $(0.1) million and non-current deferred tax assets and (liabilities) of $1.6 million and $(46.5) million, respectively.

        The loss carryforwards available at March 31, 2008 include $16.9 million of U.S. federal net operating loss carry forwards and a $111.4 million of state net operating loss carryforwards, which expire between fiscal years 2009 and 2028, and $12.0 million of foreign losses, of which the majority will carryforward indefinitely. All of the Company's remaining U.S. federal net operating loss carryforwards as of March 31, 2008 were acquired in connection with the NAI Technologies (in 1999) and WalkAbout acquisitions, and approximately $16.9 million, $6.6 million and $10.4 million of its remaining state net operating loss carryforwards were acquired in connection with the IDT, WalkAbout and ESSI acquisitions, respectively. Future utilization of these acquired net operating loss carryforwards may result in an adjustment to goodwill to the extent it reduces any related valuation allowance. The annual utilization of the NAI and WalkAbout federal net operating losses carryforwards are subject to limitation under Section 382 of the Internal Revenue Code.

        On April 1, 2007 the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $0.9 million decrease in the existing liability for unrecognized tax benefits with an increase in accrued interest payable of $5.8 million, offset by an increase in deferred tax assets of $4.9 million.

        As of April 1, 2007, after the implementation of FIN 48, the Company's liability for unrecognized tax benefits was $42.5 million, excluding liabilities for interest. If the Company were to recognize these benefits, the income tax provision would reflect a favorable impact of $5.3 million. In addition, at April 1, 2007, the liability for accrued interest relating to unrecognized tax benefits totaled $5.8 million. As of March 31, 2008, the Company's Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $29.2 million. The decrease between April 1, 2007 and March 31, 2008 was primarily due to the reduction in unrecognized tax benefits associated with the settlement of the ESSI audit with the Internal Revenue Service (IRS) discussed below, partially offset by increases in unrecognized tax benefits

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

associated with current year operations as well as additional liabilities for unrecognized tax benefits associated with our ongoing U.S., state and foreign audits.

        A Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of April 1, 2007	$42,462
Additions related to prior year positions	2,369
Reductions for tax positions of prior years	—
Additions related to current year positions	2,620
Changes resulting from settlements with taxing authorities	(18,055)
Reductions due to expiration of statute of limitations	(242)

Balance as of March 31, 2008	$29,154

        It is likely that the Company will conclude its fiscal 2002 through 2004 federal audit cycle, as well certain foreign and state audits, during the next twelve months which could result in a decrease in its unrecognized tax benefits of between $6.0 and $12.0 million. Such examinations could result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. After considering the amounts accrued as of March 31, 2008, the Company believes that the conclusion of the audits during the next twelve months will not have a material adverse impact on its results of operations, financial position or cash flows. The Company further believes that it has made adequate provisions for all significant income tax uncertainties.

        As of March 31, 2008, a summary of the tax years that remain subject to examination in the Company's major tax jurisdictions are:

United States—Federal	March 31, 2002 and forward
United States—States	March 31, 2002 and forward
Germany	December 31, 2002 and forward
United Kingdom	December 31, 2003 and forward
Canada	December 31, 2001 and forward
Canada—Provinces	December 31, 2001 and forward

        During the second quarter of fiscal 2006, the Internal Revenue Service concluded its examination of the Company's federal tax returns for the years ended March 31, 1999 through March 31, 2001. As a result of the outcome of the audit, the Company recorded a tax benefit of approximately $3.0 million in fiscal 2006. During the second quarter of fiscal 2008, the IRS concluded its examination of ESSI for the periods ended October 31, 2004, October 31, 2005 and January 31, 2006 (see note 14).

        The Company is currently under examination by the Internal Revenue Service for the years ended March 31, 2002 through March 31, 2004 and received a revenue agents report during the first quarter of 2009. The Company anticipates that this audit will be resolved during the first or second quarter of fiscal 2009.

        The U.S. enacted the American Jobs Creation Act of 2004 (the Jobs Act) in October 2004, which contains many provisions affecting corporate taxation. The Jobs Act contains a provision that eliminates the benefits of the Extraterritorial income (ETI) exclusion for export sales subsequent to 2006 and phases in a new tax deduction for income from qualified domestic

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

production activities over a transition period that began in 2005. In response to the Jobs Act, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to 9% of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The FSP requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company recognized a reduction in its fiscal years 2008, 2007 and 2006 provision for income taxes for the domestic production activities in the quarterly periods in which the Company was eligible for the deduction.

        The Jobs Act also created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside of the United States as of December 31, 2002. In accordance with the Jobs Act, the Company repatriated $14.0 million during the fourth quarter of fiscal 2006. The Company recorded an income tax charge of $1.4 million, net of the 85% dividends-received deduction in 2006 related to the repatriation, approximately $0.7 million of which was paid in 2006 through withholding of tax, and $0.7 million was paid during the first quarter of fiscal 2007. Consistent with FSP No. FAS 109-2 and APB No. 23, the Company has not provided for income taxes on its residual international unrepatriated earnings because all such earnings are expected to be indefinitely reinvested.

        We classify interest on tax deficiencies as interest expense; we include penalties associated with income taxes in our provision for income taxes. For the year ended March 31, 2008, $0.5 million of interest expense was recognized in the statement of earnings.

        A reconciliation of the expected U.S. federal income tax rate to the actual (effective) income tax rate is as follows:

	Years Ended March 31,
	2008	2007 (Restated)	2006
Expected U.S. federal income tax expense	35.0%	35.0%	35.0%
Difference between U.S. and foreign tax rates	(1.0)%	(0.6)%	—%
State income tax rate, net of federal income tax benefit	2.7%	3.6%	4.8%
Nondeductible expenses	0.9%	1.2%	1.4%
Change in valuation allowance	(2.4)%	0.2%	0.9%
Settlement of IRS audit	—%	—%	(2.2)%
Extraterritorial income exclusion	—%	(6.5)%	—%
Other	(1.6)%	(1.8)%	(0.9)%

Total	33.6%	31.1%	39.0%

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Common Stock and Share-Based Compensation Plans

Common Stock

        During fiscal years 2006, 2007 and 2008, the Board of Directors declared the following quarterly cash dividends:

Record Date	Cash Dividends Per Share	Date Paid
June 15, 2005	$0.03	June 30, 2005
September 15, 2005	$0.03	September 30, 2005
December 15, 2005	$0.03	December 30, 2005
March 15, 2006	$0.03	March 30, 2006
June 15, 2006	$0.03	June 30, 2006
September 15, 2006	$0.03	September 29, 2006
December 15, 2006	$0.03	December 29, 2006
March 15, 2007	$0.03	March 30, 2007
June 15, 2007	$0.03	June 29, 2007
September 14, 2007	$0.03	September 28, 2007
December 14, 2007	$0.03	December 31, 2007
March 14, 2008	$0.03	March 31, 2008

        On May 14, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company's common stock. The dividend is payable on June 30, 2008 to stockholders of record as of the close of business on June 13, 2008.

        On January 30, 2006, a special meeting of the Company's stockholders was held at which the Company's stockholders approved an amendment to its certificate of incorporation to increase the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares.

        On January 31, 2006, the Company issued 11,727,566 shares of DRS common stock in connection with the Company's acquisition of ESSI (see Note 3).

        As of March 31, 2008 and 2007, the authorized capital of the Company also included 2.0 million shares of preferred stock with a par value of $10 per share (no shares issued). The terms of the preferred stock were not set at March 31, 2008.

        Stock Compensation Plans    With the adoption of SFAS 123R on April 1, 2006 (see Note 1.Q.), unamortized stock compensation relating to previous grants of non-vested stock of $7.2 million was netted against additional paid-in capital, and forfeitures of non-vested stock are estimated at the date of grant and adjusted as circumstances warrant. Additionally, prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized as compensation cost for those options) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R, are not reclassified to financing activities, but rather continue to be presented as operating cash flows.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Compensation expense for all stock-based awards granted after April 1, 2006 and for all restricted stock and restricted stock unit awards granted before April 1, 2006 is recognized on a straight-line basis over the requisite service period for the entire award based upon the grant date fair value. Compensation expense for all stock option awards granted prior to, but not vested as of April 1, 2006, is recognized on a straight-line basis over the requisite service period for each remaining vesting portion of the award.

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

        For fiscal years ended March 31, 2008, 2007 and 2006, the Company recorded total share-based costs related to stock options and non-vested stock of $14.0 million, $11.1 million and $2.9 million, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Total cost of share-based payment plans	$14,041	$11,067	$2,856
Amounts capitalized in inventory	(8,525)	(4,804)	(2,856)
Amounts charged against earnings for amounts previously capitalized in inventory	6,978	4,851	2,060

Amounts charged against earnings before income tax benefit	$12,494	$11,114	$2,060

        The table below compares the "as reported" net earnings and earnings per share amounts to the pro forma amounts that the Company would have reported if it had elected to recognize compensation expense in accordance with the fair value-based method of accounting of SFAS No.123 for fiscal year 2006. For purposes of determining the pro forma effects of SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. For purposes of the pro forma table below, forfeitures were accounted for as they occurred, and no amount of stock option expense was capitalized into inventory or other assets, but instead was considered a period expense.

Year Ended March 31, 2006
Net earnings, as reported	$81,494
Add: Stock-based compensation expense included in reported net earnings, net of taxes	1,744
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of taxes	(9,466)

Pro forma net earnings	$73,772

Earnings per share:
Basic—as reported	$2.75

Basic—pro forma	$2.49

Diluted—as reported	$2.67

Diluted—pro forma	$2.42

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        On August 3, 2006, the stockholders approved the 2006 Omnibus Plan (2006 Plan), which has similar terms to that of the 1996 Plan. The 2006 Plan provides for the issuance of up to 4,000,000 shares of DRS common stock for awards, provided that each share issued under the 2006 Plan pursuant to a Full Value Award (Restricted Stock and Restricted Stock Units) shall reduce the share limit by 2 shares for every share actually issued.

        Stock Options    Unless the Compensation Committee expressly provides otherwise, options granted under both the 1996 Plan and the 2006 Plan have a contractual term of ten years and generally are not exercisable prior to one year after the date of grant, with 25% of the options granted exercisable on each of the first four anniversaries of the date of grant. On July 6, 2005, the Company granted 209,500 stock options that fully vested on March 31, 2006. In accordance with the July 6, 2005 stock option grant, recipients are required to hold any shares acquired upon exercise of the options prior to March 31, 2008 (net of any shares sold or withheld to pay the exercise price and any applicable statutory minimum federal, state and local tax requirements) for a period of one year following the date of exercise. The Compensation Committee's decision to modify the Company's traditional vesting terms for the July 6, 2005 stock option grant was made pursuant to an evaluation of the Company's overall incentive compensation strategy. As a part of the evaluation, the Compensation Committee considered the amount of compensation expense that would otherwise have been recognized in the Company's results of operations in future periods under SFAS 123R. The July 6, 2005 stock option grant had a $4.8 million impact on the Company's fiscal 2006 pro forma pre-tax compensation expense.

        During fiscal 1999, the Compensation Committee issued options to purchase 250,000 shares of DRS common stock with vesting terms similar to awards issued under the 1996 Plan at exercise prices in excess of the market price on the date of grant. During the fiscal years ended March 31, 2008 and 2007, 180,000 and 70,000 of these options were exercised, respectively.

        The stock options exercised during fiscal 2000 included 50,000 shares that are being held by the Company in "book entry" form. Book entry shares are not considered issued or outstanding and are excluded from the tables below. However, these shares are included in the Company's diluted earnings per share calculations for the fiscal years ended March 31, 2008, 2007 and 2006.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes information regarding the Company's stock option activity and amounts as of and for the fiscal years ended March 31, 2008, 2007 and 2006.

	2008				2007		2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1	2,394,314	$32.04			2,913,358	$29.08	3,348,361	$26.52
Granted	249,469	$53.67			232,412	$49.49	237,000	$50.53
Exercised	(466,742)	$22.73			(575,152)	$22.46	(563,620)	$22.29
Cancelled	(24,623)	$33.97			(176,304)	$37.04	(108,383)	$32.29

Outstanding at March 31	2,152,418	$36.54	6.01	$46,783,313	2,394,314	$32.04	2,913,358	$29.08

Vested and expected to vest at March 31(1)	2,140,126	$36.47	6.00	$46,681,962

Exercisable at March 31	1,643,028	$32.81	5.30	$41,855,328	1,779,829	$29.64	1,945,915	$26.99

(1)
Represents outstanding options reduced by expected forfeitures.

        The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS's closing stock price on the last trading day of the fourth quarter (March 31, 2008) and the exercise price, multiplied by the number of in-the-money stock options for each category.

        The total intrinsic values of stock options exercised, based on the difference between DRS's stock price at the time of exercise and the related exercise price during the fiscal years ended March 31, 2008, 2007 and 2006 was $15.2 million, $16.1 million and $15.4 million, respectively. Total compensation cost related to stock options was $5.5 million and $6.3 million for the fiscal years ended March 31, 2008 and 2007, respectively. At March 31, 2008, unrecognized compensation costs related to stock options was $7.3 million ($4.7 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.3 years.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Information regarding all options outstanding at March 31, 2008 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$7.00–$27.00	340,581	$18.55	3.77	340,581	$18.55
$27.01–$32.00	259,780	$28.55	5.82	255,655	$28.56
$32.01–$33.00	275,300	$32.08	4.60	275,300	$32.08
$33.01–$37.00	218,864	$34.12	3.85	217,864	$34.12
$37.01–$44.00	410,800	$37.35	6.45	293,112	$37.38
$44.01–$51.00	402,624	$49.73	7.87	240,516	$49.85
$51.01 and over	244,469	$54.24	9.06	20,000	$53.56

Total	2,152,418			1,643,028

        Cash received from stock option exercises for the years ended March 31, 2008, 2007 and 2006 was $10.6 million, $12.9 million and $12.5 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $6.0 million, $5.6 million and $5.5 million for the years ended March 31, 2008, 2007 and 2006, respectively.

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

  •
  Expected Dividend Yield  Expected dividend yield is based on DRS's expected dividend payments.

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	Years Ended March 31,
	2008	2007	2006
Expected holding period (in years)	5.50	5.63	6.25
Expected volatility	33.61%	38.91%	42.16%
Expected dividend yield	0.22%	0.24%	0.20%
Risk-free interest rate	4.93%	4.94%	4.04%
Weighted-average fair value of options granted	$20.99	$21.44	$23.51

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

        Compensation cost for non-vested stock for the fiscal years ended March 31, 2008, 2007 and 2006 was $8.5 million, $4.8 million and $2.9 million, respectively. As of March 31, 2008, total unrecognized compensation costs related to non-vested stock awards was $16.5 million, and that amount is expected to be recognized over a weighted average remaining period of 1.9 years.

        The following table details the activity in non-vested stock awards for the fiscal year ended March 31, 2008.

	Year Ended March 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—Balance at March 31, 2007	362,396	$49.86
Granted	288,378	$54.27
Vested	(2,000)	$27.79
Forfeited/cancelled	(45,899)	$51.41

Nonvested—Balance at March 31, 2008	602,875	$51.94

13. Pensions and Other Employee Benefits

        The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in the plans vary, and benefits generally are based on the participant's compensation and years of service, as defined in the respective plan. The Company's funding policy generally is to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereunder. Plan assets are invested primarily in U.S. government and U.S. government-sponsored entity instruments, stocks, bonds and real estate.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Pensions and Other Employee Benefits (Continued)

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

        The Company also maintains certain non-contributory and unfunded supplemental retirement plans. Eligibility for participation in the supplemental retirement plans is limited and benefits generally are based on the participant's compensation and/or years of service.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R" (SFAS 158), which requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the Company's Consolidated Balance Sheet. SFAS 158 requires recognition of the actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as a component of accumulated other comprehensive earnings, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158, effective at the end of its fiscal year ended March 31, 2007. The additional minimum pension liability and related intangible assets have been derecognized upon the adoption of SFAS 158. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for DRS in the fiscal year beginning April 1, 2008.

        On June 29, 2007, the Company approved and adopted an amendment to one of its defined benefit pension plans to cease the accrual of future benefits effective September 30, 2007. All retirement benefits earned by employees enrolled in the plan as of September 30, 2007 are fully preserved. Such employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the defined benefit pension plan was accounted for as a plan curtailment, and, as a result, the Company recorded a gain of $11.7 million during the second quarter of fiscal 2008. In addition, approximately 8% of the partcipants of one of the Company's postretirement plans were terminated during fiscal 2008, which resulted in a $0.4 million curtailment gain during the year.

        The following tables provide certain information regarding the Company's pension, postretirement and supplemental retirement plans. The Company utilizes a December 31

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Pensions and Other Employee Benefits (Continued)

measurement date to calculate its end of year (March 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Supplemental Retirement Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$254,005	$119,123	$25,197	$18,773	$24,204	$21,636
Addition of ESSI plans acquired after measurement date	—	131,794	—	7,900	—	3,498
Service cost	6,591	7,353	478	584	584	572
Interest cost	14,415	12,983	1,331	1,280	1,440	1,272
Plan participants' contributions	130	127	592	589	—	—
Actuarial gain	(9,437)	(10,254)	(2,967)	(2,219)	(752)	(2,381)
Benefits paid	(11,376)	(8,999)	(1,534)	(1,546)	(740)	(393)
Change in plan provisions	—	119	—	(178)	—	—
Curtailment	(11,719)	—	(351)	—	—	—
Exchange rate differences and other	958	1,759	188	14	—	—

Benefit obligation at end of year	243,567	254,005	22,934	25,197	24,736	24,204

Change in plan assets:
Fair value of plan assets at beginning of year	197,857	91,658	4,821	4,041	—	—
Fair value of plan assets assumed through acquisition of ESSI	—	89,125	—	—	—	—
Actual return on plan assets	17,439	18,297	207	200	—	—
Plan participants' contributions	130	127	591	590	—	—
Employer contributions	15,170	6,617	1,384	1,536	740	393
Benefits paid	(11,376)	(8,999)	(1,534)	(1,546)	(740)	(393)
Exchange rate differences and other	776	1,032	—	—	—	—

Fair value of plan assets at end of year	219,996	197,857	5,469	4,821	—	—

Contributions between measurement date and year end	4,734	3,033	287	365	262	225

Funded status of the plans at year end	$(18,837)	$(53,115)	$(17,178)	$(20,011)	$(24,474)	$(23,979)

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The amounts recognized in the Consolidated Balance Sheet, as of March 31, 2008 and 2007 consist of:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Non-current assets(1)	$760	$65	$—	$—	$—	$—
Current liabilities(1)	—	—	(1,211)	(1,265)	(298)	(724)
Non-current liabilities(1)	(19,597)	(53,180)	(15,967)	(18,746)	(24,176)	(23,255)
Accumulated other comprehensive (loss) income	(3,710)	7,007	(1,995)	764	6,786	8,478

Net amount recognized	$(22,547)	$(46,108)	$(19,173)	$(19,247)	$(17,688)	$(15,501)

(1)
The sum of the amounts recognized as of March 31, for the defined benefit pension plans, postretirement benefit plans and supplemental retirement plans, represents the funded status of the plans.

        Amounts recognized in accumulated other comprehensive earnings (before taxes) at March 31, 2008 and 2007 consist of:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Prior service cost	$173	$186	$(130)	$(154)	$5,553	$6,330
Net loss	(3,883)	6,821	(3,260)	(436)	1,233	2,148
Transition obligation	—	—	1,395	1,354	—	—

Accumulated other comprehensive (losses) earnings	$(3,710)	$7,007	$(1,995)	$764	$6,786	$8,478

        The aggregate accumulated benefit obligation (ABO) for the Company's pension plans combined was $250.7 million and $247.9 million at March 31, 2008 and 2007, respectively. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Projected benefit obligation	$183,336	$196,256
Accumulated benefit obligation	$178,185	$178,890
Fair value of plan assets	$140,393	$125,227

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The following weighted average actuarial assumptions were used to determine the benefit obligation and funded status of the plans:

	Funded Defined Benefit Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	2008	2007	2008	2007	2008	2007
Rate assumptions
Discount rate	6.25%	5.85%	6.10%	5.75%	6.35%	5.90%
Increase in future compensation levels	3.90%	3.85%	—	—	4.15%	4.10%

        The following table summarizes the components of net periodic benefit cost for the Company's pension, postretirement and supplemental retirement plans.

	Funded Defined Benefit Pension Plans			Postretirement Benefit Plans			Unfunded Supplemental Retirement Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$6,591	$7,353	$3,958	$478	$584	$598	$584	$572	$544
Interest cost	14,415	12,983	6,007	1,331	1,280	965	1,440	1,272	1,116
Expected return on plan assets	(16,334)	(14,008)	(7,056)	(250)	(225)	(167)	—	—	—
Amortization of unrecognized actuarial loss (gain)	321	617	165	(153)	(36)	(11)	165	188	167
Transition obligation	—	—	—	127	114	110	—	—	—
Amortization of unrecognized prior-service cost	13	5	5	(24)	(24)	—	777	777	777
Curtailment gain	(11,719)	—	—	(351)	—	—	—	—	—

Net periodic (income) expense	$(6,713)	$6,950	$3,079	$1,158	$1,693	$1,495	$2,966	$2,809	$2,604

        The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive earnings for the Company's pension, postretirement and supplemental retirement benefit plans for the year ended March 31, 2008:

	Funded Defined Benefit Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	(in thousands)
Prior service credit for the period	$(10,538)	$(2,925)	$(717)
Transition obligation	(320)	153	(232)
Amortization of net (loss) gain	141	140	(743)
Amortization of prior service cost	—	(127)	—

Total recognized in other comprehensive earnings	$(10,717)	$(2,759)	$(1,692)

Total recognized in net periodic benefit cost and other comprehensive (loss) earnings	$(17,584)	$(1,715)	$1,273

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the amounts expected to be amortized from accumulated other comprehensive earnings and recognized as components of net periodic benefit costs during fiscal 2009:

	Funded Defined Benefit Pension Plans	Postretirement Benefit Plans	Unfunded Supplemental Retirement Plans
	(in thousands)
Prior service cost	$13	$(24)	$777
Net actuarial (losses)/gains	(177)	(202)	15
Transition obligation	—	127	—

	$(164)	$(99)	$792

        The following weighted average actuarial assumptions were used to determine the net periodic cost of the plans:

	Funded Defined Benefit Pension Plans			Postretirement Benefit Plans			Unfunded Supplemental Retirement Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Rate assumptions
Discount rate	5.90%	5.50%	5.65%	5.80%	5.50%	5.65%	5.90%	5.50%	5.80%
Expected long-term return on plan assets	8.10%	8.15%	8.05%	7.25%	7.25%	7.25%	—	—	—
Increase in future compensation levels	3.90%	3.80%	3.85%	—	—	—	4.15%	4.10%	4.05%

        The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined, based on expectations regarding future rates of return for the plans' investment portfolio with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

        The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 9.5% in fiscal 2009 and is assumed to gradually decrease to a rate of 4.8% in fiscal 2013 and thereafter. Assumed healthcare cost trend rates have an effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed healthcare cost trend rates would have the effect of decreasing the annual aggregate service and interest cost by $14 thousand and the postretirement medical obligations by $199 thousand. A one percentage point increase in the assumed healthcare cost trend rate would have the effect of increasing the annual aggregate service and interest cost by $17 thousand and the postretirement medical obligations by $232 thousand.

Plan Assets

        The Company has the responsibility to formulate the investment policies and strategies for each plan's assets. The overall domestic plans' policies and strategies, which differ from plan to plan, include: maintaining the highest possible return commensurate with the level of assumed

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

risk, preserving the benefit security for the plan's participants and maintaining an appropriately funded status (inclusive of fees).

        The Company does not involve itself with the day-to-day operations and selection of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below represents all of the Company's funded pension plans' and postretirement benefit plans' weighted-average asset allocation at March 31, 2008 and 2007 by asset category:

	Asset Allocation
Asset Category	2008	2007
Equity securities	68%	59%
Debt securities	23%	23%
Other, primarily cash, cash equivalents, real estate and hedge funds	9%	18%

Total	100%	100%

        The table below presents the target allocation ranges for each major asset category for the Company's benefit plans for fiscal 2009.

Asset Category	Target Asset Allocation Range
Equity securities	39%–73%
Debt securities	15%–60%
Real estate	0%–14%
Other, primarily cash, cash equivalents and hedge funds	0%–17%

        For fiscal 2009, the Company expects to contribute $17.0 million and $1.7 million to its pension plans and postretirement plans, respectively.

        The following table presents expected pension and postretirement benefit payments:

	Pension Benefits	Postretirement Payments	Supplemental Retirement Plan Payments
	(in thousands)
2009	$12,482	$1,739	$961
2010	$12,932	$1,796	$1,022
2011	$13,432	$1,841	$1,004
2012	$14,137	$1,936	$1,067
2013	$14,699	$2,014	$1,524
Years 2014–2018	$83,113	$10,850	$8,846

        Defined Contribution Plans    The Company maintains defined contribution plans covering substantially all domestic full-time eligible employees. The Company's contributions to these plans for fiscal 2008, 2007 and 2006 amounted to $21.9 million, $22.1 million and $16.8 million, respectively.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies

        At March 31, 2008, the Company was party to various noncancellable operating leases that expire at various dates through 2021 (principally for administration, engineering and production facilities) with minimum rental payments as follows:

(in thousands)
2009	$33,755
2010	27,339
2011	19,584
2012	14,936
2013	9,393
Thereafter	17,844

Total	$122,851

        It is not certain as to whether the Company will negotiate new leases as existing leases expire. Determinations will be made as existing leases approach expiration and will be based on an assessment of the Company's capacity requirements at that time.

        Rent expense was $32.4 million, $31.5 million and $25.9 million in fiscal 2008, 2007 and 2006, respectively.

        As of March 31, 2008, $32.8 million was contingently payable under letters of credit and bank guarantees (see Note 9).

        In connection with various purchase business combinations, the Company may pay up to an aggregate of $2.9 million in contingent purchase price earn-outs in fiscal 2009, and none thereafter. Earn-outs are recorded as additional goodwill when the contingencies for such payments have been met.

        The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery and excludes purchase orders for products and services under firm government contracts for which the Company has full recourse under normal contract termination clauses. As of March 31, 2008, the Company had purchase obligations of $76.0 million and expects to satisfy $58.0 million in fiscal 2009, $10.6 million in fiscal 2010, $5.5 million in fiscal 2011, $1.3 million in fiscal 2012 and $0.6 million in fiscal 2013.

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of the Company's subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company has recorded accruals totaling $3.0 million at March 31, 2008 and 2007, for losses related to those matters it considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although at March 31, 2008, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and may perform the EE/CA itself, or negotiate directly with another potentially responsible party for the performance of the EE/CA. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. The Company believes that it has legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

        In connection with the Company's acquisition of ESSI in January 2006, the Company has been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

        In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation and was notified that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around ESSI's earnings releases in 2003 and to the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which an ESSI director was a principal at the time of the transactions. In February 2007, the SEC filed a civil injunctive action in the United States District Court for the Eastern District of Missouri, Eastern Division, against a former director, officer and consultant of ESSI, alleging that he had violated the federal securities laws by "tipping" his financial advisor and close friend by sharing material, nonpublic information regarding ESSI's financial condition shortly before certain 2003 earnings announcements. That action is scheduled for trial on December 15, 2008.

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop work order relating to ESSI's Deployable Power Generation and

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. ESSI has received no additional subpoenas or requests for information from the SEC on these subject matters since May 2006.

        In January 2006, ESSI was informed that the Office of the U.S. Attorney for the Eastern District of Missouri was initiating an investigation into ESSI's disclosure of the DPGDS stop-work order and into trading in ESSI stock by ESSI insiders, which preceded such disclosure. The U.S. Attorney's office advised ESSI that although it considered ESSI to be a subject of its investigation, ESSI was not a target. In connection with this investigation, the U.S. Attorney's office issued ESSI a subpoena requesting specified information, which ESSI has furnished. ESSI has received no additional subpoenas or requests for information from the U.S. Attorney's office on these subject matters since May 2006.

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

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial Officer and former Controller had each participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme. The pending SEC actions have been consolidated and stayed at the request of the U.S. Attorney's office pending resolution of related criminal proceedings.

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        In August 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI's former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI's Board of Directors and Compensation Committee), ESSI's former Chief Financial Officer and ESSI's former Controller relating to the alleged backdating of stock options prior to ESSI's acquisition by DRS. The complaint also contains claims against the Company as a nominal defendant and against each of the current members of the Company's Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition. The Company believes the claims made against the Company and its current Board of Directors are without merit. The U.S. Attorney's office has moved to intervene and stay the case pending resolution of the related criminal charges against the individual ESSI defendants. DRS and the DRS Directors have moved to dismiss the case on substantive and jurisdictional grounds. Those motions are pending.

        In January 2008, the Company received an inquiry from the Australian Competition and Consumer Commission (ACCC) related to one of our subsidiaries, DRS Training & Control Systems, Inc. The ACCC has requested documents and information regarding allegations of possible anticompetitive activity in violation of the Australian Trade Practices Act. In April 2008, the Company provided the documents and information requested by the ACCC. We have commenced an internal investigation involving this matter, but are currently unable to determine the timing or the impact, if any, that the matter may have on us.

        In May 2008, the Company was notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in DRS securities prior to the public announcement that Finmeccanica S.p.A. and the Company had entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire the Company for $81.00 per share in cash subject to the terms thereof. In each case, the Company was asked to provide certain documents and information. The Company was advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised the Company

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

that it was engaged in a fact gathering process and that no inference of impropriety should be inferred.

        In May 2008, a plaintiff filed a putative class action lawsuit against the Company and each of its directors in the Superior Court of the State of New Jersey, challenging the Company's proposed transaction with Finmeccanica, S.p.A. The complaint, captioned Scheidt v. DRS Technologies, Inc., et al, alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants are engaged in self-dealing in connection with the transaction, and that the Company's stockholders will be divested of a large portion of the Company's assets for inadequate consideration if the transaction is consummated. The complaint asserts a claim for breach of fiduciary duties against the individual defendants and a claim for aiding and abetting breaches of fiduciary duty against the Company. The plaintiff seeks, among other things, an order enjoining the defendants from consummating the transaction and directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company's stockholders. The Company believes that the claims asserted by the plaintiff are wholly without merit and intends to defend vigorously against the action.

15. Related-Party Transactions

        The Company currently leases a building in Oakland, New Jersey owned by LDR Realty LLC, a limited liability company that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS's current Chairman of the Board, President and Chief Executive Officer. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman's interest in LDR Realty LLC. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007. The new lease commenced May 1, 2007 with the new monthly rental commencing on June 1, 2007 of $21.8 thousand for the first year with annual increases of approximately 3% every June 1. The lease expires August 31, 2010.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company's Board of Directors is of counsel, provides legal services to DRS. The Company paid $1.3 million, $3.8 million and $2.3 million in fees to the firm during fiscal 2008, 2007 and 2006, respectively.

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

16. Operating Segments

        As discussed in Note 1.A., on October 1, 2007, the ESSIBuy operating unit, an operating unit of the Technical Services Segment, was consolidated into an operating unit of the Sustainment Systems Segment to achieve certain operating synergies. The balance sheet and operating results of ESSIBuy were reclassified for the period from April 1, 2007 through September 30, 2007. The results in the prior-year were not reclassified, as they were considered immaterial to both segments.

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        In October 2006, the Company implemented a new organizational operating structure, which realigned its three operating groups into four operating segments. The four operating segments are the Command, Control, Communications, Computers and Intelligence (C4I) Segment, the Reconnaissance, Surveillance & Target Acquisition (RSTA) Segment, the Sustainment Systems Segment and the Technical Services Segment. All other operations, primarily our Corporate Headquarters, are grouped in Other. Prior-year balances and results of operations for the C4I Group, SR Group and S3 Group have been reclassified to reflect this management reporting change.

        The C4I Segment is comprised of the following business areas: Command, Control & Communications, which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare, ship network systems; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, unmanned vehicles, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test, diagnostics and vehicle electronics; and Homeland Security, which includes integration of traditional security infrastructures into a single, comprehensive border security suite for the Department of Homeland Security.

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

methodology prescribed by U.S. government regulations for government contractors. Information about the Company's operating segments follows:

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Fiscal 2008:
Total revenues	$1,356,326	$786,394	$503,961	$686,123	$—	$3,332,804
Intersegment revenues	(21,214)	(4,729)	(8,706)	(2,771)	—	(37,420)

External revenues	$1,335,112	$781,665	$495,255	$683,352	$—	$3,295,384

Operating income (loss)	$151,142	$85,361	$71,955	$52,647	$(729)	$360,376
Total assets	$1,354,533	$496,961	$1,319,197	$968,130	$177,214	$4,316,035
Depreciation and amortization	$26,573	$13,656	$17,763	$14,632	$5,567	$78,191
Capital expenditures	$29,627	$15,129	$8,535	$12,721	$5,302	$71,314
Fiscal 2007: (Restated)
Total revenues	$1,144,775	$605,417	$448,113	$685,551	$—	$2,883,856
Intersegment revenues	(5,313)	(5,836)	(47,328)	(4,266)	—	(62,743)

External revenues	$1,139,462	$599,581	$400,785	$681,285	$—	$2,821,113

Operating income	$130,046	$31,826	$59,319	$49,169	$379	$270,739
Total assets	$1,232,321	$415,488	$1,299,714	$997,595	$243,966	$4,189,084
Depreciation and amortization	$25,100	$14,243	$18,393	$13,808	$5,119	$76,663
Capital expenditures	$24,764	$14,113	$6,131	$3,747	$7,152	$55,907
Fiscal 2006:
Total revenues	$1,125,138	$448,656	$78,775	$99,030	$—	$1,751,599
Intersegment revenues	(2,037)	(4,252)	(9,371)	(407)	—	(16,067)

External revenues	$1,123,101	$444,404	$69,404	$98,623	$—	$1,735,532

Operating income (loss)	$125,936	$54,510	$8,261	$6,833	$(2,830)	$192,710
Total assets	$1,192,823	$410,739	$1,281,229	$932,368	$201,960	$4,019,119
Depreciation and amortization	$25,827	$13,810	$2,939	$2,318	$4,091	$48,985
Capital expenditures	$18,821	$15,649	$932	$1,840	$5,952	$43,194

        Revenues by major product category is as follows:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Command, Control & Communications	$523,040	$429,328	$460,204
Power Systems	182,871	184,409	175,743
Intelligence Technologies	222,982	209,088	206,025
Tactical Systems	398,862	316,637	281,129
Homeland Security Solutions	7,357	—	—
Reconnaissance, Surveillance & Target Acquisition	781,665	599,581	444,404
Sustainment Systems	495,255	400,785	69,404
Technical Services	683,352	681,285	98,623

Total revenues	$3,295,384	$2,821,113	$1,735,532

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Revenues, total assets and long-lived assets by geographic location are presented in the table below. Revenues are attributed to countries based on the physical location of the operating unit generating the revenues. Information about the Company's operations in these geographic locations for each of the three years ended March 31, 2008 is as follows:

	United States	Canada	United Kingdom	Total
	(in thousands)
Fiscal 2008:
Revenues	$3,199,880	$74,682	$20,822	$3,295,384
Total assets	$4,190,871	$89,526	$35,638	$4,316,035
Long-lived assets	$2,996,001	$32,753	$19,286	$3,048,040
Fiscal 2007: (Restated)
Revenues	$2,735,502	$70,905	$14,706	$2,821,113
Total assets	$4,085,334	$71,797	$31,953	$4,189,084
Long-lived assets	$2,997,359	$28,909	$18,564	$3,044,832
Fiscal 2006:
Revenues	$1,676,555	$43,238	$15,739	$1,735,532
Total assets	$3,929,678	$59,730	$29,711	$4,019,119
Long-lived assets	$3,019,849	$22,696	$17,168	$3,059,713

        Export sales accounted for approximately 5%, 8% and 10% of total revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

17. Guarantor and Non-Guarantor Financial Statements

        As further discussed in Note 9, Debt, the Company has an aggregate of $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2.0% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by certain of the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2008 and 2007, the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006 for:

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet

As of March 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$65,130	$—	$31,195	$(10,074)	$86,251
Accounts receivable, net	4	549,463	24,662	—	574,129
Inventories, net	—	390,594	46,610	505	437,709
Prepaid expenses, deferred income taxes and other current assets	191,400	242,233	45,639	(351,806)	127,466
Intercompany receivables	2,105,884	—	4,834	(2,110,718)	—

Total current assets	2,362,418	1,182,290	152,940	(2,472,093)	1,225,555

Property, plant and equipment, net	16,096	224,589	14,992	—	255,677
Acquired intangibles, net	—	167,301	473	—	167,774
Goodwill	24,116	2,553,906	46,567	—	2,624,589
Deferred income taxes and other noncurrent assets	16,591	41,985	16,805	(32,941)	42,440
Investment in subsidiaries	1,143,419	36,861	44	(1,180,324)	—

Total assets	$3,562,640	$4,206,932	$231,821	$(3,685,358)	$4,316,035

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$225	$2,409	$—	$5,384
Accounts payable	11,824	312,892	33,143	—	357,859
Accrued expenses and other current liabilities	219,793	578,701	60,862	(351,806)	507,550
Intercompany payables	—	721,477	—	(721,477)	—

Total current liabilities	234,367	1,613,295	96,414	(1,073,283)	870,793

Long-term debt, excluding current installments	1,618,071	3,017	6,380	—	1,627,468
Other liabilities	26,596	116,592	23,921	(32,941)	134,168

Total liabilities	1,879,034	1,732,904	126,715	(1,106,224)	2,632,429

Total stockholders' equity	1,683,606	2,474,028	105,106	(2,579,134)	1,683,606

Total liabilities and stockholders' equity	$3,562,640	$4,206,932	$231,821	$(3,685,358)	$4,316,035

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet

As of March 31, 2007

(in thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$92,795	$—	$14,598	$(11,560)	$95,833
Accounts receivable, net	4	504,188	31,050	—	535,242
Inventories, net	—	285,033	45,735	—	330,768
Prepaid expenses, deferred income taxes and other current assets	8,547	309,955	21,120	(201,429)	138,193
Intercompany receivables	2,083,561	—	24,115	(2,107,676)	—

Total current assets	2,184,907	1,099,176	136,618	(2,320,665)	1,100,036

Property, plant and equipment, net	15,389	206,332	9,485	—	231,206
Acquired intangibles, net	—	196,488	496	—	196,984
Goodwill	24,115	2,549,258	43,269	—	2,616,642
Deferred income taxes and other noncurrent assets	196,737	2,292	7,227	(162,040)	44,216
Investment in subsidiaries	1,143,419	36,905	—	(1,180,324)	—

Total assets	$3,564,567	$4,090,451	$197,095	$(3,663,029)	$4,189,084

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$2,750	$188	$2,223	$—	$5,161
Accounts payable	11,022	253,796	32,609	—	297,427
Accrued expenses and other
current liabilities	236,548	390,799	37,903	(199,444)	465,806
Intercompany payables	—	871,857	14,814	(886,671)	—

Total current liabilities	250,320	1,516,640	87,549	(1,086,115)	768,394

Long-term debt, excluding current installments	1,771,953	3,242	7,851	—	1,783,046
Other liabilities	63,332	239,653	19,723	(164,026)	158,682

Total liabilities	2,085,605	1,759,535	115,123	(1,250,141)	2,710,122

Total stockholders' equity	1,478,962	2,330,916	81,972	(2,412,888)	1,478,962

Total liabilities and stockholders' equity	$3,564,567	$4,090,451	$197,095	$(3,663,029)	$4,189,084

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings

Year Ended March 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,006,940	$310,539	$(22,095)	$3,295,384
Cost and expenses	651	2,674,126	282,833	(22,602)	2,935,008

Operating income	(651)	332,814	27,706	507	360,376
Interest income	1,499	76	483	—	2,058
Interest and related expense	109,556	300	567	—	110,423
Other income (expense), net	1,293	(570)	(1,447)	—	(724)
Management fees	3,154	(2,981)	(173)	—	—
Royalties	2,342	(37)	(2,305)	—	—
Intercompany interest	97,931	(97,638)	(293)	—	—

Earnings before non-controlling interest and income taxes	(3,988)	231,364	23,404	507	251,287
Non-controlling interest	—	—	1,763	—	1,763

Earnings before income taxes	(3,988)	231,364	21,641	507	249,524
Income taxes	(1,660)	78,095	6,813	507	83,755
Earnings (losses) from subsidiary entities	168,097	—	—	(168,097)	—

Net earnings	$165,769	$153,269	$14,828	$(168,097)	$165,769

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Earnings

Year Ended March 31, 2007

(in thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,596,026	$244,454	$(19,367)	$2,821,113
Cost and expenses	(500)	2,344,217	226,034	(19,377)	2,550,374

Operating income	500	251,809	18,420	10	270,739
Interest income	993	117	163	—	1,273
Interest and related expense	119,046	265	601	—	119,912
Other income (expense), net	180	(1,030)	500	—	(350)
Management fees	2,705	(2,552)	(153)	—	—
Royalties	2,288	(74)	(2,214)	—	—
Intercompany interest	98,530	(98,283)	(247)	—	—

Earnings (losses) before non-controlling interest and income taxes	(13,850)	149,722	15,868	10	151,750
Non-controlling interest	—	—	1,430	—	1,430

Earnings (losses) before income taxes	(13,850)	149,722	14,438	10	150,320
Income taxes	(4,458)	46,555	4,641	10	46,748
Earnings (losses) from subsidiary entities	112,964	—	—	(112,964)	—

Net earnings	$103,572	$103,167	$9,797	$(112,964)	$103,572

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

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$131,685	$57,922	$21,854	$—	$211,461

Cash Flows from investing activities
Capital expenditures	(6,340)	(57,249)	(7,725)	—	(71,314)
Payments pursuant to business combinations, net of cash acquired	—	(5,968)	—	—	(5,968)
Dispositions of property, plant and equipment	334	103	4		441
Other, net	—	—	—	—	—

Net cash used in investing activities	(6,006)	(63,114)	(7,721)	—	(76,841)

Cash Flows from financing activities
Borrowings on revolving line of credit	415,000	—	—	—	415,000
Repayments of revolving line of credit	(415,000)	—	—	—	(415,000)
Repayments of long-term debt	(152,750)	(188)	(2,520)	—	(155,458)
Excess tax benefit realized from share-based payment arrangements	4,055	—	—	—	4,055
Dividends paid	(4,932)	—	—	—	(4,932)
Proceeds from stock option exercises	10,563	—			10,563
Other	—	200	1,225	—	1,425
Net (repayments to) borrowings from Parent company	(10,280)	5,180	3,614	1,486	—

Net cash used in financing activities	(153,344)	5,192	2,319	1,486	(144,347)
Effects of exchange rates on cash and cash equivalents	—	—	145	—	145

Net (decrease) increase in cash and cash equivalents	(27,665)	—	16,597	1,486	(9,582)
Cash and cash equivalents, beginning of year	92,795	—	14,598	(11,560)	95,833

Cash and cash equivalents, end of year	$65,130	$—	$31,195	$(10,074)	$86,251

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$122,045	$44,310	$28,880	$—	$195,235

Cash Flows from investing activities
Capital expenditures	(7,492)	(44,528)	(3,887)	—	(55,907)
Payments pursuant to business combinations, net of cash acquired	(5,169)	(11,568)	—	—	(16,737)
Other, net	2,915	(189)	—	—	2,726

Net cash used in investing activities	(9,746)	(56,285)	(3,887)	—	(69,918)

Cash Flows from financing activities
Borrowings on revolving line of credit	540,500	—	—	—	540,500
Repayments of revolving line of credit	(580,500)				(580,500)
Borrowings of long-term debt	—	—	452	—	452
Repayments of long-term debt	(2,750)	(239)	(1,730)	—	(4,719)
Excess tax benefit realized from share-based payment arrangements	4,880	—	—	—	4,880
Dividends paid	(4,962)	—	—	—	(4,962)
Proceeds from stock option exercises	12,868	—	—	—	12,868
Other	—	—	480	—	480
Net (repayments to) borrowings from Parent company	(5,445)	12,214	(14,729)	7,960	—

Net cash (used in) provided by financing activities	(35,409)	11,975	(15,527)	7,960	(31,001)
Effects of exchange rates on cash and cash equivalents	—	—	224	—	224

Net increase in cash and cash equivalents	76,890	—	9,690	7,960	94,540
Cash and cash equivalents, beginning of year	15,905	—	4,908	(19,520)	1,293

Cash and cash equivalents, end of year	$92,795	$—	$14,598	$(11,560)	$95,833

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$44,828	$106,167	$6,067	$—	$157,062

Cash Flows from investing activities
Capital expenditures	(5,953)	(34,142)	(3,099)	—	(43,194)
Payments pursuant to business combinations, net of cash acquired	(1,425,696)	—	—	—	(1,425,696)
Other, net	62	316	1,116	—	1,494

Net cash used in investing activities	(1,431,587)	(33,826)	(1,983)	—	(1,467,396)

Cash Flows from financing activities
Borrowings on revolving line of credit	279,000	—	—	—	279,000
Repayments of revolving line of credit	(315,300)				(315,300)
Borrowings of long-term debt	1,220,000	—	9,853	—	1,229,853
Return of advanced interest on senior subordinated notes	(1,986)	—	—	—	(1,986)
Debt issuance costs	(28,372)	—	—	—	(28,372)
Repayments of long-term debt	(167,461)	(324)	(23)	—	(167,808)
Dividends paid	(3,705)	—	—	—	(3,705)
Proceeds from stock option exercises	12,540	—	—	—	12,540
Net borrowings from (repayments to) parent company	107,160	(72,017)	(23,895)	(11,248)	—

Net cash provided by (used in) financing activities	1,101,876	(72,341)	(14,065)	(11,248)	1,004,222
Effects of exchange rates on cash and cash equivalents	—	—	553	—	553

Net (decrease) increase in cash and cash equivalents	(284,883)	—	(9,428)	(11,248)	(305,559)
Cash and cash equivalents, beginning of year	300,788	—	14,336	(8,272)	306,852

Cash and cash equivalents, end of year	$15,905	$—	$4,908	$(19,520)	$1,293

DRS TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Unaudited Quarterly Financial Information

        The following table sets forth unaudited quarterly financial information for fiscal 2008 and 2007:

	Fiscal Year Ended March 31, 2008
	First Quarter As Reported	Adjustment	First Quarter Restated	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per-share data)
Revenues	$735,630	$—	$735,630	$783,769	$836,610	$939,375
Operating income	$31,334	$36,844	$68,178	$92,129	$91,740	$108,329
Net earnings	$1,650	$23,554	$25,204	$43,034	$42,621	$54,910
Basic earnings per share	$0.04	$0.58	$0.62	$1.06	$1.05	$1.35
Diluted earnings per share	$0.04	$0.57	$0.61	$1.04	$1.03	$1.32

	Fiscal Year Ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter As Reported	Adjustment	Fourth Quarter Restated
	(in thousands, except per-share data)
Revenues	$630,265	$711,538	$680,361	$798,949	$—	$798,949
Operating income	$64,985	$71,888	$76,627	$94,083	$(36,844)	$57,239
Net earnings	$21,258	$25,231	$35,094	$45,477	$(23,488)	$21,989
Basic earnings per share	$0.54	$0.64	$0.88	$1.13	$(0.58)	$0.55
Diluted earnings per share	$0.52	$0.62	$0.86	$1.11	$(0.57)	$0.54

        The unaudited quarterly financial data for the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 has been restated as a result of the adjustment described in Note 2 to the consolidated financial statements.

19. Subsequent Event

        On May 12, 2008, Finmeccanica, S.p.A. and the Company announced that they signed a definitive merger agreement under which Finmeccanica will acquire 100% of DRS stock for $81.00 per share in cash. The merger agreement provides for, among other things, the merger of a subsidiary of Finmeccanica with and into the Company with the Company as the surviving corporation and becoming a wholly-owned subsidiary of Finmeccanica.

        The transaction is subject to approval by the stockholders of DRS, the receipt of regulatory approvals and other closing conditions, including review by U.S. antitrust authorities, the Committee on Foreign Investment in the United States (CFIUS) and the Defense Security Service (DSS). The transaction is expected to close in the fourth quarter of 2008.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended March 31, 2008, 2007 and 2006

Col. A	Col. B	Col. C Additions(a)			Col. D Deductions(b)				Col. E
		(1)	(2)		(1)		(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Credited to Costs and Expenses		Credited to Other Accounts— Describe		Balance at End of Period
	(in thousands)
Inventory reserve
Year ended March 31, 2008	$9,250	$4,635	$—		$3,951		$1,931	(d)	$8,003
Year ended March 31, 2007	$9,361	$3,508	$150	(c)	$1,435		$2,334	(d)	$9,250
Year ended March 31, 2006	$8,724	$3,437	$1,197	(c)	$787		$3,210	(d)	$9,361
Allowance for doubtful accounts
Year ended March 31, 2008	$1,703	$1,753	$—		$537		$100		$2,819
Year ended March 31, 2007	$1,668	$1,259	$13		$682		$555		$1,703
Year ended March 31, 2006	$2,659	$964	$—		$467		$1,488	(d)	$1,668
Other current assets—note receivable reserve
Year ended March 31, 2008	$—	$—	$—		$—		$—		$—
Year ended March 31, 2007	$1,450	$—	$—		$1,330	(f)	$120		$—
Year ended March 31, 2006	$1,116	$750	$—		$—		$416	(e)	$1,450

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2008. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

(b) Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, and carried out by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As of March 31, 2008, management has assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the aforementioned assessment, the following material weakness was identified in the Company's internal control over financial reporting:

  The Company did not design and maintain effective policies and procedures to ensure that operating unit finance personnel assessed the impact of subsequent events from the fiscal period end date to the Company's Securities and Exchange Commission financial statement filing date. The lack of effective controls over accounting for subsequent events resulted in the restatement of our fiscal 2007 consolidated financial statements to reflect a contract loss that was previously recorded in the first quarter of fiscal 2008.

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2008 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their auditors' report which is included in Item 9 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the fiscal year ended March 31, 2008 that materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

(d) Remediation of Material Weakness in Internal Control Over Financial Reporting

        The Company has engaged in, and continues to engage in substantial efforts to address the material weakness in internal control over financial reporting. Specifically, management has implemented the following measure as of the date of filing of this Form 10-K:

  •
  Subsequent to March 31, 2008 but effective for the fourth quarter of fiscal 2008, management required every operating unit to perform a subsequent events assessment that considers the financial statement impact of events occurring after the quarter-end date, but before the Company's anticipated filing date of its financial statements. In addition to re-asserting the representations made in an original representation letter (typically due 20 days after period-end), business unit management is required to pay particular attention to the accuracy of program estimates-at-completion, collectibility of billed and unbilled accounts receivable, recoverability of pre-contract costs, the carrying value or classification of assets and liabilities, and any operating irregularities.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DRS Technologies, Inc.:

        We have audited DRS Technologies, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DRS Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the accounting for subsequent events has been identified and included in management's report on internal control over financial reporting.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DRS Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows for each of the years in the three-year period ended March 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated May 30, 2008, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, DRS Technologies, Inc. has not maintained effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Short Hills, New Jersey
May 30, 2008

Item 9B.    Other Information

        None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

        The board of directors currently is composed of eleven directors, who are divided into three classes. There are three Class I directors, four Class II directors and four Class III directors. The members of one of the three classes of directors are elected each year. Directors hold office for three-year terms and until their successors are elected and qualified.

        The following section contains certain information concerning our directors.

MARK S. NEWMAN
Chairman of the Board, President and Chief Executive Officer of DRS

        Mr. Newman, age 58, became a director in 1988. Mr. Newman, who has been employed by us since 1973, was named Vice President, Finance, Chief Financial Officer and Treasurer in 1980 and Executive Vice President in 1987. In May 1994, Mr. Newman became our President and Chief Executive Officer and in August 1995, became Chairman of the Board. Mr. Newman is a director of Congoleum Corporation and EFJ, Inc. He is a director of Business Executives for National Security (BENS) and also is a member of the Board of Governors of the Aerospace Industries Association. Mr. Newman and Mr. Rosen, a director of DRS, are first cousins.

IRA ALBOM
Retired Senior Vice President, Teleflex, Inc.

        Mr. Albom, age 79, became a director in February 1997. Mr. Albom was employed from 1977 to 2003 by Teleflex, Inc., a defense and aerospace company, and he was Senior Vice President of Teleflex from 1987 until his retirement in 2003. Mr. Albom has over 40 years of operations and management experience in the defense and aerospace industry. At Teleflex, he was actively involved in leading diligence teams and negotiating terms of mergers and acquisitions, as well as negotiating major contracts for Teleflex's Defense/Aerospace Group.

GENERAL CHARLES G. BOYD, USAF (Ret.)
President and Chief Executive Officer, Business Executives for National Security (BENS)

        General Boyd, age 70, became a director in 2006. General Boyd is President and Chief Executive Officer of Business Executives for National Security (BENS) and has served in that position since May 2002. Following his retirement from active duty with the United States Air Force in August 1995, General Boyd served as the Director, 21st Century International Legislators Project for the Congressional Institute, Inc. and a strategy consultant to former Speaker of the House, Newt Gingrich. In July 1998, he was named Executive Director, U.S. Commission on National Security/21st Century (Hart-Rudman Commission). In August 2001, he was named Senior Vice President and Washington Program Director, Council on Foreign Relations, Washington, D.C. Prior to his military retirement, General Boyd was Deputy Commander in Chief, U.S. European Command (USEUCOM), Stuttgart-Vaihingen, Germany. Before assuming his position at USEUCOM, he was Vice Commander of Strategic Air Command's 8th Air Force, Director of Plans at Headquarters, U.S. Air Force, Washington, D.C., and Commander of the Air University, with headquarters at Maxwell Air Force Base, Alabama. General Boyd also is a member of the board of directors of the Nixon Center, Forterra Systems, Inc. and In-Q-Tel. He is a member of the USAF Air University Board of Visitors, is Chairman of the Board of Trustees for the Air University Foundation, and serves on the Transformation Advisory Group for U.S. Joint Forces Command, as well as the USEUCOM Senior Advisory Group.

THE HONORABLE DR. DONALD C. FRASER
Retired Professor, Boston University

        Dr. Fraser, age 67, became a director in 1993. He was the founder and Director of the Boston University Photonics Center and a Professor of Engineering and Physics at that university until he retired in January 2006. From 1991 to 1993, Dr. Fraser was the Principal Deputy Under Secretary of Defense, Acquisition, with primary responsibility for managing the Department of Defense acquisition process, including setting policy and executing programs. He served as Deputy Director of Operational Test and Evaluation for Command, Control, Communications and Intelligence from 1990 to 1991, a position which included top level management and oversight of the operational test and evaluation of all major Department of Defense communications, command and control, intelligence, electronic warfare, space and information management system programs. From 1981 to 1988, Dr. Fraser was employed as Vice President, Technical Operations at Charles Stark Draper Laboratory and from 1988 to 1990, as its Executive Vice President and Chief Operating Officer. Dr. Fraser is a director of Aurora Flight Sciences, CTC, Inc. and Photon Dynamics.

WILLIAM F. HEITMANN
Senior Vice President—Finance, Verizon Communications, Inc.

        Mr. Heitmann, age 59, became a director in February 1997. Mr. Heitmann has served as Senior Vice President—Finance of Verizon Communications, Inc. since January 2005. He has been employed by Verizon Communications, Inc. since its formation in June 2000 through the merger of Bell Atlantic Corp. and GTE Corp. He was employed by Bell Atlantic Corp. and its predecessors since 1971, serving as a Vice President from 1996 and as Treasurer from June 2000 to December 2004. Previously, he was President and Chief Investment Officer of NYNEX Asset Management Company and President of NYNEX Credit Company. Mr. Heitmann serves as Chairman of Verizon Capital Corp. and is also President, Chief Investment Officer and a member of the board of Verizon Investment Management Co. He is a member of the board of the Pension Real Estate Association, the Pension Fund Managers Advisory Committee of the NYSE and The Financial Executives Institute.

THE HONORABLE STEVEN S. HONIGMAN
Partner, Fox Horan & Camerini LLP

        Mr. Honigman, age 60, became a director in 1998. Mr. Honigman has been a partner of the law firm of Fox Horan & Camerini LLP since January 2006. He was a member of the law firm of Thelen Reid & Priest LLP from 1998 through 2005. Previously, he served as General Counsel to the Department of the Navy for five years. As chief legal officer of the Department of the Navy and the principal legal advisor to the Secretary of the Navy, Mr. Honigman was recognized as a leader in acquisition reform, procurement-related litigation and the accomplishment of national security objectives in the context of environmental compliance. He also exercised Secretariat oversight of the Naval Criminal Investigative Service and served as the Department's Designated Agency Ethics Officer and Contractor Suspension and Debarment Official. For his service, Mr. Honigman received the Department of the Navy Distinguished Public Service Award. Prior to his tenure with the Department of the Navy, he was a partner of the law firm of Miller, Singer, Raives & Brandes. Through his law firm, Mr. Honigman is the General Counsel of Harbor Wing Technologies, Inc., a company that has designed and is developing a new-technology wind-powered autonomous unmanned surface vessel for Navy, homeland security, environmental and other applications. He is a member of the board of directors of EWA Information & Infrastructure Technologies, Inc.

C. SHELTON JAMES
President, C.S. James and Associates

        Mr. James, age 68, became a director in February 1999. Mr. James is President of C.S. James and Associates, business advisors, and has served in that position since May 2000. From December 2001 to July 2002, he was CEO of Technisource, Inc., a provider of information technology staffing, outsourced solutions and computer systems. Mr. James was Chairman of the Board of Elcotel, Inc., a public communications company, until February 2000. He was President of Fundamental Management Corporation, an investment management company, from 1993 to 1998. He also was Chairman and CEO of Cyberguard Corp. from August 1998 to March 1999. Mr. James serves as a director of Concurrent Computer Corporation, Inc. and CSPI, Inc.

MARK N. KAPLAN
Of Counsel, Skadden, Arps, Slate, Meagher & Flom LLP

        Mr. Kaplan, age 78, became a director in 1986. Mr. Kaplan was a member of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1979 to 1998 and is now of counsel to the firm. Mr. Kaplan also serves as a director of American Biltrite Inc., Autobytel, Inc., Congoleum Corporation and Volt Information Sciences, Inc. He is a member of the Council on Foreign Relations, Inc. He also served as chairman and is now a member of the New York City Audit Committee. He previously served as co-chairperson of the New York City Board of Education Audit Advisory Committee. Mr. Kaplan is a Trustee of Bard College, New York Academy of Medicine, WNET/Channel 13, New Alternatives for Children and New York Hall of Science.

REAR ADMIRAL STUART F. PLATT, USN (Ret.)
Chairman, Harbor Wing Technologies, Inc.

        Admiral Platt, age 74, became a director in 1991. Since 2004, Admiral Platt has served as Chairman and CEO of Harbor Wing Technologies, Inc., a company with operations in Honolulu, Hawaii and Seattle, Washington that develops autonomous unmanned surface vessels for the U.S. Navy and other government agencies for homeland defense and surveillance missions. He is the former Chairman of The Wornick Company, a producer of combat and humanitarian rations for the Department of Defense, and served in that position from 2000 until the sale of the company in 2004. From May 1994 until 1998, he served as a Vice President of DRS and President of our Data Systems Group. Admiral Platt also served as President of our wholly-owned subsidiary, DRS Precision Echo, Inc. (now known as DRS Data & Imaging Systems, Inc.), from July 1992 to July 1998. From 1998 to 2000, he was President and Chief Executive Officer of Western Marine Electronics Company, a supplier of commercial sonar systems and underwater protection systems. Admiral Platt held various high level positions as a military officer in the Department of the Navy, retiring as Competition Advocate General of the Navy in 1987. Since 2007, he has served on the Executive Advisory Board of the William E. Simon Graduate School of Business at the University of Rochester. Admiral Platt is the author of "The Armament Tide" and "Letters from the Front Lines." Admiral Platt also is Chairman of the board of directors of Manakoa Services Corporation.

GENERAL DENNIS J. REIMER, USA (Ret.)
Chief Strategy Officer, Detica Federal, Inc.

        General Reimer, age 68, became a director in 2000. Since October 2007, General Reimer has served as Chief Strategy Officer of Detica Federal, Inc., a provider of defense, homeland security and intelligence consulting services to the U.S. government. He has been employed by Detica Federal and its predecessors since October 2005, serving as President of DeticaDFI, Inc. from April 2007 to October 2007 and, prior to that, as President of DFI International, Inc. From

April 2000 until May 2005, General Reimer served as Director of the National Memorial Institute for the Prevention of Terrorism, located in Oklahoma City, Oklahoma. General Reimer served as the 33rd Chief of Staff, U.S. Army, from June 1995 until June 1999. Prior to that, he was Commanding General of United States Army Forces Command, Fort McPherson, Georgia. From August 1999 until March 2000, General Reimer served as Distinguished Fellow of the Association of the U.S. Army. General Reimer also serves as a director of SI-International and Mutual of America.

ERIC J. ROSEN
Partner, MSD Capital, LP

        Mr. Rosen, age 47, became a director in August 1998. Since March 2005, Mr. Rosen has been a partner of MSD Capital, LP, a private investment firm that exclusively manages the capital of Michael S. Dell and his family. Mr. Rosen has responsibility for the private equity activities of MSD. Prior to his tenure at MSD, Mr. Rosen was a Managing Director of Onex Corporation, where he worked since May 1989. Previously, he worked at Kidder, Peabody & Co. in both the Mergers and Acquisitions and Merchant Banking Groups. Mr. Rosen and Mark S. Newman, the Chairman of the Board, President and Chief Executive Officer of DRS, are first cousins.

EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS OF THE REGISTRANT

MARK S. NEWMAN, age 58, is Chairman of the Board, President and Chief Executive Officer. See description above.

VICE ADMIRAL PHILLIP M. BALISLE, USN (RET.), age 60, joined the Company in 2005 as Senior Vice President, Maritime Strategic Plans and Programs and was promoted to Executive Vice President, Washington Operations, in April 2008. Prior to joining DRS, he was Commander, Naval Sea Systems Command (NAVSEA), leading a team of 46,000 men and women nationwide in four shipyards, undersea and surface warfare centers, and the headquarters in Washington, D.C. Admiral Balisle's extensive 36-year military career included numerous shipboard assignments: Commanding Officer, USS Kidd (DDG 993); Commanding Officer, USS Anzio (CG 68); Commander, Cruise-Destroyer Group THREE; and Commander, USS Abraham Lincoln Battle Group, among others. He also served in significant assignments ashore, including Commanding Officer, Naval Communications Station, U.K.; Assistant Chief of Staff, Combat Systems, Naval Surface Forces, U.S. Atlantic Fleet; Director, Theater Air Warfare N865; Vice Commander, NAVSEA; and Director, Surface Warfare on the Staff of the Chief of Naval Operations. Mr. Balisle replaced Mr. Bowman April 1, 2008, as Executive Vice President, Washington Operations.

VICE ADMIRAL MICHAEL L. BOWMAN, USN (RET.), age 64, was our Executive Vice President, Washington Operations, from June 2005 through March 2008. He served as our Senior Vice President, Washington Operations, from the time he joined us in March 2001 until June 2005. Prior to that, he served for 35 years with the U.S. Navy, including a number of assignments in the Washington, D.C. area involving Congressional relations in support of Navy and Marine Corps defense issues. Initially heading the Senate Liaison Office of the Secretary of the Navy, he later was appointed Chief of Legislative Affairs, responsible for the coordination of all Depart ment of the Navy issues in the U.S. House of Representatives and the Senate. Mr. Bowman's position as Executive, Vice President Washington Operation was taken over by Mr. Balisle on April 1, 2008. Mr. Bowman remains with the Company as Senior Vice President, Washington Operations.

NINA LASERSON DUNN, age 61, joined us as Executive Vice President, General Counsel and Secretary in July 1997. Prior to joining DRS, Ms. Dunn was a director in the corporate law department of Hannoch Weisman, a Professional Corporation, where she served as our outside legal counsel. Ms. Dunn is admitted to practice law in New York and New Jersey and is a member of the American, New York State and New Jersey State Bar Associations.

ROBERT F. MEHMEL, age 45, has been our Executive Vice President, Chief Operating Officer, since May 2006. He joined us as Executive Vice President, Business Operations and Strategy, in January 2001. Before joining DRS, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, Planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc.

RICHARD A. SCHNEIDER, age 55, joined us in 1999 as our Executive Vice President, Chief Financial Officer. He also served as our Treasurer until November 2002. He held similar positions at NAI Technologies, Inc. (NAI) and was a member of its board of directors prior to its acquisition by us in February 1999. Mr. Schneider has over 30 years of experience in corporate financial management.

CORPORATE GOVERNANCE

Code of Ethics and Code of Business Conduct

        We have adopted a Code of Ethics and a Code of Business Conduct that apply to all of our employees, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Controller and directors. Our Code of Ethics and Code of Business Conduct have been posted on our corporate website at www.drs.com under the heading "Investor Info/Corporate Governance." We will post any amendment to the codes on our web site. The board is strongly predisposed against any waivers of either code. To date, no such waiver has been granted. In the unlikely event of a waiver, such action will be posted on our web site noted above, as required under SEC rules.

Audit Committee.    The members of the Audit Committee are Messrs. Heitmann, who chairs the committee, Fraser and James. All of the members of the Audit Committee are "independent" and satisfy the NYSE requirements for audit committee members, as well as the additional independence requirements of Rule 10A-3 under the Securities Exchange Act. As a result, no member has any relationship with the Company that may interfere with the exercise of his independence from the Company and the Company's management. The board has determined that each member of the Audit Committee has the ability to read and understand fundamental financial statements. The board has determined that each of Messrs. Heitmann and James qualify as an "Audit Committee Financial Expert," as defined by the rules of the SEC.

Material Changes to Process for Recommending Director Nominees

        There were no material changes to the procedures by which security holders may recommend nominees to our board of directors, where those changes were implemented after we last provided disclosure in response to the requirements Item 407(c)(2)(iv) or (c)(3).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The rules of the Securities and Exchange Commission require that we disclose late filings of reports of stock ownership (and changes in stock ownership) by our directors and executive officers. To the best of our knowledge, all of the required filings for our directors and executive officers were made on a timely basis in fiscal 2008.

Item 11.    EXECUTIVE COMPENSATION

        Executive Compensation Committee.    The members of the Executive Compensation Committee ("Compensation Committee") are Messrs. Kaplan, who chairs the committee, Albom and Honigman, Admiral Platt and General Reimer. The board has determined that each of the members of the Compensation Committee is an independent director under the NYSE listing standards. The Compensation Committee operates under a written charter that was amended by the board on May 10, 2007, a copy of which is available on our corporate web site at www.drs.com or in print upon request. The Compensation Committee held six meetings during fiscal 2008. The report of the Compensation Committee is set forth below.

        The Compensation Committee is responsible for, among other things, reviewing and making decisions with respect to salaries, bonuses, stock-based awards and other benefits for our CEO, CFO and the three other most highly compensated executive officers (collectively, the "Named Executive Officers"), and ensuring that they are compensated in a manner consistent with our philosophy and objectives, as described in the "Compensation Discussion and Analysis." The Compensation Committee also administers our stock plans (including reviewing and approving stock option grants and other awards to executive officers), reviews and approves our goals and objectives relevant to compensation of the Named Executive Officers and considers the structure of our compensation program as it applies to all employees.

        When appropriate, the Compensation Committee recommends to the full board changes to the executive and the general compensation plans. On an annual basis, the Compensation Committee approves the compensation for the Named Executive Officers.

        The Compensation Committee is responsible in all respects for the determination and finalization of compensation matters. The Compensation Committee has retained Mercer as its compensation consultant to provide advice on matters relating to executive compensation. Mercer also assists the Compensation Committee in identifying and maintaining pay and performance information relating to a group of peer companies, as well as compensation survey information and more general market compensation practices and trends. Mercer attended four of the Compensation Committee meetings during fiscal 2008, including the executive sessions held during each of those meetings.

        In addition to considering information provided by its outside advisors, the Compensation Committee also considers recommendations from senior management in making determinations regarding the overall executive compensation program and the individual compensation of the Named Executive Officers.

Compensation Committee Interlocks and Insider Participation

        As noted above, the members of the Compensation Committee during fiscal 2008 were Messrs. Kaplan, who chairs the committee, Albom and Honigman, Admiral Platt and General Reimer. From 1994 until 1998, Admiral Platt served as an officer of the Company.

Compensation Discussion and Analysis

Our Business

        DRS is a leading supplier of defense electronics products, systems and military support services. We provide high-technology products, services and support to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, certain international military forces and industrial markets. Our goals are to continually improve our position as a leading supplier of defense electronics products and systems and to create long-term value for our stockholders. Our strategy to achieve our objectives includes:

(i) leveraging incumbent relationships; (ii) developing and expanding existing technologies; (iii) leveraging a combination of service and product capabilities to better serve customers; (iv) continuing to react quickly to the changing defense environment; (v) capitalizing on the Department of Defense's emphasis on recapitalization and modernization; (vi) pursuing strategic acquisitions; (vii) maintaining a diversified business mix; and (viii) developing and retaining highly talented management and technical employees.

        Our compensation program is designed to reward our executives for the successful execution of this strategy and for managing and integrating acquired businesses and product lines into our organization. Experience has shown that the individuals with the skills and experience necessary to manage a company that is expanding significantly through both acquisition and organic growth, to understand the technical aspects of our products and services, and to deal effectively with the defense industry, are generally employed by a small group of industry competitors. Therefore, we tend to focus on defense industry experience when attracting new executives and also look to that industry to determine competitive compensation programs and levels.

Executive Compensation Philosophy and Objectives

        Our executive compensation program is intended to attract, retain and motivate key employees critical to the success of our business. The program is intended to reward superior past performance and create incentives for future exemplary performance that will create long-term stockholder value. To achieve these objectives, our compensation program provides opportunities that are comparable to those offered by similar companies, to reward long-term strategic management and the enhancement of stockholder value and to create a performance-oriented environment.

        Our executive compensation philosophy is further designed to support our mission of creating long-term value for our stockholders and the successful execution of our goals and business strategy outlined above. We believe that our success in achieving this mission is, in large part, attributable to the performance and dedication of our employees and, in particular, to the leadership efforts of our Named Executive Officers. It is, therefore, important that the interests of our executives are aligned closely with the interests of our stockholders.

        See "Executive Compensation Committee," above, for a discussion of the Compensation Committee's responsibility for overseeing our executive compensation program and the role of outside advisors.

Setting Executive Compensation

Guiding Principles

        The Compensation Committee's intent is to provide a balanced mix of cash and equity-based compensation that it believes will align the short- and long-term interests of our executives with those of our stockholders. When the Compensation Committee considers any component of the compensation of the CEO and the other Named Executive Officers, the aggregate value and mix of all components are taken into consideration. The Compensation Committee believes that each element of compensation is important and that it is the appropriate combination of these components that enables us to appropriately compensate and retain executives.

        The Company targets compensation at the median percentile within its benchmarking group (as described below) when performance "meets expectation," and above median for superior performance. The determination of performance level is based on business performance relative to competitors and individual performance. Compensation is also intended to reflect, with respect to each individual, individual performance, applicable business unit or function performance, tenure and internal pay equity. Realized compensation from prior stock awards or other factors of wealth accumulation are not considered in setting current compensation levels.

        To enable the Company to maintain its pay-for-performance philosophy, the program is designed to deliver 60% to 80% of the target total direct compensation (base salary plus annual incentives and long-term incentives) through variable pay programs. The target compensation mix for each of our Named Executive Officers for fiscal 2008 was:

Executive	Base Salary ($)	Annual Incentive Target ($)	Long-Term Incentive Target ($)
Mark S. Newman	936,250	786,450	2,800,000
Robert F. Mehmel	504,400	363,168	900,000
Michael L. Bowman(1)	312,000	205,920	650,000
Nina Laserson Dunn	390,000	257,400	650,000
Richard A. Schneider	390,000	257,400	650,000

    (1)
    Mr. Bowman stepped down from his position as Executive Vice President, Washington Operations as of March 31, 2008 and assumed other responsibilities for the Company.

Competitive Benchmarking

        The Compensation Committee, as part of its consideration of the appropriateness of the Named Executive Officers' compensation, reviews market data of defense and industry companies of comparable size and complexity and in similar geographic areas.

        To determine fiscal 2008 executive compensation, including base salaries, annual incentive payouts (based on fiscal 2008 performance) and long-term incentive awards granted in fiscal 2008, the Compensation Committee selected the following peer group of eleven comparable companies with which DRS competes for talent, for business and for stockholder investment:

  •
  L-3 Communications Holdings, Inc.

  •
  ITT Corp.

  •
  Goodrich Corp.

  •
  Rockwell Collins, Inc.

  •
  Harris Corp.

  •
  Alliant Techsystems Inc.

  •
  Armor Holdings Inc.

  •
  Sequa Corp.

  •
  Curtiss-Wright Corp.

  •
  Moog Inc.

  •
  FLIR Systems, Inc.

        Most of these companies' revenues range between one-half to two times of the Company's. ITT and L-3 (whose revenues are greater than two times those of the Company) and FLIR (whose revenues are less than one-half those of the Company) are included because they compete with the Company for business and, together with the other peer companies, create a peer group with median revenues close to the Company's. These companies also compete with the Company for talent.

        Mercer provides the Compensation Committee with analysis of executive compensation levels and practices as disclosed in the most recently available proxy statements of the peer group companies. The proxy compensation data among the peer group is aligned to the DRS data in the following way:

  •
  DRS CEO—matched to peer group CEOs.

  •
  DRS COO—matched to peer group second highest paid executives.

  •
  DRS General Counsel—matched to a composite of the peer group's General Counsels and average of 3rd–5th highest paid executives.

  •
  DRS CFO—matched to a composite of the peer group's CFO jobs and average of 3rd–5th highest paid executives.

        Although there is no specific peer group study for the Executive Vice President of the Washington Operations, Mercer has generally informed the Compensation Committee of market levels of compensation for comparable positions.

        The peer group is reviewed annually by the Compensation Committee and updated as needed to remain appropriate for compensation benchmarking purposes. Specifically, the peer group used to determine fiscal 2008 compensation differs from the group used with respect to 2007 as follows: Aviall, Inc. was removed after its acquisition by Boeing and, as discussed above, FLIR was added to ensure an appropriately-sized peer group. (Due to the acquisition of Armor Holdings Inc. by BAE Systems Land and Armaments in July of 2007, Armor Holdings will not be in the peer group to determine fiscal 2009 compensation.)

The Role of Named Executive Officers

        As stated above, in addition to considering information provided by its outside advisors, the Compensation Committee also considers recommendations from senior management in making determinations regarding the overall executive compensation program and the individual compensation of the Named Executive Officers. Our human resources team supports the Compensation Committee and its work.

        The CEO annually reviews the performance and accomplishments of all other Named Executive Officers. He then presents his conclusions and recommendations based on these reviews for base salary levels, annual bonus target amounts, annual bonus payouts and long-term incentive awards to the Compensation Committee for its consideration.

Executive Compensation Components

        For fiscal 2008 the primary elements of compensation for our Named Executive Officers were:

  •
  base salary,

  •
  annual incentive awards,

  •
  long-term incentive awards, and

  •
  retirement and other benefits.

Salary

        The Company provides Named Executive Officers and other employees with salaries to compensate them for services rendered during the fiscal year. Salaries for our Named Executive Officers, which are generally targeted at or above the median of the peer group, are established based on the individual's job responsibilities, performance and experience, and our overall budget for merit increases, all considered in the context of the competitive environment.

        On an annual basis, the Compensation Committee reviews and approves salary adjustments for the CEO and other Named Executive Officers, taking into account a review of competitive market data, an assessment of Company performance, the advice of Mercer, recommendations of the CEO for the other Named Executive Officers, the annual performance of the CEO as assessed by the members of the Compensation Committee, pay disparity and other considerations. In addition, if an executive's position or responsibilities with the Company change during the year, which may occur through change in role or duties or due to Company growth, additional adjustments may be made.

        On May 9, 2007, the Compensation Committee approved the following salary increases in an executive session (without the presence of the CEO), effective as of April 1, 2007. These salary adjustments generally reflected increases in the overall market for personnel in the defense industry, as well as increased individual duties and performance resulting from the continued growth of the Company.

Executive	Fiscal 2007 Salary ($)	Fiscal 2008 Salary ($)	Percent Change
Mark S. Newman	875,000	936,250	7%
Robert F. Mehmel	485,000	504,400	4%
Michael L. Bowman	300,000	312,000	4%
Nina Laserson Dunn	375,000	390,000	4%
Richard A. Schneider	375,000	390,000	4%

Annual Incentive Awards

        Annual incentives for the Named Executive Officers are awarded under the amended and restated DRS Technologies, Inc. Incentive Compensation Plan (the "ICP"). The ICP was amended and approved by the stockholders in 2007 in order to continue to satisfy the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The ICP is designed to encourage performance relative to our annual operating goals and objectives. Annual bonus payouts are linked to the financial performance of DRS as a whole, individual job performance, accomplishment of the individual's specified goals and contributions to operational performance. The Compensation Committee annually reviews the ICP, as well as Mercer's analysis of peer company practices, to determine that the ICP continues to provide the appropriate level of awards and to reward appropriate behaviors and performance.

Award Opportunities

        Annual incentive opportunities for the Named Executive Officers are expressed as a percentage of salary and are targeted at the median of the peer companies. On May 17, 2007, the Compensation Committee approved fiscal 2008 minimum, target and maximum ICP awards for each Named Executive Officer (as disclosed under the column "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" in the "Grants of Plan-Based Awards in Fiscal 2008" table, below).

Performance Goals

        Maximum ICP awards for the Named Executive Officers are based on predetermined financial performance goals. In determining the actual awards earned, the overall financial performance is given a total weighting of 100% for the CEO and COO and 75% for the other Named Executive Officers. The remaining 25% of ICP opportunity for the Named Executive Officers other than the CEO and COO is determined based on individual performance relative to objective performance goals determined for each executive officer and approved by the Compensation Committee. The Compensation Committee also considers the individual's adherence to high ethical standards, as set forth in our Code of Ethics and Code of Business Conduct. The Compensation Committee has discretion to determine what portion (less than or equal to 100%) of the earned ICP award should be paid to Named Executive Officers.

        For fiscal 2008, the financial performance targets for each of the Named Executive Officers are set forth below under the heading "Payouts," in order to illustrate actual performance against such targets.

        The performance thresholds and maximums for each of the Named Executive Officers were as follows:

	Performance Relative to Plan	Percent of Target Earned
	Below 90%	0%
Threshold	90%	50%
Maximum	120% or More	200%

        The award target as a percentage of salary for each Named Executive Officer for fiscal 2008 were as follows:

Executive	Fiscal 2008 Award Target (as % of Salary)
Mark S. Newman	84%
Robert F. Mehmel	72%
Michael L. Bowman	66%
Nina Laserson Dunn	66%
Richard A. Schneider	66%

        The differences in the respective targets of the CEO, COO and other Named Executive Officers reflect their respective scopes of responsibility with respect to achievement of such targets.

        The performance measures chosen were selected as the Compensation Committee believes that they represent key financial metrics reflecting appropriate measures of Company performance.

Payouts

        Earned ICP awards are made in cash within 75 days of the end of the fiscal year, and after the Compensation Committee has determined the extent of achievement of ICP performance goals and the corresponding earned ICP awards for the Named Executive Officers.

        For fiscal 2008, the achieved performance relative to financial goals for the Named Executive Officers are as follows:

Performance Measure	Performance Weighting	Fiscal 2008 Target	Achieved Performance	ICP Payout (% of target)
Revenue	20%	$3,000,000,000	$3,295,384,000	30%
Bookings	25%	$2,750,000,000	$3,862,029,000	50%
Operating Income	30%	$323,000,000	$360,376,000	30	%(1)
Free Cash Flow	25%	$105,000,000	$140,147,000	50%
Overall Financial Performance	100%			160%

(1)
In connection with the restatement of the Company's consolidated financial statements for the fiscal year ended March 31, 2007 (see discussion in Note 2 of the company's consolidated financial statements in Item 8 of this Form 10-K), the operating income for fiscal year ended March 31, 2008 increased from $323,532,000 to $360,376,000. Nevertheless, the Committee determined that it would not be appropriate to increase the financial performance factor because of such restatement. Therefore, the 30% financial performance ICP payout for operating income is based on the original $323,532,000 operating income amount prior to restatement.

        For fiscal 2008, ICP payouts to the Named Executive Officers based on achievement of financial and individual objectives ranged from 158% to 170% of targets. (This payout range includes with respect to the Named Executive Officers other than the CEO and CFO, rewards for achievement of individual objectives that are in addition to the overall financial performance number of 160%.)

        In making its determination as to what portion of the fiscal 2008 ICP award should be paid to the CEO, the Compensation Committee considered a variety of factors, including leadership and managerial ability, execution of our business plan, overall business strategy, completion of individual performance objectives and adherence to our values, as well as a performance appraisal completed by the Compensation Committee. The Compensation Committee may reduce the ICP awards in its discretion. The Compensation Committee authorized payment to the CEO of 100% of his fiscal 2008 annual incentive bonus.

        The CEO evaluates the performance of the other Named Executive Officers and recommends to the Compensation Committee the amount of annual incentive otherwise earned that should be paid to each. The criteria used for these determinations are similar to the factors used by the Compensation Committee to determine the CEO's incentive award. Each of the other Named Executive Officers received 100% of his or her fiscal 2008 annual incentive bonus.

        Awards made to the Named Executive Officers under the ICP for performance in fiscal 2008 are reflected in the following table, as well as in the "Summary Compensation Table" below.

NEO	Target Award ($)	Financial Performance Factor (%)	Relative Weight (%)	Individual Performance Factor (%)	Relative Weight (%)	Final Performance Factor (%)	Calculated ICP Award Earned ($)	Discretionary Adjustment	Final ICP Award Earned ($)
Mark S. Newman	$786,450	160%	100%	N/A	N/A	160%	$1,258,300	0	$1,258,300
Robert F. Mehmel	$363,168	160%	100%	N/A	N/A	160%	$581,000	0	$581,000
Michael Bowman	$205,920	160%	75%	150%	25%	158%	$325,400	0	$325,400
Nina Laserson Dunn	$257,400	160%	75%	200%	25%	170%	$437,600	0	$437,600
Richard A. Schneider	$257,400	160%	75%	200%	25%	170%	$437,600	0	$437,600

        For fiscal 2009, the approved ICP financial goals are based on the same measures as fiscal 2008, i.e., consolidated revenue, bookings, operating income and free cash flow.

Long-term Incentive Awards

        Long-term incentive awards to our Named Executive Officers, as well as other key employees, are intended to increase their motivation and incentive to enhance the long-term value of the Company by enlarging their personal stake in its success. All long-term incentive awards to the Named Executive Officers are currently made in the form of stock options and restricted stock.

        Fiscal 2008 long-term incentive awards were granted under our 2006 Omnibus Plan, which was designed to give the Compensation Committee the flexibility to make incentive awards that are comparable to those found in the marketplace in which we compete for executive talent.

        For fiscal 2008, the Compensation Committee granted long-term incentive awards to the Named Executive Officers in the form of nonqualified stock options and restricted stock of approximately equal value. By using this mix of stock options and restricted stock, we are able to provide executives with a strong incentive to increase the Company's value and encourage stock ownership.

        On June 12, 2007, the Compensation Committee reviewed and approved the value of the amounts to be allocated between stock options and restricted stock granted to each Named Executive Officer. The Compensation Committee approved the awards using the following guidelines, which generally target the value of annual awards at or below the median of the peer companies. The guidelines were based on data prepared by Mercer, the CEO's recommendations for the other Named Executive Officers, an assessment of executives' performance and other budgetary considerations.

Band	Restricted Shares Value ($)	Stock Options Value ($)
CEO	$1,400,000	$1,400,000
COO	$450,000	$450,000
Other Named Executive Officers	$325,000	$325,000

        The number of stock options granted is determined using a Black-Scholes valuation as of the date of grant, and the number of restricted shares granted is determined using the closing stock price of DRS common stock at the date of grant. The long-term incentive awards made to the Named Executive Officers in fiscal 2008 are described in the "Grants of Plan-Based Awards in Fiscal 2008" table.

        With respect to fiscal years following 2008, the Compensation Committee has adopted a policy of fixing the grant date for all regular (annual) equity grants as three business days following the release of our fourth quarter earnings, and, in the case of new hires and other off-cycle grants, three business days following the next succeeding quarterly release of earnings. In light of the merger agreement between Finmeccanica and the Company, annual grants for fiscal 2009 will not be made in accordance with the policy set forth above. For fiscal 2008, annual grants were made on June 15, 2007 consistent with past practice.

Nonqualified Stock Options

        Stock options constitute a key element of our long-term incentive strategy in that stock options deliver value to the executive only when the value of DRS common stock increases. Stock options have a ten-year term and typically vest in four equal annual installments commencing on the first anniversary of the date of grant. Stock option grants are made with an exercise price equal to the closing price of DRS common stock on the date of grant (or if there is no reported sale on such date, the last preceding date on which any reported sale occurred). Under the 2006 Omnibus Plan, stock options may not be repriced. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The vesting conditions and holding requirements are intended to encourage executive share ownership. Stock options generally are granted once each year.

        For treatment of stock options upon different termination and change in control scenarios, see "Potential Payments on Termination or Change in Control," below.

Restricted Stock

        Awards of restricted stock constitute an additional key element of our long-term incentive strategy. The Compensation Committee believes that full-value stock facilitates share ownership and motivates and retains key talent. Restricted stock awards under our 2006 Omnibus Plan vest on the third anniversary of the date of grant. Restricted stock awards typically are granted annually to the Named Executive Officers. The Company also makes awards of restricted stock to retain and reward high-performing employees who are critical to the future success of the Company.

        For treatment of restricted stock upon different termination and change in control scenarios, see "Potential Payments on Termination or Change in Control," below.

Retirement and Other Benefits

        Most of our U.S.-based employees, including the Named Executive Officers, are eligible to participate in one of our 401(k) plans and our welfare plans. In addition, the Named Executive Officers and certain other employees are eligible to participate in our Supplemental Executive Retirement Plan.

401(k) Plan

        Under the 401(k) plan in which the Named Executive Officers participate, most DRS U.S.-based employees, including the Named Executive Officers, can make salary deferrals to the plan, with the right to distributions from the plan upon retirement. The Company matches employee contributions in the 401(k) Plan for employees in most facilities (including for the Named Executive Officers) at 90 cents for every dollar on deferrals of up to 6% of gross eligible wages.

Supplemental Executive Retirement Plan

        The Named Executive Officers do not participate in any Company defined benefit pension plan qualified under Section 401 of the Code.

        DRS maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain key executives, including the Named Executive Officers. Under the SERP, we will provide retirement benefits to each of these key executives, based on years of service and final average annual compensation, in accordance with the benefit class to which such executive is assigned by the Compensation Committee, as defined in the SERP. Participants may receive monthly benefits under the SERP on retirement (a) when the retirement occurs on or after the later of the date the participant attains the age of 65 or the date the participant is first credited with ten or more years of service, or (b) when the retirement occurs after attaining age 55 with ten or more years of service.

        Based on Mercer's analysis of peer company practices regarding executive retirement benefits plans and the amount of compensation provided under such plans, we believe it is appropriate to maintain the SERP to help provide competitive total compensation for key executives, including the Named Executive Officers.

        The Compensation Committee adopted a change to the SERP on November 8, 2007 in order to simplify its administration by providing that calculation of the Retirement/Savings Plan offset should generally be based on a hypothetical match contribution instead of actual data for all years of service.

        See "Pension Benefits," below, for further discussion of the SERP.

Employment and Change in Control Arrangements

        The Company maintains certain employment agreements and change in control arrangements intended, among other purposes, to help retain qualified employees, maintain a stable work environment and provide economic security to certain of our employees in the event of certain terminations of employment following a change in control. In addition, the SERP and the 2006 Omnibus Plan contain change in control provisions. Certain amendments to the employment agreements will be required to be made in 2008 for compliance with Section 409A of the Code. The Company has begun an analysis of such required changes.

        A detailed description of these arrangements and an estimate of the potential payments and benefits to the Named Executive Officers upon various termination scenarios and upon a change in control, in each case assuming the relevant event occurred on March 31, 2008, the end of fiscal 2008, are set forth in the "Estimate of Potential Payments on Termination or Change in Control as of Fiscal 2008 Year End" table.

        The merger agreement between Finmeccanica and the Company provides that the closing of the merger will constitute a "change in control" and give rise to "good reason" under the employment agreements. At the effective time of the merger, each of the Named Executive Officers other than Mr. Bowman will be entitled to a cash payment in a lump sum equal to three times the sum of (i) the executive's base salary plus (ii) the bonus earned by the executive during the immediately preceding fiscal year. It is anticipated that all of Named Executive Officers who have entered into employment agreements with the Company will remain employed with the Company following the closing of the merger. Further, the merger agreement provides that the Company will enter into new employment agreements with Mr. Newman, effective as of the closing of the merger, and with the other Named Executive Officers other than Mr. Bowman following the closing of the merger.

Perquisites

        We provide Named Executive Officers with certain limited perquisites that the Compensation Committee believes are reasonable, competitive and consistent with the objectives of the executive compensation program.

        We provide aircraft usage to our CEO (under a fractional ownership arrangement) for business use and occasionally for personal use. The CEO reimburses the Company for personal use based on the hourly rate that we are charged under our fractional ownership agreements.

Tax and Accounting Implications

Deductibility of Executive Compensation

        The Compensation Committee's general policy is, where feasible, to structure the compensation paid to the covered employees (as defined in Section 162(m) of the Code) so as to allow it to be deductible under Section 162(m) of the Code; however, the Compensation Committee retains the flexibility, where necessary to meet competitive market pressures and promote incentive and retention goals, to pay compensation which may not be so deductible.

        For fiscal 2008, all of the compensation paid to the covered employees was deductible under Section 162(m) of the Code. Because Mr. Kaplan is not an outside director pursuant to

Section 162(m) of the Code, he recuses himself from determinations of short- and long-term incentive awards to the covered employees.

Accounting for Stock-Based Compensation

        Beginning on April 1, 2006, the Company began accounting for stock-based payments, including awards granted under the 2006 Omnibus Plan, in accordance with the requirements of SFAS 123R.

EXECUTIVE COMPENSATION COMMITTEE REPORT

        The Executive Compensation Committee of the Board of Directors of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis required by Item 402(b) and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Submitted by the Executive Compensation Committee,
Mark N. Kaplan, Chairman Ira Albom Steven S. Honigman Stuart F. Platt General Dennis J. Reimer

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

        The following summary compensation table sets forth the cash and non-cash compensation paid to or earned by our Named Executive Officers for fiscal 2008 and fiscal 2007:

	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Mark S. Newman Chairman of the Board, President & Chief Executive Officer	2008 2007	936,250 875,000	905,729 667,615	1,236,166 1,158,816	1,258,300 1,073,100	332,000 2,337,000	118,905 84,515	4,787,350 6,196,046
Robert F. Mehmel Executive Vice President Chief Operating Officer	2008 2007	504,400 485,000	328,153 218,420	329,317 303,542	581,100 509,800	42,000 18,000	54,044 53,426	1,839,014 1,588,188
Michael L. Bowman Executive Vice President Washington Operations(6)	2008 2007	312,000 300,000	203,061 119,452	225,508 206,248	325,400 295,000	— —	50,408 36,679	1,116,377 957,379
Nina Laserson Dunn Executive Vice President General Counsel & Secretary	2008 2007	390,000 375,000	203,061 137,190	252,607 250,168	437,600 368,800	84,000 54,000	51,978 43,375	1,419,246 1,228,533
Richard A. Schneider Executive Vice President, Chief Financial Officer	2008 2007	390,000 375,000	203,061 137,190	252,607 250,168	437,600 368,800	63,000 72,000	62,033 55,402	1,408,301 1,258,560

(1)
Amounts represent the aggregate expense recognized for financial statement reporting purposes in fiscal 2008, in accordance with SFAS 123R for restricted stock awards ("RSAs") granted to the Named Executive Officers in the current fiscal year or in prior fiscal years (disregarding estimates of forfeitures for service-based vesting). We recognize expense ratably over the three-year vesting period for the RSAs. The following is a list of each Named Executive Officer's restricted stock awards for which expense was recognized in fiscal 2008 and the amount of such expense associated with each award:

	Mr. Newman	Mr. Mehmel	Mr. Bowman	Ms. Dunn	Mr. Schneider
Restricted Stock June 2007	$370,428	$119,065	$85,991	$85,991	$85,991
Restricted Stock June 2006	$317,240	$125,219	$75,135	$75,135	$75,135
Restricted Stock July 2005	$218,061	$83,869	$41,935	$41,935	$41,935

	$905,729	$328,153	$203,061	$203,061	$203,061

(2)
Amounts represent the aggregate expense recognized for financial statement reporting purposes with respect to fiscal 2008 in accordance with SFAS 123R for stock options granted to the Named Executive Officers in the current fiscal year or in prior fiscal years (disregarding estimates of forfeitures for service-based vesting). The following is a list of each Named Executive Officer's stock options for which expense was recognized in fiscal 2008 and the amount of such expense:

	Mr. Newman	Mr. Mehmel	Mr. Bowman	Ms. Dunn	Mr. Schneider
Stock Option June 2007	$282,051	$90,659	$65,473	$65,473	$65,473
Stock Option June 2006	$259,679	$102,499	$61,501	$61,501	$61,501
Stock Option November 2004	$388,636	$80,966	$70,440	$70,440	$70,440
Stock Option January 2004	$305,800	$55,193	$28,094	$55,193	$55,193

	$1,236,166	$329,317	$225,508	$252,607	$252,607

  SFAS 123R expense for the stock options is based on the fair value of the options on the date of grant using the Black-Scholes option-pricing model. The assumptions used in determining the fair value of the options are set forth in Note 12 to our consolidated financial statements contained in this Annual Report, and in corresponding notes to consolidated financial statements contained in earlier Annual Reports.

(3)
Annual bonuses for performance in fiscal 2008 (and paid in fiscal 2009) under the ICP are based on performance over a one-year period. See the "Compensation Discussion and Analysis" and "Grants of Plan-Based Awards in Fiscal 2008" table for further details.

(4)
For information regarding pension benefits generally, see "Pension Benefits Table for Fiscal 2008" below.

(5)
The following table describes each component of the "All Other Compensation" column in the "Summary Compensation Table" for Fiscal 2008 above:

	Matching Contribution to Employee Savings Plan ($)	Supplemental Insurance ($)(a)	Medical Insurance Benefits ($)(b)	Personal Use of Auto ($)	Other ($)		Total ($)
Mark S. Newman	12,218	41,369	14,170	39,278	11,870	(c)(d)	118,905
Robert F. Mehmel	12,218	4,313	13,615	23,898	—		54,044
Michael L. Bowman	12,218	2,442	11,670	24,078	—		50,408
Nina Laserson Dunn	12,218	12,980	9,224	17,556	—		51,978
Richard A. Schneider	12,218	15,797	13,615	20,404	—		62,034

    (a)
    Includes executive life, accidental death and dismemberment and/or disability insurance premiums.

    (b)
    Includes payments of executives' medical premiums and contributions to medical reimbursement plans for reimbursement of executives' medical and hospital expenses not covered under our group medical and hospitalization plans.

    (c)
    Primarily represents personal tax consulting fees.

    (d)
    Mr. Newman reimburses the Company for personal use of the Company's fractional ownership aircraft based on the hourly rate that the Company is charged under our fractional ownership agreements. Therefore, no amounts for personal use of the airplane are included above.

(6)
Mr. Bowman stepped down from his position as Executive Vice President, Washington Operations, as of March 31, 2008, and assumed other responsibilities for the Company.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

        The following table provides information concerning grants of plan-based awards made to each of the Named Executive Officers in fiscal 2008:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Stock Awards: Number of Shares of Stock (2)	Option Awards: Number of Underlying Options (3)
							Exercise or Base Price of Option Awards $(4)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)				Grant Date Fair Value of Stock and Option Awards $(5)
Mark S. Newman	6/15/2007 6/15/2007	393,225	786,450	1,572,900	25,782	58,200	54.30	1,421,244 1,399,963
Robert F. Mehmel	6/15/2007 6/15/2007	181,584	363,168	726,336	8,287	18,707	54.30	456,825 449,984
Michael L. Bowman	6/15/2007 6/15/2007	102,960	205,920	411,840	5,985	13,510	54.30	329,914 324,986
Nina Laserson Dunn	6/15/2007 6/15/2007	128,700	257,400	514,800	5,985	13,510	54.30	329,914 324,986
Richard A. Schneider	6/15/2007 6/15/2007	128,700	257,400	514,800	5,985	13,510	54.30	329,914 324,986

(1)
This reflects the threshold, target and maximum awards under the DRS Technologies, Inc. Incentive Compensation Plan. For actual amounts paid, see the "Non-Equity Incentive Compensation" column of the "Summary Compensation Table" for Fiscal 2008.

(2)
Shows the number of shares of restricted stock granted in fiscal 2008.

(3)
Shows the number of options awarded in fiscal 2008.

(4)
Stock options were granted at $54.30 using the closing price of DRS common stock on the date of grant, pursuant to the provisions of the 2006 Omnibus Plan.

(5)
The grant date fair value of each equity award granted in fiscal 2008 is computed in accordance with SFAS 123R (even if not yet vested). Stock options granted on June 15, 2007 each had a grant-date fair value (computed in accordance with SFAS 123R) of $24.42 per share. The assumptions used in determining the fair value of the options are set forth in Note 12 to our consolidated financial statements contained in this Annual Report. The grant date fair value of restricted shares is calculated using $54.30 per share, which was the closing price of DRS common stock on the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR END

        The following table provides information concerning the current holdings of stock option and stock awards for each of the Named Executive Officers as of the end of fiscal 2008.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)(3)	Market Value of Shares of Stock That Have Not Vested
Mark S. Newman	11/24/00 11/16/01 11/06/02 01/22/04 11/04/04 07/06/05 06/16/06 06/15/07	90,000 90,000 90,000 123,000 72,000 55,000 10,889	24,000 32,669 58,200	13.50 33.96 32.08 28.53 37.29 50.23 49.91 54.30	11/23/10 11/15/11 11/05/12 01/21/14 11/03/14 07/05/15 06/15/16 06/14/17	13,000 19,034 25,782	757,640 1,109,302 1,502,575
Robert F. Mehmel	01/08/01 11/16/01 11/06/02 01/22/04 11/04/04 07/06/05 06/16/06 06/15/07	50,000 30,000 35,000 22,200 15,000 21,500 4,298	5,000 12,895 18,707	13.50 33.96 32.08 28.53 37.29 50.23 49.91 54.30	01/07/11 11/15/11 11/05/12 01/21/14 11/03/14 07/05/15 06/15/16 06/14/17	5,000 7,513 8,287	291,400 437,858 482,966
Michael L. Bowman	01/22/04 11/04/04 07/06/05 06/16/06 06/15/07	2,825 12,500	4,350 7,737 13,510	28.53 37.29 50.23 49.91 54.30	01/21/14 11/03/14 07/05/15 06/15/16 06/14/17	2,500 4,508 5,985	145,700 262,726 348,806
Nina Laserson Dunn	11/06/02 01/22/04 11/04/04 07/06/05 06/16/06 06/15/07	30,000 22,200 13,050 12,500 2,579	4,350 7,737 13,510	32.08 28.53 37.29 50.23 49.91 54.30	11/05/12 01/21/14 11/03/14 07/05/15 06/15/16 06/14/17	2,500 4,508 5,985	145,700 262,726 348,806
Richard A. Schneider	11/16/01 11/06/02 01/22/04 11/04/04 07/06/05 06/16/06 06/15/07	30,000 30,000 13,000 13,050 12,500 2,579	4,350 7,737 13,510	33.96 32.08 28.53 37.29 50.23 49.91 54.30	11/05/11 11/05/12 01/21/14 11/03/14 07/05/15 06/15/16 06/14/17	2,500 4,508 5,985	145,700 262,726 348,806

(1)
Options granted on July 6, 2005 have a 10-year term and became fully vested on March 31, 2006. Recipients are required to hold any shares acquired upon exercise of such options prior to March 31, 2008 (net of any shares sold or withheld to pay the exercise price and any applicable statutory minimum federal, state and local tax requirements) for a period of one year following exercise. All other stock options have a 10-year term and vest in four equal annual installments commencing on the first anniversary of the grant date, provided the executive is employed by the Company on the applicable vesting date.

(2)
In connection with the merger agreement between Finmeccanica and the Company, each unvested option and restricted stock award outstanding at the effective time of the merger will be converted into the right to receive, in the case of options, an amount equal to the number of shares of the Company's common stock subject to the option multiplied by the excess of $81.00 over the exercise price per share of common stock subject to the option and, in the case of restricted stock, an amount equal to the number of shares of the Company's Common Stock subject to the restricted stock award multiplied by $81.00, in all cases less required withholding taxes. See, "Employment and Change in Control Arrangements" within Item 11, Executive Compensation, Compensation Discussion and Analysis for additional information related to the merger.

(3)
Awards of restricted stock vest on the third anniversary of the grant date, provided the executive is then employed by the Company.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2008

        The following table provides information concerning (i) exercises of stock options during fiscal 2008, including the number of shares acquired upon exercise and the value realized, and (ii) the number of shares acquired upon the vesting of stock awards during fiscal 2008 and the value realized, for each of the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise #(1)	Value Realized on Exercise $(2)	Number of Shares Acquired on Vesting #(3)	Value Realized on Vesting $
Mark S. Newman	190,000	8,251,864	—	—
Robert F. Mehmel	—	—	—	—
Michael L. Bowman	6,929	124,194	—	—
Nina Laserson Dunn	15,000	394,748	—	—
Richard A. Schneider	9,200	290,322	—	—

(1)
These shares were acquired upon exercise of stock options. The options vested over four years.

(2)
Value realized is the difference between the market price of underlying securities on the date of exercise and the exercise price.

(3)
No restricted stock vested during fiscal 2008.

PENSION BENEFITS

        The Named Executive Officers are not eligible to participate in any qualified defined benefit plan. However, the Named Executive Officers and certain other key employees are eligible to participate in a nonqualified supplemental defined benefit plan (the Supplemental Executive Retirement Plan, or SERP, discussed in the "Compensation Discussion and Analysis" above).

        Under the SERP, participants may receive monthly benefits on the date the participant attains age 65 and is credited with 10 or more years of service or, if later, following a participant's retirement. The SERP also provides for a reduced early retirement benefit beginning at age 55, so long as the participant has 10 or more years of credited service. See "Pension Benefits Table for Fiscal 2008" footnote (3) below.

        For Mr. Newman, monthly benefits are calculated by multiplying his final average annual compensation by a percentage equal to the sum of 3% for each of the first 10 years of service plus 1.5% for each of the next 20 years of service and then dividing by 12. The monthly benefits for the other Named Executive Officers are calculated by multiplying their final average annual compensation by a percentage equal to the sum of 2% for each of the first 10 years of service plus 1.5% for each of the next 20 years of service and then dividing by 12. The maximum percentage by which the final average annual compensation may be multiplied is 60% for Mr. Newman and 50% for the other Named Executive Officers.

        Final average annual compensation is defined as the participant's average annual base salary over the 36-month period in which such salary is highest during the 60-month period immediately prior to retirement. For the CEO, compensation under the SERP is the sum of base salary and bonus.

        The Named Executive Officers' monthly benefit will be reduced by any amounts available as a monthly retirement benefit from the DRS Retirement/Savings Plan attributable to contributions made by the Company and by any Old-Age Insurance Benefits of the Social Security Act payable to such person.

        A retiring employee may elect to receive a reduced retirement benefit with joint and survivor rights and/or a period certain benefit.

PENSION BENEFITS TABLE FOR FISCAL 2008

        The following table provides information concerning defined benefit pension benefits for each of the Named Executive Officers as of the end of fiscal 2008. There are no qualified pension benefits.

Name	Plan Name	Years of Credited Service(1)	Present Value of Accumulated Benefit(1)(2)(3)	Payments During Fiscal Year
Mark S. Newman(4)	SERP	34.1	10,096,000	N/A
Robert F. Mehmel	SERP	6.9	94,000	N/A
Michael L. Bowman(5)	SERP	6.8	—	N/A
Nina Laserson Dunn(4)(6)	SERP	15.5	823,000	N/A
Richard A. Schneider	SERP	19.3	637,000	N/A

(1)
Determined as of March 31, 2008.

(2)
Benefits are determined using base salary for all participants other than for the CEO, as to whom benefits are determined using base salary plus bonus.

(3)
The actuarial assumptions used include: (a) a 6.35% discount rate, (b) no pre-retirement mortality, (c) post-retirement mortality based on the RP2000 combined healthy mortality table and (d) a retirement assumption equal to the latest of: (i) age 62, which is the earliest unreduced retirement age, (ii) 10 years of service or (iii) present age.

(4)
Mr. Newman, Ms. Dunn and Mr. Schneider are eligible for early retirement under the Plan. Early retirement eligibility is age 55 and 10 years of service. The benefit is reduced by 2% for each year retirement precedes age 62. In addition, a social security supplement is payable until age 62.

(5)
While Mr. Bowman has an accumulated benefit under the SERP, the offsets for benefits provided under the DRS Retirement/Savings Plan and Old-Age Insurance Benefits under the Social Security Act are greater than the present value of his pension benefit.

(6)
Ms. Dunn was granted an additional 5 years of service. The present value of accumulated benefit associated with this service is $290,000.

        For a description of the SERP, see discussion in "Compensation Discussion and Analysis" above.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Change in Control Under the SERP

        Each participant in the SERP employed by DRS immediately prior to a change in control will be vested and a single lump sum amount will be paid within 60 days of the change in control or, if later, the earliest date permitted under Section 409A of the Code, equal to the present value of the benefit payable as an immediate life annuity without reduction for early commencement.

        A change in control under the SERP occurs when any of the following occur: (i) any person becomes the beneficial owner of DRS securities, representing 20% or more of voting power; (ii) board members already in place cease to constitute a majority of the number of directors then serving; (iii) there is a merger or consolidation of DRS (or any subsidiary) with any other corporation, where directors previously serving cease to constitute the majority; and (iv) our stockholders approve a plan of complete liquidation, dissolution or sale of all or nearly all of our assets, where directors immediately prior cease to represent the majority of the board. However, a change in control under the SERP will not occur by virtue of the consummation of any transaction(s) immediately following which the stockholders of DRS immediately prior to such transaction(s) continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of DRS immediately following such transaction(s). For purposes of the above, (A)"person" has the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d), except that such term shall not include (i) DRS or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of DRS or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of DRS in substantially the same proportions as their ownership of stock of DRS and (B)"Affiliate" has the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

        A participant in the SERP is also eligible to designate a beneficiary for a death benefit under the SERP. The death benefit, with respect to a participant who was a participant prior to April 1, 2004, will be a lump sum amount equal to five times the final average annual compensation of the participant. The death benefit for a participant who became a participant on or after April 1, 2004 will be equal to the present value of the participant's accrued benefit under the SERP as of his or her death.

        Other terms of the SERP are described above in the "Compensation Discussion and Analysis" and the "Pension Benefits" sections.

Change in Control or Termination Under the Omnibus Plans

        The 2006 Omnibus Plan sets forth the following provisions which, in the absence of specific provisions in the award agreements, govern the treatment of awards upon termination of employment or service. Upon a participant's termination of employment for any reason other than cause, disability or death, options that are not exercisable at the time of termination will be forfeited and those that are exercisable will remain exercisable for three months following the termination date, unless the participant dies within those three months, in which case the options will expire one year after the termination date. Upon a participant's termination of employment due to disability or death, options that are not exercisable at the time of termination will be forfeited and those that are exercisable will remain exercisable for one year following the termination date. Upon termination for cause, all of the participant's outstanding options will expire on the termination date. Upon a participant's termination of employment with DRS for any reason, all of such participant's unvested shares of restricted stock are forfeited to DRS, unless, if the termination is for any reason other than for cause, the Compensation Committee determines to permit the participant to retain such unvested shares. In the event of a forfeiture of shares of restricted stock, DRS will repay the participant the amount paid, if any, by the participant for such forfeited shares. The 1996 Omnibus Plan contains substantially the same provisions regarding termination.

        In the event of a change in control, unless all outstanding awards under the 2006 Omnibus Plan are converted, assumed or replaced by a successor with an award of equivalent economic value containing equivalent terms, all outstanding awards under the 2006 Omnibus Plan shall become fully and immediately transferable, vested and exercisable; and, in addition, if the outstanding awards under the 2006 Omnibus Plan are converted, assumed or replaced by a successor and a participant's employment is subsequently terminated without "cause" or by the executive for "good reason" (each as defined in the 2006 Omnibus Plan), within 24 months of the change in control, any converted, assumed or replaced options that remain subject to restrictions or unvested shall become fully and immediately transferable, vested and exercisable upon the date of such subsequent termination. The 1996 Omnibus Plan provides that upon a change in control all outstanding awards under such plan shall immediately become fully exercisable, vested and transferable.

Change in Control and Termination Payments Under the Employment Agreements

Mr. Newman

        Effective as of January 1, 2005, we entered into an amended and restated employment agreement with Mr. Newman ("Newman Employment Agreement") that provides for his employment as Chairman of the Board, President and CEO of DRS through December 2007, with automatic one-year extensions commencing on January 1, 2006, unless either party gives 90 days' notice. In addition to providing for base salary and employee benefits, including an automobile and reimbursement of all business-related automobile expenses, the Newman Employment Agreement provides for a target annual bonus equal to 84% of Mr. Newman's salary, reimbursement of certain tax and financial consulting expenses up to a maximum of $20,000 per year, and reimbursement of Mr. Newman's expenses, including reasonable legal fees up to a maximum of $20,000 incurred in connection with the negotiation of the Newman Employment Agreement and reasonable legal fees incurred in connection with any non-frivolous dispute arising under the agreement.

        If Mr. Newman's employment is terminated by us without cause or by Mr. Newman for good reason (each, as defined in the Newman Employment Agreement), he would be entitled to receive (a) a severance payment equal to the greater of (x) two or (y) the fraction, the numerator of which is the number of months remaining in the term and the denominator of which is 12, times the sum of (i) his current annual base salary plus (ii) the bonus earned by him during the fiscal year preceding the year of termination, (b) a prorated portion of his incentive bonus based on his prior year's incentive bonus, (c) continued coverage in our welfare benefit plans and perquisite plans (including use of a company-supplied automobile) for the greater of (x) two or (y) the fraction, the numerator of which is the number of months remaining in the term and the denominator of which is 12, years and (d) outplacement. If Mr. Newman's employment is terminated by us without cause or by Mr. Newman for good reason after a change in control (each, as defined in the Newman Employment Agreement), he is entitled to receive (a) a payment equal to three times the sum of (i) his current annual base salary plus (ii) the bonus earned by him during the fiscal year preceding the year of termination, (b) a prorated portion of his incentive bonus based on his prior year's incentive bonus, (c) continued coverage in our employee benefit plans for three years, and (d) outplacement services. In addition, all awards granted to Mr. Newman under the 1996 Omnibus Plan and any successor plan will vest in full and options will remain exercisable for one year following termination.

        If any payments or benefits received by Mr. Newman would be subject to the "golden parachute" excise tax under the Code, we would be required to pay him such additional amounts as may be necessary to place him in the same after-tax position as if the payments had not been subject to the excise tax. The Newman Employment Agreement also contains provisions that restrict Mr. Newman's ability to engage in any business that is competitive with the Company's business for a period of one year following his retirement or termination by us for cause or by Mr. Newman without good reason.

Other Named Executive Officers

        We have entered into employment agreements with each of Ms. Dunn, Mr. Schneider and Mr. Mehmel, each of which agreements was amended as of August 18, 2004 and, as to Mr. Schneider, which was further amended as of June 8, 2006 (such agreements, as amended, the "Employment Agreements").

        Each of the Employment Agreements has a term: Ms. Dunn's, for three years, and Mr. Schneider's and Mr. Mehmel's, for two years. In addition, the terms of the Employment Agreement are extended automatically for one additional year periods (or two additional year periods in the case of Ms. Dunn) beginning on the first anniversary of the effective date of each Employment Agreement unless at least 90 days' notice for non-extension is given by either us or the executive. Each of the Employment Agreements provides for the executive's participation in our employee benefit and incentive plans and for the reimbursement of the executive's expenses, including reasonable legal fees, incurred in connection with any non-frivolous dispute arising under the executive's Employment Agreement.

        Under these Employment Agreements, if the executive is terminated by us without cause or by the executive for good reason (each, as defined in the Employment Agreements), the executive is entitled to severance benefits, including continuation of salary for 12 months (in the case of Ms. Dunn's agreement, salary continuation is for the remaining term of the agreement but no less than 24 months), continuation of employee benefits for such period, plus payment of a pro rata portion of the bonus that would have been payable for the year of termination. If the executive's employment is terminated under the same circumstances within two years following a change in control (as defined in the Employment Agreements), the executive is entitled to a lump sum cash severance payment equal to three times the sum of (i) the executive's then-current salary plus (ii) the bonus earned by the executive for the preceding fiscal year and continued employee benefits for three years following termination of employment. Under each of the Employment Agreements, if any payments or benefits received by the executive would be subject to the "golden parachute" excise tax under the Code, we would be required to pay the executive such additional amounts as may be necessary to place the executive in the same after-tax position as if the payments had not been subject to the excise tax. Each of the Employment Agreements provides that in the event the executive's employment is terminated by us for cause or by the executive without good reason, for one year following such termination of employment the executive is not permitted to compete with DRS or to solicit, without our permission, the employment of any of our employees.

        Mr. Bowman does not have an employment agreement providing for severance. However, he is eligible under the Executive Severance Plan, which provides for severance of 2.5 times the sum of his base salary and bonus and continuation of benefits for 2 1/2 years if his employment is terminated by us without cause or by him for good reason within two years following a change in control (as defined in the Executive Severance Plan). There is a cap reducing any payments that would constitute nondeductible excess parachute payments under Section 280G of the Code, which is the highest amount payable without causing such non-deductibility. Mr. Bowman stepped down from his position as Executive Vice President, Washington Operations, as of March 31, 2008 and assumed other responsibilities for the Company.

        See the discussion under "Employment and Change in Control Arrangements" within Item 11, Executive Compensation, Compensation Discussion and Analysis, above, for additional information regarding the effect of the merger agreement between Finmeccanica and the Company on the employment arrangements of the Named Executive Officers.

ESTIMATE OF POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL
AS OF FISCAL 2008 YEAR END

        The following tables show potential payments upon termination or change in control to the Named Executive Officers, determined as if such events took place on March 31, 2008 (the last business day of the fiscal year):

Executive— Mark S. Newman	Discharge for Willful, Deliberate or Gross Misconduct	Quit Without Good Reason		Death		Termination Due to Disability		Change in Control		Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)		TWOC or QFGR Within 2 Years After Change in Control
Two Times Base Pay	—	—		—		—		—		$1,872,500		—
Two Times Bonus	—	—		—		—		—		$2,516,600		—
Two Times Benefits(1)	—	—		—		—		—		$190,311		—
One Times Base Pay for Termination Due to Disability (Less Disability Plan Payments)	—	—		—		$936,250		—		—		—
Three Months (or to end of fiscal year) for Termination Due to Death	—	—		$234,063		—		—		—		—
Three Times Base Pay	—	—		—		—		—		—		$2,808,750
Three Times Bonus	—	—		—		—		—		—		$3,774,900
Three Times Benefits	—	—		—		—		—		—		$285,466
Pro Rata Bonus(8)	—	—		—		—		—		—		—
Vesting of Equity Awards(2)	—	—		$4,378,352		—		$4,378,352		$4,378,352		—	(6)
Benefit Under SERP	—	$10,096,000	(3)	$4,370,750	(4)	$10,096,000	(3)	$16,114,000	(5)	$10,096,000	(3)	—	(6)
280G Gross-Up(7)	—	—		—		—		0		—		$0
Total:	$—	$10,096,000		$8,983,165		$11,032,250		$20,492,352		$19,053,763		$6,869,116

Executive— Robert F. Mehmel	Discharge for Willful, Deliberate or Gross Misconduct	Quit Without Good Reason		Death		Termination Due to Disability		Change in Control		Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)		TWOC or QFGR Within 2 Years After Change in Control
One Times Base Pay	—	—		—		—		—		$504,400		—
One Times Benefits(1)	—	—		—		—		—		$49,508		—
One Times Base Pay for Termination Due to Disability (Less Disability Plan Payments)	—	—		—		$504,400		—		—		—
Three Months (or to end of fiscal year) for Termination Due to Death	—	—		$126,100		—		—		—		—
Three Times Base Pay	—	—		—		—		—		—		$1,513,200
Three Times Bonus	—	—		—		—		—		—		$1,743,000
Three Times Benefits	—	—		—		—		—		—		$148,525
Pro Rata Bonus(8)	—	—		—		—		—		—		—
Vesting of Equity Awards(2)	—	—		$1,499,559		—		$1,499,559		$1,499,559		—	(6)
Benefit Under SERP	—	94,000	(3)	$2,290,333	(4)	94,000	(3)	$846,000	(5)	94,000	(3)	—	(6)
280G Gross-Up(7)	—	—		—		—		0		—		$2,060,410
Total:	—	$94,000		$3,915,992		$598,400		$2,345,559		$2,147,467		$5,465,135

Executive— Nina Laserson Dunn	Discharge for Willful, Deliberate or Gross Misconduct	Quit Without Good Reason		Death		Termination Due to Disability		Change in Control		Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)		TWOC or QFGR Within 2 Years After Change in Control
Two Times Base Pay	—	—		—		—		—		$780,000		—
Two Times Benefits(1)	—	—		—		—		—		$75,362		—
One Times Base Pay for Termination Due to Disability (Less Disability Plan Payments)	—	—		—		$390,000		—		—		—
Three Months (or to end of fiscal year) for Termination Due to Death	—	—		$97,500		—		—		—		—
Three Times Base Pay	—	—		—		—		—		—		$1,170,000
Three Times Bonus	—	—		—		—		—		—		$1,312,800
Three Times Benefits	—	—		—		—		—		—		$113,043
Pro Rata Bonus(8)	—	—		—		—		—		—		—
Vesting of Equity Awards(2)	—	—		$967,067		—		$967,067		$967,067		—	(6)
Benefit Under SERP	0	$823,000	(3)	$1,871,267	(4)	$823,000	(3)	$967,000	(5)	$823,000	(3)	—	(6)
280G Gross-Up	—	—		—		—		0		—		$0
Total:	$0	$823,000		$2,935,834		$1,213,000		$1,934,067		$2,645,429		$2,595,843

Executive— Richard A. Schneider	Discharge for Willful, Deliberate or Gross Misconduct	Quit Without Good Reason		Death		Termination Due to Disability		Change in Control		Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)		TWOC or QFGR Within 2 Years After Change in Control
One Times Base Pay	—	—		—		—		—		$390,000		—
One Times Benefits(1)	—	—		—		—		—		$57,498		—
One Times Base Pay for Termination Due to Disability (Less Disability Plan Payments)	—	—		—		$390,000		—		—		—
Three Times Base Pay	—	—		—		—		—		—		$1,170,000
Three Times Bonus	—	—		—		—		—		—		$1,312,800
Three Times Benefits	—	—		—		—		—		—		$172,495
Pro Rata Bonus(8)	—	—		—		—		—		—		—
Vesting of Equity Awards(2)	—	—		$967,067		—		$967,067		$967,067		—	(6)
Benefit Under SERP	0	637,000	(3)	$1,842,000	(4)	637,000	(3)	$1,501,000	(5)	637,000	(3)	—	(6)
280G Gross-Up(7)	—	—		—		—		0		—		$1,484,299
Total:	—	637,000	(3)	$2,809,067		$1,027,000		$2,468,067		$2,051,565		$4,139,594

Executive— Michael L. Bowman	Discharge for Willful, Deliberate or Gross Misconduct	Quit Without Good Reason	Death	Termination Due to Disability	Change in Control	Termination Without Cause (TWOC) or Quit for Good Reason (QFGR)	TWOC or QFGR Within 2 Years After Change in Control
2 1/2 Times Base Pay	—	—	—	—	—	—	$780,000
2 1/2 Times Bonus	—	—	—	—	—	—	$813,500
2 1/2 Times Benefits(1)	—	—	—	—	—	—	$99,874
Pro Rata Bonus(8)	—	—	—	—	—	—	—
Vesting of Equity Awards(2)	—	—	—	—	$967,067	$967,067	—	(6)
Benefit Under SERP(9)	0	0	0	0	0	0	0
280G Gross-Up(7)	—	—	—	—	—	—	—
Total:	—	—	—	—	$967,067	$967,067	$1,693,374

(1)
Benefits generally include group insurance benefits and executive plans as listed in Schedule A to the various agreements, except in the case of Mr. Bowman, whose benefits include only group insurance benefits and a continuation of the medical reimbursement plan.

(2)
The amount equals the sum of (i) the number of unvested shares of restricted stock held by the executive times $58.28, which was the closing price per share of DRS common stock on March 31, 2008, plus (ii) the number of unexercisable options held by the executive times the difference between $58.28 and the grant price per grant. The numbers in this row assume that equity awards are not assumed or rolled over by a successor.

(3)
This is the present value of the SERP benefit that is payable in the ordinary course (even without termination or change in control). Those with entries of 0 are not yet vested.

(4)
This amount represents, with respect to death, the death benefit under the SERP, which is defined generally as five times the final average compensation.

(5)
Each participant in the SERP employed by us immediately prior to a change in control will become vested and a single lump sum amount will be paid within 60 days of the change in control or, if later, the earliest date permitted under Section 409A of the Code, equal to the present value of the benefit payable as an immediate life annuity without reduction for early commencement. The estimated value of the benefits payable from the SERP as a result of a change in control occurring on March 31, 2008 is set forth in the applicable column.

(6)
Already vested on the change in control (see dollar amount in Change in Control column).

(7)
The 280G gross-up amount consists of the excise tax on the excess parachute amount plus federal and state income tax and excise tax on the gross-up, and also is based on a parachute that includes cash severance, continuation of benefits, outplacement value, additional SERP value, and value of vesting of stock options and restricted stock assuming a cashout.

(8)
Pro rata bonus amounts are not included because the bonuses for fiscal 2008 were fully earned as of March 31, 2008 and therefore no additional benefit is derived upon the termination or change in control events occurring on March 31, 2008.

(9)
Mr. Bowman has an accumulated benefit under the SERP, but offsets for the DRS Retirement/Savings Plan and social security benefits are greater than the present value of his pension benefit.

EQUITY COMPENSATION PLAN INFORMATION

        The table below sets forth information about shares of DRS common stock that may be issued under our equity compensation plans as of March 31, 2008.

Plan Category	No. of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
	(A)		(B)	(C)
Equity Compensation Plans Approved by Stockholders	2,152,418(a	)	36.54	3,721,942
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A	N/A

(a)
Includes 50,000 shares of common stock, the issuance and receipt of which were deferred by Mr. Newman following the exercise of certain options.

Directors' Compensation

        The Nominating/Governance Committee reviews and makes recommendations to the board regarding the form and amount of compensation for non-employee directors. In making its determination, the board also considers the advice of Mercer. Directors who are employees of DRS receive no compensation for service on the board. Each non-employee director receives an annual board cash retainer of $45,000. Each non-employee director also receives a cash fee of $2,500 for each board meeting attended. No fees are paid for meetings attended by telephone. For service on committees, non-employee directors receive the following additional annual retainers: each member of the Audit Committee receives $10,000 (the chair receives $20,000); each member of the Compensation Committee receives $5,000 (the chair receives $10,000), and each member of the Nominating/Governance Committee and each member of the Ethics Committee receives $2,500.

        In addition, under the DRS Technologies, Inc. 2006 Omnibus Plan ("2006 Omnibus Plan") approved by our stockholders in August 2006, each non-employee director receives an annual grant of non-qualified options to purchase 2,500 shares of DRS common stock on the date of the annual meeting of stockholders. Each new director receives non-qualified options to purchase 5,000 shares of DRS common stock on the date the director is elected or appointed. Options vest on the first anniversary of the date of grant. The purchase price for options granted under the 2006 Omnibus Plan is the fair market value on the date of grant. Effective as of April 5, 2007 to reflect corporate governance best practices, the 2006 Omnibus Plan was amended to define fair market value as the closing price per share on the NYSE on the date of grant (or, if there is no reported sale on such date, the closing price per share on the last preceding date on which any reported sale occurred). Prior to then, fair market value was defined as the closing price per share on the last preceding date on which shares were traded on the NYSE. The options granted to directors are subject to the terms and conditions of the 2006 Omnibus Plan or any predecessor plan.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

        The following director compensation table sets forth fees, awards and other compensation paid to or earned by our non-employee directors for fiscal 2008:

	Fees Earned or Paid in Cash(1) $	Option Awards(2) $	Total $
Ira Albom	65,000	52,263	117,263
Charles G. Boyd	57,500	52,263	109,763
Donald C. Fraser	65,000	52,263	117,263
William F. Heitmann	75,000	52,263	127,263
Steven S. Honigman	65,000	52,263	117,263
C. Shelton James	65,000	52,263	117,263
Mark N. Kaplan	65,000	52,263	117,263
Stuart F. Platt	62,500	52,263	114,763
Dennis J. Reimer	67,500	52,263	119,763
Eric J. Rosen	55,000	52,263	107,263

(1)
Consists of amounts described below.

	Director Compensation
	Basic Annual Retainer $	Supplemental Annual Retainer $	Meeting Fees $	Total $
Ira Albom	45,000	10,000	10,000	65,000
Charles G. Boyd	45,000	2,500	10,000	57,500
Donald C. Fraser	45,000	10,000	10,000	65,000
William F. Heitmann	45,000	20,000	10,000	75,000
Steven S. Honigman	45,000	10,000	10,000	65,000
C. Shelton James	45,000	10,000	10,000	65,000
Mark N. Kaplan	45,000	10,000	10,000	65,000
Stuart F. Platt	45,000	7,500	10,000	62,500
Dennis J. Reimer	45,000	12,500	10,000	67,500
Eric J. Rosen	45,000	—	10,000	55,000
(2)
Represents the equity compensation expense calculated in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which includes compensation costs recognized in fiscal 2008 for awards granted in fiscal 2008 and prior years (but disregarding estimates of forfeitures). For fiscal 2008, each director received a grant of 2,500 options on August 9, 2007. The grant date fair market value for each stock option award (determined in accordance with SFAS 123R) was $20.91 per share. We recognize expense ratably in monthly increments over the one-year vesting period. The assumptions used in determining the fair value of the options are set forth in Note 12 to our consolidated financial statements contained in this Annual Report, and in corresponding notes to consolidated financial statements contained in earlier Annual Reports. The aggregate number of option awards outstanding at fiscal 2008 year end for each director is as follows:

Aggregate Number of Options Outstanding at FY End
Ira Albom	25,000
Charles G. Boyd	7,500
Donald C. Fraser	22,500
William F. Heitmann	20,000
Steven S. Honigman	2,500
C. Shelton James	7,500
Mark N. Kaplan	25,000
Stuart F. Platt	5,000
Dennis J. Reimer	15,000
Eric J. Rosen	27,500

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows as of May 23, 2008 the number of shares of common stock beneficially owned by each director and director nominee, each executive officer and by all of our directors, nominees and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent of Class
Mark S. Newman	758,570	(b)(c)(d)(e)	1.8%
Ira Albom	27,300	(c)	*
Charles G. Boyd	6,500	(c)	*
Donald C. Fraser	26,728	(c)	*
William F. Heitmann	19,500	(c)	*
Steven S. Honigman	0	(c)	*
C. Shelton James	5,866	(c)	*
Mark N. Kaplan	31,000	(c)	*
Stuart F. Platt	13,150	(c)	*
Dennis J. Reimer	13,000	(c)	*
Eric J. Rosen	25,000	(c)	*
Robert F. Mehmel	210,696	(c)(d)	*
Phillip M. Balisle(f)	6,050	(c)(d)	*
Michael L. Bowman(g)	34,274	(c)(d)	*
Nina Laserson Dunn	87,192	(c)(d)	*
Richard A. Schneider	131,542	(b)(c)(d)	*
All directors, director nominees and executive officers as a group (16 persons)	1,396,368	(c)(d)	3.3%

*
Less than 1%.

(a)
As of May 23, 2008 there were 41,428,176 shares of common stock outstanding. Unless otherwise noted, each beneficial owner had sole voting power and investment power over the shares of common stock indicated opposite such beneficial owner's name.

(b)
Does not include 1,785 shares of common stock held by the trustee of our Retirement/Savings Plan. Mr. Newman and Mr. Schneider share the power to direct the voting of such shares with members of the administrative committee of such plan. Mr. Newman and Mr. Schneider disclaim beneficial ownership as to and of such shares.

(c)
Includes shares of common stock that might be purchased upon exercise of options that were exercisable on May 23, 2008 or within 60 days thereafter, as follows: Mr. Newman, 556,329 shares; Mr. Albom, 25,000 shares; General Boyd, 7,500; Dr. Fraser, 20,000 shares; Mr. Heitmann, 20,000 shares; Mr. Honigman, 2,500 shares; Mr. James, 7,500 shares; Mr. Kaplan, 25,000 shares; Admiral Platt, 5,000 shares; General Reimer, 15,000 shares; Mr. Rosen, 27,500 shares; Mr. Mehmel, 186,972 shares; Mr. Balisle, 6,050 shares; Mr. Bowman, 21,281 shares; Ms. Dunn, 71,285 shares; Mr. Schneider, 107,085 shares; and all directors, nominees and executive officers as a group, 1,104,002 shares.

(d)
Includes shares of restricted stock with a vesting date of June 15, 2010, as follows: Mr. Newman, 25,782 shares; Mr. Mehmel, 8,287 shares; Mr. Balisle, 2,025 shares; Mr. Bowman, 5,985 shares; Ms. Dunn, 5,985 shares; Mr. Schneider, 5,985 shares; and all directors, nominees and executive officers as a group, 54,049 shares. Restricted stock is granted in the name of the employee, who has all of the rights of a stockholder, including the right to receive cash dividends on restricted stock and the right to vote the restricted stock, subject to certain restrictions. The restricted stock shares vest three years from the date of grant.

  Includes shares of restricted stock with a vesting date of June 16, 2009, as follows: Mr. Newman, 19,034 shares; Mr. Mehmel, 7,513 shares; Mr. Balisle, 2,103 shares; Mr. Bowman, 4,508 shares; Ms. Dunn, 4,508 shares; Mr. Schneider, 4,508 shares; and all directors, nominees and executive officers as a group, 42,174 shares.

  Includes 5,000 shares of restricted stock with a vesting date of September 26, 2008 for Mr. Balisle.

  Includes shares of restricted stock with a vesting date of July 6, 2008, as follows: Mr. Newman, 13,000 shares; Mr. Mehmel 5,000 shares; Mr. Bowman 2,500 shares; Ms. Dunn 2,500 shares; Mr. Schneider 2,500 shares; and all directors, nominees and executive officers as a group, 25,500 shares.

(e)
Excludes 4,800 shares of common stock previously registered in the name of Mr. Newman as custodian for one of his daughters. These shares were reissued in the name of his daughter and Mr. Newman no longer acts as custodian. Includes 50,000 shares of common stock, the receipt of which has been deferred by Mr. Newman.

(f)
Vice Admiral Phillip M. Balisle, USN (Ret.) has been named Executive Vice President, Washington Operations as of April 1, 2008.

(g)
Mr. Bowman stepped down from his position as Executive Vice President, Washington Operations, as of March 31, 2008.

        The following table sets forth security ownership information, as of the date indicated, with respect to each holder, other than our directors, director nominees and executive officers, known by us to own beneficially more than five percent of the Company's common stock.

Name and Address of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership		Percent of Class(a)
Marsico Capital Management, LLC 1200 17th Street, Suite 1600 Denver, CO 80202	2,635,439(b	)	6.36%
FMR LLC 82 Devonshire Street Boston, MA 02109	2,862,766(c	)	6.91%

(a)
Based on shares outstanding on May 23, 2008.

(b)
As reported in Schedule 13F filed by Marsico Capital Management, LLC with the SEC on May 15, 2008.

(c)
As reported in Schedule 13F filed by FMR LLC with the SEC on May 14, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Review and Approval of Related Person Transactions

        The Nominating and Corporate Governance Committee is responsible for review, approval or ratification of "related person transactions" between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director or 5% stockholder of the Company since the beginning of the last fiscal year and their immediate family members, as defined under applicable SEC rules. The board has adopted written policies and procedures that apply to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. The board has determined that a related person does not have a direct or indirect material interest in the following categories of transactions:

  •
  compensation to executive officers approved by the Compensation Committee;

  •
  compensation to directors that is or will be reported in the Company's proxy statement pursuant to applicable SEC rules;

  •
  transactions with another company in which a related person's only relationship is as a director or beneficial owner of less than 10% of the equity of that company;

  •
  transactions with another company in which a related person's only relationship is as a limited partner with an interest of less than 10%;

  •
  transactions with another company in which a related person's only relationship is as an employee (other than as an executive officer), if the amount involved does not exceed the lesser of $1 million or 2% of that company's total annual revenue;

  •
  transactions where the rates or charges involved are determined by competitive bids;

  •
  transactions that involve rendering services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority;

  •
  banking-related services involving a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services;

  •
  transactions in which all security holders receive proportional benefits; and

  •
  transactions involving purchases of goods and services subject to usual trade terms for ordinary business travel and expense payments and otherwise in the ordinary course of business.

        The Company's General Counsel determines whether a transaction would constitute a Related Person Transaction under the above criteria and refers any such transactions to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may approve, ratify, reject or take other action with respect to the transaction in its discretion.

Related Person Transactions

        The Company currently leases a building in Oakland, New Jersey owned by LDR Realty LLC, a limited liability company that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS's current Chairman of the Board, President and Chief Executive Officer. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman's interest in LDR Realty LLC. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007. The new lease commenced May 1, 2007 with the new monthly rental commencing on June 1, 2007 of $21.8 thousand for the first year with annual increases of approximately 3% every June 1. The lease expires August 31, 2010.

        In the fourth quarter of 2007, the stepson of Mark S. Newman, our Chairman of the Board, President and CEO, commenced employment with Nemco Brokerage, Inc., a firm that has a longstanding relationship of providing insurance brokerage services to us and which receives commissions from third-party insurers based on policies it places on our behalf.

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of our board of directors is of counsel, provides legal services to us.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        KPMG LLP ("KPMG") audited our annual consolidated financial statements for fiscal 2008 and the effectiveness of our internal control over financial reporting as of March 31, 2008. In addition, KPMG reviews our interim consolidated financial statements.

        We have been advised by KPMG that KPMG are independent accountants with respect to DRS within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, and the requirements of the Public Company Accounting Oversight Board.

Disclosure of Auditor Fees

        The table below sets forth the total amount billed to us by KPMG for services performed for fiscal 2008 and fiscal 2007, and breaks down these amounts by the category of service:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$5,755,000	$174,000	$407,000	$0
2007	$6,292,000	$133,000	$347,000	$0

        Audit Fees.    Audit fees we paid to KPMG during fiscal 2008 and 2007 were for professional services for the audit of our internal control over financial reporting and the audit of our consolidated financial statements included in Form 10-K, review of the unaudited consolidated financial statements included in Forms 10-Q, and for services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements, including issuance of comfort letters and consents.

        Audit-Related Fees.    Audit-related fees paid to KPMG during fiscal 2008 and 2007 were for assurance and related services that traditionally are performed by the independent auditors, principally audits of employee benefit plans.

        Tax Fees.    Tax fees are fees we paid KPMG during fiscal 2008 and fiscal 2007 related to tax compliance and general tax consulting, tax reviews of our stock offering and acquisitions, individual expatriate tax assistance and IRS examination assistance.

        All Other Fees.    We did not engage KPMG to provide any services other than as set forth above during fiscal 2008 and fiscal 2007. During fiscal 2008 and fiscal 2007, KPMG provided to us at no cost a subscription to KPMG's online accounting research tool.

        The Audit Committee has considered all services provided by the independent auditors to us and concluded this involvement is compatible with maintaining the auditors' independence.

        The Audit Committee is responsible for appointing the Company's independent registered public accounting firm and approving the terms of the independent registered public accounting firms' services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accounting firm. This policy describes the permitted audit, audit-related, tax and other services (collectively, "Disclosure Categories") that the independent registered public accounting firm may perform. The policy requires that for each fiscal year, a description of the services ("Service List") anticipated to be performed by the independent auditors in each of the Disclosure Categories in the ensuing fiscal year be presented by the Company's CFO to the Audit Committee for approval.

        Any requests for audit, audit-related, tax and other services not covered by the Service List must be submitted to the Audit Committee by the CFO for specific pre-approval, irrespective of the amount, and work cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman updates the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted and such approvals are ratified by the full committee.

        On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year to date, as compared with the original Service List and the forecast of remaining services and fees for the fiscal year.

        All services performed by KPMG for fiscal years 2008 and 2007 were pre-approved by the Audit Committee in accordance with its policy. Services anticipated to be performed by KPMG for fiscal 2009 also have been approved in accordance with the policies and procedures of the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following are documents filed as part of this report:
	1.	Financial Statements
		See Item 8. Financial Statements and Supplementary Data	71
	2.	Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts	139

		All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(b)	Exhibits
	See Exhibits Index following the signature page hereto		180

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRS Technologies, Inc.
Dated: May 30, 2008
/s/ MARK S. NEWMAN Mark S. Newman, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. NEWMAN Mark S. Newman	Chairman of the Board, President and Chief Executive Officer	May 30, 2008
/s/ RICHARD A. SCHNEIDER Richard A. Schneider	Executive Vice President, Chief Financial Officer	May 30, 2008
/s/ IRA ALBOM Ira Albom	Director	May 30, 2008
/s/ CHARLES G. BOYD Charles G. Boyd	Director	May 30, 2008
/s/ DONALD C. FRASER Donald C. Fraser	Director	May 30, 2008
/s/ WILLIAM F. HEITMANN William F. Heitmann	Director	May 30, 2008
/s/ STEVEN S. HONIGMAN Steven S. Honigman	Director	May 30, 2008

/s/ C. SHELTON JAMES C. Shelton James	Director	May 30, 2008
/s/ MARK N. KAPLAN Mark N. Kaplan	Director	May 30, 2008
/s/ STUART F. PLATT Stuart F. Platt	Director	May 30, 2008
/s/ DENNIS J. REIMER Dennis J. Reimer	Director	May 30, 2008
/s/ ERIC J. ROSEN Eric J. Rosen	Director	May 30, 2008

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
4.1
Registration Rights Agreement, dated as of September 22, 1995, between the Company and Forum Capital Markets L.P., as initial purchaser [Registration Statement on Form S-2, File No. 33-64641, filed on November 30, 1995, Exhibit 4.3]
4.2
Registration Rights Agreement dated as of October 30, 2003, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co., Wachovia Capital Markets, LLC and Fleet Securities, Inc., as initial purchasers, relating to the Company's 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 10.2]
4.3
Registration Rights Agreement, dated as of December 23, 2004, by and among the Company, each of the Guarantors (as defined therein), and Bear, Stearns & Co. Inc., Wachovia Capital Markets, LLC and Banc of America Securities, LLC, as initial purchasers, relating to the Company's 6 7/8 Senior Subordinated Notes due 2013. [Form 10-K filed on June 14, 2005, Exhibit 4.2]
4.4
Indenture, dated as of October 30, 2003, among the Company, the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to the Company's 6 7/8% Senior Subordinated Notes due 2013 [Form 10-Q filed on November 14, 2003, Exhibit 4.1]
4.5
Form of Indenture, between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Senior Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.1]

4.6
First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $350,000,000 aggregate principal amount of 6 5/8% Senior Notes due 2016. [Form 8-K filed on February 6, 2006, Exhibit 4.1]
4.7
Form of Indenture between DRS Technologies, Inc. and The Bank of New York, as trustee, relating to Subordinated Debt Securities [Registration Statement on Form S-3 ASR, File No. 333-130926, filed on January 9, 2006, Exhibit 4.2]
4.8
First Supplemental Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $250,000,000 aggregate principal amount of 7 5/8% Senior Subordinated Notes due 2018. [Form 8-K filed February 6, 2006, Exhibit 4.2]
4.9
Indenture, dated as of January 31, 2006, among DRS Technologies, Inc., the Guarantors (as defined therein) and The Bank of New York, as trustee, relating to $300,000,000 aggregate principal amount of 2.00% Convertible Senior Notes due 2026. [Form 8-K filed February 6, 2006, Exhibit 4.3]
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
10.20	Amendment No. 2 to the DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan Effective July 6, 2005. [Form 10-K filed on June 9, 2006, Exhibit 10.20]
10.21	Amendment to DRS Technologies, Inc. Amended and Restated 1996 Omnibus Plan [Form 10-K filed on June 14, 2004, Exhibit 10.18]
10.22	Amended and Restated DRS Technologies, Inc. Supplemental Executive Retirement Plan, Effective March 31, 2005. [Form 10-K filed on June 15, 2005, Exhibit 10.27]
10.23	DRS Technologies, Inc. 2006 Omnibus Plan [Form 10-Q filed on August 9, 2006, Exhibit 10.1]
10.24	Amendment to DRS Technologies Inc. 2006 Omnibus Plan effective April 5, 2007.
10.25	Agreement and Plan of Merger Dated as of May 12, 2008 Among Finmeccanica—Societá per Azioni, Dragon Merger Sub, Inc. and DRS Technologies, Inc. [Form 8-K filed May 13, 2008, Exhibit 1.1]
*21	List of subsidiaries of the Company, as of March 31, 2008
*23.1	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Table of Contents
EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG DRS TECHNOLOGIES, INC., NYSE MARKET INDEX AND S&P AEROSPACE & DEFENSE
ASSUMES $100 INVESTED ON APRIL 1, 2003 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING MARCH 31, 2008
  Item 6. Selected Financial Data
Restatement of Financial Information
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
DRS TECHNOLOGIES INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet As of March 31, 2008 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2007 (in thousands) (Restated)
Condensed Consolidating Statements of Earnings Year Ended March 31, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Year Ended March 31, 2007 (in thousands) (Restated)
Condensed Consolidating Statements of Earnings Year Ended March 31, 2006 (in thousands)
Condensed Consolidating Statements of Cash Flows Year Ended March 31, 2008 (in thousands)
Condensed Consolidating Statements of Cash Flows Year Ended March 31, 2007 (in thousands)
Condensed Consolidating Statements of Cash Flows Year Ended March 31, 2006 (in thousands)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts Years Ended March 31, 2008, 2007 and 2006
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
CORPORATE GOVERNANCE
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  Item 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION COMMITTEE REPORT
EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008
OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR END
OPTION EXERCISES AND STOCK VESTED IN FISCAL 2008
PENSION BENEFITS
PENSION BENEFITS TABLE FOR FISCAL 2008
POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL
ESTIMATE OF POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL AS OF FISCAL 2008 YEAR END
EQUITY COMPENSATION PLAN INFORMATION
DIRECTOR COMPENSATION TABLE FOR FISCAL 2008
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX