Form 10-Q
period 2008-06-30
DRS TECHNOLOGIES INC
filed 2008-08-08
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There were 41,456,234 shares of DRS Technologies, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 4, 2008.

 DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per-share data)

(Unaudited)

	June 30, 2008	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$59,859	$86,251
Accounts receivable, net of allowance for doubtful accounts of $2,809 and $2,819 as of June 30, 2008 and March 31, 2008, respectively	547,890	574,129
Inventories, net	485,762	437,709
Prepaid expenses, deferred income taxes and other current assets	132,678	127,466

Total current assets	1,226,189	1,225,555

Property, plant and equipment, less accumulated depreciation of $232,739 and $220,986 at June 30, 2008 and March 31, 2008, respectively	259,879	255,677
Acquired intangible assets, net	160,458	167,774
Goodwill	2,622,421	2,624,589
Deferred income taxes and other noncurrent assets	43,955	42,440

Total assets	$4,312,902	$4,316,035

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings and current installments of long-term debt	$350,412	$5,384
Accounts payable	312,328	357,859
Accrued expenses and other current liabilities	516,601	507,550

Total current liabilities	1,179,341	870,793
Long-term debt, excluding current installments	1,281,473	1,627,468
Other liabilities	127,901	134,168

Total liabilities	2,588,715	2,632,429

Commitments and Contingencies
Stockholders' equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at June 30, 2008 and March 31, 2008	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; 41,440,998 and 41,373,509 shares issued at June 30, 2008 and March 31, 2008, respectively	414	414
Additional paid-in capital	1,136,663	1,129,924
Retained earnings	570,550	537,130
Accumulated other comprehensive earnings	16,560	16,138

Total stockholders' equity	1,724,187	1,683,606

Total liabilities and stockholders' equity	$4,312,902	$4,316,035

See accompanying Notes to the Consolidated Financial Statements.

 DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended June 30,
	2008	2007 (Restated)
Revenues:
Products	$721,196	$536,825
Services	230,670	198,805

Total revenues	951,866	735,630
Costs and expenses:
Products	650,855	482,126
Services	213,315	185,326
Merger-related expenses (Note 1)	11,547	—

Total costs and expenses	875,717	667,452

Operating income	76,149	68,178
Interest income	300	559
Interest and related expenses	23,471	28,710
Other expense, net	240	70

Earnings before noncontrolling interests and income taxes	52,738	39,957
Noncontrolling interests	414	493

Earnings before income taxes	52,324	39,464
Income taxes	16,919	14,260

Net earnings	$35,405	$25,204

Net earnings per share of common stock:
Basic earnings per share:	$0.87	$0.62
Diluted earnings per share:	$0.83	$0.61
Dividends per common share	$0.03	$0.03

See accompanying Notes to the Consolidated Financial Statements.

 DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007 (Restated)
Cash Flows from Operating Activities
Net earnings	$35,405	$25,204
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	19,730	18,513
Share-based compensation	3,616	2,228
Deferred income taxes	(1,581)	10,292
Inventory reserve and provision for doubtful accounts	789	202
Amortization and write-off of deferred financing fees	1,514	1,623
Other, net	(600)	(85)
Changes in assets and liabilities:
Decrease in accounts receivable	26,340	20,409
Increase in inventories	(48,625)	(23,470)
(Increase) decrease in prepaid expenses and other current assets	(2,993)	4,151
Decrease in accounts payable	(42,833)	(59,246)
Decrease in accrued expenses and other current liabilities	(14,791)	(12,723)
Increase in customer advances	24,134	14,862
Decrease in pension and postretirement benefit liabilities	(7,131)	(1,252)
Other, net	(849)	(181)

Net cash (used in) provided by operating activities	(7,875)	527
Cash Flows from Investing Activities
Capital expenditures	(19,691)	(13,893)
Disposition of property, plant and equipment	1	4

Net cash used in investing activities	(19,690)	(13,889)
Cash Flows from Financing Activities
Borrowings on revolving line of credit	115,000	90,000
Repayments of revolving line of credit	(115,000)	(90,000)
Borrowings of short-term debt	118	—
Borrowings of long-term debt	580	—
Repayments of long-term debt	(1,349)	(51,317)
Excess tax benefit realized from share-based payment arrangements	706	1,413
Proceeds from stock option exercises	2,013	2,664
Dividends paid	(1,225)	(1,213)
Other	200	3

Net cash provided by (used in) financing activities	1,043	(48,450)
Effect of exchange rates on cash and cash equivalents	130	92

Net decrease in cash and cash equivalents	(26,392)	(61,720)
Cash and cash equivalents, beginning of period	86,251	95,833

Cash and cash equivalents, end of period	$59,859	$34,113

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1. Description of Business

        DRS Technologies, Inc., its wholly-owned subsidiaries and its controlling interests (hereinafter, DRS or the Company) is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters. The Company also provides support services, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, certain foreign militaries, homeland security forces and selected government and intelligence agencies.

        On May 12, 2008, DRS announced that it had signed a definitive merger agreement under which Finmeccanica, S.p.A. (Finmeccanica) will, subject to certain conditions set forth in the merger agreement, acquire 100% of DRS stock for $81.00 per share in cash. The merger agreement provides for, among other things, the merger of a subsidiary of Finmeccanica with and into the Company with the Company as the surviving corporation and becoming a wholly-owned subsidiary of Finmeccanica.

        The transaction is subject to approval by the stockholders of DRS, the receipt of regulatory approvals and other closing conditions, including review by U.S. antitrust authorities, the Committee on Foreign Investment in the United States (CFIUS) and the Defense Security Service (DSS). The transaction is expected to close in the fourth quarter of 2008. In the three months ended June 30, 2008, the Company incurred $11.5 million in investment banking, legal and consulting expenses related to the pending merger.

2. Basis of Presentation

        The accompanying unaudited consolidated financial statements include all wholly-owned and majority-owned subsidiaries and controlling interests of DRS. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2008, the results of its operations for the three-month periods ended June 30, 2008 and 2007, and its cash flows for the three-month periods ended June 30, 2008 and 2007. The results of operations and cash flows for the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2008, which are included in the Company's filing on Form 10-K for the year ended March 31, 2008.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

2. Basis of Presentation (Continued)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, costs to complete performance on a contract, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, share-based employee compensation costs, recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, income taxes, including the valuation of deferred tax assets and liabilities, the valuation of unrecognized tax benefits, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of DRS Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2008.

        The fiscal year-end consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain fiscal 2008 amounts have been reclassified to conform to the fiscal 2009 presentation.

3. Restatement of Previously Issued Consolidated Financial Statements

        In February 2008, the Company received a comment letter from the staff of the SEC on its fiscal 2007 Form 10-K (filed on May 30, 2007) and its fiscal 2008 second quarter Form 10-Q (filed on November 9, 2007). In the initial comment letter, and in other subsequent written and telephonic communications with the staff of the SEC, information was requested regarding the timing of a $36.8 million pretax charge that was recorded in the Company's fiscal 2008 first quarter ended June 30, 2007 for the impact of a redesign on the Company's Thermal Weapon Sight II (TWS II) program. Following discussions with the staff of the SEC and review of the judgments and estimates the Company made relating to the charge, the Company concluded that the $36.8 million charge should have been recorded in the Company's fiscal 2007 fourth quarter ended March 31, 2007.

        As a result of the foregoing, the Company restated in its March 31, 2008 Form 10-K its previously filed consolidated financial statements for the year ended March 31, 2007, inclusive of the Company's fourth quarter ended March 31, 2007 and the previously issued quarterly consolidated financial statements for the three-month period ended June 30, 2007.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Restatement of Previously Issued Consolidated Financial Statements (Continued)

        The following table sets forth the effects of the restatement adjustment on the consolidated statement of earnings for the quarter ended June 30, 2007.

	Quarter Ended June 30, 2007
	As Previously Reported	Adjustment	As Restated
	(in thousands except per-share amounts)
Consolidated Statement of Earnings:
Costs and expenses—Products	$518,970	$(36,844)	$482,126
Total costs and expenses	$704,296	$(36,844)	$667,452
Operating income	$31,334	$36,844	$68,178
Earnings before noncontrolling interests and income taxes	$3,113	$36,844	$39,957
Earnings before income taxes	$2,620	$36,844	$39,464
Income taxes	$970	$13,290	$14,260
Net earnings	$1,650	$23,554	$25,204
Basic earnings per share	$0.04	$0.58	$0.62
Diluted earnings per share	$0.04	$0.57	$0.61

        The restatement adjustment did not affect the reported amounts of net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended June 30, 2007.

        As a result of the adjustment discussed above, modifications were required to previously filed footnotes: Notes 6, 10, 11, 13 and 18.

4. Income Taxes

        The provision for income taxes for the three months ended June 30, 2008 reflected an effective income tax rate of approximately 32.3%, as compared with 36.1% in the same period last year. The Company's effective tax rate decreased primarily due to a favorable settlement with the Internal Revenue Service (IRS), concerning its examination of our federal tax returns for the years ended March 31, 2002 through 2004, partially offset by an increase due to the scheduled expiration of the research & development credit.

        As a result of the audit, the Company paid approximately $5.5 million, which included interest of approximately $1.3 million, and recorded a discrete tax benefit of approximately $2.5 million, an adjustment to goodwill of approximately $2.5 million, an adjustment to additional paid in capital of $0.1 million and the remainder impacting deferred tax assets, deferred tax liabilities and income taxes payable.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Income Taxes (Continued)

        A reconciliation of the change in our unrecognized tax benefits for the three months ended June 30, 2008 follows:

Balance as of April 1, 2008	$29,154
Increase related to current year positions	$327
Decrease due to changes in prior year positions	$8,018
Decrease due to settlements with taxing authorities	$4,228
Balance as of June 30, 2008	$17,235

        The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain costs and intercompany transactions, as well as other matters. At June 30, 2008, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign income tax matters was approximately $17.2 million. Upon settlement of the Company's unrecognized tax benefits, approximately $7.9 million would impact goodwill and additional paid-in-capital, if recognized, and $9.3 million would impact our effective tax rate, if recognized. Additionally, the impact of accrued interest on unrecognized tax benefits would be $1.3 million, if recognized.

        Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $3.0 million within 12 months of June 30, 2008.

5. Share-Based Compensation

        In the three months ended June 30, 2008 and 2007, the Company recorded total share-based costs related to stock options and non-vested stock of $3.7 million and $2.7 million, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended June 30,
	2008	2007
Total cost of share-based payment plans	$3,690	$2,689
Amounts capitalized in inventory	(2,534)	(1,374)
Amounts charged against earnings for amounts previously capitalized in inventory	2,460	913

Amounts charged against earnings before income tax benefit	$3,616	$2,228

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Share-Based Compensation (Continued)

         Stock Options    The following table summarizes information regarding the Company's stock option activity and amounts as of and for the three months ended June 30, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2008	2,152,418	$36.54
Granted	—	—
Exercised	(69,603)	$29.15
Cancelled/forfeited	(1,500)	$37.29

Outstanding at June 30, 2008	2,081,315	$36.79	5.81	$87,266

Vested and expected to vest at June 30, 2008(1)	2,071,055	$36.72	5.80	$86,974

Exercisable at June 30, 2008	1,677,227	$34.11	5.29	$74,824

(1)
Represents outstanding options reduced by expected forfeitures.

        The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS's closing stock price on the last trading day of the first quarter (June 30, 2008) and the exercise price, multiplied by the number of in-the-money stock options for each category.

        The total intrinsic values of stock options exercised, based on the difference between DRS's stock price at the time of exercise and the related exercise price, during the three-month periods ended June 30, 2008 and 2007 was $2.7 million and $4.7 million, respectively. Total compensation cost related to stock options was $1.2 million and $1.3 million for the three-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, unrecognized compensation costs related to stock options was $6.1 million ($3.7 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.2 years.

        The estimated weighted average grant date fair value of each stock option awarded was $21.00 for the three-month period ended June 30, 2007. There were no stock option grants in the three-month period ended June 30, 2008.

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

        Compensation cost for non-vested stock awards for the three months ended June 30, 2008 and 2007 was $2.5 million and $1.4 million, respectively. As of June 30, 2008, total unrecognized compensation costs related to non-vested stock awards was $13.9 million ($8.4 million after income

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Share-Based Compensation (Continued)

taxes), and that amount is expected to be recognized over a weighted average remaining period of 1.8 years.

        The following table details the activity in non-vested stock awards for the three months ended June 30, 2008.

	Three Months Ended June 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested—Balance at March 31, 2008	602,875	$51.94
Granted	1,911	$78.48
Vested	—	—
Forfeited/cancelled	(4,025)	$52.20

Nonvested—Balance at June 30, 2008	600,761	$52.02

6. Inventories

        Inventories are summarized as follows:

	June 30, 2008	March 31, 2008
	(in thousands)
Work-in-process	$575,192	$550,323
General and administrative costs	57,280	64,521
Raw material and finished goods	55,387	61,961

	687,859	676,805
Less: Progress payments and certain customer advances	193,301	231,093
Inventory reserve	8,796	8,003

Total	$485,762	$437,709

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

        Total expenditures for internal research and development amounted to approximately $16.6 million and $11.5 million for the three-month periods ended June 30, 2008 and 2007, respectively.

        The Company bifurcates its total G&A costs into "allowable" and "unallowable" cost pools, as the terms are defined in the U.S. Federal Acquisition Regulations (FAR) procurement regulations. The Company accounts for allowable G&A costs allocated to its government contractor operating units that design, develop and produce complex defense electronic components and systems for specifically

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Inventories (Continued)

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

        The Company believes that accounting for allowable G&A costs as contract costs is consistent with industry practice and supported by authoritative accounting literature as outlined in the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, and Chapter 4 of Accounting and Research Bulletin (ARB) 43, Restatement and Revision of Accounting Research Bulletins.

        The Company expenses "unallowable" G&A costs allocable to its government contractor operating units as they are incurred (i.e., period expense) because unallowable costs, as defined in the FAR, are not reimbursable under government contracts. All G&A costs allocated to the Company's non-government contractor operating units are expensed as incurred.

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company's non-government contractor operating units, which are expensed as incurred:

	Three Months Ended June 30,
	2008	2007 (Restated)
	(in thousands)
Balance in inventory at beginning of period	$64,521	$60,485
Add: Incurred costs	113,679	79,214
Less: Amounts included in costs and expenses	(120,920)	(70,623)

Balance in inventory at end of period	$57,280	$69,076

        General and administrative expenses related to the Company's non-government contractor operating units amounted to $56.6 million and $42.7 million for the three-month periods ended June 30, 2008 and 2007, respectively.

        During the fourth quarter of fiscal 2007, the Company recorded a $40.3 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The most significant component of the charge was a result of the estimated cost of new material following recent design modifications, as well as the write-off of certain inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable product and components from the TWS II program (transferred inventory) to inventory during the fourth quarter of fiscal 2007, which is valued at the lower of cost or market as of June 30, 2008 and March 31, 2008.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Inventories (Continued)

        The Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated, and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect the Company's ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and/or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period. As of June 30, 2008 and March 31, 2008, approximately $21.3 million, of transferred inventory and components remained with the Company.

7. Goodwill and Intangible Assets

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2008 to June 30, 2008.

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2008	$661,531	$180,114	$1,051,075	$731,869	$2,624,589
Settlement of 2002-2004 IRS audits	(2,549)	71	—	—	(2,478)
Foreign currency translation adjustment	239	—	71	—	310

Balance as of June 30, 2008	$659,221	$180,185	$1,051,146	$731,869	$2,622,421

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of June 30, 2008 and March 31, 2008. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of June 30, 2008
Technology-based intangibles	18 years	$47,879	$(20,675)	$27,204
Customer and program/contract-related intangibles	11 years	214,544	(81,290)	133,254

Total		$262,423	$(101,965)	$160,458

As of March 31, 2008
Technology-based intangibles	18 years	$47,879	$(19,945)	$27,934
Customer and program/contract-related intangibles	11 years	214,536	(74,696)	139,840

Total		$262,415	$(94,641)	$167,774

        The aggregate acquired intangible asset amortization expense for the three-month periods ended June 30, 2008 and 2007 was $7.3 million. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011, $14.0 million for fiscal year 2012 and $13.6 million for fiscal year 2013.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Product Warranties

        Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty costs are recognized based on the terms of the product warranty and the related estimated costs, considering historical claims experience. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the Company's accrual for product warranties for the three months ended June 30, 2008 and 2007, which are included in accrued expenses and other current liabilities.

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Balance at beginning of period	$43,613	$31,180
Accruals for product warranties issued during the period	6,600	6,732
Settlements made during the period	(5,603)	(4,586)
Other	11	187

Balance at end of the period	$44,621	$33,513

9. Debt

	June 30, 2008	March 31, 2008
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	118,811	119,499
Canadian Term Loan	6,774	7,273
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized Bond Premium on 6 7/8% Senior Subordinated Notes	6,040	6,323
Other obligations	5,260	4,757

	1,631,885	1,632,852
Less:
Short-term borrowings and current installments of long-term debt	350,412	5,384

Total long-term debt	$1,281,473	$1,627,468

        The weighted average interest rate on the Company's term loan borrowings was 4.3% as of June 30, 2008 (4.4% as of March 31, 2008). At June 30, 2008 and March 31, 2008, there were no outstanding revolving line of credit borrowings against the Credit Facility.

        From time to time, the Company enters into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of June 30, 2008, $29.0 million was contingently payable under

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

9. Debt (Continued)

letters of credit and bank guarantees. Of this amount, approximately $0.1 million and $0.5 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit. At June 30, 2008, the Company had $371.6 million of availability under its revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 4.75% as of June 30, 2008 (5.25% as of March 31, 2008). The carrying value of the Canadian Term Loan increased $0.1 million during the three months ended June 30, 2008, as a result of the strengthening of the Canadian dollar, compared with the U.S. dollar during that period.

        On or prior to February 1, 2010, the 2.0% Convertible Senior Notes due 2026 (Convertible Notes) may be converted by the holder into cash and, if applicable, shares of the Company's common stock under certain circumstances (Conversion Rights) outlined in the indenture agreement. As of June 30, 2008 one of these Conversion Rights was triggered because the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of the Company's common stock during the consecutive five trading-day period ended June 30, 2008. Consequently, the Company classified the Convertible Notes as current as of June 30, 2008. In the event of conversion, the Company would satisfy the bond principal payment using available cash on hand and borrowings under the Company's revolving line of credit and would settle the conversion value utilizing shares of the Company's common stock.

        Accrued interest expense at June 30, 2008 and March 31, 2008 was $29.2 million and $29.8 million, respectively.

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the Company may have outstanding. As of June 30, 2008, the Company was in compliance with all covenants.

10. Earnings per Share

        Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share includes the effect of shares from the assumed exercise of dilutive stock options,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Earnings per Share (Continued)

convertible debt (if dilutive), non-vested stock and non-vested stock units using the treasury stock method. The following table presents the components of basic and diluted earnings per share:

	Three Months Ended June 30,
	2008	2007 (Restated)
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$35,405	$25,204

Weighted average common shares outstanding	40,839	40,381

Basic earnings per share	$0.87	$0.62
Diluted EPS computation

Net earnings	$35,405	$25,204

Diluted common shares outstanding
Weighted average common shares outstanding	40,839	40,381
Stock options and non-vested awards	993	872
Convertible debt	913	—

Diluted common shares outstanding	42,745	41,253

Diluted earnings per share	$0.83	$0.61

        At June 30, 2007, there were 246,969 options to acquire DRS common stock outstanding that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS for the three months ended June 30, 2007. There were no antidilutive options at June 30, 2008.

        For the three-month period ended June 30, 2008, DRS's 2% Convertible Senior Notes due 2026 increased average diluted shares outstanding by 913,043 because the average stock price was greater than $59.70 per share for the period. For the three-month period ended June 30, 2007, the 2% Convertible Senior Notes had no impact on diluted EPS because the average stock price during such period was below $59.70.

11. Comprehensive Earnings

        The components of comprehensive earnings for the three-month periods ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30,
	2008	2007 (Restated)
	(in thousands)
Net earnings	$35,405	$25,204
Other comprehensive earnings:
Foreign currency translation adjustments	497	3,535
Minimum pension liability, net of income taxes	(75)	(165)

Comprehensive earnings	$35,827	$28,574

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

12. Pensions and Other Employee Benefits

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three-month periods ended June 30, 2008 and 2007. These plans are more fully described in Note 13 to the Company's Consolidated Financial Statements for the year ended March 31, 2008.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$897	$1,728	$92	$120	$288	$146
Interest cost	3,737	3,653	334	332	363	361
Expected return on plan assets	(4,554)	(4,065)	(71)	(62)	—	—
Amortization of unrecognized (gain) loss	(40)	102	(54)	(35)	(26)	41
Amortization of transition obligation	—	—	32	28	—	—
Amortization of unrecognized prior-service cost	23	3	(6)	(6)	194	194

Net periodic benefit cost	$63	$1,421	$327	$377	$819	$742

        The Company expects to contribute $17.0 million and $1.7 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2009, of which $7.9 million and $0.4 million, respectively, were contributed during the three-month period ended June 30, 2008.

        On April 1, 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standard (SFAS) SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 will require the Company to measure plan assets and benefit obligations as of March 31 of each year. The Company previously performed this measurement at December 31 of each year. As a result of implementing the measurement date provisions of SFAS No. 158, the Company recorded an additional quarter of pension and postretirement benefit cost as of April 1, 2008, which resulted in a $1.2 million increase to its pension and postretirement liability.

13. Operating Segments

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

        The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare, ship network systems and unmanned vehicles, and integration of traditional security infrastructures into a comprehensive border security suite for the Department of Homeland Security; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

13. Operating Segments (Continued)

dissemination equipment, high-speed digital data and imaging systems, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test and diagnostics, and vehicle electronics.

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

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Three Months Ended June 30, 2008
Total revenues	$381,680	$264,628	$148,544	$182,221	$—	$977,073
Intersegment revenues	(17,096)	(6,513)	(876)	(722)	—	(25,207)

External revenues	$364,584	$258,115	$147,668	$181,499	$—	$951,866

Operating income (loss)	$36,761	$25,729	$15,719	$9,515	$(11,575)	$76,149
Total assets	$1,343,111	$516,628	$1,318,086	$963,299	$171,778	$4,312,902
Depreciation and amortization	$6,361	$3,470	$4,777	$3,876	$1,246	$19,730
Capital expenditures	$9,816	$3,494	$2,443	$3,405	$533	$19,691
Three Months Ended June 30, 2007 (Restated)
Total revenues	$303,221	$154,791	$116,030	$172,804	$—	$746,846
Intersegment revenues	(4,829)	(1,207)	(4,001)	(1,179)	—	(11,216)

External revenues	$298,392	$153,584	$112,029	$171,625	$—	$735,630

Operating income (loss)	$31,905	$15,718	$10,573	$10,142	$(160)	$68,178
Total assets	$1,237,376	$414,148	$1,349,330	$946,081	$172,236	$4,119,171
Depreciation and amortization	$5,932	$3,368	$4,407	$3,459	$1,347	$18,513
Capital expenditures	$7,887	$1,589	$1,371	$696	$2,350	$13,893

        The operating loss for "Other" for the three-month period ended June 30, 2008 was primarily due to the $11.5 million in investment banking, legal and consulting related expenses relating to the pending merger with Finmeccanica.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

14. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2008	2007
Cash paid for:
Interest	$22,800	$24,298
Income taxes	$26,544	$14,432
Supplemental disclosure of significant non-cash investing activities:
Acquisition earn-out—Codem Systems, Inc.	$—	$2,638
Acquisition earn-out—WalkAbout Computer Systems, Inc.	$—	$35
Contribution of fixed assets to joint venture	$—	$429
Fixed assets vouchered but not paid	$2,372	$198

15. Cash Dividends on DRS Common Stock

        On May 12, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on June 30, 2008 to stockholders of record as of June 13, 2008. Cash dividends paid for the three-month period ended June 30, 2008 were $1.2 million. On August 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 30, 2008 to stockholders of record as of September 15, 2008.

16. Contingencies

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of the Company's subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company has recorded accruals totaling $3.0 million at June 30, 2008 and March 31, 2008 for losses related to those matters that the Company considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at June 30, 2008, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Inc., Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and may perform the EE/CA itself, or negotiate directly with another potentially responsible party for the performance of the EE/CA. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. The Company believes that it has legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

16. Contingencies (Continued)

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

        In July 2008, ESSI's former Chairman of the Board and Chief Executive Officer and former Chief Financial Officer each pleaded guilty to falsifying (or causing the falsification of) the records of a publicly traded company. In connection with their respective pleas, ESSI's former Chairman of the Board and Chief Executive Officer admitted that he knowingly and intentionally signed falsely dated stock option award letters, and ESSI's former Chief Financial Officer admitted that he caused such falsely dated award letters to be issued to stock option recipients. Under their respective plea agreements, criminal penalties are to be determined in accordance with the federal sentencing guidelines (which provide for a presumptive incarceration range of 15 to 21 months) but may be

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

adjusted downward by the sentencing judge. ESSI's former Chairman of the Board and Chief Executive Officer and former Chief Financial Officer also agreed to make restitution payments of approximately $7.9 million and $1.8 million, respectively. The remaining charges against these former executives and the indictment issued against ESSI's former Chairman of the Board and Chief Executive Officer's son (who was also a member of ESSI's Board of Directors and Compensation Committee) were dismissed.

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

        In September 2006, the Internal Revenue Service commenced an audit of ESSI's Federal tax returns for the tax periods ended October 31, 2004, October 31, 2005 and January 31, 2006. Thereafter, the Internal Revenue Service agreed, subject to Congressional approval, to close these audits based on ESSI's agreement to accept certain proposed adjustments (primarily involving the reversal of certain compensation deductions taken during these tax years) and a corresponding assessment of approximately $11.3 million (exclusive of interest), which previously was accrued. In September 2007, the Company received written confirmation from the Congressional Joint Committee on Taxation that it took no exception to the proposed adjustments.

        In August 2007, a shareholder derivative complaint was filed in the United States District Court for the Eastern District of Missouri against ESSI's former Chairman of the Board and Chief Executive Officer, his son (who was also a member of ESSI's Board of Directors and Compensation Committee), ESSI's former Chief Financial Officer and ESSI's former Controller relating to the alleged backdating of stock options prior to ESSI's acquisition by DRS. The complaint also contains claims against the Company as a nominal defendant and against each of the current members of the Company's Board of Directors relating to the alleged backdating of ESSI stock options and the ESSI acquisition. The Company believes the claims made against the Company and its current Directors are without merit. The U.S. Attorney's office has moved to intervene and stay the case pending resolution of the related criminal charges against the individual ESSI defendants. DRS and the DRS Directors have moved to dismiss the case on substantive and jurisdictional grounds. Those motions are pending.

        In January 2008, the Company received an inquiry from the Australian Competition and Consumer Commission (ACCC) related to one of its subsidiaries, DRS Training & Control Systems, Inc. The ACCC has requested documents and information regarding allegations of possible anticompetitive activity in violation of the Australian Trade Practices Act. In April 2008, the Company provided the documents and information requested by the ACCC. The Company has commenced an internal investigation involving this matter, but is currently unable to determine the timing or the impact, if any, that the matter may have on the Company.

        In May 2008, the Company was notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

DRS securities prior to the public announcement that Finmeccanica and the Company had entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire the Company for $81.00 per share subject to the terms thereof. In each case, the Company was asked to provide certain documents and information. The Company was advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised the Company that it was engaged in a fact gathering process and that no inference of impropriety should be inferred.

        In May 2008, a plaintiff filed a putative class action lawsuit against the Company and the members of its board of directors in the Superior Court of the State of New Jersey, challenging the transactions contemplated by the merger agreement and alleging breaches of fiduciary duty. In June 2008, the defendants filed a motion to dismiss the complaint in its entirety, a motion for a protective order to stay discovery, and a motion to transfer the action from the Law Division to the Chancery Division, General Equity. On July 11, 2008, the plaintiff filed a motion for leave to amend his complaint. The Court granted this motion on July 16, 2008, transferred the action from the Law Division to the Chancery Division, General Equity, and stayed certain matters in the case. The amended complaint asserts a claim for breach of fiduciary duties against the director defendants and a claim for aiding and abetting breach of fiduciary duties against the Company and its general counsel. The amended complaint alleges, among other things, that the proposed transaction arises out of a flawed process. The plaintiff also alleges that the Company's preliminary proxy statement, filed with the SEC on June 13, 2008, contained misleading disclosures and/or omits certain material information. The plaintiff seeks, among other things, an order enjoining the defendants from consummating the transaction and directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company's shareholders. On July 25, 2008, the defendants moved to dismiss the amended complaint in its entirety for failure to state a claim. The Company believes that the claims asserted by the plaintiff in the amended complaint are wholly without merit and intends to defend vigorously against the action.

17. Related-Party Transactions

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

        Skadden, Arps, Slate, Meagher & Flom LLP, a law firm to which a member of the Company's Board is of counsel, provided legal services to the Company during the three months ended June 30,

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Related-Party Transactions (Continued)

2008 and 2007. Fees paid to Skadden, Arps, Slate, Meagher & Flom LLP for the three months ended June 30, 2008 and 2007 were $0.8 million and $0.9 million, respectively.

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

18. Guarantor and Non-Guarantor Financial Statements

        As presented in Note 9, "Debt," the Company has $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2% Convertible Senior Notes outstanding (collectively, the Notes). The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of June 30, 2008 and March 31, 2008, the Condensed Consolidating Statements of Earnings for the three-month periods ended June 30, 2008 and 2007, and the Condensed Consolidating Statements of Cash Flows for the three-month periods ended June 30, 2008 and 2007 presents:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$60,848	$—	$25,004	$(25,993)	$59,859
Accounts receivable, net	5	525,536	22,349	—	547,890
Inventories, net	—	419,473	66,610	(321)	485,762
Prepaid expenses, deferred income taxes and other current assets	189,429	244,516	49,226	(350,493)	132,678
Intercompany receivables	2,142,453	—	—	(2,142,453)	—

Total current assets	2,392,735	1,189,525	163,189	(2,519,260)	1,226,189

Property, plant and equipment, net	15,324	227,899	16,656	—	259,879
Acquired intangibles, net	—	160,069	389	—	160,458
Goodwill	24,116	2,551,427	46,878	—	2,622,421
Deferred income taxes and other noncurrent assets	14,592	44,986	17,317	(32,940)	43,955
Investment in subsidiaries	1,143,419	36,898	7	(1,180,324)	—

Total assets	$3,590,186	$4,210,804	$244,436	$(3,732,524)	$4,312,902

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings and current installments of long-term debt	$347,750	$210	$2,452	$—	$350,412
Accounts payable	5,034	274,236	33,058	—	312,328
Accrued expenses and other current liabilities	213,390	595,110	59,001	(350,900)	516,601
Intercompany payables	—	712,673	13,064	(725,737)	—

Total current liabilities	566,174	1,582,229	107,575	(1,076,637)	1,179,341

Long-term debt, excluding current installments	1,272,100	3,553	5,820	—	1,281,473
Other liabilities	27,725	111,352	21,764	(32,940)	127,901

Total liabilities	1,865,999	1,697,134	135,159	(1,109,577)	2,588,715

Total stockholders' equity	1,724,187	2,513,670	109,277	(2,622,947)	1,724,187

Total liabilities and stockholders' equity	$3,590,186	$4,210,804	$244,436	$(3,732,524)	$4,312,902

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$888,112	$73,097	$(9,343)	$951,866
Cost and expenses	11,551	806,389	66,293	(8,516)	875,717

Operating income	(11,551)	81,723	6,804	(827)	76,149
Interest income	175	35	90	—	300
Interest and related expense	23,211	145	115	—	23,471
Other (income) expense, net	(70)	375	(65)	—	240
Management fees	891	(843)	(48)	—	—
Royalties	566	—	(566)	—	—
Intercompany interest	21,429	(21,236)	(193)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(11,631)	59,159	6,037	(827)	52,738
Noncontrolling interest	—	—	414	—	414

Earnings (losses) before income taxes	(11,631)	59,159	5,623	(827)	52,324
Income taxes	(3,201)	19,129	1,818	(827)	16,919
Earnings (losses) from subsidiary entities	43,835	—	—	(43,835)	—

Net earnings	$35,405	$40,030	$3,805	$(43,835)	$35,405

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Three Months Ended June 30, 2007
(in thousands)
(Restated)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$674,503	$64,238	$(3,111)	$735,630
Cost and expenses	142	611,923	58,494	(3,107)	667,452

Operating income	(142)	62,580	5,744	(4)	68,178
Interest income	501	(8)	66	—	559
Interest and related expense	28,483	85	142	—	28,710
Other (income) expense, net	(577)	(61)	708	—	70
Management fees	781	(744)	(37)	—	—
Royalties	412	—	(412)	—	—
Intercompany interest	23,376	(23,363)	(13)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(2,978)	38,441	4,498	(4)	39,957
Noncontrolling interest	—	—	493	—	493

Earnings (losses) before income taxes	(2,978)	38,441	4,005	(4)	39,464
Income taxes	(1,075)	13,897	1,442	(4)	14,260
Earnings (losses) from subsidiary entities	27,107	—	—	(27,107)	—

Net earnings	$25,204	$24,544	$2,563	$(27,107)	$25,204

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22,241	$(9,620)	$(20,496)	$—	$(7,875)

Cash flows from investing activities
Capital expenditures	(474)	(16,803)	(2,414)	—	(19,691)
Dispositions of property, plant & equipment	1	(1)	1	—	1

Net cash used in investing activities	(473)	(16,804)	(2,413)	—	(19,690)

Cash flows from financing activities
Borrowings on revolving line of credit	115,000	—	—	—	115,000
Repayments of revolving line of credit	(115,000)	—	—	—	(115,000)
Borrowings of short-term debt	—	118	—	—	118
Borrowings of long-term debt	—	580	—	—	580
Repayments of long-term debt	(688)	(59)	(602)	—	(1,349)
Excess tax benefit realized from share-based payment arrangements	706	—	—	—	706
Proceeds from stock option exercises	2,013	—	—	—	2,013
Dividends paid	(1,225)	—	—	—	(1,225)
Other	—	200	—	—	200
Net (repayments to) borrowings from parent company	(26,856)	25,585	17,190	(15,919)	—

Net cash (used in) provided by financing activities	(26,050)	26,424	16,588	(15,919)	1,043
Effect of exchange rates on cash and cash equivalents	—	—	130	—	130

Net decrease in cash and cash equivalents	(4,282)	—	(6,191)	(15,919)	(26,392)
Cash and cash equivalents, beginning of period	65,130	—	31,195	(10,074)	86,251

Cash and cash equivalents, end of period	$60,848	$—	$25,004	$(25,993)	$59,859

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(40,272)	$46,450	$(5,651)	$—	$527

Cash flows from investing activities
Capital expenditures	(2,841)	(9,483)	(1,569)	—	(13,893)
Other, net	—	4	—	—	4

Net cash used in investing activities	(2,841)	(9,479)	(1,569)	—	(13,889)

Cash flows from financing activities
Borrowings on revolving line of credit	90,000	—	—	—	90,000
Repayments of revolving line of credit	(90,000)	—	—	—	(90,000)
Repayments of long-term debt	(50,688)	(49)	(580)	—	(51,317)
Excess tax benefit realized from share-based payment arrangements	1,413	—	—	—	1,413
Proceeds from stock option exercises	2,664	—	—	—	2,664
Dividends paid	(1,213)	—	—	—	(1,213)
Other	—	—	3	—	3
Net borrowings from (repayments to) parent company	30,138	(36,922)	8,224	(1,440)	—
Net cash (used in) provided by financing activities	(17,686)	(36,971)	7,647	(1,440)	(48,450)
Effects of exchange rates on cash and cash equivalents	—	—	92	—	92

Net (decrease) increase in cash and cash equivalents	(60,799)	—	519	(1,440)	(61,720)
Cash and cash equivalents, beginning of period	92,795	—	14,598	(11,560)	95,833

Cash and cash equivalents, end of period	$31,996	$—	$15,117	$(13,000)	$34,113

19. Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective beginning April 1, 2008, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective April 1, 2009 for the Company. The Company's cash equivalents of $50.1 million and $35.6 million at June 30, 2008 and March 31, 2008, respectively, were measured using quoted prices in active markets for identical items and are valued using published market prices. The impact of the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

19. Recently Issued Accounting Pronouncements (Continued)

adoption of SFAS 157 was not material to the Company's condensed consolidated financial statements, and the adoption of the items deferred until fiscal 2010 is not expected to be material.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," an Amendment of ARB 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective beginning April 1, 2009 for DRS, and the Company currently is evaluating the impact of this statement on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 enhances the disclosures for derivative instruments and related hedging activities to include, among other disclosures, the location and fair value amounts of derivative instruments, hedged items and related gains and losses in the balance sheet and income statement, presented in a tabular format. SFAS 161 is effective for the Company beginning April 1, 2009 and will be applied prospectively. SFAS 161 will not affect the Company's financial position, results of operations and cash flows, but will require enhanced disclosure.

        On May 9, 2008, the FASB issued FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSB APB 14-1). The FSP will require cash-settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective for the Company April 1, 2009 and will require retrospective application. The Company currently is assessing the impact the adoption of the FSP will have on the Company's future results of operations, which is expected to be material.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

19. Recently Issued Accounting Pronouncements (Continued)

        In June 2008, the FASB issued FASB FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share. The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective beginning April 1, 2009 and will be retrospectively applied to all prior periods presented. The Company currently is evaluating the impact of the adoption of the FSP on earnings per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of DRS Technologies, Inc. and its wholly-owned subsidiaries and controlling interests (hereinafter, we, us, our, the Company or DRS) with a note describing the Restatement of Previously Issued Consolidated Financial Statements, followed by recent developments and a company overview. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, which we discuss under "Results of Operations." We then provide an analysis of cash flows and discuss our financial commitments under "Liquidity and Capital Resources." This MD&A should be read in conjunction with the consolidated financial statements and related notes contained herein and in our March 31, 2008 Annual Report on Form 10-K.

Forward-Looking Statements

        The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Such statements, including statements relating to the Company's expectations for future financial performance, are not considered historical facts and are considered forward-looking statements under the federal securities laws. These statements may contain words such as "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements and include, without limitation: the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations; the uncertainty of acceptance of new products and successful bidding for new contracts; the effect of technological changes or obsolescence relating to our products and services; and the effects of government regulation or shifts in government policy, as they may relate to our products and services, and other risks or uncertainties detailed in Item 1A, "Risk Factors," included in our March 31, 2008 Annual Report on Form 10-K. Given these uncertainties, you should not rely on forward-looking statements. The Company undertakes no obligations to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Previously Issued Consolidated Financial Statements

        In February 2008, we received a comment letter from the staff of the U.S. Securities and Exchange Commission (SEC) on our fiscal 2007 Form 10-K (filed on May 30, 2007) and our fiscal 2008 second quarter Form 10-Q (filed on November 9, 2007). In the initial comment letter and in other subsequent written and telephonic communications with the staff of the SEC, information was requested regarding the timing of a $36.8 million pretax charge that was recorded in our fiscal 2008 first quarter ended June 30, 2007 for the impact of a redesign on our Thermal Weapon Sight II (TWS II) program.

        In March 2007, we stopped production on the TWS II line due to intermittent failures. After several weeks of analysis, we identified the root causes of the failures, and in May 2007 we released a redesign that we believed would address them. The charge reflects our revised estimate of the excess of the total estimated costs to fulfill the scope of work of the TWS II contract over the total TWS II contract value. The total estimated costs to complete the contract reflect all direct costs (primarily labor and material), overhead and allowable general and administrative expenses. The most significant component of the charge was a result of the write-off of certain TWS II on-hand component parts that would no longer be utilized in the new TWS II design. The charge also reflects the estimated future cost of the redesign and cost growth that was unrelated to the redesign.

        Following discussions with the staff of the SEC and review of the judgments and estimates we made relating to the charge, we concluded that the $36.8 million charge should have been recorded in our fiscal 2007 fourth quarter ended March 31, 2007.

        As a result of foregoing, we have restated our previously filed consolidated financial statements and selected financial data for the year ended March 31, 2007, inclusive of our fourth quarter ended March 31, 2007 and our previously issued quarterly consolidated financial statements for the three month period ended June 30, 2007 in our March 31, 2008 Form 10-K (filed May 30, 2008). All amounts impacted by the restatement that are presented in the MD&A have been restated to reflect the $36.8 million charge in the appropriate period.

        For additional information and a detailed discussion of the restatement, see Note 3, Restatement of Previously Issued Consolidated Financial Statements, to the accompanying consolidated financial statements.

Recent Developments

        On May 12, 2008, Finmeccanica, S.p.A. (Finmeccanica) and DRS announced that they signed a definitive merger agreement under which Finmeccanica will acquire 100% of DRS stock for $81.00 per share in cash. The merger agreement provides for, among other things, the merger of a subsidiary of Finmeccanica with and into DRS with DRS as the surviving corporation and becoming a wholly-owned subsidiary of Finmeccanica.

        The transaction is subject to approval by the stockholders of DRS, the receipt of regulatory approvals and other closing conditions, including review by U.S. antitrust authorities, the Committee on Foreign Investment in the United States (CFIUS) and the Defense Security Service (DSS). The transaction is expected to close in the fourth quarter of 2008. In the three-month period ended June 30, 2008, we incurred $11.5 million in investment banking, legal and consulting expenses related to our pending merger as described above.

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

        The C4I Segment is comprised of the following business areas: Command, Control & Communications (C3), which includes naval display systems, ship communications systems, radar systems, technical support, electronic manufacturing and system integration services, secure voice and data communications, air combat training, electronic warfare, ship network systems and unmanned vehicles, and integration of traditional security infrastructures into a comprehensive border security suite for the Department of Homeland Security; Power Systems, which includes naval and industrial power generation, conversion, propulsion, distribution and control systems; Intelligence Technologies, which includes signals intelligence, communications intelligence, data collection, processing and dissemination equipment, high-speed digital data and imaging systems, and mission and flight recorders; Tactical Systems, which includes battle management tactical computer systems, peripherals, electronic test and diagnostics, and vehicle electronics.

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

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2008 Annual Report on Form 10-K. There were no significant changes in the Company's critical accounting policies during the three months ended June 30, 2008. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

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

	Three Months Ended June 30,
	2008	2007 (Restated)	Percent Change
	(in thousands, except percentages)
Key performance metrics
Revenues:
Products	$721,196	$536,825	34.3%
Services	$230,670	$198,805	16.0%

Total revenues	$951,866	$735,630	29.4%
Costs and expenses:
Cost and expenses—Products	$650,855	$482,126	35.0%
% of product revenues	90.2%	89.8%
Cost and expenses—Services	$213,315	$185,326	15.1%
% of service revenues	92.5%	93.2%
Merger-related expenses	$11,547	$—	n/m

Total costs and expenses	$875,717	$667,452	31.2%

Operating income	$76,149	$68,178	11.7%
Operating income percentage	8.0%	9.3%
Bookings	$1,065,240	$939,528	13.4%
Other significant financial metrics
Interest and related expenses	$23,471	$28,710	(18.2)%
Income taxes	$16,919	$14,260	18.6%
Significant liquidity metrics(A)
Free cash flow	$(27,566)	$(13,366)	(106.2)%
EBITDA	$95,225	$86,128	10.6%

(A)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

n/m – not meaningful

Three-Month Period Ended June 30, 2008, Compared with the Three-Month Period Ended June 30, 2007

Revenues

        Consolidated revenue increased $216.2 million, or 29.4%, to $951.9 million for the three-month period ended June 30, 2008 as compared with the same period in the prior year. The increase in revenue was comprised of an increase of $184.4 million and $31.9 million for product and service revenues, respectively.

Revenues—Products

        Revenue from our products (e.g., hardware, components, systems) increased $184.4 million, or 34.3%, to $721.2 million for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. The increase was primarily driven by greater shipments of driver vision enhancement equipment and components for ground-based vehicles, certain rugged computer systems, Thermal Weapon Sights II (TWS II) and roof assemblies for the Mine Resistant Ambush Protected Vehicle (MRAP).

        Revenues from driver vision enhancement equipment and components increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. Rugged computer systems revenue increased due to increased funding and accelerated customer delivery requirements to supply troops in theatre. TWS II shipments increased due to the fact that shipments were delayed in the prior-year period, and MRAP roof assembly production increased as the program commenced in the second half of fiscal 2008.

        Partially offsetting overall higher product revenues were lower shipments of mobile power generation and distribution equipment for the U.S. Air Force, as the program was substantially completed during fiscal 2008, as well as decreased shipments of combat display workstations due to lower demand in the current year and lower shipments of portable surveillance and target acquisition radar due to the timing of shipments.

Revenues—Services

        Revenue from services increased $31.9 million, or 16.0%, to $230.7 million for the three months ended June 30, 2008, as compared with the corresponding prior-year period. The primary drivers of the increase were revenues from satellite-based communication services and demand for equipment and services under the Rapid Response program. The increased revenue from satellite-based communications is a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel. Revenues from the Rapid Response program continue to increase as a result of continued operational demand in Iraq and Afghanistan.

        Partially offsetting the increase in service revenues were decreased revenues for a defense communication transmission system program as the contract is substantially complete. We expect to recognize additional revenue on this program as a result of a newly awarded contract.

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

        We bifurcate our total general and administrative (G&A) costs into "allowable" and "unallowable" cost pools, as the terms are defined in the U.S. Federal Acquisition Regulations (FAR) procurement regulations. We account for allowable G&A costs allocated to our government contractor operating units that design, develop and produce complex defense electronic components and systems for specifically identified contracts as contract costs because such costs are generally reimbursable indirect contract costs pursuant to the terms of the contracts. We expense such allowable G&A costs as a component of costs and expenses when the revenues related to those contracts are recognized. Our government contractor operating units allocate allowable G&A costs to their contracts using an indirect overhead rate which is generally based upon allowable G&A costs as a percentage of a total cost (direct labor, manufacturing overhead, raw materials and other direct costs) input base.

        Consolidated costs and expenses increased $208.3 million, or 31.2%, to $875.7 million for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. The increased costs are attributed to a $168.7 million increase in product-related expenses and a $28.0 million increase in service-related expenses.

Costs and expenses—Products

        Product costs and expenses increased $168.7 million, or 35.0%, for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year, while increasing 40 basis points as a percentage of product revenues over the same period. The increase in costs and expenses was attributed to significant products revenue growth during the period, as noted above. The increase in cost and expenses as a percentage of product revenues was largely attributable to increased revenues on the TWS II program on which current year deliveries are being recognized at or near break-even due to the unfavorable impact of prior-period design changes, as well as cost growth on certain signal intelligence software programs.

Costs and expenses—Services

        Costs and expenses—services increased $28.0 million, or 15.1% during the three months ended June 30, 2008, as compared with the corresponding prior-year period, while decreasing 70 basis points as a percentage of service revenues over the same period. The increase in cost and expenses was attributed to service revenue growth during the period, as noted above. The decrease in costs and expenses as a percentage of service revenues was driven by the increase in higher margin depot repairs and engineering services revenue, partially offset by higher general and administrative costs.

         Merger-related expenses    In the three-month period ended June 30, 2008, the Company incurred $11.5 million in investment banking, legal and consulting expenses related to the pending merger with Finmeccanica.

         Operating income    We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, define operating income as revenues less related costs and expenses of producing the revenues, including allowable general and administrative expenses, and non-allocable costs, as defined above. Operating income is discussed in detail for each of the business segments in which we operate, and the segment operating income is one of the key metrics used by management to internally manage its operations. Consolidated operating income for the three-month period ended June 30, 2008 increased $8.0 million, or 11.7%, to $76.1 million, as compared with the corresponding period in the prior year. In addition, operating income as a percentage of revenues decreased 130 basis points, which was attributed to the cost/revenue relationships and merger-related expenses detailed above. See "Operating Segments" discussion for additional information.

         Bookings    We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended June 30, 2008 increased $125.7 million, as compared with the corresponding period in the prior year, to $1.07 billion. The primary drivers of the increase were strong demand for electro-optical systems for ground vehicles from our RSTA Segment.

         Interest and related expenses    Interest and related expenses decreased $5.2 million for the three-month period ended June 30, 2008, as compared with corresponding period in the prior year, to $23.5 million. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year and a $1.6 million interest credit related to the completion of federal income tax audits. We had no borrowings outstanding under our revolving credit facility at

June 30, 2008 and June 30, 2007. During fiscal 2008, we prepaid, at our discretion, approximately $150.0 million of our outstanding term loan, $100.0 million of which was prepaid during the last nine months of the that fiscal year.

         Income taxes    The provision for income taxes for the three months ended June 30, 2008 reflected an effective income tax rate of approximately 32.3%, as compared with 36.1% in the same period last year. Our effective tax rate decreased primarily due to a favorable settlement with the Internal Revenue Service, (IRS) concerning its examination of our federal income tax returns for the years ended March 31, 2002, 2003 and 2004, which was partially offset by an increase in the effective tax rate due to the scheduled expiration of the research & development credit effective December 31, 2007. We anticipate our effective income tax rate for the year ended March 31, 2009 to approximate 37%.

        During the three months ended June 30, 2008, we received notification from the IRS that it had completed its internal administrative review of its audit report and informed us that the audit results had been accepted. As a result of the audit, we made a payment of approximately $5.5 million, including interest of approximately $1.3 million, and recognized a discrete tax benefit of approximately $2.5 million.

Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin and the percentage increase or decrease of those items, as compared with the prior fiscal year:

	Three Months Ended June 30,		Three Months Ended Percent Changes
	2008	2007 (Restated)	2008 vs. 2007
	(in thousands, except for percentages)
C4I Segment
Revenues	$364,584	$298,392	22.2%
Operating income	$36,761	$31,905	15.2%
Operating margin	10.1%	10.7%	(5.6)%
RSTA Segment
Revenues	$258,115	$153,584	68.1%
Operating income	$25,729	$15,718	63.7%
Operating margin	10.0%	10.2%	(2.0)%
Sustainment Systems Segment
Revenues	$147,668	$112,029	31.8%
Operating income	$15,719	$10,573	48.7%
Operating margin	10.6%	9.4%	12.8%
Technical Services Segment
Revenues	$181,499	$171,625	5.8%
Operating income	$9,515	$10,142	(6.2)%
Operating margin	5.2%	5.9%	(11.9)%
Other
Operating loss	$(11,575)	$(160)	n/m
n/m – not meaningful

Three-Month Period Ended June 30, 2008, Compared with the Three-Month Period Ended June 30, 2007

C4I Segment

         Revenues    Revenues increased $66.2 million, or 22.2%, to $364.6 million for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to increased shipments of certain rugged computer systems and driver vision enhancement equipment and components for ground-based vehicles.

        Revenues from rugged computer systems increased significantly over the prior year due to increased funding and accelerated customer delivery requirements to supply troops in theatre. Driver vision enhancement equipment and components also increased as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in incremental customer funding and accelerated delivery schedules.

        Partially offsetting overall higher revenues were lower shipments of combat display workstations and replacement video display modules. Revenue from combat display workstations was lower as a result of decreased demand during the current year. Replacement video display modules revenue decreased as a result of the contract being substantially completed during the prior year.

         Operating income    Operating income increased $4.9 million, or 15.2%, to $36.8 million, as compared with the corresponding period in the prior year. The increase in operating income was attributed primarily to the increase in revenue. Operating margin decreased 60 basis points to 10.1% largely due to cost growth on signal intelligence software, certain sidecar cable assemblies and on the development of certain switchboard programs. Partially offsetting the overall lower operating margin was increased volume and profitability on certain driver vision enhancement equipment and components programs as a result of increased volume-driven efficiencies.

RSTA Segment

         Revenues    Revenues increased $104.5 million, or 68.1%, to $258.1 million for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to greater shipments of driver vision enhancement equipment for ground-based vehicles and TWS II. Partially offsetting the overall increase in revenue was lower volume on a certain firepower enhancement program.

        Revenues from driver vision enhancement equipment increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. In addition, TWS II shipments increased due to the delay of shipments on the program in the prior year until the second quarter of fiscal 2008. Partially offsetting the increases was lower volume from a certain firepower enhancement program as the program was substantially completed in the prior fiscal year.

         Operating Income    Operating income increased $10.0 million, or 63.7%, to $25.7 million as compared to the corresponding period in the prior year. Operating margin experienced a slight decrease of 20 basis points for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. The increase in operating income was primarily attributed to the overall increase in revenue. Operating margin decreased primarily due to the increase in TWS II deliveries during the quarter. As a result of cost growth related to prior-period design changes, prospective TWS II deliveries will be recorded at or near break-even resulting in a dilution of overall operating margin for the segment. Partially offsetting the decreased profitability were increased margins on certain ground-based target acquisition and missile control subsystems as a result of volume-driven production efficiencies.

Sustainment Systems Segment

         Revenue    Revenues increased $35.6 million, or 31.8%, to $147.7 million for the three months ended June 30, 2008, as compared with the corresponding period in the prior year. The primary drivers of the increase in revenues were increased shipments of roof assemblies for the Mine Resistant Ambush Protected Vehicle (MRAP) and for precision targeting systems. The increases were partially offset by decreased deliveries of portable surveillance and target acquisition radars.

        Revenues from MRAP roof assemblies increased significantly, as compared with the corresponding period in the prior year as a result of the program commencing in the second half of fiscal 2008, as well as increased priority placed on the program by the customer. The precision targeting system revenue increase was attributed to a prior-year customer-initiated design change that resulted in production delays to adhere to the proposed changes. Production resumed during the fourth quarter of fiscal 2008 resulting in increased revenue, as compared with the corresponding prior-year period.

        The increase in revenues was partially offset by decreased production revenues on portable surveillance and target acquisition radars due to the timing of shipments.

         Operating Income    Operating income increased $5.1 million, or 48.7%, to $15.7 million, as compared with the corresponding period in the prior year. The increase was due primarily to increased revenues and improvement on the overall results on various mobile environmental system programs, as compared with the corresponding period in the prior year. The segment's operating margin increased 120 basis points due to increased profitability on precision targeting systems and certain repair contracts for heavy equipment transport trailers, as well as an overall improvement on various mobile environmental system programs.

        The precision targeting systems operating margin increased due to a favorable revenue mix consisting primarily of production type contracts. In the corresponding period in the prior year, revenue consisted primarily of less profitable service-type awards. Operating margin on repair contracts for heavy equipment transport trailers increased as a result of the receipt of additional contract awards resulting in procurement efficiencies. The increased profitability on mobile environmental system programs was attributed to redesign and rework efforts incurred during the corresponding period in the prior year, which resulted in cost growth. The design changes have been substantially completed, and the current period results have improved accordingly.

        The increased operating margin was partially offset by cost growth on a certain heavy duty tank trailer program, as a result of braking issues, and on mast-mounted multi-spectral surveillance systems as a result of repairing a unit damaged during testing.

Technical Services Segment

         Revenue    Revenues increased $9.9 million, or 5.8%, to $181.5 million for the three-month period ended June 30, 2008, as compared with the corresponding period in the prior year. Programs with significant year-over-year revenue increases are satellite-based communication services and Rapid Response programs. Revenues from satellite-based communication services increased as a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel. Revenues from the Rapid Response program continue to increase as a result of continued operational demand in Iraq and Afghanistan.

        Largely offsetting the revenue increases were decreases in power generation and distribution equipment and certain defense communication transmission system programs as the contracts were substantially completed in the prior year. We expect to recognize additional revenue on these programs as a result of newly awarded contracts.

         Operating Income    Operating income decreased $0.6 million, or 6.2%, to $9.5 million compared to the corresponding period in the prior year. Operating margin experienced a decrease of 70 basis points from the 5.9% earned in the corresponding period in the prior year. The decreased profitability was attributed to the substantial completion of the profitable power generation and distribution equipment contract during the prior year. In addition, selling, general and administrative expenses increased, as compared with the corresponding period in the prior year. The decreases were partially offset by increased revenue on the profitable satellite-based communication services program.

Other

        Operating loss increased $11.4 million from the prior-year corresponding period as a result of $11.5 million in investment banking, legal and consulting expenses related to the pending merger with Finmeccanica.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(7,875)	$527
Net cash used in investing activities	$(19,690)	$(13,889)
Net cash provided by (used in) financing activities	$1,043	$(48,450)

         Operating activities    During the quarter ended June 30, 2008, we used $7.9 million of operating cash flow, as compared to the $0.5 million of operating cash flow generated in the corresponding period in the prior year. Net earnings increased $10.2 million to $35.4 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities decreased $9.3 million over the corresponding period in the prior year, driven primarily by a decrease in deferred income taxes of $11.9 million, offset in part by increases in stock-based compensation and depreciation and amortization.

        Cash used resulting from changes in assets and liabilities was $66.7 million for the quarter. Inventories increased $48.6 million during the period, primarily driven by the TWS II program as we continued to procure new material to meet delivery schedule requirements. The remaining increase in inventory consisted primarily of costs incurred on tactical generator programs to meet prospective delivery requirements and an increase in combat display workstations inventory. Accrued expenses and other current liabilities decreased $14.8 million driven primarily by a decrease in the accrual for unrecognized tax benefits and payments for incentive compensation. The pension and postretirement benefit liability decreased $7.1 million, as payments exceeded pension expense for the period. Prepaid expenses and other current assets and other, net used $3.0 million and $0.8 million of cash, respectively, for the quarter.

        Cash provided from changes in assets and liabilities resulted from decreases in accounts receivable of $26.3 million and an increase in customer advances of $24.1 million. The cash provided by accounts receivable resulted from increased cash collections at various operating units. The cash generated from customer advances resulted from payments received on our satellite-based communication network and on our Horizontal Technology Integration programs.

         Investing activities    For the three-month period ended June 30, 2008, we used $19.7 million for capital asset expenditures, as compared with $13.9 million in the prior year. We expect capital expenditures of approximately $100 million to $110 million in fiscal 2009.

         Financing activities    For the three months ended June 30, 2008, financing activities provided net cash of $1.0 million, compared with $48.5 million utilized in the prior-year first quarter. Proceeds received from the exercise of stock options were offset by payments of long-term debt and dividends. In the prior year, we repaid $51.3 million in long-term debt.

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

        From time to time, we enter into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of June 30, 2008, $29.0 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.1 million and $0.5 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for our U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At June 30, 2008, we had $371.6 million of availability under our revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 4.75% as of June 30, 2008 (5.25% as of March 31, 2008). The carrying value of the Canadian Term Loan increased $0.1 million during the three months ended June 30, 2008, as a result of the strengthening of the Canadian dollar, compared with the U.S. dollar during that period.

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

        On or prior to February 1, 2010, the Convertible Notes may be converted by the holder into cash and, if applicable, shares of our common stock under certain circumstances (Conversion Rights) outlined in the indenture agreement. As of June 30, 2008 one of these Conversion Rights was triggered because the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of our common stock during the consecutive five trading-day period ended June 30, 2008. Consequently, we classified the Convertible Notes as current as of June 30, 2008. In the event of conversion, we would satisfy the bond principal payment using available cash on hand and borrowings under our revolving line of credit and would settle the conversion value utilizing shares of our common stock.

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the Company may have outstanding. As of June 30, 2008, the Company was in compliance with all covenants.

        Accrued interest expense at June 30, 2008 and March 31, 2008 was $29.2 million and $29.8 million, respectively.

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

         Dividends    On May 12, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on June 30, 2008 to stockholders of record as of June 13, 2008. Cash dividends paid for the three-month period ended June 30, 2008 were $1.2 million. On August 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 30, 2008 to stockholders of record as of September 15, 2008.

         Free cash flow    Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended June 30, 2008 was a deficit of $27.6 million, or $14.2 million less than a deficit of $13.4 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

         EBITDA    Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA) for the three-month period ended June 30, 2008 were $95.2 million, or $9.1 million more than the $86.1 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

         Off-Balance Sheet Financing Arrangements    We have $345 million of 2% senior convertible notes with a conversion price of $59.70 per share. Upon conversion, we would satisfy our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the notes in excess of the principal amount of the notes, as defined in the convertible debt agreement. The number of shares potentially issuable upon conversion are reflected in our diluted earnings per share for three month period ended June 30, 2008.

        In addition, there are 2.1 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $36.79 per share and 0.6 million of non-vested stock awards outstanding at June 30, 2008 that represent additional potential dilution.

        We have not entered into any other off-balance sheet financing arrangements.

         Contractual Obligations    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, acquisition earn-outs and purchase obligations. Except as discussed below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended March 31, 2008 have not changed materially since we filed that report.

        Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of liability for unrecognized tax benefits may decrease by up to $3.0 million within twelve months of June 30, 2008. We are unable to reasonably determine any amounts for years subsequent to June 30, 2008. See Note 4, Income Taxes in the notes to the unaudited condensed consolidated financial statements contained in this report.

         Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at June 30, 2008 was $3.72 billion, as compared with $3.61 billion at March 31, 2008. We booked $1.07 billion in new orders for the three-month period ended June 30, 2008.

         Internal Research and Development    In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended June 30, 2008 and 2007 were $16.6 million and $11.5 million, respectively.

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

	Three Months Ended June 30,
	2008	2007 (Restated)
	(in thousands)
Net earnings	$35,405	$25,204
Income taxes	16,919	14,260
Interest income	(300)	(559)
Interest and related expenses	23,471	28,710
Depreciation and amortization	19,730	18,513

EBITDA(A)	95,225	86,128
Income taxes	(16,919)	(14,260)
Interest income	300	559
Interest and related expenses	(23,471)	(28,710)
Deferred income taxes	(1,581)	10,292
Changes in assets and liabilities	(66,748)	(57,450)
Other, net	5,319	3,968

Net cash (used in) provided by operating activities	(7,875)	527
Capital expenditures	(19,691)	(13,893)

Free cash flow(B)	$(27,566)	$(13,366)

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

OTHER MATTERS

  New Accounting Pronouncements

        New accounting pronouncements have been issued, which are not effective until after June 30, 2008. For further discussion of new accounting standards, see Note 19 to our Consolidated Financial Statements in Item 1.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for a discussion of the Company's exposure to market risks.

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

         (b) Management's Report on Internal Control Over Financial Reporting    As of March 31, 2008, management had assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management had identified a material weakness. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the aforementioned assessment, the following material weakness was identified in the Company's internal control over financial reporting for the fiscal year ended March 31, 2008:

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

        Subsequent to March 31, 2008, but effective for the fourth quarter of fiscal 2008, management required every operating unit to perform a subsequent events assessment that considers the financial statement impact of events occurring after the quarter-end date, but before the Company's anticipated filing date of its financial statements. In addition to re-asserting the representations made in an original representation letter (typically due 20 days after period-end), business unit management is required to pay particular attention to the accuracy of program estimates-at-completion, collectability of billed and unbilled accounts receivable, recoverability of pre-contract costs, the carrying value or classification of assets and liabilities, and any operating irregularities. This process is now in place and is occurring quarterly.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that materially have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals totaling $3.0 million at June 30, 2008 and March 31, 2008 for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at June 30, 2008, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, we believe that any amounts exceeding our recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Inc., Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and may perform the EE/CA itself, or negotiate directly with another potentially responsible party for the performance of the EE/CA. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. We believe that we have legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

        In July 2008, ESSI's former Chairman of the Board and Chief Executive Officer and former Chief Financial Officer each pleaded guilty to falsifying (or causing the falsification of) the records of a publicly traded company. In connection with their respective pleas, ESSI's former Chairman of the Board and Chief Executive Officer admitted that he knowingly and intentionally signed falsely dated stock option award letters and ESSI's former Chief Financial Officer admitted that he caused such falsely dated award letters to be issued to stock option recipients. Under their respective plea agreements, criminal penalties are to be determined in accordance with the federal sentencing guidelines (which provide for a presumptive incarceration range of 15 to 21 months) but may be adjusted downward by the sentencing judge. ESSI's former Chairman of the Board and Chief Executive Officer and former Chief Financial Officer also agreed to make restitution payments of approximately $7.9 million and $1.8 million, respectively. The remaining charges against these former executives and the indictment issued against ESSI's former Chairman of the Board and Chief Executive Officer's son (who was also a member of ESSI's Board of Directors and Compensation Committee) were dismissed.

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

        In May 2008, we were notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in DRS securities prior to the public announcement that Finmeccanica and the Company had entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire us for $81.00 per share subject to the terms thereof. In each case, we were asked to provide certain documents and information. We were advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised us that it was engaged in a fact gathering process and that no inference of impropriety should be inferred.

        In May 2008, a plaintiff filed a putative class action lawsuit against us and the members of our board of directors in the Superior Court of the State of New Jersey, challenging the transactions contemplated by the merger agreement and alleging breaches of fiduciary duty. In June 2008, the defendants filed a motion to dismiss the complaint in its entirety, a motion for a protective order to stay discovery, and a motion to transfer the action from the Law Division to the Chancery Division, General Equity. On July 11, 2008, the plaintiff filed a motion for leave to amend his complaint. The Court granted this motion on July 16, 2008, transferred the action from the Law Division to the Chancery Division, General Equity, and stayed certain matters in the case. The amended complaint asserts a claim for breach of fiduciary duties against the director defendants and a claim for aiding and abetting breach of fiduciary duties against us and our general counsel. The amended complaint alleges, among other things, that the proposed transaction arises out of a flawed process. The plaintiff also alleges that our preliminary proxy statement, filed with the SEC on June 13, 2008, contained misleading disclosures and/or omits certain material information. The plaintiff seeks, among other things, an order enjoining the defendants from consummating the transaction and directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. On July 25, 2008, the defendants moved to dismiss the amended complaint in its entirety for failure to state a claim. We believe that the claims asserted by the plaintiff in the amended complaint are wholly without merit and intend to defend vigorously against the action.

Item 1A.    Risk Factors

        In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3 and 4 are not applicable and have been omitted.

Item 5.    Other Information

        On August 7, 2008, the Company named Robert F. Mehmel, age 46, President, retaining the position of Chief Operating Officer of the corporation. As President he will continue to report to Mark S. Newman who previously served in that capacity since 1994. Mr. Newman retains the positions of Chairman of the Board and Chief Executive Officer of DRS.

        Mr. Mehmel has been our Executive Vice President, Chief Operating Officer, since May 2006. He joined us as Executive Vice President, Business Operations and Strategy, in January 2001. Before joining DRS, he was Director, Corporate Development, at Jabil Circuit, Inc. Prior to that, he was Vice President, Planning, at L-3 Communications Corporation from its inception in April 1997 until June 2000. Earlier, Mr. Mehmel held various positions in divisional and corporate financial management with Lockheed Martin Corporation, Loral Corporation and Lear Siegler, Inc.

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

DRS TECHNOLOGIES, INC.
/S/ RICHARD A. SCHNEIDER Richard A. Schneider
Date: August 8, 2008	Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Index to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet As of June 30, 2008 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended June 30, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended June 30, 2007 (in thousands) (Restated)
Condensed Consolidating Statements of Cash Flows Three Months Ended June 30, 2008 (in thousands)
Condensed Consolidating Statements of Cash Flows Three Months Ended June 30, 2007 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES