Form 10-Q
period 2008-09-30
DRS TECHNOLOGIES INC
filed 2008-11-07
CIK 28630

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 22, 2008, there were 1,000 shares of common stock, with a par value of $0.01, outstanding of the registrant. As of that date, all such shares were owned by Meccanica Holdings USA, Inc., a Delaware corporation and wholly-owned subsidiary of Finmeccanica—Societá per azioni, a societá per azioni organized under the laws of Italy.

        The registrant is no longer subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, but will continue to file annual, quarterly and current reports with the Commission as a voluntary filer to fulfill its obligations under the indentures governing its 6 7/8% Senior Subordinated Notes due 2013, 6 5/8% Senior Notes due 2016 and 7 5/8% Senior Subordinated Notes due 2018.

 DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per-share data)
(Unaudited)

	September 30, 2008	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$117,565	$86,251
Accounts receivable, net of allowance for doubtful accounts of $3,136 and $2,819 as of September 30, 2008 and March 31, 2008, respectively	576,127	574,129
Inventories, net	407,236	437,709
Prepaid expenses, deferred income taxes and other current assets	117,268	127,466

Total current assets	1,218,196	1,225,555

Property, plant and equipment, less accumulated depreciation of $239,218 and $220,986 at September 30, 2008 and March 31, 2008, respectively	272,214	255,677
Acquired intangible assets, net	153,126	167,774
Goodwill	2,619,130	2,624,589
Deferred income taxes and other noncurrent assets	37,006	42,440

Total assets	$4,299,672	$4,316,035

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings and current installments of long-term debt	$350,524	$5,384
Accounts payable	279,979	357,859
Accrued expenses and other current liabilities	500,959	507,550

Total current liabilities	1,131,462	870,793
Long-term debt, excluding current installments	1,279,627	1,627,468
Other liabilities	113,514	134,168

Total liabilities	2,524,603	2,632,429

Commitments and contingencies
Stockholders' equity
Preferred stock, $10 par value per share. Authorized 2,000,000 shares; none issued at September 30, 2008 and March 31, 2008	—	—
Common Stock, $.01 par value per share. Authorized 100,000,000 shares; 41,629,231 and 41,373,509 shares issued at September 30, 2008 and March 31, 2008, respectively	415	414
Additional paid-in capital	1,150,568	1,129,924
Retained earnings	612,276	537,130
Accumulated other comprehensive earnings	11,810	16,138

Total stockholders' equity	1,775,069	1,683,606

Total liabilities and stockholders' equity	$4,299,672	$4,316,035

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007 (Restated)
Revenues:
Products	$752,130	$585,505	$1,473,326	$1,122,330
Services	234,962	198,264	465,632	397,069

Total revenues	987,092	783,769	1,938,958	1,519,399
Costs and expenses:
Products	684,639	512,536	1,335,494	994,662
Services	208,109	179,104	421,424	364,430
Merger-related expenses (Note 1)	5,074	—	16,621	—

Total costs and expenses	897,822	691,640	1,773,539	1,359,092

Operating income	89,270	92,129	165,419	160,307
Interest income	551	380	851	939
Interest and related expenses	24,361	28,106	47,832	56,816
Other expense, net	427	217	667	287

Earnings before noncontrolling interests and income taxes	65,033	64,186	117,771	104,143
Noncontrolling interests	293	586	707	1,079

Earnings before income taxes	64,740	63,600	117,064	103,064
Income taxes	21,770	20,566	38,689	34,826

Net earnings	$42,970	$43,034	$78,375	$68,238

Net earnings per share of common stock:
Basic earnings per share:	$1.05	$1.06	$1.91	$1.69
Diluted earnings per share:	$0.99	$1.04	$1.82	$1.65
Dividends per common share	$0.03	$0.03	$0.06	$0.06

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007 (Restated)
Cash Flows from Operating Activities
Net earnings	$78,375	$68,238
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	39,925	37,360
Share-based compensation	7,253	5,128
Deferred income taxes	1,708	15,003
Inventory reserve and provision for doubtful accounts	2,038	2,123
Amortization and write-off of deferred financing fees	2,967	3,174
Curtailment gain	—	(11,719)
Other, net	(2,515)	869
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,084)	23,387
Decrease (increase) in inventories	27,750	(47,993)
(Increase) decrease in prepaid expenses and other current assets	(8,069)	4,322
Decrease in accounts payable	(73,570)	(40,064)
Decrease in accrued expenses and other current liabilities	(8,401)	(27,231)
Increase in customer advances	7,202	32,670
Decrease in pension and postretirement benefit liabilities	(8,619)	(7,257)
Other, net	5,635	2,731

Net cash provided by operating activities	68,595	60,741
Cash Flows from Investing Activities
Capital expenditures	(44,272)	(32,497)
Disposition of property, plant and equipment	1	48

Net cash used in investing activities	(44,271)	(32,449)
Cash Flows from Financing Activities
Borrowings on revolving line of credit	265,000	215,000
Repayments of revolving line of credit	(265,000)	(215,000)
Borrowings of short-term debt	201	—
Borrowings of long-term debt	580	—
Repayments of long-term debt	(2,685)	(77,715)
Excess tax benefit realized from share-based payment arrangements	3,923	2,772
Proceeds from stock option exercises	8,899	4,815
Dividends paid	(2,477)	(2,449)
Other	110	245

Net cash provided by (used in) financing activities	8,551	(72,332)
Effect of exchange rates on cash and cash equivalents	(1,561)	478

Net increase (decrease) in cash and cash equivalents	31,314	(43,562)
Cash and cash equivalents, beginning of period	86,251	95,833

Cash and cash equivalents, end of period	$117,565	$52,271

See accompanying Notes to the Consolidated Financial Statements.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1. Description of Business

        DRS Technologies, Inc. (hereinafter, DRS or the Company), is a supplier of defense electronic products, systems and military support services. The Company provides high-technology products and services to all branches of the U.S. military, major aerospace and defense prime contractors, government intelligence agencies, international military forces and industrial markets. The Company focuses on several key areas of importance for the U.S. Department of Defense (DoD), such as intelligence, surveillance, reconnaissance, power management, advanced communications and network systems. DRS is a provider of thermal imaging devices, combat display workstations, electronic sensor systems, power systems, battlefield digitization systems, air combat training systems, mission recorders, deployable flight incident recorders, environmental and telecommunication systems, aircraft loaders, military trailers and shelters. The Company also provides support services, including security and asset protection system services, telecommunication and information technology services, training and logistics support services for all branches of the U.S. armed forces, certain foreign militaries, homeland security forces and selected government and intelligence agencies.

  Recent Events

        On October 22, 2008, pursuant to a definitive merger agreement dated May 12, 2008 (the Merger Agreement) among DRS Technologies, Inc., Finmeccanica—Societá per azioni, a societá per azioni organized under the laws of Italy (Finmeccanica) and Dragon Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Finmeccanica (Sub), Sub merged with and into the Company (the Merger). The Company survived the Merger and, as a result, became a wholly-owned subsidiary of Meccanica Holdings USA, Inc. (Holdings), a Delaware corporation and wholly-owned subsidiary of Finmeccanica.

        In connection with the closing of the Merger, pursuant to the Merger Agreement, the Company has notified the New York Stock Exchange that each share of the Company's common stock, $0.01 par value per share, has been converted into the right to receive $81.00 in cash, without interest, and has requested that the New York Stock Exchange file with the Securities and Exchange Commission (the SEC) an application on Form 25 to strike DRS's common stock from listing and registration thereon. In addition, the Company filed with the SEC on October 22, 2008 a Certification on Form 15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), requesting that DRS's common stock be deregistered and that DRS's reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended. The Company is filing this Form 10-Q voluntarily to satisfy its reporting obligations under its indentures referred to on the cover page of this Form 10-Q.

        In the three- and six-month periods ended September 30, 2008, the Company incurred $5.1 million and $16.6 million, respectively, in investment banking, legal and consulting expenses related to the Merger.

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

(Unaudited)

2. Basis of Presentation (Continued)

(consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2008, the results of its operations for the three- and six-month periods ended September 30, 2008 and 2007, and its cash flows for the six-month periods ended September 30, 2008 and 2007. The results of operations and cash flows for the interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2008, which are included in the Company's filing on Form 10-K for the year ended March 31, 2008.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, costs to complete performance on a contract, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, share-based employee compensation costs, recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, income taxes, including the valuation of deferred tax assets and liabilities, the valuation of unrecognized tax benefits, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of DRS Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2008.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Restatement of Previously Issued Consolidated Financial Statements (Continued)

        The following table sets forth the effects of the restatement adjustment on the consolidated statement of earnings for the six-month period ended September 30, 2007.

	Six Months Ended September 30, 2007
	As Previously Reported	Adjustment	As Restated
	(in thousands except per share amounts)
Consolidated Statement of Earnings:
Costs and expenses—Products	$1,031,506	$(36,844)	$994,662
Total costs and expenses	$1,395,936	$(36,844)	$1,359,092
Operating income	$123,463	$36,844	$160,307
Earnings before noncontrolling interests and income taxes	$67,299	$36,844	$104,143
Earnings before income taxes	$66,220	$36,844	$103,064
Income taxes	$21,536	$13,290	$34,826
Net earnings	$44,684	$23,554	$68,238
Basic earnings per share	$1.10	$0.58	$1.69
Diluted earnings per share	$1.08	$0.57	$1.65

        The restatement adjustment did not affect the reported amounts of net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six-month period ended September 30, 2007.

        As a result of the adjustment discussed above, modifications were required to previously filed footnotes: Notes 6, 10, 11, 13 and 18.

4. Income Taxes

        The provision for income taxes for the three- and six-month periods ended September 30, 2008 reflected an effective income tax rate of approximately 33.6% and 33.0%, respectively, as compared with 32.3% and 33.8%, respectively, in the same periods last year. Our effective tax rate for the three- and six-month periods ended September 30, 2008 decreased primarily due to a favorable settlement with the Internal Revenue Service (IRS), concerning its examination of our federal income tax returns for the years ended March 31, 2002, 2003 and 2004, which was partially offset by an increase in the effective tax rate due to the expiration of the research and development credit effective December 31, 2007.

        As a result of the audit and expiration of federal and state statute of limitations, the Company paid approximately $5.5 million, which included interest of approximately $1.3 million, and recorded a discrete tax benefit of approximately $4.4 million, an adjustment to goodwill of approximately $3.1 million, an adjustment to additional paid in capital of $0.1 million with the remainder impacting deferred tax assets, deferred tax liabilities and income taxes payable.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Income Taxes (Continued)

        A reconciliation of the change in our unrecognized tax benefits for the six months ended September 30, 2008 follows:

Balance as of April 1, 2008	$29,154
Increase related to current-year positions	657
Decrease due to changes in prior-year positions	8,643
Decrease due to settlements with taxing authorities	4,395
Decrease due to expiration of statute of limitations	2,207

Balance as of September 30, 2008	$14,566

        The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain costs and intercompany transactions, as well as other matters. At September 30, 2008, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign income tax matters was approximately $14.6 million. Upon settlement of the Company's unrecognized tax benefits, approximately $6.9 million would impact goodwill and additional paid-in-capital, if recognized, and $7.7 million would impact our effective tax rate, if recognized. Additionally, the impact of accrued interest on unrecognized tax benefits would be approximately $0.7 million, if recognized.

        Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $0.2 million within 12 months of September 30, 2008.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the Act) was signed into law. The Act contains certain provisions that retroactively extend through December 31, 2009 the research and development tax credit that expired on December 31, 2007. The retroactive impact of this credit on the Company's income tax provision is estimated to be approximately $1.6 million, which will be recorded in the third quarter of fiscal 2009.

5. Share-Based Compensation

        The Company recorded total share-based costs related to stock options and non-vested stock of $3.2 million and $6.9 million for the three- and six-month periods ended September 30, 2008, respectively, and $3.9 million and $6.6 million for the three- and six-month periods ended

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Share-Based Compensation (Continued)

September 30, 2007, respectively. Such amounts were recognized in the consolidated financial statements as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Total cost of share-based payment plans	$3,212	$3,866	$6,902	$6,555
Amounts capitalized in inventory	(2,109)	(2,340)	(4,643)	(3,715)
Amounts charged against earnings for amounts previously capitalized in inventory	2,534	1,375	4,994	2,288

Amounts charged against earnings before income tax benefit	$3,637	$2,901	$7,253	$5,128

         Stock Options    The following table summarizes information regarding the Company's stock option activity and amounts as of and for the six months ended September 30, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2008	2,152,418	$36.54
Granted	—	—
Exercised	253,697	$35.08
Cancelled/forfeited	(2,000)	$37.29

Outstanding at September 30, 2008	1,896,721	$36.74	5.54	$75,887

Vested and expected to vest at September 30, 2008(1)	1,888,566	$36.68	5.52	$75,681

Exercisable at September 30, 2008	1,520,383	$33.96	5.01	$65,055

(1)
Represents outstanding options reduced by expected forfeitures.

        The aggregate intrinsic values, disclosed in the table above, represent the difference between DRS's closing stock price on the last trading day of the second quarter (September 30, 2008) and the exercise price, multiplied by the number of in-the-money stock options for each category.

        The total intrinsic values of stock options exercised, based on the difference between DRS's stock price at the time of exercise and the related exercise price, during the six-month periods ended September 30, 2008 and 2007 was $10.4 million and $8.9 million, respectively. Total compensation cost related to stock options was $1.1 million and $2.3 million for the three- and six-month periods ended September 30, 2008, respectively, and $1.6 million and $2.9 million for the three- and six-month periods ended September 30, 2007, respectively. At September 30, 2008, unrecognized compensation costs related to stock options were $5.0 million ($3.0 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.2 years.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Share-Based Compensation (Continued)

        The estimated weighted average grant date fair value of each stock option awarded was $20.91 and $20.99 for the three- and six-month periods ended September 30, 2007, respectively. There were no stock option grants in the three- and six-month periods ended September 30, 2008.

        On October 22, 2008, all options were converted into the right to receive $81.00 per share less the exercise price of each stock option.

         Non-Vested Stock and Non-Vested Stock Units    Non-vested stock was granted to certain employees, as permitted under the 2006 Omnibus Plan in the names of the employees, who had all the rights of stockholders, subject to certain restrictions. Non-vested stock units were granted in the names of the employees; however, the participants had no rights as stockholders. These non-vested stock units were redeemable for DRS common stock once a three-year cliff vesting period had been satisfied. The cost of the grants, as determined by the market prices of the common stock at the grant dates, net of expected forfeitures, was recognized over the vesting periods.

        Compensation cost for non-vested stock awards for the three- and six-month periods ended September 30, 2008 was $2.1 million and $4.6 million, respectively, and $2.3 million and $3.7 million for the three- and six-month periods ended September 30, 2007, respectively. As of September 30, 2008, total unrecognized compensation costs related to non-vested stock awards were $11.7 million ($7.1 million after income taxes), and that amount is expected to be recognized over a weighted average remaining period of 1.6 years.

        The following table details the activity in non-vested stock awards for the six months ended September 30, 2008.

	Six Months Ended September 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested—Balance at March 31, 2008	602,875	$51.94
Granted	1,911	$78.48
Vested	(129,225)	$50.19
Forfeited/cancelled	(5,241)	$52.28

Nonvested—Balance at September 30, 2008	470,320	$52.52

        On October 22, 2008, all non-vested stock vested as a result of the Merger. In addition all nonvested stock units were converted into the right to receive $81.00 per unit.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Inventories

        Inventories are summarized as follows:

	September 30, 2008	March 31, 2008
	(in thousands)
Work-in-process	$542,057	$550,323
General and administrative costs	54,144	64,521
Raw material and finished goods	58,925	61,961

	655,126	676,805
Less: Progress payments and certain customer advances	238,325	231,093
Inventory reserve	9,565	8,003

Total	$407,236	$437,709

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

        Total expenditures for IRAD amounted to approximately $17.9 million and $14.1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $34.5 million and $25.5 million, respectively, for the six-month periods then ended.

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

        The Company believes that accounting for allowable G&A costs as contract costs is consistent with industry practice and supported by authoritative accounting literature, as outlined in the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, and Chapter 4 of Accounting and Research Bulletin (ARB) 43, Restatement and Revision of Accounting Research Bulletins.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Inventories (Continued)

        The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and changes to them, including amounts used in the determination of costs and expenses. The cost data in the table below does not include the G&A, IRAD and B&P costs for the Company's non-government contractor operating units, which are expensed as incurred:

			Six Months Ended September 30,
	Three Months Ended September 30,
				2007 (Restated)
	2008	2007	2008
	(in thousands)
Balance in inventory at beginning of period	$57,280	$69,076	$64,521	$60,485
Add: Incurred costs	98,010	91,449	211,689	189,322
Less: Amounts included in costs and expenses	(101,146)	(89,708)	(222,066)	(178,990)

Balance in inventory at end of period	$54,144	$70,817	$54,144	$70,817

        General and administrative expenses related to the Company's non-government contractor operating units amounted to $45.3 million and $29.0 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $101.9 million and $71.7 million, respectively, for the six-month periods then ended.

        During the fourth quarter of fiscal 2007, the Company recorded a $40.3 million charge to operations for an anticipated loss on the Thermal Weapon Sight II (TWS II) program. The most significant component of the charge was a result of the estimated cost of new material following design modifications, as well as the write-off of certain inventory. As a result of the design changes, the Company also transferred $30.0 million of saleable product and components from the TWS II program to inventory during the fourth quarter of fiscal 2007. In addition to the inventory transferred in the fourth quarter of fiscal 2007, the Company transferred $7.1 million of additional saleable components from the TWS II program to inventory in the second quarter of fiscal 2009. The TWS II transferred inventory is valued at the lower of cost or market.

        The Company believes that the transferred inventory will be sold primarily through international distribution channels. The sale of certain products outside of the United States is highly regulated, and any inability to obtain the requisite licenses or comply with applicable government export regulations may affect the Company's ability to export the transferred inventory. If the Company is precluded from selling the transferred inventory to certain international customers and/or is unable to generate sufficient domestic revenues, the value of the transferred inventory may be required to be written down or written off in a future period. Such a write-down or write-off could be material to the results of operations in any one period. As of September 30, 2008 and March 31, 2008, approximately $19.6 million and $21.3 million respectively, of transferred inventory remained with the Company.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

7. Goodwill and Intangible Assets

        The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from March 31, 2008 to September 30, 2008.

	C4I	RSTA	Sustainment Systems	Technical Services	Total
	(in thousands)
Balance as of March 31, 2008	$661,531	$180,114	$1,051,075	$731,869	$2,624,589
Settlement of 2002-2004 IRS audits	(2,549)	(99)	(234)	(234)	(3,116)
Foreign currency translation adjustment	(2,116)	—	(227)	—	(2,343)

Balance as of September 30, 2008	$656,866	$180,015	$1,050,614	$731,635	$2,619,130

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of September 30, 2008 and March 31, 2008. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of September 30, 2008
Technology-based intangibles	18 years	$47,863	$(21,393)	$26,470
Customer and program/contract-related intangibles	11 years	214,509	(87,853)	126,656

Total		$262,372	$(109,246)	$153,126

As of March 31, 2008
Technology-based intangibles	18 years	$47,879	$(19,945)	$27,934
Customer and program/contract-related intangibles	11 years	214,536	(74,696)	139,840

Total		$262,415	$(94,641)	$167,774

        The aggregate acquired intangible asset amortization expense for the three-month periods ended September 30, 2008 and 2007 was $7.3 million, and for the six-month periods ended September 30, 2008 and 2007 was $14.7 million and $14.6 million, respectively. The estimated acquired intangible asset annual amortization expense is expected to be approximately $29.2 million for fiscal year 2009, $28.3 million for fiscal year 2010, $27.5 million for fiscal year 2011, $14.0 million for fiscal year 2012 and $13.6 million for fiscal year 2013.

8. Product Warranties

        Product warranty costs generally are accrued when the covered products are delivered to the customer. Product warranty costs are recognized based on the terms of the product warranty and the related estimated costs, considering historical claims experience. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires, and otherwise may be modified as specific product performance issues are identified and resolved. The table below presents the changes in the

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Product Warranties (Continued)

Company's accrual for product warranties for the six months ended September 30, 2008 and 2007, which are included in accrued expenses and other current liabilities.

	Six Months Ended September 30,
	2008	2007
	(in thousands)
Balance at beginning of period	$43,613	$31,180
Accruals for product warranties issued during the period	13,513	12,584
Settlements made during the period	(14,782)	(8,987)
Other	(233)	320

Balance at end of period	$42,111	$35,097

9. Debt

	September 30, 2008	March 31, 2008
	(in thousands)
Credit Facility:
Revolving line of credit	$—	$—
Term loan	118,124	119,499
Canadian Term Loan	5,969	7,273
6 5/8% Senior Notes due 2016	350,000	350,000
7 5/8% Senior Subordinated Notes due 2018	250,000	250,000
6 7/8% Senior Subordinated Notes due 2013	550,000	550,000
2.0% Convertible Senior Notes due 2026	345,000	345,000
Unamortized Bond Premium on 6 7/8% Senior Subordinated Notes	5,757	6,323
Other obligations	5,301	4,757

	1,630,151	1,632,852
Less:
Short-term borrowings and current installments of long-term debt	350,524	5,384

Total long-term debt	$1,279,627	$1,627,468

        The weighted average interest rate on the Company's term loan borrowings was 4.9% as of September 30, 2008 (4.4% as of March 31, 2008). At September 30, 2008 and March 31, 2008, there were no outstanding revolving line of credit borrowings against the Credit Facility.

        The Company has entered into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments it has received from its customers. As of September 30, 2008, $27.2 million was contingently payable under letters of credit

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

9. Debt (Continued)

and bank guarantees. Of this amount, approximately $0.1 million and $0.5 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under the Company's revolving line of credit. At September 30, 2008, the Company had $373.4 million of availability under its revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 4.75% as of September 30, 2008 (5.25% as of March 31, 2008). The carrying value of the Canadian Term Loan decreased $0.2 million during the six months ended September 30, 2008 due to the weakening of the Canadian dollar.

        As of September 30, 2008, the Convertible Senior Notes (Convertible Notes) were convertible because the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of the Company's common stock during the consecutive five trading-day period ended September 30, 2008. Consequently, the Company classified the Convertible Notes as current as of September 30, 2008. In the event the notes were converted prior to the Merger, the Company would have satisfied the bond principal payment using available cash on hand and borrowings under the Company's revolving line of credit and would have settled the conversion value in excess of par by using shares of the Company's common stock. See Subsequent Events Note 20 for further details on the Convertible Notes.

        Accrued interest expense at September 30, 2008 and March 31, 2008 was $25.3 million and $29.8 million, respectively.

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that the Company may have outstanding. As of September 30, 2008, the Company was in compliance with all covenants.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007 (Restated)
	(in thousands, except per-share data)
Basic EPS computation
Net earnings	$42,970	$43,034	$78,375	$68,238

Weighted average common shares outstanding	41,061	40,525	40,951	40,453

Basic earnings per share	$1.05	$1.06	$1.91	$1.69
Diluted EPS computation
Net earnings	$42,970	$43,034	$78,375	$68,238

Diluted common shares outstanding
Weighted average common shares outstanding	41,061	40,525	40,951	40,453
Stock options and non-vested awards	970	835	981	854
Convertible debt	1,372	—	1,144	—

Diluted common shares outstanding	43,403	41,360	43,076	41,307

Diluted earnings per share	$0.99	$1.04	$1.82	$1.65

        At September 30, 2007, there were 246,969 options to acquire DRS common stock outstanding with an average exercise price greater than $52.77 per option that are excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS. There were no antidilutive options at September 30, 2008.

        For the three- and six-month periods ended September 30, 2008, DRS's 2% Convertible Senior Notes due 2026 increased average diluted shares outstanding by 1,371,586 and 1,143,567, respectively, because the average stock price was greater than $59.70 per share for the period. For the three- and six-month period ended September 30, 2007, the 2% Convertible Senior Notes had no impact on diluted EPS because the average stock price during such period was below $59.70.

11. Comprehensive Earnings

        The components of comprehensive earnings for the three- and six-month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007 (Restated)
	(in thousands)
Net earnings	$42,970	$43,034	$78,375	$68,238
Other comprehensive earnings:
Foreign currency translation adjustments	(5,220)	3,278	(4,723)	6,813
Minimum pension liability, net of income taxes	470	1,418	395	1,253

Comprehensive earnings	$38,220	$47,730	$74,047	$76,304

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

12. Pensions and Other Employee Benefits

        The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three- and six-month periods ended September 30, 2008 and 2007. These plans are more fully described in Note 13 to the Company's Consolidated Financial Statements for the year ended March 31, 2008.

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$897	$1,728	$92	$120	$288	$146
Interest cost	3,737	3,653	334	332	363	361
Expected return on plan assets	(4,554)	(4,065)	(71)	(62)	—	—
Amortization of unrecognized (gain) loss	(40)	102	(54)	(35)	(26)	41
Amortization of transition obligation	—	—	32	28	—	—
Amortization of unrecognized prior-service cost	23	3	(6)	(6)	194	194
Curtailment gain	—	(11,719)	—	—	—	—

Net periodic benefit cost	$63	$(10,298)	$327	$377	$819	$742

	Funded Pension Plans		Postretirement Benefit Plans		Unfunded Supplemental Retirement Plans
	Six Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$1,794	$3,456	$184	$240	$576	$292
Interest cost	7,474	7,306	668	664	726	721
Expected return on plan assets	(9,108)	(8,130)	(142)	(124)	—	—
Amortization of unrecognized (gain) loss	(80)	204	(108)	(70)	(52)	82
Amortization of transition obligation	—	—	64	56	—	—
Amortization of unrecognized prior-service cost	46	6	(12)	(12)	388	388
Curtailment gain	—	(11,719)	—	—	—	—

Net periodic benefit cost	$126	$(8,877)	$654	$754	$1,638	$1,483

        The Company expects to contribute $17.0 million and $1.7 million to its pension and postretirement plans, respectively, during the fiscal year ended March 31, 2009, of which $10.2 million and $0.8 million, respectively, were contributed during the six-month period ended September 30, 2008.

        As of result of the Merger on October 22, 2008, one of the Company's Supplemental Retirement Plans was terminated, with its participants receiving their change in control benefits. The Company expects the termination of the plan will result in a $17.4 million settlement loss and $0.1 million curtailment loss in the Company's fiscal 2009 third quarter.

        On April 1, 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standard (SFAS) SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 will require the Company to measure plan assets and benefit obligations as of March 31 of each year. The Company previously performed this measurement at December 31 of each year. As a result of implementing the measurement date provisions of SFAS

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

12. Pensions and Other Employee Benefits (Continued)

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

	C4I	RSTA	Sustainment Systems	Technical Services	Other	Total
	(in thousands)
Three Months Ended September 30, 2008
Total revenues	$369,821	$303,064	$141,443	$195,494	$—	$1,009,822
Intersegment revenues	(17,855)	(1,582)	(2,028)	(1,265)	—	(22,730)

External revenues	$351,966	$301,482	$139,415	$194,229	$—	$987,092

Operating income (loss)	$34,377	$23,789	$18,302	$16,114	$(3,312)	$89,270
Total assets	$1,378,526	$450,440	$1,305,456	$962,902	$202,348	$4,299,672
Depreciation and amortization	$6,624	$3,824	$4,665	$3,705	$1,377	$20,195
Capital expenditures	$5,253	$7,589	$2,253	$4,858	$4,628	$24,581
Three Months Ended September 30, 2007
Total revenues	$313,545	$190,898	$114,399	$173,553	$—	$792,395
Intersegment revenues	(4,120)	(2,128)	(2,038)	(340)	—	(8,626)

External revenues	$309,425	$188,770	$112,361	$173,213	$—	$783,769

Operating income (loss)	$34,083	$18,416	$25,225	$14,653	$(248)	$92,129
Total assets	$1,257,623	$445,173	$1,312,008	$965,935	$171,656	$4,152,395
Depreciation and amortization	$6,102	$3,430	$4,359	$3,561	$1,395	$18,847
Capital expenditures	$6,112	$3,416	$1,995	$6,079	$1,002	$18,604
Six Months Ended September 30, 2008
Total revenues	$751,500	$567,692	$289,988	$377,715	$—	$1,986,895
Intersegment revenues	(34,950)	(8,094)	(2,904)	(1,989)	—	(47,937)

External revenues	$716,550	$559,598	$287,084	$375,726	$—	$1,938,958

Operating income (loss)	$71,138	$49,518	$34,021	$25,629	$(14,887)	$165,419
Total assets	$1,378,526	$450,440	$1,305,456	$962,902	$202,348	$4,299,672
Depreciation and amortization	$12,985	$7,294	$9,442	$7,581	$2,623	$39,925
Capital expenditures	$15,069	$11,083	$4,696	$8,263	$5,161	$44,272
Six Months Ended September 30, 2007 (Restated)
Total revenues	$616,766	$345,689	$230,429	$346,357	$—	$1,539,241
Intersegment revenues	(8,949)	(3,335)	(6,039)	(1,519)	—	(19,842)

External revenues	$607,817	$342,354	$224,390	$344,838	$—	$1,519,399

Operating income (loss)	$65,988	$34,134	$35,798	$24,795	$(408)	$160,307
Total assets	$1,257,623	$445,173	$1,312,008	$965,935	$171,656	$4,152,395
Depreciation and amortization	$12,034	$6,798	$8,766	$7,020	$2,742	$37,360
Capital expenditures	$13,999	$5,005	$3,366	$6,775	$3,352	$32,497

        The operating loss for "Other" for the three- and six-month periods ended September 30, 2008 was primarily due to $5.1 and $16.6 million, respectively, in investment banking, legal and consulting-related expenses associated with the Merger.

        On October 24, 2008, the Company implemented a new organizational structure that realigned its four segments (C4I, RSTA, Sustainment Systems and Technical Services) into five operating groups: Reconnaissance Surveillance and Target Acquisition Group, Tactical Systems Group, Power and Environmental Systems Group, Command, Control and Computers Group; and Technical Services, Intelligence and Advanced Systems Group.

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

14. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2008	2007
Cash paid for:
Interest	$50,013	$54,306
Income taxes	$39,402	$35,030
Supplemental disclosure of significant non-cash investing activities:
Acquisition earn-out—Codem Systems, Inc.	$—	$2,638
Acquisition earn-out—WalkAbout Computer Systems, Inc.	$—	$160
Contribution of fixed assets to joint venture	$—	$429
Fixed assets vouchered but not paid	$1,267	$1,869
Non-monetary exchange of fixed assets	$2,656	$—

15. Cash Dividends on DRS Common Stock

        On August 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 30, 2008 to stockholders of record as of September 15, 2008. Cash dividends paid for the three- and six-month periods ended September 30, 2008 were $1.2 million and $2.5 million, respectively.

16. Contingencies

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against the Company and certain of the Company's subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. The Company had recorded accruals for losses related to those matters that the Company considers to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at September 30, 2008, the precise amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect the Company's financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on the Company's results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and has announced that it will perform the EE/CA itself. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. The Company believes that it has legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

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

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop-work order relating to ESSI's Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. ESSI has received no additional subpoenas or requests for information from the SEC on these subject matters since May 2006.

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

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial Officer and former Controller had each participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme. The pending SEC actions were consolidated and stayed at the request of the U.S. Attorney's office pending resolution of related criminal proceedings. ESSI's former Chief Financial Officer represented in an October 2008 court filing that he had agreed to pay a civil penalty to the SEC of $400,000.

        In March 2007, ESSI's former Controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded. This former ESSI executive is expected to be sentenced in November 2008.

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

        On October 3, 2008, ESSI's former Chairman of the Board and Chief Executive Officer was sentenced to probation for a term of three years, and ordered to serve forty hours of community service and pay approximately $7.9 million in restitution. On October 17, 2008, ESSI's former Chief Financial Officer was sentenced to fifteen months in prison and two years of supervised release thereafter. He also was ordered to pay approximately $1.8 million in restitution and a penalty of approximately $4 million.

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

        In May 2008, the Company was notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in DRS securities prior to the public announcement that Finmeccanica S.p.A. and the Company had entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire the Company for $81 per share subject to the terms thereof. In each case, the Company has been asked to provide certain documents and information. In May 2008, the Company was advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised the Company that it was engaged in a fact gathering process and that no inference of impropriety should be inferred. The SEC subsequently filed an action in the Southern District of New York captioned SEC v. One or More Unknown Purchasers 08 Civ. 6609 (PAC) and, in October 2008, requested additional information from the Company.

        In May 2008, a plaintiff filed a putative class action lawsuit against the Company and the members of its board of directors in New Jersey state court, challenging the transactions contemplated by the merger agreement and alleging breaches of fiduciary duty. As amended, the complaint asserts a claim for breach of fiduciary duties against the director defendants and a claim for aiding and abetting breach of fiduciary duties against the Company and its general counsel. The plaintiff alleges, among other things, that the proposed transaction arises out of a flawed process and that the Company's preliminary proxy statement, filed with the SEC on June 13, 2008, contained misleading disclosures and/or omits certain material information. On July 25, 2008, the defendants moved to dismiss the amended complaint for failure to state a claim. On September 15, 2008, the plaintiff filed a motion to enjoin the stockholder vote. On September 22, 2008, the Court denied both motions. The Company believes that the claims asserted by the plaintiff in the amended complaint are wholly without merit.

17. Related-Party Transactions

        The Company currently leases a building in Oakland, New Jersey owned by LDR Realty Co., a partnership that was wholly owned, in equal amounts, by David E. Gross, DRS's co-founder and former President and Chief Technical Officer, and the late Leonard Newman, DRS's co-founder and former Chairman of the Board, Chief Executive Officer and Secretary and the father of Mark S. Newman, DRS's current Chairman of the Board and Chief Executive Officer. Following Leonard Newman's death in November 1998, Mrs. Ruth Newman, the wife of Leonard Newman and the mother of Mark S. Newman, succeeded to Leonard Newman's interest in LDR Realty Co. The lease agreement, with a monthly rental of $21.2 thousand, expired on April 30, 2007. The new lease commenced May 1, 2007 with the new monthly rental commencing on June 1, 2007 of $21.8 thousand for the first year with annual increases of approximately 3% every June 1. The lease expires August 31, 2010.

        Skadden, Arps, Slate, Meagher & Flom LLP (Skadden), a law firm to which a member of the Company's Board is of counsel, provided legal services to the Company during the six months ended September 30, 2008 and 2007. Fees paid to Skadden for the six months ended September 30, 2008 and 2007 were $0.9 million and $1.3 million, respectively. The Company has also recorded $8.4 million in

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

17. Related-Party Transactions (Continued)

legal fees for Skadden's services associated with the Merger for the six months ended September 30, 2008.

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

18. Guarantor and Non-Guarantor Financial Statements

        As presented in Note 9, Debt, the Company has $350.0 million 6 5/8% Senior Notes, $550.0 million 6 7/8% Senior Subordinated Notes, $250.0 million 7 5/8% Senior Subordinated Notes and $345.0 million 2% Convertible Senior Notes outstanding (collectively, the Notes) at September 30, 2008 and March 31, 2008. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company's wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of DRS (the Non-Guarantor Subsidiaries) do not guarantee the Notes.

        The following condensed consolidating financial information in the Condensed Consolidating Balance Sheets as of September 30, 2008 and March 31, 2008, the Condensed Consolidating Statements of Earnings for the three- and six-month periods ended September 30, 2008 and 2007, and the Condensed Consolidating Statements of Cash Flows for the six-month periods ended September 30, 2008 and 2007 presents:

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$108,431	$—	$22,822	$(13,688)	$117,565
Accounts receivable, net	3	531,132	44,992	—	576,127
Inventories, net	—	345,524	61,712	—	407,236
Prepaid expenses, deferred income taxes and other current assets	194,472	245,109	47,659	(369,972)	117,268
Intercompany receivables	2,147,310	—	—	(2,147,310)	—

Total current assets	2,450,216	1,121,765	177,185	(2,530,970)	1,218,196

Property, plant and equipment, net	20,677	235,244	16,293	—	272,214
Acquired intangibles, net	—	152,838	288	—	153,126
Goodwill	24,116	2,550,790	44,224	—	2,619,130
Deferred income taxes and other noncurrent assets	22,876	45,245	16,405	(47,520)	37,006
Investment in subsidiaries	1,143,419	36,898	7	(1,180,324)	—

Total assets	$3,661,304	$4,142,780	$254,402	$(3,758,814)	$4,299,672

Liabilities and Stockholders' Equity
Current liabilities
Current installments of long-term debt	$347,750	$432	$2,342	$—	$350,524
Accounts payable	3,459	244,875	31,645	—	279,979
Accrued expenses and other current liabilities	235,915	564,067	71,067	(370,090)	500,959
Intercompany payables	—	661,572	15,191	(676,763)	—

Total current liabilities	587,124	1,470,946	120,245	(1,046,853)	1,131,462

Long-term debt, excluding current installments	1,271,130	3,464	5,033	—	1,279,627
Other liabilities	27,981	111,322	21,733	(47,522)	113,514

Total liabilities	1,886,235	1,585,732	147,011	(1,094,375)	2,524,603

Total stockholders' equity	1,775,069	2,557,048	107,391	(2,664,439)	1,775,069

Total liabilities and stockholders' equity	$3,661,304	$4,142,780	$254,402	$(3,758,814)	$4,299,672

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

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$908,281	$88,435	$(9,624)	$987,092
Cost and expenses	3,280	820,954	83,534	(9,946)	897,822

Operating income	(3,280)	87,327	4,901	322	89,270
Interest income	153	(100)	498	—	551
Interest and related expense	24,305	(33)	89	—	24,361
Other (income) expense, net	495	47	(115)	—	427
Management fees	892	(844)	(48)	—	—
Royalties	334	—	(334)	—	—
Intercompany interest	21,284	(20,944)	(340)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(5,417)	65,425	4,703	322	65,033
Noncontrolling interest	—	—	293	—	293

Earnings (losses) before income taxes	(5,417)	65,425	4,410	322	64,740
Income taxes	(2,094)	22,045	1,497	322	21,770
Earnings (losses) from subsidiary entities	46,293	—	—	(46,293)	—

Net earnings	$42,970	$43,380	$2,913	$(46,293)	$42,970

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Three Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$712,557	$75,675	$(4,463)	$783,769
Cost and expenses	230	627,006	68,867	(4,463)	691,640

Operating income	(230)	85,551	6,808	—	92,129
Interest income	260	51	69	—	380
Interest and related expense	27,889	70	147	—	28,106
Other (income) expense, net	(648)	245	620	—	217
Management fees	787	(746)	(41)	—	—
Royalties	648	—	(648)	—	—
Intercompany interest	22,734	(22,663)	(71)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(3,042)	61,878	5,350	—	64,186
Noncontrolling interest	—	(195)	781	—	586

Earnings (losses) before income taxes	(3,042)	62,073	4,569	—	63,600
Income taxes	(852)	20,113	1,305	—	20,566
Earnings (losses) from subsidiary entities	45,224	—	—	(45,224)	—

Net earnings	$43,034	$41,960	$3,264	$(45,224)	$43,034

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,796,393	$161,532	$(18,967)	$1,938,958
Cost and expenses	14,831	1,627,343	149,827	(18,462)	1,773,539

Operating income	(14,831)	169,050	11,705	(505)	165,419
Interest income	328	(65)	588	—	851
Interest and related expense	47,516	112	204	—	47,832
Other (income) expense, net	425	422	(180)	—	667
Management fees	1,783	(1,687)	(96)	—	—
Royalties	900	—	(900)	—	—
Intercompany interest	42,713	(42,180)	(533)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(17,048)	124,584	10,740	(505)	117,771
Noncontrolling interest	—	—	707	—	707

Earnings (losses) before income taxes	(17,048)	124,584	10,033	(505)	117,064
Income taxes	(5,295)	41,174	3,315	(505)	38,689
Earnings (losses) from subsidiary entities	90,128	—	—	(90,128)	—

Net earnings	$78,375	$83,410	$6,718	$(90,128)	$78,375

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Earnings
Six Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,387,060	$139,913	$(7,574)	$1,519,399
Cost and expenses	372	1,238,929	127,361	(7,570)	1,359,092

Operating income	(372)	148,131	12,552	(4)	160,307
Interest income	761	43	135	—	939
Interest and related expense	56,372	155	289	—	56,816
Other (income) expense, net	(1,225)	184	1,328	—	287
Management fees	1,568	(1,490)	(78)	—	—
Royalties	1,060	—	(1,060)	—	—
Intercompany interest	46,110	(46,026)	(84)	—	—

Earnings (losses) before noncontrolling interest and income taxes	(6,020)	100,319	9,848	(4)	104,143
Noncontrolling interest	—	(195)	1,274	—	1,079

Earnings (losses) before income taxes	(6,020)	100,514	8,574	(4)	103,064
Income taxes	(1,927)	34,010	2,747	(4)	34,826
Earnings (losses) from subsidiary entities	72,331	—	—	(72,331)	—

Net earnings	$68,238	$66,504	$5,827	$(72,331)	$68,238

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2008
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$70,223	$21,237	$(22,865)	$—	$68,595

Cash flows from investing activities
Capital expenditures	(4,904)	(36,018)	(3,350)	—	(44,272)
Dispositions of property, plant & equipment	1	(1)	1	—	1

Net cash used in investing activities	(4,903)	(36,019)	(3,349)	—	(44,271)

Cash flows from financing activities
Borrowings on revolving line of credit	265,000	—	—	—	265,000
Repayments of revolving line of credit	(265,000)	—	—	—	(265,000)
Borrowings of short-term debt	—	201	—	—	201
Borrowings of long-term debt	—	580	—	—	580
Repayments of long-term debt	(1,375)	(127)	(1,183)	—	(2,685)
Excess tax benefit realized from share-based payment arrangements	3,923	—	—	—	3,923
Proceeds from stock option exercises	8,899	—	—	—	8,899
Dividends paid	(2,477)	—	—	—	(2,477)
Other	—	—	110	—	110
Net (repayments to) borrowings from parent company	(30,989)	14,128	20,475	(3,614)	—

Net cash (used in) provided by financing activities	(22,019)	14,782	19,402	(3,614)	8,551
Effect of exchange rates on cash and cash equivalents	—	—	(1,561)	—	(1,561)

Net increase (decrease) in cash and cash equivalents	43,301	—	(8,373)	(3,614)	31,314
Cash and cash equivalents, beginning of period	65,130	—	31,195	(10,074)	86,251

Cash and cash equivalents, end of period	$108,431	$—	$22,822	$(13,688)	$117,565

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

18. Guarantor and Non-Guarantor Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2007
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,608	$3,503	$(4,370)	$—	$60,741

Cash flows from investing activities
Capital expenditures	(3,915)	(25,207)	(3,375)	—	(32,497)
Disposition of property, plant and equipment	—	44	4	—	48

Net cash used in investing activities	(3,915)	(25,163)	(3,371)	—	(32,449)

Cash flows from financing activities
Borrowings on revolving line of credit	215,000	—	—	—	215,000
Repayments of revolving line of credit	(215,000)	—	—	—	(215,000)
Repayments of long-term debt	(76,375)	(102)	(1,238)	—	(77,715)
Excess tax benefit realized from share-based payment arrangements	2,772	—	—	—	2,772
Proceeds from stock option exercises	4,815	—	—	—	4,815
Dividends paid	(2,449)	—	—	—	(2,449)
Other	—	—	245	—	245
Net (repayments to) borrowings from parent company	(34,083)	21,762	12,676	(355)	—

Net cash (used in) provided by financing activities	(105,320)	21,660	11,683	(355)	(72,332)
Effects of exchange rates on cash and cash equivalents	—	—	478	—	478

Net (decrease) increase in cash and cash equivalents	(47,627)	—	4,420	(355)	(43,562)
Cash and cash equivalents, beginning of period	92,795	—	14,598	(11,560)	95,833

Cash and cash equivalents, end of period	$45,168	$—	$19,018	$(11,915)	$52,271

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

for nonfinancial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective April 1, 2009 for the Company. The Company's cash equivalents of $30.8 million and $35.6 million at September 30, 2008 and March 31, 2008, respectively, were measured using quoted prices in active markets for identical items and are valued using published market prices. The impact of the adoption of SFAS 157 was not material to the Company's consolidated financial statements, and the adoption of the items deferred until fiscal 2010 is not expected to be material.

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

        In May 2008, the FASB issued FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSB APB 14-1). The FSP will require cash-settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

19. Recently Issued Accounting Pronouncements (Continued)

expense over the life of the bond. FSP APB 14-1 will become effective for the Company April 1, 2009 and will require retrospective application. The Company is currently assessing the impact the adoption of the FSP will have on the Company's future results of operations.

        In June 2008, the FASB issued FASB FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share. The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective beginning April 1, 2009 and will be retrospectively applied to all prior periods presented. The FSP will not have an impact on the Company as its share-based awards vested and were paid off as a result of Finmeccanica's merger with DRS.

20. Subsequent Event

        On October 9, 2008, the Company gave notice to the holders of its 2% Convertible Senior Notes due 2026 (Convertible Notes) that a "Fundamental Change" (as defined in the indenture governing the Convertible Notes) would occur upon the consummation of the Merger and that the holders may surrender their Convertible Notes for conversion at any time up until the "Fundamental Change Purchase Date." In accordance with the indenture governing the Convertible Notes, the Company will notify holders of the Fundamental Change Purchase Date no later than 30 days after the effective date of the Merger.

        Convertible Notes that were surrendered prior to the Merger for conversion would be converted into the right to receive cash, less any applicable withholding taxes, and, if applicable, shares of DRS common stock in accordance with the indenture governing the Convertible Notes (the Settlement Amount). However, any Settlement Amount that is due from and after the effective time of the Merger will be paid in cash, less any applicable withholding taxes, and will not include any shares of DRS common stock. The conversion rate of the Convertible Notes after the Merger and before the Fundamental Change Purchase Date is 17.2875 per $1,000.00 note, which equates to a value of $1,400.29 per $1,000 principal amount of Convertible Notes. In accordance with the indenture governing the Convertible Notes, on October 22, 2008, the Company executed a supplemental indenture reflecting such Settlement Amount. The Company is funding the conversion of the Convertible Notes with proceeds from an intercompany loan from Finmeccanica.

        The Merger triggered the change of control provision in the Company's credit facility, which required the Company to repay its outstanding term loan and terminate its credit facility. In addition, holders of the Company's 6 5/8% Senior Notes due 2016, 6 7/8% Senior Subordinated Notes due 2013 and 7 5/8% Senior Subordinated Notes due 2018 have the right to require the Company to purchase those notes for 101% of the principal amount of the notes, plus accrued and unpaid interest up to but excluding the payment date. Within 30 days following the change of control, the Company will mail a notice to each of the noteholders describing the Merger and stating the purchase price and purchase date, which shall be no earlier than 30 days and no later than 60 days from the day the notice is mailed. The Company expects to fund any purchases with proceeds from an intercompany loan with Finmeccanica.

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

        As a result of foregoing, we restated our previously filed consolidated financial statements and selected financial data for the year ended March 31, 2007, inclusive of our fourth quarter ended March 31, 2007 and our previously issued quarterly consolidated financial statements for the three month period ended June 30, 2007 in our March 31, 2008 Form 10-K (filed May 30, 2008). All amounts impacted by the restatement that are presented in the MD&A have been restated to reflect the $36.8 million charge in the appropriate period.

        For additional information and a detailed discussion of the restatement, see Note 3, Restatement of Previously Issued Consolidated Financial Statements, to the accompanying consolidated financial statements.

Recent Developments

        On October 22, 2008, pursuant to a definitive merger agreement dated May 12, 2008 (the Merger Agreement) among the Company, Finmeccanica—Societá per azioni, a societá per azioni organized under the laws of Italy (Finmeccanica) and Dragon Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Finmeccanica (Sub), Sub merged with and into the Company (the Merger). The Company survived the Merger and, as a result, became a wholly-owned subsidiary of Meccanica Holdings USA, Inc. (Holdings), a wholly-owned subsidiary of Finmeccanica.

        In connection with the closing of the Merger pursuant to the Merger Agreement, we notified the New York Stock Exchange that each share of the Company's common stock, $0.01 par value per share, had been converted into the right to receive $81.00 in cash without interest.

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

        On October 24, 2008, we implemented a new organizational structure that realigned our four segments (C4I, RSTA, Sustainment Systems, and Technical Services) into five operating groups: Reconnaissance Surveillance and Target Acquisition Group, Tactical Systems Group, Power and Environmental Systems Group, Command, Control and Computers Group; Technical Services, Intelligence and Advanced Systems Group.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our March 31, 2008 Annual Report on Form 10-K. There were no significant changes in the Company's critical accounting policies during the six-month period ended September 30, 2008. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, valuation of goodwill and acquired intangible assets, pension plan and postretirement benefit plan obligations, accounting for income taxes, share-based payments and other management estimates.

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

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	Percent Change	2008	2007 (Restated)	Percent Change
Key performance metrics	(in thousands, except percentages)			(in thousands, except percentages)
Revenues:
Products	$752,130	$585,505	28.5%	$1,473,326	$1,122,330	31.3%
Services	$234,962	$198,264	18.5%	$465,632	$397,069	17.3%

Total revenues	$987,092	$783,769	25.9%	$1,938,958	$1,519,399	27.6%
Costs and expenses:
Cost and expenses—Products	$684,639	$512,536	33.6%	$1,335,494	$994,662	34.3%
% of product revenues	91.0%	87.5%		90.6%	88.6%
Cost and expenses—Services	$208,109	$179,104	16.2%	$421,424	$364,430	15.6%
% of service revenues	88.6%	90.3%		90.5%	91.8%
Merger-related expenses	$5,074	$—	n/m	$16,621	$—	n/m

Total costs and expenses	$897,822	$691,640	29.8%	$1,773,539	$1,359,092	30.5%

Operating income	$89,270	$92,129	(3.1)%	$165,419	$160,307	3.2%
Operating income percentage	9.0%	11.8%		8.5%	10.6%
Bookings	$1,229,938	$1,107,989	11.0%	$2,295,178	$2,047,517	12.1%
Other significant financial metrics
Interest and related expenses	$24,361	$28,106	(13.3)%	$47,832	$56,816	(15.8)%
Income taxes	$21,770	$20,566	5.9%	$38,689	$34,826	11.1%
Significant liquidity metrics(A)
Free cash flow	$51,889	$41,610	24.7%	$24,323	$28,244	(13.9)%
EBITDA	$108,745	$110,173	(1.3)%	$203,970	$196,301	3.9%

(A)
See "Liquidity and Capital Resources" and "Use of Non-GAAP Financial Measures" for additional discussion and information.

n/m – not meaningful

Revenues for the three-months and six-months ended September 30, 2008, compared with the three-months and six-months ended September 30, 2007.

        Consolidated revenue increased $203.3 million, or 25.9%, to $987.1 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was comprised of an increase of $166.6 million and $36.7 million for product and service revenues, respectively.

        Consolidated revenue increased $419.6 million, or 27.6%, to $1.94 billion for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was comprised of an increase of $351.0 million and $68.6 million for product and service revenues, respectively.

Revenues—Products

        Revenue from our products (e.g., hardware, components and systems) increased $166.6 million, or 28.5%, to $752.1 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase was primarily driven by greater shipments of driver vision enhancement equipment and components for ground-based vehicles, Thermal Weapon Sights II (TWS II), certain rugged computer systems and a precision targeting system.

        Revenues from driver vision enhancement equipment and components increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. TWS II shipments increased as shipments were delayed in the prior-year period due to certain technical issues experienced on the programs. Rugged computer systems revenue increased due to increased funding and accelerated customer delivery requirements to supply troops in theatre, and the precision targeting system increased as we received a new contract for an armored version of the program.

        Partially offsetting overall higher product revenues were lower revenues from a vehicle armor program, as the program was substantially completed during fiscal 2008, as well as decreased shipments of combat display workstations due to lower demand in the current year, lower shipments of replacement video display modules, as the program was substantially completed in fiscal 2008, and lower revenues from a reset program for heavy equipment trailers, as the program is winding down and switching to production which has not yet begun.

        Revenue from our products increased $351.0 million, or 31.3%, to $1.47 billion for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase was primarily driven by greater shipments of driver vision enhancement equipment and components for ground-based vehicles, TWS II, certain rugged computer systems and roof assemblies for the Mine Resistant Ambush Protected (MRAP) vehicle.

        Revenues from driver vision enhancement equipment and components increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. TWS II shipments increased as shipments were delayed in the prior-year period due to certain technical issues experienced on the programs. Rugged computer systems revenue increased due to increased funding and accelerated customer delivery requirements to supply troops in theatre, and MRAP roof assembly production increased as the program commenced in the second half of fiscal 2008.

        Partially offsetting overall higher product revenues were lower shipments of combat display workstations due to lower demand in the current year, fewer shipments of mobile power generation and distribution equipment for the U.S. Air Force and lower revenues from a vehicle armor program as both programs were substantially completed during fiscal 2008.

Revenues—Services

        Revenue from services increased $36.7 million, or 18.5%, to $235.0 million for the three-month period ended September 30, 2008, as compared with the corresponding prior-year period. The primary drivers of the increase were increased demand for equipment and services under the Rapid Response program and revenues from satellite-based communication services.

        Revenues from the Rapid Response program continue to increase as a result of continued operational demand in Iraq and Afghanistan and the increased revenue from satellite-based communications is a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel.

        Revenue from services increased $68.6 million, or 17.3%, to $465.6 million for the six-month period ended September 30, 2008, as compared with the corresponding prior-year period. The primary drivers of the increase were revenues from satellite-based communication services and demand for equipment and services under the Rapid Response program. The increased revenue from satellite-based communications is a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel. Revenues from the Rapid Response program continue to increase as a result of continued operational demand in Iraq and Afghanistan.

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

        Costs and expenses include contract costs, consisting of direct costs (labor, material, etc), indirect overhead, allowable general and administrative expenses, as defined below, including internal research and development and bid-and-proposal costs and non-allocable costs, such as unallowable general and administrative expenses, as defined below, and amortization of intangible assets.

        We bifurcate our total general and administrative (G&A) costs into "allowable" and "unallowable" cost pools, as the terms are defined in the U.S. Federal Acquisition Regulations (FAR) procurement regulations. We account for allowable G&A costs allocated to our government contractor operating units that design, develop and produce complex defense electronic components and systems for specifically identified contracts as contract costs because such costs are generally reimbursable indirect contract costs pursuant to the terms of the contracts. We expense such allowable G&A costs as a component of costs and expenses when the revenues related to those contracts are recognized. Our government contractor operating units allocate allowable G&A costs to their contracts using an indirect allocation rate, which is based generally upon allowable G&A costs as a percentage of a total cost (direct labor, manufacturing overhead, raw materials and other direct costs) input base.

        Consolidated costs and expenses increased $206.2 million, or 29.8%, to $897.8 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increased costs are attributed to a $172.1 million increase in product-related expenses, $29.0 million increase in service-related expenses and $5.1 million in merger-related expenses.

        Consolidated costs and expenses increased $414.4 million, or 30.5%, to $1.77 billion for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increased costs are attributed to a $340.8 million increase in product-related expenses, a $57.0 million increase in service-related expenses and $16.6 million in merger-related expenses.

Costs and expenses—Products

        Product costs and expenses increased $172.1 million, or 33.6%, to $684.6 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year, while increasing 350 basis points as a percentage of product revenues over the same period. The increase in costs and expenses was attributed to significant products revenue growth during the period, as noted above. The increase in cost and expenses as a percentage of product revenues was largely attributable to a significant increase in TWS II deliveries, along with additional material cost growth on the program, and a field retrofit provision for an airborne infrared counter measure program, as well $9.4 million of gains associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year.

        Product costs and expenses increased $340.8 million, or 34.3%, to $1.34 billion for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year, while increasing 200 basis points as a percentage of product revenues over the same period. The increase in costs and expenses was attributed to significant products revenue growth during the period, as noted above. The increase in cost and expenses as a percentage of product revenues was largely attributable to a significant increase in TWS II deliveries along with additional material cost growth on the program, a field retrofit provision for an airborne infrared counter measure program, as well $9.4 million of gains associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year.

Costs and expenses—Services

        Costs and expenses—services increased $29.0 million, or 16.2% to $208.1 million during the three-month period ended September 30, 2008, as compared with the corresponding prior-year period, while decreasing 170 basis points as a percentage of service revenues over the same period. The increase in cost and expenses was attributed to service revenue growth during the period, as noted above. The decrease in costs and expenses as a percentage of service revenues was driven by the increase in higher margin satellite-based communication services and engineering services revenue, partially offset by $2.3 million of gains associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year.

        Costs and expenses—services increased $57.0 million, or 15.6%, to $421.4 million during the six-month period ended September 30, 2008, as compared with the corresponding prior-year period, while decreasing 130 basis points as a percentage of service revenues over the same period. The increase in cost and expenses was attributed to service revenue growth during the period, as noted above. The decrease in costs and expenses as a percentage of service revenues was driven by the increase in higher margin satellite-based communication service revenue, partially offset by $2.3 million of gains associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year.

         Merger-related expenses    In the three- and six-month periods ended September 30, 2008, the Company incurred $5.1 and $16.6 million, respectively, in investment banking, legal and consulting expenses related to the merger with Finmeccanica.

         Operating income    We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, define operating income as revenues less related costs and expenses of producing the revenues, including allowable general and administrative expenses, and non-allocable costs, as defined above. Operating income is discussed in detail for each of the business segments in which we operate, and the segment operating income is one of the key metrics used by management to internally manage its operations. Consolidated operating income for the three-month period ended September 30, 2008 decreased $2.9 million, or 3.1%, to $89.3 million, as compared with the corresponding period in the prior year. In addition, operating income as a percentage of revenues decreased 280 basis points, which was attributed to the cost/revenue relationships, the curtailment gain recorded in the corresponding period in the prior year and merger-related expenses detailed above. See "Operating Segments" discussion for additional information.

        Consolidated operating income for the six-month period ended September 30, 2008 increased $5.1 million, or 3.2%, to $165.4 million, as compared with the corresponding period in the prior year. Operating income as a percentage of revenues decreased 210 basis points, which was attributed to the cost/revenue relationships, the curtailment gain recorded in the corresponding period in the prior year and merger-related expenses detailed above. See "Operating Segments" discussion for additional information.

         Bookings    We define bookings as the value of contract awards received from the U.S. government for which the U.S. government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. government. Bookings for the three-month period ended September 30, 2008 increased $121.9 million, as compared with the corresponding period in the prior year, to $1.23 billion. The increase was driven by strong demand at all four segments.

        Bookings for the six-month period ended September 30, 2008 increased $247.7 million, as compared with the corresponding period in the prior year, to $2.30 billion. The increase was driven by strong demand at all four segments.

         Interest and related expenses    Interest and related expenses decreased $3.7 million and $9.0 million for the three- and six-month periods ended September 30, 2008, as compared with corresponding periods in the prior year, to $24.4 million and $47.8 million, respectively. Lower interest and related expenses were primarily the result of a decrease in our average borrowings outstanding for the three- and six-month periods ended September 30, 2008, as compared with the corresponding periods in the prior year and a $2.5 million interest credit related to the completion of federal income tax audits and expirations of statute of limitations. We had no borrowings outstanding under our revolving credit facility at September 30, 2008 and 2007. During fiscal 2008, we prepaid, at our discretion, approximately $150.0 million of our outstanding term loan, $100.0 million of which was prepaid during the last nine months of the that fiscal year.

         Income taxes    The provision for income taxes for the three- and six-month periods ended September 30, 2008 reflected an effective income tax rate of approximately 33.6% and 33.0%, respectively, as compared with 32.3% and 33.8%, respectively, in the same period last year. Our effective tax rate for the three- and six-month periods ended September 30, 2008 decreased primarily due to a favorable settlement with the Internal Revenue Service, (IRS) concerning its examination of our federal income tax returns for the years ended March 31, 2002, 2003 and 2004, which was partially offset by an increase in the effective tax rate due to the expiration of the research and development credit effective December 31, 2007.

        As a result of the audit and expiration of federal and state statute of limitations, we paid approximately $5.5 million, which included interest of approximately $1.3 million, and recorded a discrete tax benefit of approximately $4.4 million, an adjustment to goodwill of approximately $3.1 million, an adjustment to additional paid in capital of $0.1 million, with the remainder impacting deferred tax assets, deferred tax liabilities and income taxes payable.

Operating Segments

        The following table sets forth, by operating segment, revenues, operating income and operating margin and the percentage increase or decrease of those items, as compared with the prior fiscal year:

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2008	2007	2008 vs. 2007	2008	2007 (Restated)	2008 vs. 2007
	(in thousands, except for percentages)
C4I Segment
Revenues	$351,966	$309,425	13.7%	$716,550	$607,817	17.9%
Operating income	$34,377	$34,083	0.9%	$71,138	$65,988	7.8%
Operating margin	9.8%	11.0%	n/m	9.9%	10.9%	n/m
RSTA Segment
Revenues	$301,482	$188,770	59.7%	$559,598	$342,354	63.5%
Operating income	$23,789	$18,416	29.2%	$49,518	$34,134	45.1%
Operating margin	7.9%	9.8%	n/m	8.8%	10.0%	n/m
Sustainment Systems Segment
Revenues	$139,415	$112,361	24.1%	$287,084	$224,390	27.9%
Operating income	$18,302	$25,225	(27.4)%	$34,021	$35,798	(5.0)%
Operating margin	13.1%	22.4%	n/m	11.9%	16.0%	n/m

	Three Months Ended September 30,		Three Months Ended Percent Changes	Six Months Ended September 30,		Six Months Ended Percent Changes
	2008	2007	2008 vs. 2007	2008	2007 (Restated)	2008 vs. 2007
	(in thousands, except for percentages)
Technical Services Segment
Revenues	$194,229	$173,213	12.1%	$375,726	$344,838	9.0%
Operating income	$16,114	$14,653	10.0%	$25,629	$24,795	3.4%
Operating margin	8.3%	8.5%	n/m	6.8%	7.2%	n/m
Other
Operating loss	$(3,312)	$(249)	(1230.1)%	$(14,887)	$(409)	(3539.9)%

n/m–not meaningful

Three-Month Period Ended September 30, 2008, Compared with the Three-Month Period Ended September 30, 2007

C4I Segment

         Revenues    Revenues increased $42.5 million, or 13.7%, to $352.0 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to increased shipments of certain rugged computer systems, driver vision enhancement equipment and components for ground-based vehicles, and certain electrical system test sets.

        Revenues from rugged computer systems increased significantly over the prior year due to increased funding and accelerated customer delivery requirements to supply troops in theatre. Driver vision enhancement equipment and components also increased as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in incremental customer funding and accelerated delivery schedules. Revenues increased for certain electrical system test sets due to incremental funding for test set service and maintenance for the Bradley Fighting Vehicle systems.

        Partially offsetting overall higher revenues were lower shipments of combat display workstations and replacement video display modules. Revenue from combat display workstations was lower as a result of decreased demand during the current year. Replacement video display modules revenue decreased as a result of the contract being substantially completed during the prior year.

         Operating income    Operating income increased $0.3 million, or 0.9%, to $34.4 million, as compared with the corresponding period in the prior year. The increase in operating income was attributed primarily to the increase in revenues. Partially offsetting the higher overall operating income was a 120 basis point decrease in C4I's operating margins. The lower margins were driven by the substantial completion of a high margin replacement video display module program in the prior year and the increased development costs of certain switchboard programs.

RSTA Segment

         Revenues    Revenues increased $112.7 million, or 59.7%, to $301.5 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to greater shipments of driver vision enhancement equipment and components for ground-based vehicles and TWS II. Partially offsetting the overall increase in revenue were lower volume on a firepower enhancement program and night vision systems.

        Revenues from driver vision enhancement equipment increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. In addition, TWS II shipments increased due to the delay of shipments on the program in the prior year, due to certain technical issues experienced on the program, until late in the second quarter of fiscal 2008. Partially offsetting the increases was lower volume from a certain firepower enhancement program, as the program was substantially completed in the prior fiscal year, and overall lower demand for certain night vision systems.

         Operating Income    Operating income increased $5.4 million, or 29.2%, to $23.8 million, as compared with the corresponding period in the prior year. Operating margin decreased 190 basis points for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in operating income was primarily attributed to the overall increase in revenues. Operating margins decreased primarily due to a significant increase in TWS II deliveries along with additional material cost growth on the program during the quarter. Future TWS II deliveries are expected to be recorded at or near break-even resulting in a dilution of overall operating margin for the segment. In addition, we recorded a provision for field retrofit for an airborne infrared counter measure program.

Sustainment Systems Segment

         Revenue    Revenues increased $27.1 million, or 24.1%, to $139.4 million for the three months ended September 30, 2008, as compared with the corresponding period in the prior year. The primary drivers of the increase were increased revenues for precision targeting systems and increased shipments of roof assemblies for the Mine Resistant Ambush Protected Vehicle (MRAP). The increases were partially offset by lower revenues from a reset program for heavy equipment trailers.

        The precision targeting system revenue increase was attributed to a prior-year customer-initiated design change that resulted in production delays to adhere to the proposed changes. Production resumed during the fourth quarter of fiscal 2008 resulting in increased revenue, as compared with the corresponding prior-year period. Revenues from MRAP roof assemblies increased significantly, as compared with the corresponding period in the prior year, as a result of the program commencing in the second half of fiscal 2008, as well as increased priority placed on the program by the customer. The reset program for heavy equipment trailers declined, as the program is winding down and switching to production which has not yet begun.

         Operating Income    Operating income decreased $6.9 million, or 27.4%, to $18.3 million, as compared with the corresponding period in the prior year. Operating income decreased due to a 930 basis point drop in operating margin. The decline in operating margin was due primarily to an $11.7 million gain associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year and cost growth on a certain mobile environmental system program. Partially offsetting the lower margins were higher overall revenues.

Technical Services Segment

         Revenue    Revenues increased $21.0 million, or 12.1%, to $194.2 million for the three-month period ended September 30, 2008, as compared with the corresponding period in the prior year. Programs with significant year-over-year revenue increases are the Rapid Response and a satellite-based communication services programs. Revenues from the Rapid Response program continue to increase as a result of continued operational demand in Iraq and Afghanistan. Revenues from satellite-based communication services increased as a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel.

        Largely offsetting the revenue increases were lower revenues from a vehicle armor program, a power generation and distribution equipment program and a certain defense communication transmission system programs, as the contracts were substantially completed in the prior year.

         Operating Income    Operating income increased $1.5 million, or 10.0%, to $16.1 million compared with the corresponding period in the prior year. Operating margin experienced a decrease of 20 basis points from the 8.5% earned in the corresponding period in the prior year. The decreased profitability was attributed to the substantial completion of the profitable power generation and distribution equipment contract during the prior year. In addition, selling, general and administrative expenses increased, as compared with the corresponding period in the prior year. The decreases were partially offset by increased revenue on the profitable satellite-based communication services program.

Other

        Operating loss increased $3.1 million from the corresponding period in the prior year is a result of $5.1 million in investment banking, legal and consulting expenses related to the merger with Finmeccanica, partially offset by a $2.1 million gain on the disposal of an asset.

Six-Month Period Ended September 30, 2008, Compared with the Six-Month Period Ended September 30, 2007

C4I Segment

         Revenues    Revenues increased $108.7 million, or 17.9%, to $716.6 million for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to increased shipments of certain rugged computer systems and driver vision enhancement equipment and components for ground-based vehicles.

        Revenues from rugged computer systems increased significantly over the prior year due to increased funding and accelerated customer delivery requirements to supply troops in theatre. Driver vision enhancement components also increased as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in incremental customer funding and accelerated delivery schedules.

        Partially offsetting overall higher revenues were lower shipments of combat display workstations and replacement video display modules. Revenue from combat display workstations was lower as a result of decreased demand during the current year. Replacement video display modules revenue declined as a result of the contract being substantially completed during the prior year.

         Operating income    Operating income increased $5.2 million, or 7.8%, to $71.1 million, as compared with the corresponding period in the prior year. The increase in operating income was attributed primarily to the increase in revenue. Operating margins decreased 100 basis points to 9.9% largely due to cost growth on signal intelligence software, certain sidecar cable assemblies, the development of certain switchboard programs and the substantial completion of a high margin replacement video display module program in the prior year. Partially offsetting the overall lower operating margin was increased volume and profitability on certain driver vision enhancement equipment and components programs as a result of increased volume-driven efficiencies and strong margins for certain rugged computer systems due to a contract settlement.

RSTA Segment

         Revenues    Revenues increased $217.2 million, or 63.5%, to $559.6 million for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in revenue was primarily attributable to greater shipments of driver vision enhancement equipment for ground-based vehicles and TWS II. Partially offsetting the overall increase in revenue was lower volume on a firepower enhancement program and night vision systems.

        Revenues from driver vision enhancement equipment increased significantly as a result of elevated priority placed on the program by the customer to assist in increasing combat vehicle drivers' vision capability, survivability and mobility, which resulted in increased funding and accelerated delivery schedules. In addition, TWS II shipments increased due to the delay of shipments on the program in the prior year, due to certain technological issues experienced in the program until late in the second quarter of fiscal 2008. Partially offsetting the increases was lower volume from a certain firepower enhancement program, as the program was substantially completed in the prior fiscal year, and overall lower demand for certain night vision systems.

         Operating Income    Operating income increased $15.4 million, or 45.1%, to $49.5 million as compared with the corresponding period in the prior year. Operating margin decreased 120 basis points for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The increase in operating income was primarily attributed to the overall increase in revenue. Operating margins decreased primarily due to the significant increase in TWS II deliveries along with additional material cost growth on the program during the quarter. Future TWS II deliveries are expected to be recorded at or near break-even resulting in a dilution of overall operating margin for the segment. In addition, we recorded a provision for a field retrofit for an airborne infrared counter measure program. Partially offsetting the overall lower operating margin were increased margins on certain ground-based target acquisition and missile control subsystems as a result of volume-driven efficiencies.

Sustainment Systems Segment

         Revenue    Revenues increased $62.7 million, or 27.9%, to $287.1 million for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. The primary drivers of the increase were increased shipments of roof assemblies for the Mine Resistant Ambush Protected Vehicle (MRAP) and precision targeting systems, partially offset by lower revenues from a reset program for heavy equipment trailers.

        Revenues from MRAP roof assemblies increased significantly, as compared with the corresponding period in the prior year, as a result of the program commencing in the second half of fiscal 2008, as well as increased priority placed on the program by the customer. The precision targeting system revenue increase was attributed to a prior-year customer-initiated design change that resulted in production delays to adhere to the proposed changes. Production resumed during the fourth quarter of fiscal 2008 resulting in increased revenue, as compared with the corresponding prior-year period. The reset program for heavy equipment trailers declined, as the program is winding down and switching to production which has not yet begun.

         Operating Income    Operating income decreased $1.8 million, or 5.0%, to $34.0 million, as compared with the corresponding period in the prior year. The decrease in operating income was primarily driven by a decrease in operating margin which declined 410 basis points, partially offset by higher overall revenues. The decline in operating margin was largely attributable to an $11.7 million gain associated with the curtailment of certain pension plans recorded in the corresponding period in the prior year.

Technical Services Segment

         Revenue    Revenues increased $30.9 million, or 9.0%, to $375.7 million for the six-month period ended September 30, 2008, as compared with the corresponding period in the prior year. Programs with significant year-over-year revenue increases were satellite-based communication services and Rapid Response programs. Revenues from satellite-based communication services increased as a result of the commencement of program operations in the second half of fiscal 2008 to support deployed personnel. Revenues from the Rapid Response program continued to increase as a result of continued operational demand in Iraq and Afghanistan.

        Largely offsetting the revenue increases were lower revenues from a vehicle armor program, a power generation and distribution equipment program and a certain defense communication transmission system programs, as the contracts were substantially completed in the prior year.

         Operating Income    Operating income increased $0.8 million, or 3.4%, to $25.6 million compared with the corresponding period in the prior year. Operating margin decreased 40 basis points from the 7.2% earned in the corresponding period in the prior year. The decreased profitability was attributed to the substantial completion of the profitable power generation and distribution equipment contract during the prior year and increased selling, general and administrative expenses in the current period. The decreases were partially offset by increased revenue on the profitable satellite-based communication services program.

Other

        Operating loss increased $14.5 million from the corresponding period in the prior-year as a result of $16.6 million in investment banking, legal and consulting expenses related to the merger with Finmeccanica partially offset by a $2.1 million gain on the disposal of an asset.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$68,595	$60,741
Net cash used in investing activities	$(44,271)	$(32,449)
Net cash provided by (used in) financing activities	$8,551	$(72,332)

         Operating activities    During the six months ended September 30, 2008, we generated $68.6 million of operating cash flow, as compared to the $60.7 million of operating cash flow in the corresponding period in the prior year. Net earnings increased $10.1 million to $78.4 million. Non-cash adjustments to reconcile net earnings to cash flows from operating activities decreased $0.6 million from the corresponding period in the prior year, driven primarily by a decrease in deferred income taxes of $13.3 million, offset in part by a non-cash curtailment gain of $11.7 million realized in the corresponding period in the prior year.

        Cash used resulting from changes in assets and liabilities was $61.2 million for the six months ended September 30, 2008. Accounts payable decreased $73.6 million. The pension and postretirement benefit liability decreased $8.6 million, as payments exceeded pension expense for the period. Accrued expenses and other current liabilities decreased $8.4 million driven primarily by a decrease in the accrual for unrecognized tax benefits and the utilization of contract related reserves. Prepaid expenses and other current assets increased $8.1 million as a result of vendor advance payments made during the period, and accounts receivable increased $3.1 million as a result of increased sales volume.

        Cash provided from changes in assets and liabilities resulted from a decrease in inventories of $27.8 million, an increase in customer advances of $7.2 million and $5.6 million of cash provided in other, net. The inventory decrease was driven by increased deliveries and the resumption of progress billings on the TWS II program, which greatly reduced inventory during the period. Customer advances increased during the period as a result of payments received on our underwater radar programs and satellite-based communication network. The increased customer advances were offset in part by increased production and liquidation on our driver vision enhancement equipment for ground-based vehicles.

         Investing activities    For the six months ended September 30, 2008, we used $44.3 million for capital asset expenditures, as compared with $32.5 million in the prior year. We expect capital expenditures of approximately $100.0 million to $110.0 million in fiscal 2009.

         Financing activities    For the six months ended September 30, 2008, financing activities provided net cash of $8.6 million, compared with $72.3 million utilized in the prior year. We received $8.9 million from the exercise of stock options and paid $2.5 million in cash dividends. In the prior year, we repaid $77.7 million in long-term debt.

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

        We have entered into standby letters-of-credit and bank guarantee agreements with financial institutions and customers, primarily relating to the guarantee of its future performance on certain contracts to provide products and services and to secure advance payments we have received from our customers. As of September 30, 2008, $27.2 million was contingently payable under letters of credit and bank guarantees. Of this amount, approximately $0.1 million and $0.5 million in letters of credit and bank guarantees, respectively, were issued under a previous credit agreement and by a bank agreement for the Company's U.K. subsidiary, respectively, and are not considered when determining the availability under our revolving line of credit. At September 30, 2008, we had $373.4 million of availability under our revolving line of credit.

        On March 29, 2006, DRS Technologies Canada Company (DRS Canada) established a five-year senior secured term loan (Canadian Term Loan) for approximately $9.9 million (C$11.5 million), maturing on April 1, 2011. The weighted average interest rate on the term loan was 4.75% as of September 30, 2008 (5.25% as of March 31, 2008). The carrying value of the Canadian Term Loan decreased $0.2 million during the six months ended September 30, 2008 due to the weakening of the Canadian dollar.

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

        As of September 30, 2008, the Convertible Senior Notes (Convertible Notes) were convertible because the average trading price for the Convertible Notes was less than 103% of the average of the closing sale price of our common stock during the consecutive five trading-day period ended September 30, 2008. Consequently, we classified the Convertible Notes as current as of September 30, 2008. In the event the notes were converted prior to the Merger, we would have satisfied the bond principal payment using available cash on hand and borrowings under our revolving line of credit and would have settled the conversion value in excess of par by using shares of our common stock.

        On October 9, 2008, we gave notice to the holders of the 2% Convertible Senior notes (Convertible Note) that a "Fundamental Change" (as defined in the indenture governing the Convertible Notes) would occur upon the consummation of the merger and that the holders may surrender their Convertible Notes for conversion at any time up until the "Fundamental Change Purchase Date." In accordance with the indenture, we will notify holders of the Fundamental Change Purchase Date no later than 30 days after the effective date of the Merger.

        Convertible Notes that are surrendered prior to the Merger for conversion would be converted into the right to receive cash, less any applicable withholding taxes, and, if applicable, shares of common stock of DRS Technologies in accordance with the indenture (the Settlement Amount). However, any Settlement Amount that is due from and after the effective time of the Merger will be paid in cash, less any applicable withholding taxes, and will not include any shares of common stock of DRS Technologies. The conversion rate of the bonds after the change of control was 17.2875 per $1,000.00 note, which equates to a value of $1,400.29 per note. We are funding the conversion of the Convertible Notes with proceeds from an intercompany loan from Finmeccanica.

        On October 22, 2008, we merged with Finmeccanica (see note 1), which triggered the change of control provision in our Credit Facility. The change of control provision required us to repay our outstanding term loan and terminate our Credit Facility. In addition, holders of the Company's 6 5/8% Senior notes, 6 7/8% Senior Subordinated notes and 7 5/8% Senior Subordinated notes have the option to put each note to us for 101% of face value of the bonds. Within 30 days following the change of control, we will mail a notice to each of the bondholders describing the transaction and stating the purchase price and purchase date, which shall be no earlier than 30 days and no later than 60 days from the day the notice is mailed. We expect to fund any bond redemptions with proceeds from an intercompany loan with Finmeccanica.

        Certain of the Company's debt arrangements contain customary representations, warranties and default provisions, as well as restrictions that, among other things, limit the amount of debt that we may have outstanding. As of September 30, 2008, we were in compliance with all covenants.

        Accrued interest expense at September 30, 2008 and March 31, 2008 was $25.3 million and $29.8 million, respectively.

        Based upon our anticipated level of future operations, we believe that our existing cash and cash equivalents balances and our cash generated from operating activities, together with available borrowings through an intercompany loan with Finmeccanica, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest and principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, make necessary capital expenditures or to make discretionary investments.

         Dividends    On August 7, 2008, the Board of Directors declared a $0.03 per common share cash dividend, payable on September 30, 2008 to stockholders of record as of September 15, 2008. Cash dividends paid for the three- and six-month periods ended September 30, 2008 were $1.2 million and $2.5 million.

         Free cash flow    Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow for the three-month period ended September 30, 2008 was $51.9 million, or $10.3 million more than $41.6 million in the corresponding period in the prior year. Free cash flow for the six-month period ended September 30, 2008 was $24.3 million, or $3.9 million less than $28.2 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

         EBITDA    Net earnings before net interest and related expenses (primarily the amortization and write-off of debt premium and issuance costs), income taxes, depreciation and amortization (EBITDA)) for the three-month period ended September 30, 2008 was $108.7 million, or $1.4 million less than the $110.2 million in the corresponding period in the prior year. EBITDA for the six-month period ended September 30, 2008 was $204.0 million, or $7.7 million more than the $196.3 million in the corresponding period in the prior year. See "Use of Non-GAAP Financial Measures" below for additional discussion and information.

         Off-Balance Sheet Financing Arrangements    We have $345.0 million of 2% senior convertible notes with a conversion price of $59.70 per share at September 30, 2008. Upon conversion, we would have satisfied our obligation to convert the notes by delivering to the holders cash for the principal amount of the notes and stock for the value of the notes in excess of the principal amount of the notes, as defined in the convertible debt agreement. The number of shares potentially issuable upon conversion are reflected in our diluted earnings per share for three-month period ended September 30, 2008.

        In addition, there were 1.5 million stock options outstanding to purchase DRS common stock at a weighted average exercise price of $33.96 per share and 0.5 million of non-vested stock awards outstanding at September 30, 2008 that represented additional potential dilution.

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

        Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of liability for unrecognized tax benefits may decrease by up to $0.2 million within twelve months of September 30, 2008. We are unable to reasonably determine any amounts for years subsequent to September 30, 2009. See Note 4, Income Taxes, in the notes to the unaudited consolidated financial statements contained in this report.

         Backlog    Funded backlog represents products or services that our customers have committed by contract to purchase from us. Due to the general nature of defense procurement and contracting, the operating cycle for our military business typically has been long term. Military backlog currently consists of various production and engineering development contracts with varying delivery schedules and project timetables. Our backlog also includes certain commercial off-the-shelf (COTS)-based systems for the military, which have shorter delivery times. Accordingly, revenues for a particular year, or year-to-year comparisons of reported revenues and related backlog positions, may not be indicative of future results. Backlog at September 30, 2008 was $3.91 billion, as compared with $3.61 billion at March 31, 2008. We booked $1.23 billion and $2.30 billion in new orders for the three- and six-month periods ended September 30, 2008.

         Internal Research and Development    In addition to customer-funded research and development, we also engage in internal research and development. These expenditures reflect our continued investment in new technology and diversification of our products. Expenditures for internal research and development for the three-month periods ended September 30, 2008 and 2007 were $17.9 million and $14.1 million, respectively, and $34.5 million and $25.5 million for the six-month periods ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007 (Restated)
	(in thousands)
Net Earnings	$42,970	$43,034	$78,375	$68,238
Income taxes	21,770	20,566	38,689	34,826
Interest income	(551)	(380)	(851)	(939)
Interest and related expenses	24,361	28,106	47,832	56,816
Depreciation and amortization	20,195	18,847	39,925	37,360

EBITDA(A)	108,745	110,173	203,970	196,301
Income taxes	(21,770)	(20,566)	(38,689)	(34,826)
Interest income	551	380	851	939
Interest and related expenses	(24,361)	(28,106)	(47,832)	(56,816)
Deferred income taxes	3,289	4,711	1,708	15,003
Changes in assets and liabilities	5,592	(1,985)	(61,156)	(59,435)
Other, net	4,424	(4,393)	9,743	(425)

Net cash provided by operating activities	76,470	60,214	68,595	60,741
Capital expenditures	(24,581)	(18,604)	(44,272)	(32,497)

Free cash flow(B)	$51,889	$41,610	$24,323	$28,244

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

OTHER MATTERS

  New Accounting Pronouncements

        New accounting pronouncements have been issued, which are not effective until after September 30, 2008. For further discussion of new accounting standards, see Note 19 to our Consolidated Financial Statements in Item 1.

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

  The Company did not design and maintain effective policies and procedures to ensure that operating unit finance personnel assessed the impact of subsequent events from the fiscal period end date to the Company's Securities and Exchange Commission financial statement filing date. The lack of effective controls over accounting for subsequent events resulted in the restatement of our fiscal 2007 consolidated financial statements to reflect a contract loss that previously was recorded in the first quarter of fiscal 2008.

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

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that materially have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Various legal actions, claims, assessments and other contingencies, including certain matters described below, are pending against us and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated (certain legal and environmental matters are discussed in detail below). Although, at September 30, 2008, the precise amount of liability that may result from those matters for which we have recorded accruals is not ascertainable, the Company believes that any amounts exceeding the Company's recorded accruals should not materially affect our financial condition or liquidity. It is possible, however, that the ultimate resolution of those matters could result in a material adverse effect on our results of operations and/or cash flows from operating activities for a particular reporting period.

        Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (also known as CERCLA or the Superfund law) and similar state statutes, can impose liability upon former owners or operators for the entire cost of investigating and remediating contaminated sites regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by Integrated Defense Technologies, Tech-Sym Corporation, an indirect subsidiary of the Company, received a Section 104(e) Request for Information from the National Park Service (NPS), pursuant to CERCLA, regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona. The Orphan Mine, which was operated by an alleged predecessor to Tech Sym between 1956 and 1967, is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination. Following Tech-Sym's response to the Request for Information, the NPS directed Tech Sym and another alleged former owner/operator to perform an Engineering Evaluation and Cost Analysis (EE/CA) of the site. Tech Sym made a good faith offer to conduct the EE/CA, but the NPS rejected this offer and has announced that it will perform the EE/CA itself. Following completion of the EE/CA, the NPS may direct one or more of the potentially responsible parties to perform any remediation that may be required by CERCLA. We believe that it has legitimate defenses to Tech-Sym's potential liability and that there are other potentially responsible parties for the environmental conditions at the site, including the U.S. government as owner, operator and arranger at the site. The potential liability associated with this matter can change substantially, due to such factors as additional information on the nature or extent of contamination, methods of remediation that might be recommended or required, changes in the apportionment of costs among the responsible parties and other actions by governmental agencies or private parties.

        In connection with the our acquisition of ESSI in January 2006, we have been made aware of certain legal actions, claims, assessments and other contingencies, including those described below.

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

        On or about September 23, 2005, the SEC staff advised ESSI's counsel that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop-work order relating to ESSI's Deployable Power Generation and Distribution Systems (DPGDS) program for the U.S. Air Force and relating to trading in ESSI stock by certain individuals associated with ESSI. In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and/or testimony to the SEC. ESSI has received no additional subpoenas or requests for information from the SEC on these subject matters since May 2006.

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

        In February 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chief Financial Officer and former Controller had each participated in a backdating scheme. Also in February 2007, the SEC reported that ESSI's former Controller had settled its action against him by consenting to disgorgement, financial penalties, an officer and director bar and a permanent suspension from practicing before the SEC as an accountant. In July 2007, the SEC filed civil injunctive actions in the United States District Court for the Eastern District of Missouri, Eastern Division, alleging that ESSI's former Chairman of the Board and Chief Executive Officer and his son (who was also a member of ESSI's Board of Directors and Compensation Committee) each participated in a backdating scheme. The pending SEC actions were consolidated and stayed at the request of the U.S. Attorney's office pending resolution of related criminal proceedings. ESSI's former Chief Financial Officer represented in an October 2008 court filing that he had agreed to pay a civil penalty to the SEC of $400,000.

        In March 2007, ESSI's former Controller pleaded guilty to a one-count information brought by the office of the United States Attorney for the Eastern District of Missouri, charging him with making false statements to the government. In connection with his plea, this former ESSI executive admitted that a number of documents filed by ESSI with the SEC contained the materially false statement that the option price of shares subject to the ESSI stock option plan was the closing price of the stock on the date the options were awarded. This former ESSI executive is expected to be sentenced in November 2008.

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

        On October 3, 2008, ESSI's former Chairman of the Board and Chief Executive Officer was sentenced to probation for a term of three years, and ordered to serve forty hours of community service and pay approximately $7.9 million in restitution. On October 17, 2008, ESSI's former Chief Financial Officer was sentenced to fifteen months in prison and two years of supervised release thereafter. He also was ordered to pay approximately $1.8 million in restitution and a penalty of approximately $4 million.

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

        In May 2008, we were notified that the NYSE Regulation Inc.'s Market Trading Analysis Department (the NYSE) and the SEC had each commenced independent inquiries regarding trading in DRS securities prior to the public announcement that Finmeccanica S.p.A. and we have entered into a definitive merger agreement pursuant to which Finmeccanica had agreed to acquire us for $81 per share subject to the terms thereof. In each case, we have been asked to provide certain documents and information. In May 2008, we were advised by the SEC that its informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred or as an adverse reflection upon any person or security. Similarly, the NYSE advised us that it was engaged in a fact gathering process and that no inference of impropriety should be inferred. The SEC subsequently filed an action in the Southern District of New York captioned SEC v. One or More Unknown Purchasers 08 Civ. 6609 (PAC) and, in October 2008, requested additional information from us.

        In May 2008, a plaintiff filed a putative class action lawsuit against us and the members of our board of directors in New Jersey state court, challenging the transactions contemplated by the merger agreement and alleging breaches of fiduciary duty. As amended, the complaint asserts a claim for breach of fiduciary duties against the director defendants and a claim for aiding and abetting breach of fiduciary duties against us and our general counsel. The plaintiff alleges, among other things, that the proposed transaction arises out of a flawed process and that our preliminary proxy statement, filed with the SEC on June 13, 2008, contained misleading disclosures and/or omits certain material information. On July 25, 2008, the defendants moved to dismiss the amended complaint for failure to state a claim. On September 15, 2008, the plaintiff filed a motion to enjoin the stockholder vote. On September 22, 2008, the Court denied both motions. We believe that the claims asserted by the plaintiff in the amended complaint are wholly without merit.

Item 1A.    Risk Factors

        In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also materially may adversely affect our business, financial condition and/or operating results.

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition and results of operations as a result of any additional significant recessionary pressures and declines in economic growth associated with the economic crisis. In particular, no assurance can be given that the United States federal government will maintain its current level of defense spending. In addition, the economic crisis also could adversely impact our suppliers' ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations.

Items 2 and 3 are not applicable and have been omitted.

Item 4.    Submissions of Matters to a Vote of Security Holders

        On September 25, 2008, the Company held a special meeting of stockholders at the Hilton Parsippany, One Hilton Court, Parsippany, New Jersey 07054. The following matters were submitted to a vote of stockholders:

  i.
  To ratify a proposal to adopt the Agreement and Plan of Merger, dated May 12, 2008, among the Company, Finmeccanica—Societa per azioni and Dragon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Finmeccanica.

  ii.
  To ratify the adjournment or postponement of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the merger agreement and approve the merger.

	For	Abstain	Against
Proposal (i):	28,979,010	31,947	16,871

	For	Abstain	Against
Proposal (ii):	27,332,717	1,446,517	248,594

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRS TECHNOLOGIES, INC.
Date: November 7, 2008	/s/ RICHARD A. SCHNEIDER
Richard A. Schneider Chief Financial Officer

QuickLinks

DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Index to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per-share data) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)
DRS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet As of September 30, 2008 (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Three Months Ended September 30, 2007 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2008 (in thousands)
Condensed Consolidating Statements of Earnings Six Months Ended September 30, 2007 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2008 (in thousands)
Condensed Consolidating Statements of Cash Flows Six Months Ended September 30, 2007 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submissions of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES